Form 10-Q
period 1995-03-31
LECTEC CORP /MN/
filed 1995-05-12
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ to_____________

Commission file number:  0-16159

                               LECTEC CORPORATION
             (Exact name of Registrant as specified in its charter)


              Minnesota                                41-1301878
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

10701 Red Circle Drive, Minnetonka, Minnesota                           55343
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (612) 933-2291

Securities registered pursuant to Section 12(b)of the Act:               None

Securities registered pursuant to Section 12(g)of the Act:   Common stock, par
                                                          value $0.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                       No


The number of shares outstanding of the registrant's common stock as of May 1, 1995 was 3,784,903 shares.


                               LECTEC CORPORATION

                               Table of Contents

                                     Part I

                             Financial Information


     Item 1.     Financial Statements . . . . . . . . . . . . .              I-1

     Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.     I-7


                                    Part II

                               Other Information


     Item 1.     Legal Proceedings. . . . . . . . . . . . . . .             II-1

     Item 2.     Changes in Securities. . . . . . . . . . . . .             II-1

     Item 3.     Defaults Upon Senior Securities. . . . . . . .             II-1

     Item 4.     Submission of Matters to a
                 Vote of Security Holders . . . . . . . . . . .             II-1

     Item 5.     Other Information. . . . . . . . . . . . . . .             II-1

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . .             II-1

                 Signature Page. . . . . .. . . . . . . . . . .             II-2



                      LECTEC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                March 31,         June 30,
                                                                     1995             1994
ASSETS
                                                              (Unaudited)
Current assets
  Cash and cash equivalents                                      $748,778         $785,770
  Short-term investments                                                0        1,396,800
  Receivables
    Trade, less allowance for doubtful accounts
      of $28,762 (unaudited) and $16,402                        2,134,154        1,762,507
    Other                                                         467,064          220,572

                                                                2,601,218        1,983,079
  Inventories
    Raw materials                                               1,360,253        1,224,609
    Work-in-process                                               185,209          185,307
    Finished goods                                                749,182          362,119

      Total inventories                                         2,294,644        1,772,035

  Prepaid expenses and other                                      255,561          101,737

  Deferred tax asset                                               77,000           77,000

        Total current assets                                    5,977,201        6,116,421

Property, Plant and Equipment - at Cost
  Building and improvements                                     1,528,704        1,426,072
  Equipment                                                     5,453,651        3,413,165
  Furniture and fixtures                                          406,542          309,560

                                                                7,388,897        5,148,797
  Less accumulated depreciation                                 2,667,778        2,285,900

                                                                4,721,119        2,862,897
  Construction in progress                                        551,654        1,594,974
  Land                                                            247,731          247,731

                                                                5,520,504        4,705,602
Other Assets
  Patents and trademarks, less accumulated
    amortization of $523,586 (unaudited) and $436,125
    at March 31, 1995 and June 30, 1994, respectively             381,382          362,966
  Goodwill, less accumulated amortization of $196,668
    (unaudited) and $49,167 at March 31, 1995
    and June 30, 1994, respectively                               393,332          540,833
  Long-term marketable securities at lower of cost or market, net of allowances of $68,682 (unaudited) and $60,964
    at March 31, 1995 and June 30, 1994, respectively             578,718          568,673
  Other                                                            32,457           60,361

                                                                1,385,889        1,532,833

                                                              $12,883,594      $12,354,856

See accompanying notes to the consolidated financial statements



                      LECTEC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                March 31,        June 30,
                                                                     1995            1994
LIABILITIES AND SHAREHOLDER'S EQUITY                          (Unaudited)
Current liabilities
  Accounts payable                                             $1,057,066         $960,528

  Accrued expenses
    Payroll related                                               361,498          343,560
    Profit sharing contribution                                    42,607           46,918
    Deferred compensation                                          28,429           27,848
    Other                                                          86,331                0

        Total current liabilities                               1,575,931        1,378,854

Deferred Income Taxes                                             139,000          139,000

Shareholders' Equity
  Common stock, $.01 par value: 15,000,000 shares
    authorized; issued and outstanding: 3,770,000
    shares (unaudited) at March 31, 1995 and
    3,757,000 shares at June 30, 1994                              37,700           37,570
  Additional paid-in capital                                    9,845,518        9,809,079
  Allowance for long-term marketable securities                   (68,682)         (60,964)
  Retained earnings                                             1,354,127        1,051,317

                                                               11,168,663       10,837,002

                                                              $12,883,594      $12,354,856


See accompanying notes to the consolidated financial statements


                      LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                          Three months ended        Nine months ended
                                               March 31,                 March 31,
                                           1995        1994          1995        1994

Revenues                                (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
  Product sales                          $4,232,402  $2,252,783   $10,822,734  $7,849,547
  Contract research                               0           0             0      15,275

    Total revenues                        4,232,402   2,252,783    10,822,734   7,864,822

Cost of goods sold                        2,497,670   1,490,172     6,435,146   4,876,905

    Gross profit                          1,734,732     762,611     4,387,588   2,987,917

Operating expenses
  Selling, general and administrative     1,034,310     418,463     2,708,480   1,183,217
  Research & development                    449,235     349,385     1,337,607   1,032,133

                                          1,483,545     767,848     4,046,087   2,215,350

    Operating profit                        251,187      (5,237)      341,501     772,567

Other income (expense)
  Interest income                             6,149       8,139        33,649      59,814
  Dividend income                             8,930      12,269        29,355      54,088
  Interest expense                            5,659        (944)            0      (1,883)
  Other                                      (5,166)      3,007         2,693       3,024

                                             15,572      22,471        65,697     115,043

    Earnings before income taxes and
      equity in losses of
      unconsolidated subsidiary             266,759      17,234       407,198     887,610

Income tax expense (benefit)                 82,216      (6,020)      104,388     244,111

    Earnings before equity in losses
      of unconsolidated subsidiary          184,543      23,254       302,810     643,499

Equity in losses of unconsolidated
  subsidiary                                      0      (3,769)            0    (133,646)

    Net earnings                           $184,543     $19,485      $302,810    $509,853

Net earnings per common and common
  equivalent share
    Primary                                   $0.05       $0.01         $0.08       $0.13
    Fully diluted                             $0.05       $0.01         $0.08       $0.13

Weighted average number of common
  and common equivalent shares
  outstanding during the period
    Primary                               3,808,253   3,813,439     3,806,196   3,802,385
    Fully diluted                         3,859,488   3,813,457     3,823,325   3,802,432


See accompanying notes to the consolidated financial statements


                      LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                 Nine months     Nine months
                                                                    Ended           Ended
                                                                  March 31,       March 31,
                                                                      1995            1994

Cash flows from operating activities                             (Unaudited)     (Unaudited)
  Net earnings                                                      $302,810        $509,853

  Adjustments to reconcile net earnings to net cash provided by operating activities

      Depreciation and amortization                                  616,840         363,473
      Provision for losses on accounts receivable                     12,360          27,572
      Equity in losses of unconsolidated subsidiary                        0         133,646
      Changes in operating accounts, current assets
        and liabilities
          Trade and other receivable                                (630,499)       (598,435)
          Inventories                                               (522,609)       (666,197)
          Prepaid expenses and other                                (125,920)        (49,780)
          Accounts payable                                            96,538         206,877
          Income taxes payable                                             0         107,869
          Accrued expenses                                           100,539          11,555

            Net cash (used) provided by operating activities        (149,941)         46,433

Cash flows from investing activities
  Purchase of property, plant and equipment                       (1,196,780)     (1,216,084)
  Investment in patents and trademarks                              (105,877)         (7,833)
  Purchase of marketable securities and other investments           (234,317)     (1,729,946)
  Sale of marketable securities and other investments              1,613,354       2,845,989

            Net cash provided (used) in investing activities          76,380        (107,874)

Cash flows from financing activities
  Issuance of common stock                                            36,569          14,975
  Retirement of common stock                                               0          (3,619)

            Net cash provided (used) by financing activities          36,569          11,356

            Net increase (decrease) in cash and cash equivalents     (36,992)        (50,085)

Cash and cash equivalents at beginning of period                     785,770         433,754

Cash and cash equivalents at end of period                          $748,778        $383,669


See accompanying notes to the consolidated financial statements



                      LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                      Disclosures in Financial Statements

               Supplemental Disclosures of Cash Flow Information

                                                      Nine months         Nine months
                                                         Ended               Ended
                                                       March 31,           March 31,
                                                          1995                1994

                                                      (Unaudited)         (Unaudited)
Cash paid during the period for:
    Interest expense                                          $0              $1,883
    Income taxes                                          94,462             175,066



See accompanying notes to the consolidated financial statements




                      LECTEC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1995



(1)   General

              The accompanying  consolidated  financial  statements  include the
accounts  of  LecTec   Corporation   (the   "Company"),   LecTec   International
Corporation, a wholly-owned subsidiary, and Natus Corporation, a fifty-one percent owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments (which consist only of adjustments of a normal recurring nature) necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   Stock Dividend

              During June 1994, the Board of Directors declared a 5% stock dividend payable to shareholders of record as of July 15, 1994 which was paid on July 29, 1994. The weighted average number of common shares outstanding for all periods presented has been retroactively adjusted to give effect to the stock dividends.

(3)   Natus Corporation

              The Company began consolidating Natus' results of operations effective April 1, 1994. The Company has restated the Consolidated Financial Statements to reflect Natus, using the equity method, for all fiscal 1994 quarters prior to April 1, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

              Product sales for the third quarter of fiscal 1995 were $4,232,402 as compared with $2,252,783 for fiscal 1994. Product sales for the first nine months of fiscal 1995 were $10,822,734 as compared with $7,849,547 for fiscal 1994. Product sales, for the third quarter, increased by 87.9%, reflecting growth in all product groups over the same period of fiscal 1994. Conductive products, the Company's largest product group, increased by 26.4% over the same period of last year. Medical tape sales increased 101.1% primarily due to the receipt of a major tape converter order. Therapeutic product sales experienced a 382.8% increase over the same period last year, mainly due to the increased sales of the analgesic patch through Natus Corporation. Product sales, for the first nine months, increased by 37.9% as compared to the first nine months period of fiscal 1994, primarily as a result of the growth in our Conductive and Therapeutic product groups plus the inclusion of sales of non analgesic patch Natus products.

              The Company had no contract research revenues for the third quarter of fiscal 1995 or the first nine months of fiscal 1995. In fiscal 1994, the Company had no contract research revenues for the third quarter and $15,275 for the nine months period.

              Gross profit as a percent of total revenues for the third quarter of fiscal 1995 was 41.0% as compared to 33.9% for the third quarter of fiscal 1994. For the first nine months, gross profit as a percent of total revenues was 40.5% in fiscal 1995 and 38.0% in fiscal 1994. The increase in gross profit percent for the quarter and first nine months reflects the impact of the consolidation of higher margin Natus product sales with LecTec.

              Selling, general, and administrative expenses for the third quarter, as a percentage of total revenues, were 24.4% and 18.6% for fiscal 1995 and 1994, respectively. For the first nine months, selling, general, and administrative expenses, as a percentage of total revenues, were 25.0% and 15.0% for fiscal 1995 and 1994, respectively. The increase in expenses for fiscal 1995 for the three month and nine month periods are primarily related to the consolidation of Natus with LecTec for fiscal 1995, the higher selling costs associated with the Natus direct selling organization and the inclusion of goodwill amortization related to the acquisition of Natus Corporation.

              Research and development expenses for the third quarter, as a percentage of total revenues, were 10.6% and 15.5% for fiscal 1995 and 1994, respectively. Actual expenses for the third quarter of fiscal 1995 increased to $449,235 from $349,385 in 1994. For the first nine months, research and development expenses as a percent of total revenues, were 12.4% and 13.1%, respectively. Actual expenses for the first nine months of fiscal 1995 increased to $1,337,607 from $1,032,133 in 1994. LecTec has been aggressively moving forward with the research and development of a non-nicotine active ingredient for alleviating symptoms of tobacco withdrawal. The Company completed the Phase I clinical trials during the fourth quarter of fiscal 1994. Due to encouraging findings on safety and toxicity levels, plus preliminary indications of efficacy from the initial clinical trials, the Company commenced the Phase II clinical study in September 1994. In December 1994, McNeil Consumer Products, a division of Johnson & Johnson, decided not to exercise its option to proceed with the research, development and licensing agreement previously signed with LecTec Corporation, thereby relinquishing all licensing agreement rights to the non-nicotine smoking cessation product. The McNeil action provides LecTec with the opportunity to establish a new marketing alliance under which the Company retains maximum rights to the product. In March, 1995, the Company released preliminary findings from an ongoing study by the Addiction Research Center of the National Institute of Drug Abuse which found that the non-nicotine smoking cessation product has a very low potential for addictiveness. Furthermore, in April, 1995, the Company announced completion of the Phase II clinical study and results which indicate the non-nicotine smoking cessation product has been found to be effective at assisting smokers to quit by alleviating tobacco withdrawal symptoms. The Company has a strategy of developing therapeutic products internally through clinical trials to market-ready status. Although the Company will continue to seek strong partners to market selected therapeutic products and help defray development costs, this in-house strategy permits LecTec to negotiate with potential partners from a position of strength. The Company anticipates research and development expenses will continue in the range of 10% to 15% of revenues. The Company will also continue product development in the Conductive and Medical Tape product groups.

              Other income (expense) decreased in the third quarter of fiscal 1995 to $15,572 from $22,471 in the third quarter of 1994. Other income (expense) for the first nine months of fiscal 1995 decreased to $65,697 from $115,043 in the same period of fiscal 1994. The decline resulted from the liquidation of short-term investments to finance the acquisition of a new medical tape production line and a new therapeutic production line plus the increases in receivables and inventory necessary to support the growing business.

              Earnings before income taxes and equity in losses of unconsolidated subsidiary for the third quarter, as a percent of total revenues, increased from 0.8% in fiscal 1994 to 6.3% in fiscal 1995. Earnings before income taxes and equity in losses of unconsolidated subsidiary for the third quarter were $17,234 and $266,759 in 1994 and 1995, respectively. For the first nine months earnings before income taxes and equity in losses of unconsolidated subsidiary as a percent of total revenues decreased from 11.3% in fiscal 1994 to 3.8% in fiscal 1995. Earnings before income taxes and equity in losses of unconsolidated subsidiary for the first nine months were $887,610 and $407,198 in 1994 and 1995, respectively. The increase in earnings before income taxes and equity in losses of unconsolidated subsidiary for the quarter was the result of increased sales, the inclusion of Natus Corporation sales and increased margins which were offset to a lesser degree by increased selling, general and administrative expenses associated with the inclusion of Natus Corporation and increased research and development expenses. The decrease in earnings before income taxes and equity in losses of unconsolidated subsidiary for the nine months was the result of significantly reduced margins on medical tape plus the increased selling, general and administrative expenses associated with the inclusion of Natus Corporation and increased research and development expenses.


Liquidity and Capital Resources

              The Company has used internally generated cash to support growth and capital spending. The Company continues to have an unused $1,000,000 line of credit available to meet current operating requirements. The Company estimates that capital expenditures will exceed $1,300,000 for equipment and capital improvements during fiscal 1995. The Company continues to have a strong Balance Sheet with no long term debt and a current ratio at the end of the third quarter of fiscal 1995 of 3.79 as compared to 7.45 at the end of the same period of 1994. Working capital, at the end of the third quarter of fiscal 1995, decreased to $4,401,270 from $5,957,622 at the end of the same period of fiscal 1994.



                                    PART II

                               OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              There have been no changes in the rights of security holders.

Item 3.       Defaults Upon Senior Securities
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              The registrant is not aware of any other information of material importance to be included in this report.

Item 6.       Exhibits and Reports on Form 8-K

              (a)        Exhibits - EX.27 Financial Data Schedule for SEC use.

              (b)        Reports on Form 8-K

                         None


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LECTEC CORPORATION


Date May 12, 1995                            /s/  Erwin W. Templin II
                                                  Erwin W. Templin II, EVP & CFO