Form 10-K
period 1995-06-30
LECTEC CORP /MN/
filed 1995-09-28
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1995.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to __________

Commission file number:  0-16159

                               LECTEC CORPORATION
(Exact name of Registrant as specified in its charter)


         Minnesota                                        41-1301878
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10701 Red Circle Drive, Minnetonka, Minnesota                         55343
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (612) 933-2291

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $0.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_           No ___

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1995 was $37,922,390.

The number of shares outstanding of the registrant's common stock as of September 15, 1995 was 3,792,239 shares.

[_] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein; and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


         Documents Incorporated by Reference       10-K Parts Where Incorporated

1.  Definitive Proxy Statement for
    Annual Meeting of Shareholders of the
    Registrant to be held November 17, 1995                 Part III



                                     PART I

Item 1.  BUSINESS

GENERAL

         LecTec Corporation (the "Company") designs, manufactures and/or markets diagnostic and monitoring electrodes, nerve and muscle stimulation electrodes, conductive and non-conductive adhesive hydrogels, medical tapes, transdermal and dermal drug delivery and therapeutic products. The Company markets its products to original equipment manufacturers, medical products distributors, clinic and hospital purchasing groups, individual clinics and hospitals as well as electronic retailing and direct selling groups. All of the products manufactured by the Company are designed to be highly compatible with skin, the largest organ of the human body. The Company developed the first "solid state" electrodes, which did not require the use of messy liquid, aqueous conductive gels or irritating tapes in order to maintain contact with the skin. The Company has since continued to develop, manufacture and/or market electrodes, hydrogels, medical tapes, transdermal and dermal drug delivery systems, and therapeutic drug products. The Company holds domestic and foreign patents on various products. The Company, through its research and development efforts, is developing new systems for transdermal drug delivery, new conductive-adhesive hydrogel polymers, medical tapes and therapeutic drugs, and refining existing technologies for new markets. The Company was organized in 1977 as a Minnesota corporation. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (612) 933-2291.

PRODUCTS

         The Company applies its patented conductive and non-conductive adhesive hydrogels technology to cardiac diagnostic and cardiac monitoring electrodes. The Company's patented natural and synthetic-based polymers are self-adhesive, hypoallergenic and can be made electrically conductive. Using natural-based polymers, the Company developed the first solid-state electrode. All of the Company's electrodes are electrically and chemically stable.
         All of the Company's "skin-like" hydrogels are chemically compatible with human skin, thereby reducing or eliminating causative agents of skin irritation and reducing both damage to the skin and the risk of infection. The electrical and adhesive properties and the dimensions of the Company's products are highly consistent and reproducible from product to product because the conductive polymer is in a solid form, unlike some of the conductive gels used on competitive products. The Company's electrodes are electrically and chemically stable. The Company does not use toxic solvents in the manufacturing of its products. Solvents can cause dehydration of the skin, thereby causing damage to the skin as well as pain and discomfort to the patient. In addition, the use of this proprietary technology enables the Company to avoid certain environmental concerns associated with the use of harmful solvents in the manufacturing process.

CONDUCTIVE PRODUCTS The Company's conductive products include diagnostic electrodes, monitoring electrodes, and electrically conductive and non-conductive adhesive hydrogels.
         The Company's "Tracets"(R) diagnostic electrodes are snapless, disposable electrodes designed to replace reusable suction cups (Welsh bulbs) and conductive gels applied during routine electrocardiographs. Because Tracets electrodes are disposable, they pose less risk of cross infection than reusable suction cups. The solid state and snapless design of the Tracets electrodes provide more consistent electrical performance and offer shorter procedure and clean-up time than Welsh bulbs. Presently the Company has four different types of diagnostic electrodes: T1000 Plus, a snapless disposable tab electrode made of natural polymer solid gel with gentle adhesion; MP 3000, a synthetic solid gel electrode with aggressive adhesion which meets all AAMI standards including defibrillation recovery; AG 4000, a synthetic solid gel, silver substrate electrode which meets all AAMI standards including defibrillation recovery; and T6000, introduced in April, 1993, a compact electrode with a synthetic solid gel which meets AAMI standards including defibrillation recovery.
         The Company's SynCor(R) monitoring electrodes are used for heart monitoring applications. These applications include surgical patients and hospitalized patients attached to bedside cardiac monitors. The SynCor product line consists of a specialized short term surgical electrode and a neo-natal product. The Company's short-term and neo-natal electrodes adhere without the use of tape. The Company introduced a new monitoring snap-type electrode in 1995, VitaTrace(TM) VT-10, composed of a synthetic solid state gel that meets all AAMI standards for adult use in bedside cardiac monitoring.
         The Company makes several hydrogels which are used in stimulation products to treat acute and chronic pains and stimulate bone and muscle growth. The Company has been directing resources into developing hydrogels for stimulation applications which are sold to converters or OEMs of medical products.
         The Company manufactures synthetic and naturally-based hydrogels. The Company regulates the adhesive qualities of its hydrogels so that they can be used for attaching devices to the body. The hydrogels can be developed to deliver specific medications to the skin for topical use, or into or through the skin for localized or systemic application. Also, the hydrogels can be manufactured to have various levels of electrical conductivity, with or without self-adhesive properties, for diagnostic and monitoring electrodes, electrosurgical grounding pads, external pacing and defibrillation electrodes, TENS products and iontophoretic return electrodes. Sales of conductive products accounted for approximately 52%, 58% and 61% of the Company's product sales during its fiscal years ended June 30, 1995, 1994 and 1993.

MEDICAL TAPE PRODUCTS The Company manufactures and markets medical tape products of various types and configurations for the world market. The Company's medical tape business includes the U.S. healthcare market (hospitals and alternate care), the U.S. consumer market and the international healthcare market. Medical tape products manufactured and marketed by the Company are configured in both self-wound finished rolls and semi-finished master rolls. The Company's medical tape product line is comprised of the standard paper, plastic and cloth products widely used in the medical industry. The Company's trademarked products include "Superpore(R)" Porous Paper Tape, "Isosilk(TM)" Cloth Tape and "Isoclear(TM)" Transparent Tape. All of the Company's tapes are hypoallergenic and utilize solvent-free adhesives.

         The Company offers private label and converter alliance programs to enable major medical marketers to gain market share and penetrate the world-wide market for quality, cost-effective medical tape products. These programs offer customers quality products to compete successfully against established brand names. Private labeling tape products allows major medical marketers to penetrate markets offering significant volume potential with their own custom brand of medical tapes.

         The Converter Alliance Program increases profitability and marketing opportunities for the Company's partners abroad. This program involves exporting semi-finished master rolls of medical tape to partners who convert the material into finished product, package the product and market it in a specific country. When product labeling and packaging is completed in the country where the product is sold language and cultural barriers are reduced and packaging costs are often significantly lowered. Manufacturing partners benefit from using quality raw materials, market-oriented packaging, local labor content, established distribution channels, and connections with local Ministries of Health and other healthcare decision makers. Sales of medical tapes accounted for approximately 26%, 36% and 37% of the Company's product sales in its fiscal years ended June 30, 1995, 1994 and 1993.

THERAPEUTIC PRODUCTS The Company researches, develops and manufactures patented pharmaceutical products which include transdermal and dermal delivery systems and oral medications which are or will be marketed by the Company, or by pharmaceutical and marketing companies. The membrane-based pharmaceutical products use a monolithic system that delivers drugs topically onto or through the skin. Also, non membrane products are being developed that will deliver the drugs in an oral tablet or capsule form. Products currently manufactured using the membrane-based transdermal or dermal (patch) technology are a wart remover, analgesic patches for localized pain relief and a corn and callus remover. These products are marketed as OTC products. The Company, through its 51% owned subsidiary, Natus Corporation, also sells a variety of natural health, beauty and home care products to distributors located throughout the United States. One of the products sold by Natus is the "NatusPatch(TM)", an analgesic patch for localized pain relief manufactured by the Company. Excluding the NatusPatch, other products marketed by Natus Corporation are manufactured by third parties under manufacturing agreements, and generally utilize custom formulations exclusive to Natus. Effective April 1, 1994, the Company consolidated Natus and its results of operations. Sales of therapeutic products accounted for approximately 22%, 6% and 2% of the Company's product sales in each of the fiscal years ended June 30, 1995, 1994 and 1993.

CUSTOMERS

         Burdick Corporation, ("Burdick") accounted for 14.6%, 17.4% and 17.9% of the Company's total revenues during fiscal years 1995, 1994 and 1993, respectively. Beiersdorf, Inc. accounted for 10.1% of the Company's total revenues during fiscal year 1994 and the National Medical Products Company accounted for 11.5% of the Company's total revenues during fiscal 1993. The Company sold its product to approximately 150 active customers during the fiscal year 1995, down from approximately 240 active customers during fiscal years 1994 and 1993. The decrease in active customers was the result of a marketing strategy to consolidate low volume customers with higher volume dealers and distributors in an effort to reduce total costs associated with order processing and shipping. The Company's backlog (open) orders as of August 12, 1995 totaled approximately $2,184,800 (all of which the Company expects to fill), compared with approximately $1,807,900 and $2,604,600 on August 12, 1994 and 1993,
respectively.

GOVERNMENTAL REGULATION

         Clinical testing, manufacturing, packaging, labeling and distribution of the Company's products are subject to FDA regulation. Comparable agencies in some states and certain foreign countries also regulate the Company's activities. The Company's electrodes and hydrogels may, under current FDA policy, be marketed pursuant to Section 510(k) notifications, which are simplified means of obtaining FDA approval to market a medical device. The Company's topical drug products are marketed under OTC monographs. The Company's `new drug' and transdermal `new drug' delivery technology, however, may be marketed only after approval of a New Drug Application (NDA) containing full reports of extensive laboratory and clinical investigations on animals and humans.
         The Company does not use toxic solvents in the manufacturing of its products and thus environmental concerns are reduced for the Company's manufacturing processes as compared with its competitors. The Company does not anticipate any major expenditures for environmental controls during the next year.


COMPETITION

         The markets for electrodes, hydrogels, tapes, transdermal drug delivery and therapeutic products are highly competitive. Firms in the medical supply industry compete on the basis of product performance, pricing, distribution and service. Many of the Company's major competitors, including Minnesota Mining and Manufacturing (3M), have significantly greater financial, marketing and technological resources than the Company. Competitors of the Company most often rely on pricing, distribution or brand-name recognition to obtain sales. The Company believes that it competes successfully on the basis of product performance, cost savings in the use of patented technology and its ability to manufacture private label products for distributors and OEMs.
         The Company believes Tracets brand diagnostic electrodes have superior electrical performance and skin adherence, which allows for more accurate electrocardiogram tracings, and superior hydrophilic properties, which prevent the conductive hydrogels from drying out in storage under normal conditions and duration. Tracets offer significant cost savings over snap, pre-gelled tape diagnostic electrodes.
         Most competing monitoring electrodes use hydrophobic, solvent-containing adhesive tapes and high chloride ion concentration conductive gels. The Company believes its SynCor monitoring electrodes are the only monitoring electrodes on the market that offer hydrophilic adhesive systems and a conductive material that does not dry out in storage under normal conditions and duration. The Company's new monitoring snap-type electrode VitaTrace(R) competes very well due to its product performance, high quality and competitive price.
         The Company manufactures synthetic and natural-based hydrogels. The Company pioneered hydrogel technology and developed alternatives to competitors' hydrogels that are resistant to dehydration and evaporation problems and changes in their electrical and physical properties. The Company believes that it is the lowest cost producer of such medical hydrogels.
         In recent years the Company has noted a reduction in the number of manufacturers of medical tapes. The Company believes this is due, in part, to the competitors' inability to satisfy increasingly stringent environmental requirements and market price pressures. This provides the Company an opportunity to increase its market share. The Company believes that it is the first medical tape company manufacturing medical tapes without the use of harmful solvent-based adhesives or processing aids. The Company's tapes are non-irritating and highly breathable. The Company has also entered the retail medical tape market, supplying private label product to major medical marketing companies.
         Schering-Plough (Dr. Scholl's) is the major competitor of two of the Company's therapeutic products, an OTC corn and callous remover and an OTC wart remover. Dr. Scholl's holds in excess of 85% market share for both products. The Company's OTC analgesic patch competes with ointments, lotions and creams manufactured by various competitors including Ciba Consumer Products, Chattem, Pfizer and Bristol-Myers Squibb.


PATENTS AND TRADEMARKS

         The Company has U.S. and foreign patents on adhesive membranes, electrode designs, transdermal and dermal delivery systems and tape structures. In the last year the Company added two new foreign patents, Canadian 1,326,063 and Danish 169,235. Thirteen U.S. and foreign patent applications are pending. Additionally, six patent applications are pending for which the Company has exclusive licenses. The patents most pertinent to the Company's major products have been awarded and have a remaining duration in excess of eight years.
         The Company uses its best efforts to protect its proprietary property and information. In addition, the Company monitors competitive products and patent publications to be aware of infringement possibilities.
         The Company expects that its products will be subject to continual modifications due to improvements in materials and rapid technological advances in the market for medical devices. Therefore, the Company's continued success does not depend only upon ownership of patents, but also upon technical expertise, creative skills and the ability to forge these talents into the timely release of new products into the marketplace.
         The Company has registered the following trademarks in the United States Patent and Trademark Office: LecPads, SPARE, Tracets, Superpore, Tree-Skin, ResTest II, VitaTrace, SME, LecTec and SynCor. The Company has filed for the registration of the tradenames UltraEase, DermaPhyl and Isoclear. The Company uses, but has not registered, the following tradenames: LecTrode, Isosilk, Isotex, Isopore, SME-5000, infiniti, Exten 238, DermaPhyl and "The Best
 ... Next to Skin.".
         The Company's 51% owned subsidiary, Natus Corporation, has registered the following tradenames in the United States Patent and Trademark Office:
Natus, Aromasynergy, and Natus Patch. Natus Corporation has filed for the registration of the following tradenames: TheraPatch, Thermal Patch, Hydro
Gesic Patch, Natus Born of Nature-Body Balance, Duogenol, Natus Born of Nature-Pure Indulgence, Natus Born of Nature-Diet Sense, Natus Born of Nature-Ultra Sense and Natus Born of Nature-Advanced Revitalizing Complex.


RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new technologies for application in the design of new products and the improvement and manufacturing of disposable products to be sold in the medical marketplace.
         The Company may develop products jointly with corporations and/or with inventors from the academic world via research and development contracts or other forms of working alliances. Resulting products may then be marketed by sponsoring partners or through a marketing arrangement with an appropriate distributor. R&D contract opportunities are evaluated on an individual basis.
         A Phase I clinical trial of a non-nicotine smoking cessation product was successfully completed in 1994. This in-hospital study demonstrated that the product is safe and non-toxic and provided encouraging indications of efficacy. In 1995 the identity of our non-nicotine smoking cessation compound was identified as being cotinine. An outpatient (Phase II) clinical trial (performed at the Baltimore VA Medical Center) was completed in the Spring of 1995. This study provided further evidence of the drug's safety and showed a strong trend supporting the conclusion that cotinine is effective in assisting smokers to quit by alleviating a wide range of tobacco withdrawal symptoms.
         Concurrently, the Addiction Research Center of the National Institute of Health (NIH) is conducting a study to determine if cotinine is addictive. Preliminary data was presented in March at the National Conference of the Society for Research on Nicotine and Tobacco. This data lends support to the notion that cotinine is behaviorally active and could mediate certain components of nicotine dependence. Minimal abuse potential (addiction potential) was detected. We expect this study to continue into December of 1995.
         Research and development efforts in the conductive product group has led to the development of a new polymer-based reusable hydrogel. A 510(k) was submitted for the new UltraEase ultrasonic hydrogel couplant pad product. The Company also continues to develop a unique defibrillation/monitoring/external pacing electrode system under a manufacturing supply and research and development agreement.
         The Company has developed an adhesive medical tape product, containing Zinc Oxide, which meets the BP (British Pharmacopoeia) Standard for the international market. The newly acquired and developed pressure sensitive adhesive coating and slitting production equipment, for the manufacturing of medical tapes, now employs two patent pending processes. One of those processes is used for the manufacture of a newly developed tape product, namely, Isoclear.
         In the fiscal years ended June 30, 1995, 1994 and 1993, the Company spent, approximately, $1,877,000, $1,380,000 and $1,406,000, respectively, on research and development.

MARKETING AND MARKETING STRATEGY

         The Company markets and sells its products to original equipment manufacturers (OEM), medical product distributors, clinic and hospital purchasing groups, individual clinics and hospitals as well as electronic retailing and direct selling groups. The Company has focused on OEM accounts to build strategic partnerships with medical equipment and disposable supply manufacturers. Additionally, joint venture and marketing contracts are used to promote the Company's growth in therapeutic markets.
         The Company sells its products in Canada, Europe, Asia, and portions of Latin America. Export revenues totaled $2,603,349 (18% of total revenues) in the fiscal year ended June 30, 1995, $2,349,007 (22% of total revenues) in the fiscal year ended June 30, 1994 and $2,561,346 (28% of total revenues) in the fiscal year ended June 30, 1993. The Company intends to continue to market its products internationally and expects international revenues to remain approximately the same as a percent of total revenues.
         The Company's international sales are made by the Company's corporate sales force and the Company does not maintain a separate international marketing staff or operations. The following table sets forth export revenues by geographic area (See Note J to the Financial Statements):

Export Revenues                             Years ended June 30
                                 1995                1994               1993
   Canada                  $     113,597          $  122,208       $     84,320
   Europe                      1,171,910             943,250            604,734
   Asia                        1,122,179           1,114,928          1,521,532
   Latin America                 195,663             168,621            350.760

Total Export Revenues      $   2,603,349          $2,349,007       $  2,561,346

MANUFACTURING

         The Company manufactures diagnostic and monitoring electrodes, conductive and non-conductive adhesive hydrogels, medical tapes, dermal drug delivery products and therapeutic drug products. The conductive adhesive membranes and medical tapes are used internally to produce finished products and are also sold to other companies who produce medical products. The conductive and therapeutic membranes are manufactured at the Company's Minnetonka, Minnesota facility. The Minnetonka facility also manufactures and packages the therapeutic products and conducts raw material processing operations. The Company's second manufacturing facility in Edina, Minnesota is the primary site for the manufacturing and packaging of medical tape and medical electrodes. The Edina location also provides the majority of the Company's warehouse capacity.

EMPLOYEES

         As of June 30, 1995, the Company employed 78 full-time employees.

ACQUISITION OF NATUS CORPORATION

         During 1993, the Company invested $175,000 in Natus Corporation (Natus), which represented a 19.5% ownership interest in Natus. This investment was recorded at cost. In addition to this equity investment, the Company made cash advances to Natus during fiscal 1993 and 1994.
         On April 1, 1994, the Company exercised an option to purchase 182,822 shares of Natus common stock at $1 per share increasing the ownership in Natus to 51%. This acquisition was accounted for as a stock purchase. The acquired goodwill of, approximately, $590,000 is being amortized on a straight-line basis over 3 years.
         Effective April 1, 1994, the Company consolidated Natus in its results of operations.



Item 2.  PROPERTIES

         The Company owns a building located in Minnetonka, Minnesota, containing 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. In addition, the Company leases a building in Edina, Minnesota containing 29,000 square feet.

Item.3.  LEGAL PROCEEDINGS

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None




                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

         LecTec Corporation has been listed on the NASDAQ since December 17, 1986 and on the National Market System since June 7, 1988 under the trading symbol LECT.
         The following table sets forth for the periods indicated the high and low prices of the Company's Common Stock. The figures reflect the high and low bid prices on the NASDAQ National Market System.

Years ended June 30,                 1995                     1994
                                High        Low           High       Low

First Quarter                 $10.500     $7.000        $11.677     $8.452

Second Quarter                 10.000      6.750         11.429      9.048

Third Quarter                  11.000      7.250         10.238      7.619

Fourth Quarter                 14.250     10.750         10.000      7.619

         As of September 15, 1995 the Company had 3,792,239 shares of Common Stock outstanding and 437 shareholders of record.
         The Company has not declared or paid cash dividends on its Common Stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.



Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA


STATEMENT OF EARNINGS DATA

Years ended June 30,                          1995              1994           1993            1992            1991

Revenues
         Product sales                      $14,138,290    $10,685,215      $8,999,005      $8,015,536      $7,995,461
         Contract research                          ---         30,275         225,000          86,418             ---
         Total revenues                      14,138,290     10,715,490       9,224,005       8,101,954       7,995,461
Gross profit                                  5,697,562      4,041,853       3,434,128       3,290,005       2,997,190
Operating profit                                 69,761        837,161         750,335       1,153,802       1,065,568
Earnings before equity in losses
         of unconsolidated subsidiary           153,863        768,974         745,282         964,026         884,173
Equity in losses of
         unconsolidated subsidiary                  ---       (133,639)       (163,442)            ---             ---
Net earnings                                    153,863        635,335         581,840         964,026         884,173
Net earnings per share
         Primary                                    .04            .17             .15             .26             .25
         Fully diluted                              .04            .17             .15             .26             .24


BALANCE SHEET DATA

Years ended June 30,                           1995            1994            1993            1992            1991
Cash, cash equivalents and
         short-term investments               $839,942      $2,182,570      $3,469,632      $2,736,361      $1,648,516
Current assets                               5,836,764       6,124,640       6,082,934       5,480,921       4,310,529
Working capital                              4,490,796       4,737,567       5,471,894       5,013,766       3,569,474
Property, plant and equipment, net           5,559,807       4,705,602       3,016,761       2,961,711       2,532,347
Long-term marketable securities                568,156         585,855       1,195,992       1,143,605       1,256,030
Total assets                                12,719,146      12,363,075      10,876,068       9,885,809       8,406,877
Long-term obligations                          167,000         139,000          64,000             ---             ---
Shareholders' equity                        11,206,178      10,837,002      10,201,028       9,418,654       7,665,822



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary
         The Company reported net earnings of $154,000 or $.04 per share in fiscal 1995, a decrease of 76% from $635,000 or $.17 per share in 1994 and down from $582,000 or $.15 per share in 1993.
         On April 1, 1994, the Company acquired an additional 31.5% interest in Natus Corporation and began consolidating Natus' results of operations effectively on that date. Natus was acquired to expand the Company's distribution capabilities for over-the-counter (OTC) therapeutic products.

Revenues
         Revenues totaled $14,138,000 in fiscal 1995, an increase of 32% from $10,715,000 in 1994 and also up from $9,224,000 in 1993. Product sales have accounted for the great majority of the Company's total revenues in each of the past three years. The increases in product sales are mostly attributable to increases in volume of products sold.
         Sales of conductive products (medical electrodes and hydrogel membranes) grew by 22% in fiscal 1995 to $7,334,000 from $6,015,000 in fiscal 1994. Conductive products sales were $5,469,000 in fiscal 1993. These increases were primarily attributable to new product introductions and the strengthening of the sales and marketing organization of this core business. Sales of medical tapes decreased by 3% in fiscal 1995 to $3,688,000 from $3,790,000 in fiscal 1994. Medical tape sales were $3,395,000 in fiscal 1993. The 1995 decrease was primarily attributable to a temporary slowdown in the purchasing volume of domestic self-wound finished roll medical tape customers in anticipation of new product offerings scheduled for introduction during the first quarter of fiscal 1996. The 1994 increase from 1993 was primarily attributable to new product introductions and the strengthening of the sales and marketing organization. International sales, consisting primarily of semi-finished medical tape sold to overseas converters for final processing, packaging and marketing, declined to 18% of total revenues in fiscal 1995 from 22% in 1994 and 28% in 1993. International sales are expected to decline further as a percentage of total revenues in fiscal 1996 due to the Company's increased emphasis on domestic market opportunities, while strengthening existing relationships with overseas customers.
         Sales of therapeutic products grew 254% in fiscal 1995 to $3,116,000 from $880,000 in fiscal 1994. Therapeutic product sales were $135,000 in fiscal 1993. Sales of an over-the-counter analgesic patch product accounted for a significant portion of this growth. The Company believes therapeutic products, currently on the market and under development, should account for a growing proportion of the Company's sales mix over the next few years.

         Contract research revenues totaled $30,000 and $225,000 in fiscal years 1994 and 1993, respectively. There were no research revenues in fiscal 1995. The Company has been aggressively moving forward with the research and development of a non-nicotine smoking cessation product based on cotinine. The Company completed the Phase I clinical trials during the fourth quarter of fiscal 1994. The results of the Phase I study established that cotinine is safe and non-toxic. This study also provided encouraging indications of efficacy, meaning that cotinine could be an effective aid at assisting smokers through withdrawal symptoms. While planning the Phase II clinical trial, the Addiction Research Center (ARC) of the National Institutes of Health initiated its own, completely independent, study to determine if cotinine is addictive. The preliminary results of the ongoing ARC study were that cotinine appears to have a very low potential for abuse or addictiveness. The Company completed the Phase II clinical study of the cotinine pill in the fourth quarter of fiscal 1995. An analysis of the data generated by this study indicated that cotinine is effective at assisting smokers to quit by alleviating a wide range of tobacco withdrawal symptoms. In December 1994, McNeil Consumer Products, a division of Johnson & Johnson, decided not to exercise its option to proceed with the research, development and licensing agreement previously signed with the Company, thereby relinquishing all licensing agreement rights to the non-nicotine smoking cessation product. The McNeil action provides the Company with the opportunity to establish a new marketing alliance under which the Company retains maximum rights to the product. The Company is actively engaged in discussions with several prospective pharmaceutical/ medical marketing partners. The Company's goal is to secure a partner during fiscal year 1996.

Gross Profit
         The Company's gross profit totaled $5,698,000 in fiscal 1995, up from $4,042,000 in 1995 and $3,434,000 in 1993. As a percentage of revenues, gross profit was to 40.3% in fiscal 1995, 37.7% in 1994 and 37.2% in 1993. In 1995, sales of higher-margin therapeutic and Natus products increased, but were partially offset by lower-margin medical tape product sales. The 1994 and 1993 gross margins were affected by relatively high sales of lower-margin medical tape products. The Company believes its consolidated gross margin in fiscal 1996 will benefit from manufacturing volume efficiencies stemming from a new medical tape production line and increased sales of higher-margin therapeutic products.

Selling, General and Administrative Expenses
         Selling, general and administrative expenses totaled $3,751,000 or 26.5% of revenues in fiscal 1995, compared to $1,825,000 or 17.0% in 1994, and $1,277,000 or 13.8% in 1993. The 1995 increase was due primarily to the full year impact of the consolidation of Natus with the Company for fiscal 1995; the higher selling costs associated with the Natus direct selling organization; and the inclusion of goodwill amortization related to the acquisition of Natus. The 1994 increase was due primarily to higher selling expenses related to the acquisition of Natus' direct selling system, combined with efforts to strengthen the sales and marketing organizations of the conductive and medical tape product lines.

Research and Product Development Expenses (R&D)
         Research and product development expenses totaled $1,877,000 or 13% of revenues in fiscal 1995, compared to $1,380,000 or 15.2% in 1994, and $1,406,000 or 15.2% in 1993. The high levels of R&D expenditures over this three-year period reflect the utilization of internally-generated funds to develop therapeutic products. Substantially all of the dollar increase in R&D during fiscal 1995 was associated with the clinical studies for the non-nicotine smoking cessation product. Although the Company intends to continue seeking appropriate partners to market selected therapeutic products and help defray development costs, this emphasis on in-house product development is permitting the Company to negotiate with potential partners in a way that will enable it to retain a maximum degree of product rights, receive royalty revenue and retain manufacturing rights. R&D resources are also being used to fund development of new conductive products and specialized medical tapes. The Company believes that R&D expenditures, as a percentage of revenues, will remain in the range of 10% to 15% for the immediate future.

Other Income (Expense)
         Other income totaled $73,000 in fiscal 1995, down from $109,000 in 1994 and $207,000 in 1993. In 1995 the decline resulted from the liquidation of short-term investments to finance research and product development efforts, the acquisition of a new therapeutic products production line plus increases in receivables and inventory necessary to support the growing business. In 1994 the decrease was due in part to reduced levels of dividend income, reflecting the liquidation of a substantial portion of the Company's long-term marketable securities to meet capital spending requirements and fund a portion of the Natus acquisition costs.

Income Tax Expense
         The Company had an income tax benefit of $11,000 in fiscal 1995, compared to income tax expense of $177,000 in 1994 and $212,000 in 1993. The tax benefit in 1995 was primarily attributable to R&D tax credits and alternative minimum tax credits. The lower tax provision in 1994 versus 1993 was attributable to increased R&D tax credits as well as an increase in tax-exempt investment income.

Equity in Losses of Unconsolidated Subsidiary
         In fiscal 1995, the Company consolidated Natus' results of operations. In fiscal 1994, the Company's pro-rata share of Natus' net loss (based on 19.5% equity ownership position through March 31, 1994), together with goodwill amortization during the first nine months of the fiscal year, totaled $134,000. In fiscal 1993, the Company's pro-rata share of Natus' net loss (based on a 19.5% equity ownership position) and goodwill amortization totaled $163,000.

Liquidity and Capital Resources
         Cash, cash equivalents and short-term investments decreased by $1,343,000 to $840,000 at June 30, 1995. Long-term marketable securities decreased by $18,000 to $568,000 at June 30, 1995. Short-term investments were utilized during fiscal 1995 to finance research and product development efforts, significant levels of capital expenditures on new equipment and funding receivables and inventory requirements. Capital spending totaled $1,471,000, the largest portion of which was for a therapeutic products production line.
         Trade accounts receivable increased by $257,000 to $2,028,000 at June 30, 1995, due primarily to higher levels of business volume. Inventories rose $325,000 to $2,097,000 at the end of fiscal 1995, reflecting increases in finished goods inventory.
         Working capital totaled $4,491,000 at June 30, 1995, compared to $4,738,000 at the end of fiscal 1994. The Company's current ratio stood at 4.3 at year-end fiscal 1995 compared to 4.4 a year earlier. A decrease in short-term investments was offset by increased receivables, inventories and prepaid assets which resulted in a current ratio essentially unchanged between the year-ends.
         Net property, plant and equipment rose by $854,000 to $5,560,000 at June 30, 1995, due primarily to the installation of a therapeutic products production line addition.
         The Company is free of long-term debt, and has a $1,000,000 annually renewable revolving line of credit for meeting current operating requirements. There were no outstanding amounts on this short-term facility at the end of fiscal 1995. Shareholders' equity increased by $369,000 to $11,206,000 at June 30, 1995.
         The Company believes that internally-generated cash and the existing short-term credit line will be sufficient for supporting anticipated growth and capital spending requirements in fiscal 1996.



Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LecTec Corporation and Subsidiaries Financial Statements Furnished Pursuant to the Requirements of Form 10-K


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
LecTec Corporation

         We have audited the accompanying consolidated balance sheets of LecTec Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LecTec Corporation and subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


Grant Thornton LLP

Minneapolis, Minnesota
August 31, 1995



                      LecTec Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                    June 30,


                 ASSETS                                                              1995                  1994

CURRENT ASSETS
   Cash and cash equivalents (note A)                                            $ 839,942             $ 785,770
   Short-term investments (note B)                                                      -              1,396,800
   Receivables
      Trade, less allowance for doubtful accounts of
         $18,000 in 1995 and $16,402 in 1994                                     2,027,985             1,770,726
      Refundable income taxes                                                      119,540               169,254
      Other                                                                        268,247                51,318
                                                                                 2,415,772             1,991,298
   Inventories (note A)                                                          2,097,254             1,772,035
   Prepaid expenses and other                                                      229,796               101,737
   Deferred tax asset (note E)                                                     254,000                77,000

               Total current assets                                              5,836,764             6,124,640

PROPERTY, PLANT AND EQUIPMENT  --
   AT COST (note A)
      Building and improvements                                                  1,673,069             1,426,072
      Equipment                                                                  5,447,479             3,413,165
      Furniture and fixtures                                                       422,265               309,560
                                                                                 7,542,813             5,148,797
      Less accumulated depreciation                                              2,813,760             2,285,900
                                                                                 4,729,053             2,862,897
      Construction in progress                                                     583,023             1,594,974
      Land                                                                         247,731               247,731
                                                                                 5,559,807             4,705,602
OTHER ASSETS
   Patents and trademarks, less accumulated amortization
      of $554,286 in 1995 and $436,125 in 1994 (note A)                            386,470               362,966
   Goodwill, less accumulated amortization of $245,835
      in 1995 and $49,167 in 1994 (notes A and I)                                  344,165               540,833
   Long-term investments (note B)                                                  568,156               585,855
   Other                                                                            23,784                43,179
                                                                                 1,322,575             1,532,833

                                                                               $12,719,146           $12,363,075

The accompanying notes are an integral part of these statements.


                      LecTec Corporation and Subsidiaries

                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    June 30,


               LIABILITIES AND
                  SHAREHOLDERS' EQUITY                                               1995                  1994

CURRENT LIABILITIES
   Accounts payable                                                              $ 771,471             $ 960,528
   Accrued expenses
      Payroll related                                                              375,282               367,161
      Product returns (note A)                                                      77,831                 8,219
      Distributor bonuses                                                           71,384                26,165
      Other                                                                         50,000                25,000

               Total current liabilities                                         1,345,968             1,387,073

DEFERRED INCOME TAXES (note E)                                                     167,000               139,000

COMMITMENTS AND CONTINGENCIES
   (notes D, F, G and H)                                                                -                     -

SHAREHOLDERS' EQUITY (notes A and G)
   Common stock, $.01 par value; 15,000,000 shares
      authorized; issued and outstanding: 3,786,500
      shares in 1995 and 3,757,000 shares in 1994                                   37,865                37,570
   Additional paid-in capital                                                   10,013,949             9,809,079
   Unrealized losses on securities available-for-
      sale (note B)                                                                (50,816)              (60,964)
   Retained earnings                                                             1,205,180             1,051,317
                                                                                11,206,178            10,837,002

                                                                               $12,719,146           $12,363,075


The accompanying notes are an integral part of these statements.



                      LecTec Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended June 30,


                                                                   1995                1994              1993
Revenues
   Product sales (notes A and J)                               $14,138,290         $10,685,215        $8,999,005
   Contract research (notes A, H and I)                                 -               30,275           225,000

        Total revenues                                          14,138,290          10,715,490         9,224,005

Cost of goods sold                                               8,440,728           6,673,637         5,789,877

        Gross profit                                             5,697,562           4,041,853         3,434,128

Operating expenses
   Selling, general and administrative                           3,751,194           1,825,121         1,277,377
   Research and development (notes H and I)                      1,876,607           1,379,571         1,406,416
                                                                 5,627,801           3,204,692         2,683,793

        Operating profit                                            69,761             837,161           750,335

Other income (expense)
   Interest income                                                  35,846              89,498            55,443
   Dividend income                                                  38,487              60,433            92,505
   Other                                                            (1,231)            (41,118)           58,999
                                                                    73,102             108,813           206,947

        Earnings before income tax expense and equity
           in losses of unconsolidated subsidiary                  142,863             945,974           957,282

Income tax expense (benefit) (note E)                              (11,000)            177,000           212,000

        Earnings before equity in losses of
           unconsolidated subsidiary                               153,863             768,974           745,282

Equity in losses of unconsolidated subsidiary
   (note I)                                                             -             (133,639)         (163,442)

        Net earnings                                             $ 153,863           $ 635,335         $ 581,840

Net earnings per common and common
   equivalent share (note A)                                     $     .04           $     .17         $     .15

Weighted average number of common and
   common equivalent shares outstanding
   during the year                                               3,826,905           3,803,439         3,795,600


The accompanying notes are an integral part of these statements.

                      LecTec Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 1995, 1994 and 1993

                                                                               Unrealized
                                                                               losses on
                                                                  Additional   securities                      Total
                                            Common stock           paid-in     available-      Retained     shareholders'
                                         Shares      Amount        capital      for-sale       earnings        equity

Balance, July 1, 1992                  3,379,019    $ 33,790    $  5,875,943    $(113,485)   $ 3,622,406    $  9,418,654
   Net earnings                             --          --              --           --          581,840         581,840
   Cost of shares retired                 (1,689)        (17)        (18,441)        --             --           (18,458)
   Common stock issued (note G)           17,053         170          60,286         --             --            60,456
   Unrealized gain on
     long-term marketable
     securities (note B)                    --          --              --         54,740           --            54,740
   Stock dividend                        169,518       1,695       1,907,614         --       (1,909,309)           --
   Other                                     (56)       --            42,273         --           61,523         103,796
Balance, June 30, 1993                 3,563,845      35,638       7,867,675      (58,745)     2,356,460      10,201,028
   Net earnings                             --          --              --           --          635,335         635,335
   Cost of shares retired                 (3,883)        (39)        (43,874)        --             --           (43,913)
   Common stock issued (note G)           18,366         184          68,768         --             --            68,952
   Unrealized loss on long-term
     marketable securities (note B)         --          --              --         (2,219)          --            (2,219)
   Stock dividend                        178,721       1,787       1,871,042         --       (1,872,829)           --
   Other                                     (49)       --            45,468         --          (67,649)        (22,181)
Balance, June 30, 1994                 3,757,000      37,570       9,809,079      (60,964)     1,051,317      10,837,002
   Net earnings                             --          --              --           --          153,863         153,863
   Cost of shares retired                 (2,102)        (21)        (17,330)        --             --           (17,351)
   Common stock issued (note G)           31,602         316         162,200         --             --           162,516
   Unrealized loss on securities
     available-for-sale (note B)            --          --              --         10,148           --            10,148
   Other                                    --          --            60,000         --             --            60,000

Balance, June 30, 1995                 3,786,500    $ 37,865    $ 10,013,949    $ (50,816)   $ 1,205,180    $ 11,206,178


The accompanying notes are an integral part of these statements.



                      LecTec Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,


                                                                  1995            1994           1993
Cash flows from operating activities:
   Net earnings                                               $   153,863    $   635,335    $   581,840
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                            932,051        584,362        459,202
         Deferred income taxes                                   (149,000)        76,000         (9,000)
         Equity in losses of unconsolidated subsidiary               --          133,639        163,442
           Changes in operating assets and liabilities:
              Trade and other receivables                        (474,188)      (305,304)      (271,929)
              Refundable income taxes                             109,714       (101,762)      (116,302)
              Inventories                                        (325,219)      (811,246)       416,843
              Prepaid expenses and other                         (128,059)       (33,149)        (8,167)
              Accounts payable                                   (189,057)       185,234         54,224
              Accrued expenses                                    147,952        (10,890)       138,471

                  Net cash provided by operating activities        78,057        352,219      1,408,624

Cash flows from investing activities:
   Purchase of property, plant and equipment                   (1,471,427)    (2,091,228)      (451,417)
   Investment in patents and trademarks                          (141,665)      (119,325)      (223,301)
   Purchase of investments                                       (249,603)    (3,003,396)    (4,090,000)
   Sale of investments                                          1,674,250      5,285,873      2,250,433
   Acquisition of business, net of cash acquired                     --         (182,822)          --
   Investment in affiliate                                           --             --         (175,000)
   Other                                                           19,395         85,656        130,011

                  Net cash used in investing activities          (169,050)       (25,242)    (2,559,274)

Cash flows from financing activities:
   Issuance of common stock                                       162,516         68,952         60,456
   Retirement of common stock                                     (17,351)       (43,913)       (18,458)

                  Net cash provided by financing activities       145,165         25,039         41,998

                  Net increase (decrease) in cash and cash
                     equivalents                                   54,172        352,016     (1,108,652)

Cash and cash equivalents at beginning of year                    785,770        433,754      1,542,406

Cash and cash equivalents at end of year                      $   839,942    $   785,770    $   433,754


The accompanying notes are an integral part of these statements.



                      LecTec Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995, 1994 and 1993


NOTE A  -  SUMMARY OF ACCOUNTING POLICIES

   LecTec Corporation (the Company) is primarily engaged in the research, design, manufacture and sale of diagnostic and monitoring electrodes, membranes, medical tapes and therapeutic products. The Company sells and extends credit without collateral to customers located throughout the United States as well as Canada, Europe, Asia and Latin America. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   1.   Basis of Financial Statement Presentation

   The consolidated financial statements include the accounts of LecTec Corporation, LecTec International Corporation, a wholly-owned subsidiary, and Natus Corporation, a fifty-one percent owned subsidiary (note I). The Company began consolidating Natus' results of operations effective April 1, 1994. All material intercompany accounts and transactions have been eliminated.

   2.   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market accounts.

   3.   Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:
                                                June 30,
                                          1995             1994

       Raw materials                   $1,162,559       $1,224,609
       Work in process                    218,351          185,307
       Finished goods                     716,344          362,119

                                       $2,097,254       $1,772,035

   4.   Depreciation and Amortization

   Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes, and accelerated methods are used for tax purposes. Estimated useful lives used in the calculation of depreciation for financial statement purposes are:

       Buildings and improvements                   5 - 39 years
       Equipment                                    5 - 15 years
       Furniture and fixtures                            7 years

   The investment in patents and trademarks consists primarily of the cost of applying for patents and trademarks. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset, generally three to five years. Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over three years.

   5.   Revenue Recognition

   Revenues are recognized at the time of shipment of product against a confirmed sales order.

   The Company recognizes contract research revenue as the related research and development costs are incurred. During the years ended June 30, 1994 and 1993, there were approximately $32,000 and $226,000 of research and development expenses associated with the contract research revenues.

   6.   Net Earnings Per Common and Common Equivalent Share

   Net earnings per common and common equivalent share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the years. Common equivalent shares included in the computation represent shares issuable upon the assumed exercise of stock options.


NOTE B  -  INVESTMENTS

   On July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The adoption of SFAS 115 did not have a material effect on the consolidated financial statements.

   The Company's long-term investments are classified as available-for-sale and consist primarily of a preferred stock fund at June 30, 1995. These investments are reported at fair value, with the net unrealized losses of $50,816 included in shareholders' equity at June 30, 1995.

   Long-term investments at June 30, 1994 were carried at the lower of aggregate cost or market using the specific identification method and consisted primarily of a preferred stock fund. Reductions in the carrying value were established by a charge to shareholders' equity to reflect management's belief that the decline in the value of the investment was temporary. Short-term investments at June 30, 1994 consisted of tax exempt bonds purchased with maturities of more than three months and were recorded at market, which approximated cost.

   The Company utilizes the specific identification method in computing realized gains and losses.


NOTE C  -  LINE OF CREDIT

   The Company has an unsecured $1,000,000 working capital line of credit through January 2, 1996 with interest at the bank's reference rate (effective rates of 9.0% and 7.25% at June 30, 1995 and 1994, respectively). There were no borrowings outstanding on the line at June 30, 1995 or 1994. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of working capital and net worth and certain financial ratios. At June 30, 1995, the Company was in compliance with all such covenants.


NOTE D  -  COMMITMENTS AND CONTINGENCIES

   The Company conducts portions of its operations in leased facilities. The leases provide for payment of a portion of taxes and other operating expenses by the Company.

   The minimum rental commitments under all operating leases are as follows for the years ending June 30:

            1996                            $216,836
            1997                             214,859
            1998                               7,729

                                            $439,424

   Total rent expense for operating leases was $223,147, $218,375 and $197,118 for the years ended June 30, 1995, 1994 and 1993, respectively.

   The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.


NOTE E  -  INCOME TAXES

   Income taxes are provided under the liability method where deferred tax assets and liabilities represent the tax effects, based upon current tax law, of future deductible or taxable items that have been recognized in the financial statements.

   The provision for income tax (benefit) expense consists of the following:

                                              Years ended June 30,
                                     1995              1994             1993
     Current
       Federal                    $ 136,000          $ 99,000         $215,000
       State                          2,000             2,000            6,000
                                    138,000           101,000          221,000
     Deferred
       Federal                     (149,000)           76,000           (9,000)
       State                              -                 -                -
                                   (149,000)           76,000           (9,000)

                                  $ (11,000)         $177,000         $212,000


   The provision for deferred income taxes relates to the tax effect of temporary differences as follows:
                                                    Years ended June 30,
                                               1995        1994         1993

     Tax credit carryforward                $(141,000)   $      -    $     -
     Tax depreciation in excess of book
        depreciation                           59,800      72,200      42,300
     Inventory capitalization and reserve     (25,900)     16,200     (31,200)
     Other                                    (41,900)    (12,400)    (20,100)

                                            $(149,000)   $ 76,000    $ (9,000)

   Deferred tax assets (liabilities) represent the tax effects of cumulative temporary differences as follows at June 30:
                                                   1995                  1994
     Deferred current assets and liabilities:
       Net operating loss carryforwards          $309,000              $266,000
       Tax credit carryforwards                   141,100                    -
       Inventory capitalization and reserve        78,700                52,800
       Vacation pay accrual                        28,200                35,400
       Other                                        6,000               (11,200)
                                                  563,000               343,000
     Valuation allowance                         (309,000)             (266,000)

                Net current asset                $254,000              $ 77,000


     Deferred long-term assets and liabilities:
                                                   1995                  1994

       Tax depreciation in excess of book
        depreciation                            $(256,900)            $(197,100)
       Charitable contribution carryforwards       51,700                50,400
       Other                                       38,200                 7,700

                Net long-term liability         $(167,000)            $(139,000)

   At June 30, 1995, Natus Corporation has available net operating loss carryforwards of approximately $908,000 which can be used to reduce future taxable income. These carryforwards begin to expire in 2009 and cannot be utilized to offset taxable income of LecTec Corporation. The utilization of these net operating loss carryforwards by Natus Corporation is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. A valuation allowance has been recorded for these net operating loss carryforwards as they may not be realizable. At June 30, 1995, LecTec Corporation has available tax credit carryforwards of approximately $141,000 which can be used to reduce future tax liabilities. These carryforwards begin to expire in 2010.

   Differences between income tax expense (benefit) and the statutory federal income tax rate of 34% are as follows:
                                                    1995      1994       1993

     Federal statutory income tax rate              34.0%     34.0%      34.0%
     State income taxes, net of federal benefit      0.1       0.1        0.4
     Tax credit carryforwards                      (74.7)     (4.0)      (3.0)
     Foreign sales corporation                     (24.9)     (3.9)      (4.0)
     Subsidiary loss producing no benefit           29.9         -          -
     Tax exempt investment income                  (14.7)     (5.1)      (4.0)
     Goodwill amortization                          46.8       1.8          -
     Prior years' overaccruals                      (4.8)        -          -
     Other                                            .6      (4.2)      (1.3)

                                                    (7.7)%    18.7%      22.1%


   During the fourth quarter of the year ended June 30, 1995, the Company recorded a $131,000 reduction of income tax expense to adjust to the Company's annual effective tax rate. The effect of this adjustment was to increase net earnings per share by $.03 for the year.



NOTE F  -  EMPLOYEE BENEFIT PLANS

   The Company has a profit sharing pension plan covering substantially all employees who have completed one year of service. The Company's contributions are discretionary as determined by the Board of Directors, subject to certain limitations under the Internal Revenue Code. Pension expense under this plan was $55,585, $46,918 and $80,708 for the years ended June 30, 1995, 1994 and
   1993, respectively.

   The Company has a profit sharing bonus plan covering substantially all employees who have completed two calendar quarters of employment. The quarterly bonuses are paid from a pool equal to a maximum of 9% of pretax income net of certain reductions, including the profit sharing distribution, and a reserve based on the preceding quarter's net earnings. Profit sharing bonus expense under this plan was $18,534, $56,978 and $31,619 for the years ended June 30, 1995, 1994 and 1993, respectively.

   The Company maintains a contributory 401(k) profit sharing pension plan covering substantially all employees who have completed one year of service. The Company matches 50 percent of voluntary employee contributions to the plan not to exceed 50% of a maximum 5% of a participant's compensation. The Company's contributions under this plan were $37,230, $36,785 and $30,547 for the years ended June 30, 1995, 1994 and 1993, respectively.


NOTE G  -  STOCK OPTIONS

   The Company's 1989 Stock Option Plan (the "Plan") provides for the grant of options to officers and other key employees of the Company. A total of 557,287 shares of common stock are reserved for issuance under the Plan. The ten-year options are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after four years. The exercise price of the options granted is the fair market value of the Company's common stock at the date of grant. Option transactions under the Plan during the three years ended June 30, 1995 are summarized as follows:

                                        Number of shares   Option price of share

     Outstanding at July 1, 1992            234,998         $3.34   -   $ 7.77

     Granted                                 93,272          9.07

     Exercised                              (18,804)         3.34   -     7.77

     Canceled                               (20,451)         3.34   -     9.07

     Outstanding at June 30, 1993           289,015          3.34   -     9.07

     Granted                                132,914          8.62   -     9.52

     Exercised                              (16,391)         3.34   -     7.77

     Canceled                               (10,438)         3.34   -     9.52

     Outstanding at June 30, 1994           395,100          3.34   -     9.52

     Granted                                107,000          9.00   -    13.00

     Exercised                              (31,492)         3.34   -     9.52

     Canceled                               (33,316)         3.34   -     9.52

     Outstanding at June 30, 1995           437,292         $3.34   -   $13.00

   Under the Plan, options to purchase an aggregate of 189,429 shares were exercisable at June 30, 1995.

   The Company's 1991 Directors' Stock Option Plan (the "Directors' Plan") provides for the grant of options to members of the Board of Directors of the Company. A total of 115,762 shares of common stock are reserved for issuance under the Directors' Plan. The ten-year options are exercisable at such times as set forth in the individual option agreements, vesting 100% after four years or upon date of grant. The exercise price of the options granted is the fair market value of the Company's common stock at the date of grant. Option transactions under the Directors' Plan during the three years ended June 30, 1995 are summarized as follows:

                                        Number of shares  Option price of share


     Outstanding at July 1, 1992             17,364         $3.34 -  $7.77

     Granted                                  8,270          9.06

     Outstanding at June 30, 1993            25,634          3.34  -  9.06

     Granted                                  7,875          9.52

     Exercised                               (2,895)         3.34

     Outstanding at June 30, 1994            30,614          3.34  -  9.52

     Granted                                 10,000          9.00

     Exercised                                 (110)         7.77

     Outstanding at June 30, 1995            40,504         $3.34 -  $9.52

   Under the Directors' Plan, options to purchase an aggregate of 28,320 shares were exercisable at June 30, 1995.

   The Company's 1989 Stock Option Plan and the Company's 1991 Directors' Stock Option Plan also provide for the grant of Stock Indemnification Rights (an "SIR") to individuals who have a holding period restriction pursuant to regulations under Section 16 of the Securities Exchange Act of 1934. Under the SIR provision the Company would make a payment to the SIR holder for any loss in value of the stock during the restricted holding period.


NOTE H  -  RESEARCH AGREEMENTS

   The Company has an agreement with a university and a research company (collectively the "Inventors") that grants the Company an exclusive, worldwide license to certain technology for which patents have been filed. In conjunction with the agreement, the Company also entered into a consulting contract with one of the individuals who developed the technology. Terms of the consulting contract provide for payments of $125,000 per year for three years commencing in March 1993. In May 1993, the Company entered into a sublicense agreement with another company ("Sublicensee") which gave the Sublicensee exclusive right to the technology obtained by the Company from the Inventors. During the year ended June 30, 1993 the Company received payment of $100,000 from the Sublicensee which was recorded as contract research revenue. During the year ended June 30, 1995 the Sublicensee did not exercise its option to proceed under the sublicense agreement thereby canceling the sublicense agreement with the Company.


NOTE I  -  ACQUISITION OF NATUS CORPORATION

   On June 30, 1992, the Company entered into a Research, Development and Marketing Agreement with Natus Corporation (Natus), whereby Natus agreed to pay up to $200,000 for product research and development costs related to a therapeutic product. Contract research revenues of $125,000 and $75,000 were recognized in 1993 and 1992, respectively.

   During 1993, the Company invested $175,000 in Natus Corporation, which represented a 19.5% ownership interest in Natus. This investment was recorded at cost. In addition to this equity investment, during 1993, the Company also made an advance of $50,000 to Natus. Effective March 28, 1994, the Company entered into a stock option agreement with Natus which provided the Company the right and option to purchase a number of shares of common stock of Natus that, when combined with the common stock already owned, would equal, at the date of exercise, 51% of the issued, outstanding and potentially issuable shares of common stock.

   On April 1, 1994, the Company exercised their option to purchase 182,822 shares of Natus common stock at $1 per share, representing a total exercise amount of $182,822. The Company paid cash of $132,525 and reduced their note receivable from Natus by $50,000 and interest receivable by $297 to acquire the shares. This acquisition was accounted for as a purchase. The acquired goodwill of approximately $590,000 is being amortized on a straight-line basis over 3 years.

   The following unaudited pro forma consolidated results of operations for the years ended June 30, 1994 and 1993 give effect to the acquisition of Natus as though it had occurred on July 1 of each year:
                                                  1994                  1993

      Net sales                               $11,501,000            $9,652,000
      Earnings before income taxes                347,000               199,000
      Net earnings                                178,000                 3,000
      Net earnings per common and
         common equivalent share                      .05                    -


NOTE J  -  MAJOR CUSTOMERS AND EXPORT REVENUES

   One customer accounted for 14.6%, 17.4% and 17.9% of total revenues for the years ended June 30, 1995, 1994 and 1993, respectively. One additional customer accounted for 10.1% of total revenues during the year ended June 30, 1994 and another customer accounted for 11.5% of total revenues during the year ended June 30, 1993. Export revenues accounted for approximately 18%, 22% and 28% of total revenues during the years ended June 30, 1995, 1994 and 1993, respectively. Export revenues by geographic area were as follows:

                                                Years ended June 30,
                                     1995              1994              1993

      Canada                     $   113,597      $   122,208       $    84,320
      Europe                       1,171,910          943,250           604,734
      Asia                         1,122,179        1,114,928         1,521,532
      Latin America                  195,663          168,621           350,760
                                 $ 2,603,349       $2,349,007        $2,561,346

NOTE K  -  CASH FLOW INFORMATION

   Cash paid for income taxes was $137,922, $178,316 and $283,323, respectively, during the years ended June 30, 1995, 1994 and 1993.

NOTE L  -  RECLASSIFICATION

   Certain of the 1994 and 1993 amounts have been reclassified to conform with the financial statement presentation used in 1995.



Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None



                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1995, and is incorporated herein by reference.

NON DIRECTOR, EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                Age              Title
Erwin W. Templin II *                42              Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Robert T. Leick                      54              Vice President, Sales and Marketing
David A. Montecalvo                  30              Vice President, Operations


         Erwin W. Templin II is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Templin is also Chairman of Natus Corporation, a 51% owned subsidiary of LecTec. Mr. Templin joined the Company in July, 1993 as a Vice President of the Company and served as a director from 1990 to 1995. From 1991 to 1993, he was Senior Vice President and Chief Financial Officer of Aviation Services Holdings, Inc., a privately held general aviation investment company. From 1988 to 1990, Mr. Templin was Senior Vice President and Chief Financial Officer of Van Dusen Airport Services Company. Prior to 1988, he served in various financial management positions with H.B. Fuller Company and Jostens, Inc.
         Robert T. Leick is Vice President, Sales and Marketing. Mr. Leick joined the Company in 1992 as the Director of Sales and Marketing, Therapeutic Products. In July 1993, Mr. Leick was promoted to Vice President, Sales and Marketing. Prior to joining LecTec, Mr. Leick held various sales and marketing positions during a 23-year career with Bristol-Myers Squibb Company in the Mead Johnson and Company Division and the Mead Johnson Nutritional Group.
         David A. Montecalvo is Vice President, Operations. Mr. Montecalvo joined the Company in 1986 and held the position of Director, Corporate Science and Technology prior to July 1995, when he became the Vice President, Operations.

* Mr. Templin, presently a director of the Company, will not be standing for election as a director at the November 17, 1995 Annual Meeting of Shareholders.

Item 11.   EXECUTIVE COMPENSATION

         The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1995, and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1995, and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 17, 1995, and is incorporated herein by reference.


                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K


   (a)    Financial Statements, Schedules and Exhibits

          1.       Financial Statements

                    The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Form 10-K in Part II, Item 8:


                    (i)  Report of Independent Certified Public Accountants

                   (ii)  Consolidated Balance Sheets at June 30, 1995 and 1994

                  (iii) Consolidated Statements of Earnings for the years ended June 30, 1995, 1994 and 1993

                   (iv) Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993

                    (v) Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

                   (vi)  Notes to the Consoldiated Financial Statements


         2.       Financial Statement Schedules :


                    All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.


         3.       Exhibits                                                                             Method of
                                                                                                        Filing

                    3.1    Articles of Incorporation of Registrant, as amended                            (1)

                    3.2    By-laws of Registrant                                                          (1)

                   10.1    Service Agreement dated July 1, 1986, between LecTec                           (1)
                           International, Inc., a U.S. Virgin Islands corporation,
                           and LecTec Corporation, relating to the sale, lease or rental of certain property outside the United States.

                  10.2     Distribution and Commission Agreement dated July 1,                            (1)
                           1986, between LecTec International, Inc., a U.S. Virgin
                           Islands corporation, and LecTec Corporation, relating to
                           the sale, lease or rental of certain property outside the
                           United States.

                  10.4     1986 Incentive Stock Option Plan                                               (1)

                  10.5     Agreement dated June 1, 1983, between LecTec                                   (1)
                           Corporation and George Ingebrand, relating to the grant
                           of stock-equivalent units.

                  10.6     Promissory Note dated January 12, 1995; between LecTec                         (4)
                           Corporation and The First National Bank of Saint Paul,
                           a national banking association, whereby LecTec
                           Corporation has an unsecured $1 million working capital line of credit.

                  10.7     Certificate of Secretary pertaining to Resolution of Board of                  (1)
                           Directors of LecTec Corporation, dated October 30, 1986,
                           implementing a Profit Sharing Bonus Plan.

                 10.81     Research Agreement dated December 31, 1991, between LecTec                     (2)
                           Corporation and the University of Minnesota, whereby LecTec Corporation has exclusive rights to market and sell a non-nicotine compound, which would be mutually developed for smoking cessation.

                 10.82     Assignment and Mutual Release Agreement dated March 9, 1993                    (2)
                           between Pharmaco Behavioral Associates, Inc., Robert M. Keenan, Ph.D.,M.D. and
                           the University of Minnesota, whereby the University assigns title, royalty and patent rights associated with the technology to alleviate symptoms of tobacco withdrawal to Pharmaco Behavioral Associates, Inc. and Dr.
                           Keenan.  Also included was a Mutual Release of all parties on all past title, royalty and patent rights.

                 10.83     License Agreement dated March 9, 1993 between Pharmaco Behavioral              (2)
                           Associates, Inc. and LecTec Corporation, whereby the Company receives an exclusive, worldwide license to market, make and sublicense product associated with the technology to alleviate symptoms of tobacco withdrawal.
                           For this license, Pharmaco and the University of Minnesota receives royalties and lump sum payments upon completion of milestones and payments from Sublicensee.

                 10.84     Consultant Contract and Invention Assignment dated March 9, 1993               (2)
                           between Robert Keenan, Ph.D., M.D. and LecTec Corporation, whereby the Company receives assignment of patent and invention rights associated with the technology to alleviate symptoms of tobacco withdrawal and the
                           Company will enter into a consulting agreement with Dr. Keenan.

                 10.91     Research Agreement dated June 30, 1992, between LecTec                         (2)
                           Corporation and the Natus Corporation, whereby Natus will fund the the development of an analgesic patch for exclusive rights to sell the the product.

                 10.92     Stock Investment and Repurchase Agreement dated July 1, 1992,                  (2)
                           between LecTec Corporation and the Natus Corporation, whereby LecTec purchased Common Stock of Natus Corporation.

                 10.93     Amendments dated March 18, 1993 to the original Research Agreement             (2)
                           dated June 30, 1992, which assigned the payable of $125,000 to
                           American Therapeutics Research, Inc., a subsidiary of Natus Corporation.
                           The Amendments established minimum payments for the balance of the liability.

                 10.94     Subscription Agreement dated June 17, 1993 between LecTec Corporation          (2)
                           and the Natus Corporation, whereby LecTec purchased common stock of
                           Natus Corporation.

                 10.95     A Promissory Note dated June 17, 1993 between LecTec Corporation and           (2)
                           the Natus Corporation.  Included in the note is an option for LecTec to receive common stock of Natus in lieu of payment.

                 10.96     The Amended and Restated Stock Option Agreement between LecTec Corporation     (3)
                           and Natus Corporation, whereby LecTec has the option to acquire the additional shares required to equal 51% of the  Common Stock of Natus.

                 21.0      Subsidiaries of the Company                                                    (3)

                 23.0      Consent of Grant Thornton LLP                                                  (4)

                 27.0      Financial Data Schedule                                                        (4)


          Method of filing:

          (1) Incorporated herein by reference to the Company's Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

          (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

          (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

          (4)  Filed herewith.


(b)      1.  Reports on Form 8-K.

         None.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1995.

                                      LECTEC CORPORATION

                                     /s/Thomas E. Brunelle
                                      Thomas E. Brunelle
                                   Chairman, President, Chief
                                 Executive Officer and Director
                                 (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Thomas E. Brunelle                                         September 26, 1995
Thomas E. Brunelle
Chairman, President, and Chief Executive Officer
Director
(Principal Executive Officer)


/s/Erwin W. Templin II                                        September 26, 1995
Erwin W. Templin II
Executive Vice President, Chief Financial Officer
Secretary, Treasurer
Director
(Principal Financial and Accounting Officer)

/s/Lee M. Berlin                                              September 26, 1995
Lee M. Berlin
Director

/s/George B. Ingebrand                                        September 26, 1995
George B. Ingebrand
Director



                                 EXHIBIT INDEX

     Exhibits                                                               Page

       3.1   Articles of Incorporation of Registrant, as amended (Note 1)

       3.2   By-laws of Registrant (Note 1)

      10.1   Service Agreement dated July 1, 1986, between LecTec
             International, Inc., a U.S. Virgin Islands corporation, and LecTec Corporation, relating to the sale, lease or rental of certain property outside the United States (Note 1).

      10.2 Distribution and Commission Agreement dated July 1, 1986, between LecTec International, Inc., a U.S. Virgin Islands corporation, and LecTec Corporation, relating to the sale, lease or rental of certain property outside the United States (Note 1).

      10.4   1986 Incentive Stock Option Plan (Note 1).

      10.5 Agreement dated June 1, 1983, between LecTec Corporation and George Ingebrand, relating to the grant of stock-equivalent units (Note 1).

      10.6 Promissory Note dated January 12, 1995; between LecTec Corporation and The First National Bank of Saint Paul, a national banking association, whereby LecTec Corporation has an unsecured $1 million working capital line of credit . . . .

      10.7 Certificate of Secretary pertaining to Resolution of Board of Directors of LecTec Corporation, dated October 30, 1986, implementing a Profit Sharing Bonus Plan (Note 1).

      10.81 Research Agreement dated December 31, 1991, between LecTec Corporation and the University of Minnesota, whereby LecTec Corporation has exclusive rights to market and sell a non-nicotine compound, which would be mutually developed for smoking cessation (Note 2).

      10.82 Assignment and Mutual Release Agreement dated March 9, 1993 between Pharmaco Behavioral Associates, Inc., Robert M. Keenan, Ph.D., M.D. and the University of Minnesota, whereby the University assigns title, royalty and patent rights associated with the technology to alleviate symptoms of tobacco withdrawal to Pharmaco Behavioral Associates, Inc. and Dr. Keenan. Also included was a Mutual Release of all parties on all past title, royalty and patent rights (Note 2).

      10.83 License Agreement dated March 9, 1993 between Pharmaco Behavioral Associates, Inc. and LecTec Corporation, whereby the Company receives an exclusive, worldwide license to market, make and sublicense product associated with the technology to alleviate symptoms of tobacco withdrawal. For this license, Pharmaco and the University of Minnesota receives royalties and lump sum payments upon completion of milestones and payments from Sublicensee (Note 2). 10.84 Consultant Contract and Invention Assignment dated March 9, 1993 between Robert Keenan, Ph.D., M.D. and LecTec Corporation, whereby the Company receives assignment of patent and invention rights associated with the technology to alleviate symptoms of tobacco withdrawal and the Company will enter into a consulting agreement with Dr. Keenan.

      10.91 Research Agreement dated June 30, 1992, between LecTec Corporation and the Natus Corporation, whereby Natus will fund the the development of an analgesic patch for exclusive rights to sell the the product (Note 2).

      10.92 Stock Investment and Repurchase Agreement dated July 1, 1992, between LecTec Corporation and the Natus Corporation, whereby LecTec purchased Common Stock of Natus Corporation (Note 2).

      10.93 Amendments dated March 18, 1993 to the original Research Agreement dated June 30, 1992, which assigned the payable of $125,000 to American Therapeutics Research, Inc., a subsidiary of Natus Corporation. The Amendments established minimum payments for the balance of the liability (Note 2).

      10.94 Subscription Agreement dated June 17, 1993 between LecTec Corporation and the Natus Corporation, whereby LecTec purchased common stock of Natus Corporation (Note 2).

      10.95  A Promissory Note dated June 17, 1993 between LecTec
             Corporation and the Natus Corporation. Included in the note is an option for LecTec to receive common stock of Natus in lieu of payment (Note 2).

      10.96 The Amended and Restated Stock Option Agreement between LecTec Corporation and Natus Corporation, whereby LecTec has the option to acquire the additional shares required to equal 51% of the Common Stock of Natus (Note 3).

      21.0   Subsidiaries of the Company (Note 3)

      23.0   Consent of Grant Thornton LLP . . . . . . . . . . . . . . . .

      27.0   Financial Data Schedule . . . . . . . . . . . . . . . . . . .

    Notes:

     (1) Incorporated herein by reference to the Company's Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

     (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

     (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.