Form 10-Q
period 1995-09-30
LECTEC CORP /MN/
filed 1995-11-14
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to___________

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

Yes   _X_         No ____


The number of shares outstanding of the registrant's common stock as of November 1, 1995 was 3,797,554 shares.





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

     Item 4.     Submission of Matters to a
                 Vote of Security Holders . . . . . . . . . . .       II-1

     Item 5.     Other Information. . . . . . . . . . . . . . .       II-1

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . .       II-1

                 Signature Page. . . . . .. . . . . . . . . . .       II-2





LECTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                September 30,      June 30,
                                                                    1995             1995
ASSETS                                                          (Unaudited)
Current Assets
  Cash and cash equivalents                                        $419,428        $839,942
  Receivables
    Trade, less allowance for doubtful accounts of $26,999
      (unaudited) and $18,000 at September 30, 1995 and
      June 30, 1995, respectively                                 2,250,337       2,027,985
    Refundable income taxes                                         125,357         119,540
    Other                                                           305,874         268,247

                                                                  2,681,568       2,415,772
  Inventories
    Raw materials                                                 1,317,235       1,162,559
    Work-in-process                                                 324,500         218,351
    Finished goods                                                  727,078         716,344

      Total inventories                                           2,368,813       2,097,254

  Prepaid expenses and other                                        405,068         229,796

  Deferred tax asset                                                254,000         254,000

        Total current assets                                      6,128,877       5,836,764

Property, Plant and Equipment - at Cost
  Building and improvements                                       1,613,887       1,673,069
  Equipment                                                       6,161,282       5,447,479
  Furniture and fixtures                                            429,761         422,265

                                                                  8,204,930       7,542,813
  Less accumulated depreciation                                   2,997,655       2,813,760

                                                                  5,207,275       4,729,053
  Construction in progress                                           75,683         583,023
  Land                                                              247,731         247,731

                                                                  5,530,689       5,559,807
Other Assets
  Patents and trademarks, less accumulated
    amortization of $586,203 (unaudited) and $554,286
    at September 30, 1995 and June 30, 1995, respectively           373,467         386,470
  Goodwill, less accumulated amortization of $295,002
    (unaudited) and $245,835 at September 30, 1995
    and June 30, 1995, respectively                                 294,998         344,165
  Long-term investments                                             579,930         568,156
  Other                                                              20,386          23,784

                                                                  1,268,781       1,322,575

                                                                $12,928,347     $12,719,146


See accompanying notes to the consolidated financial statements





LECTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                September 30,      June 30,
                                                                    1995             1995
LIABILITIES AND SHAREHOLDERS' EQUITY                            (Unaudited)
Current Liabilities
  Notes payable                                                     $83,595              $0

  Accounts payable                                                1,024,904         771,471

  Accrued expenses
    Payroll related                                                 288,368         375,282
    Distributor bonuses                                              70,736          71,384
    Product returns                                                  18,792          77,831
    Other                                                           109,908          50,000

        Total current liabilities                                 1,596,303       1,345,968

Deferred Income Taxes                                               167,000         167,000

Shareholders' Equity
  Common stock, $.01 par value: 15,000,000 shares
    authorized; issued and outstanding: 3,795,200
    shares (unaudited) at September 30, 1995 and
    3,786,500 shares at June 30, 1995                                37,952          37,865
  Additional paid-in capital                                     10,056,320      10,013,949
  Unrealized losses on securities available-for-sale                (39,042)        (50,816)
  Retained earnings                                               1,109,814       1,205,180

                                                                 11,165,044      11,206,178

                                                                $12,928,347     $12,719,146





See accompanying notes to the consolidated financial statements




LECTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      Three months ended
                                                                         September 30,
                                                                      1995           1994
Revenues                                                          (Unaudited)    (Unaudited)
  Product sales                                                    $3,462,451     $2,904,523

    Total revenues                                                  3,462,451      2,904,523

Cost of goods sold                                                  2,123,247      1,557,214

    Gross profit                                                    1,339,204      1,347,309

Operating expenses
  Selling, general and administrative                                 941,490        789,290
  Research and development                                            511,033        477,220

                                                                    1,452,523      1,266,510

    Operating profit (loss)                                          (113,319)        80,799

Other income (expense)
  Interest income                                                       9,823         19,624
  Dividend income                                                       9,131          9,231
  Interest expense                                                          0              0
  Other                                                                     0         (5,659)

                                                                       18,954         23,196

    Earnings (loss) before income tax expense                         (94,365)       103,995

Income tax expense                                                      1,001         25,059


    Net earnings (loss)                                              ($95,366)       $78,936

Net earnings (loss) per common and common
  equivalent share                                                     ($0.03)         $0.02

Weighted average number of common and common equivalent
  shares outstanding during the period                              3,788,308      3,760,340




See accompanying notes to the consolidated financial statements

I - 3

LECTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                 Three months     Three months
                                                                     Ended            Ended
                                                                 September 30,    September 30,
                                                                      1995             1994
Cash flows from operating activities:                             (Unaudited)      (Unaudited)
  Net earnings (loss)                                                ($95,366)         $78,936

  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Depreciation and amortization                                   264,979          174,436
      Changes in operating assets and liabilities:
          Trade and other receivables                                (265,796)        (296,991)
          Inventories                                                (271,559)        (705,026)
          Prepaid expenses and other                                 (171,874)        (125,756)
          Accounts payable                                            253,433           46,689
          Income taxes payable                                              0           25,059
          Accrued expenses                                            (86,693)          56,963

            Net cash used in operating activities                    (372,876)        (745,690)

Cash flows from investing activities:
  Purchase of property, plant and equipment                          (154,777)        (253,583)
  Investment in patents and trademarks                                (18,914)         (47,307)                         0
  Purchase of marketable securities and other investments                   0         (250,341)
  Sale of marketable securities and other investments                       0          863,354

            Net cash (used in) provided by investing activities      (173,691)         312,123

Cash flows from financing activities:
  Issuance of common stock                                             42,458           22,263
  Proceeds from notes payable                                          83,595                0

            Net cash provided by financing activities                 126,053           22,263

            Net decrease in cash and cash equivalents                (420,514)        (411,304)

Cash and cash equivalents at beginning of period                      839,942          785,770

Cash and cash equivalents at end of period                           $419,428         $374,466



See accompanying notes to the consolidated financial statements


LECTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                      Disclosures in Financial Statements

               Supplemental Disclosures of Cash Flow Information


                                                      Three months        Three months
                                                         Ended               Ended
                                                      September 30,       September 30,
                                                          1995                1994

                                                      (Unaudited)         (Unaudited)
Cash paid during the period for:
    Interest expense                                          $0                  $0
    Income taxes                                           8,000                   0




See accompanying notes to the consolidated financial statements



                      LECTEC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1995



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




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     Product sales for the first quarter of fiscal 1996 were $3,462,451 as compared with $2,904,523 for the first quarter of fiscal 1995. The 19.2% increase in product sales was primarily the result of volume increases in medical tape products. Medical tape sales increased by 73.9% from the first quarter of fiscal 1995 primarily due to sales of a new product offering and sales to a major new retail customer. Conductive product sales decreased by 2.4% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996 primarily due to delayed orders for diagnostic electrode products. Therapeutic product sales increased by 30.9% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996 primarily due to increased analgesic pain patch sales by the Natus subsidiary.

     Gross profit for the first quarter of fiscal 1996 was $1,339,204 as compared with $1,347,309 compared to the first quarter of fiscal 1995. Gross profit as a percent of total revenues for the first quarter of fiscal 1996 was 38.7% as compared to 46.4% for the first quarter of fiscal 1995. The decrease in gross profit percent for the quarter was primarily a reflection of a shift in the sales mix to the lower margin medical tape products and increased raw material costs for all products.

     Selling, general and administrative expenses for the first quarters of fiscal 1996 and 1995, as a percentage of total revenues, were 27.2%. Selling, general and administrative expenses were $941,490 and $789,290 during the first quarter of fiscal 1996 and fiscal 1995, respectively. Increased selling, general and administrative expenses associated with restructuring the direct selling/network marketing organization of the Natus subsidiary were primarily responsible for this dollar amount increase.

     Research and development expenses for the first quarter, as a percentage of total revenues, were 14.8% and 16.4% for fiscal 1996 and 1995, respectively. Research and development expenses for the first quarter of fiscal 1996 increased to $511,033 from $477,220 in fiscal 1995. The increase in expense is primarily attributable to the research and development costs associated with the non-nicotine smoking cessation product.

     Other income (expense) decreased in the first quarter of fiscal 1996 to $18,954 from $23,196 in the first quarter of fiscal 1995. The decline resulted primarily from a reduction of interest and dividend income due to the liquidation of short-term investments to finance the acquisition of a new medical tape production line and a new therapeutic production line plus the increases in receivables and inventory necessary to support the growing business.

     The Company had a loss before income tax expense of $94,365 in the first quarter of fiscal 1996 compared to earnings before income tax expense of $103,995 in the first quarter of fiscal 1995. The decrease in earnings before income taxes for the quarter was the result of an increase in the sales mix of lower margin medical tape products, increased raw material costs for products sold, expenses associated with restructuring the direct selling/network marketing organization of the Natus subsidiary and increased research and development expense. These factors offset the beneficial aspects of the increased overall sales.


Liquidity and Capital Resources

     The Company has used internally generated cash to support growth and capital spending. The Company has a $1,000,000 line of credit available to meet current operating requirements. The Company estimates that capital expenditures will approach $3,300,000 for equipment and capital improvements during fiscal 1996 with expenditures anticipated to be financed by operations. The Company continues to have a strong Balance Sheet with no long-term debt and a current ratio at the end of the first quarter of fiscal 1996 of 3.84 as compared to 4.34 at the end of fiscal 1995. Working capital, at the end of the first quarter of fiscal 1996, increased to $4,532,574 from $4,490,796 at the end of fiscal 1995.




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

        (a)  Exhibits - None.

        (b)  Reports on Form 8-K

             None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LECTEC CORPORATION


Date  November 13, 1995                           /s/  Erwin W. Templin II
                                                  Erwin W. Templin II, EVP & CFO