Form 10-Q
period 1995-12-31
LECTEC CORP /MN/
filed 1996-02-14
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995.

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

Yes  __X__          No _____


The number of shares outstanding of the registrant's common stock as of February 1, 1996 was 3,799,763 shares.


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

Item 4.     Submission of Matters to a
            Vote of Security Holders . . . . . . . . . . .           II-1

Item 5.     Other Information. . . . . . . . . . . . . . .           II-1

Item 6.     Exhibits and Reports on Form 8-K . . . . . . .           II-1

            Signature Page. . . . . .. . . . . . . . . . .           II-2


                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                               December 31,   June 30,
                                                                  1995          1995
                                                               -----------   -----------
ASSETS
                                                               (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                 $   491,633   $   839,942
     Receivables
        Trade, less allowance for doubtful accounts
            of $20,458 (unaudited) and $18,000 at
            December 31, 1995 and June 30, 1995,
            respectively                                         1,801,049     2,027,985
        Refundable income taxes                                    125,357       119,540
        Other                                                      291,032       268,247
                                                               -----------   -----------

                                                                 2,217,438     2,415,772
     Inventories
        Raw materials                                            1,184,550     1,162,559
        Work-in-process                                            289,867       218,351
        Finished goods                                             576,633       716,344
                                                               -----------   -----------

            Total inventories                                    2,051,050     2,097,254

     Prepaid expenses and other                                    127,205       229,796

     Deferred tax asset                                            254,000       254,000
                                                               -----------   -----------

               Total current assets                              5,141,326     5,836,764

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements                                   1,611,852     1,673,069
     Equipment                                                   6,154,065     5,447,479
     Furniture and fixtures                                        351,579       422,265
                                                               -----------   -----------

                                                                 8,117,496     7,542,813
     Less accumulated depreciation                               3,122,176     2,813,760
                                                               -----------   -----------

                                                                 4,995,320     4,729,053
     Construction in progress                                       75,053       583,023
     Land                                                          247,731       247,731
                                                               -----------   -----------

                                                                 5,318,104     5,559,807
OTHER ASSETS
     Patents and trademarks, less accumulated
        amortization of $618,625 (unaudited) and $554,286
        at December 31, 1995 and June 30, 1995, respectively       389,619       386,470
     Goodwill, less accumulated amortization of $344,169
        (unaudited) and $245,835 at December 31, 1995
        and June 30, 1995, respectively                            245,831       344,165
     Long-term investments                                         577,967       568,156
     Other                                                         719,856        23,784
                                                               -----------   -----------

                                                                 1,933,273     1,322,575
                                                               -----------   -----------

                                                               $12,392,703   $12,719,146
                                                               ===========   ===========


         See accompanying notes to the consolidated financial statements



                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          December 31,      June 30,
                                                              1995            1995
                                                          ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY                       (Unaudited)

CURRENT LIABILITIES
     Notes payable                                        $     83,595    $          0

     Accounts payable                                          777,415         771,471

     Accrued expenses
        Payroll related                                        344,076         375,282
        Distributor bonuses                                     67,374          71,384
        Product returns                                              0          77,831
        Other                                                  446,201          50,000
                                                          ------------    ------------

               Total current liabilities                     1,718,661       1,345,968

DEFERRED INCOME TAXES                                          167,000         167,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares
        authorized; issued and outstanding: 3,797,500
        shares (unaudited) at December 31, 1995 and
        3,786,500 shares at June 30, 1995                       37,975          37,865
     Additional paid-in capital                             10,064,045      10,013,949
     Unrealized losses on securities available-for-sale        (41,004)        (50,816)
     Retained earnings                                         446,026       1,205,180
                                                          ------------    ------------

                                                            10,507,042      11,206,178
                                                          ------------    ------------

                                                          $ 12,392,703    $ 12,719,146
                                                          ============    ============


         See accompanying notes to the consolidated financial statements


                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three months ended            Six months ended
                                                                   December 31,                December 31,
                                                           --------------------------    --------------------------
                                                              1995            1994          1995           1994
                                                           -----------    -----------    -----------    -----------
Revenues                                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

            Product sales                                  $ 3,255,110    $ 3,685,809    $ 6,717,561    $ 6,590,332
                                                           -----------    -----------    -----------    -----------

               Total revenues                                3,255,110      3,685,809      6,717,561      6,590,332

Cost of goods sold                                           1,957,457      2,380,262      4,080,704      3,937,476
                                                           -----------    -----------    -----------    -----------

               Gross profit                                  1,297,653      1,305,547      2,636,857      2,652,856

Operating expenses
            Selling, general and administrative              1,468,050        884,880      2,409,540      1,673,975
            Research and development                           503,518        411,151      1,014,551        888,372
                                                           -----------    -----------    -----------    -----------

                                                             1,971,568      1,296,031      3,424,091      2,562,347
                                                           -----------    -----------    -----------    -----------

               Operating profit (loss)                        (673,915)         9,516       (787,234)        90,509

Other income (expense)
            Interest income                                      5,782          7,875         15,605         27,500
            Dividend income                                     10,937         11,194         20,068         20,425
            Interest expense                                    (6,415)             0         (6,415)        (5,659)
            Other                                                    0          7,859              0          7,664
                                                           -----------    -----------    -----------    -----------

                                                                10,304         26,928         29,258         49,930
                                                           -----------    -----------    -----------    -----------

               Earnings (loss) before income tax expense      (663,611)        36,444       (757,976)       140,439

Income tax expense                                                 176         (2,887)         1,177         22,172
                                                           -----------    -----------    -----------    -----------


               Net earnings (loss)                         ($  663,787)   $    39,331    ($  759,153)   $   118,267
                                                           ===========    ===========    ===========    ===========

Net earnings (loss) per common and common
            equivalent share                               ($     0.17)   $      0.01    ($     0.20)   $      0.03

Weighted average number of common and
            common equivalent shares outstanding
            during the period                                3,796,824      3,765,938      3,792,566      3,763,138



         See accompanying notes to the consolidated financial statements


                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months     Six months
                                                                                 Ended           Ended
                                                                               December 31,  December 31,
                                                                                  1995            1994
                                                                               -----------    -----------
Cash flows from operating activities:                                          (Unaudited)    (Unaudited)

     Net earnings (loss)                                                       ($  759,153)   $   118,267

     Adjustments to reconcile net earnings (loss)
        to net cash used in operating activities:
            Depreciation and amortization                                          540,304        404,383
            Loss on disposal of assets                                             300,000              0
            Changes in operating assets and liabilities:
                   Trade and other receivables                                     189,166       (341,086)
                   Inventories                                                    (374,784)      (643,967)
                   Prepaid expenses and other                                      (76,380)      (188,379)
                   Accounts payable                                                  5,944        117,425
                   Accrued expenses                                                (16,846)       101,506
                                                                               -----------    -----------

                       Net cash used in operating activities                      (191,749)      (431,851)

Cash flows from investing activities:
     Purchase of property, plant and equipment                                    (222,873)      (863,984)
     Investment in patents and trademarks                                          (67,488)       (76,275)
     Purchase of marketable securities and other investments                             0       (234,100)
     Sale of marketable securities and other investments                                 0      1,613,354
                                                                               -----------    -----------

                       Net cash (used in) provided by investing activities        (290,361)       438,995

Cash flows from financing activities:
     Issuance of common stock                                                       50,206         31,724
     Proceeds from notes payable                                                    83,595              0
                                                                               -----------    -----------

                       Net cash provided by financing activities                   133,801         31,724
                                                                               -----------    -----------

                       Net (decrease) increase  in cash and cash equivalents      (348,309)        38,868

Cash and cash equivalents at beginning of period                                   839,942        785,770
                                                                               -----------    -----------

Cash and cash equivalents at end of period                                     $   491,633    $   824,638
                                                                               ===========    ===========



         See accompanying notes to the consolidated financial statements


                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                       Disclosures in Financial Statements



                                                Six months    Six months
                                                   Ended         Ended
                                                December 31,  December 31,
                                                    1995          1994
                                                 ----------   ----------

                                                 (Unaudited)  (Unaudited)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
      Interest expense                               $     0   $     0
      Income taxes                                    20,725    44,302



Supplemental Schedule Of Noncash  Activities:

During fiscal 1996 the Company recorded the sale of certain assets. The effect of the transaction during the six months ended December 31, 1995 was as follows:

     Reduction of accounts receivable          $  9,168
     Reduction of inventories                   420,988
     Reduction of prepaid expenses and other    185,765
     Reduction of property and equipment        156,160
     Reduction of accumulated depreciation      (69,215)
                                              ----------
                                              $ 702,866
                                              ==========

         See accompanying notes to the consolidated financial statements




                       LECTEC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1995



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


(2)      Sale of the Direct Marketing Related Assets of the Natus Subsidiary

         During the quarter ended December 31, 1995 the Company recorded a loss related to the pending sale of the direct marketing related assets of the Natus Corporation subsidiary



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Product sales for the second quarter of fiscal 1996 were $3,255,110 as compared with $3,685,809 for the second quarter of fiscal 1995. Product sales, for the second quarter, decreased overall by 11.7% from the prior year. The net decrease was the result of decreased medical tape product sales and decreased therapeutic product sales partially offset by increased conductive product sales. Conductive product sales, the Company's largest product group, increased by 12.9% from the prior year while medical tape product sales decreased by 50.4% and therapeutic product sales decreased by 5.6%. Conductive product sales increased for both diagnostic and hydrogel products as a result of volume increases and increased market share. The medical tape product sales decrease was primarily due to the absence of a major tape converter order in the current year as compared to the prior year. The therapeutic product sales decrease was primarily the result of decreased direct marketing sales of Natus. Product sales for the first six months of fiscal 1996 were $6,717,561 as compared with $6,590,332 for the first six months of fiscal 1995. Product sales, for the first six months, increased by 1.9% from the prior year as a result of increased conductive product sales and therapeutic product sales which were partially offset by decreased medical tape product sales. Conductive product sales increased by 5.2% from the prior year primarily as a result of volume increases and increased market share. Medical tape product sales decreased by 10.0% primarily due to the absence of a major tape converter order in the current year as compared to the prior year which more than offset increased sales due to a new product offering and sales to a major new retail customer. Therapeutic product sales increased 10.1% from the prior year primarily due to increased analgesic pain patch sales.

         Gross profit for the second quarter of fiscal 1996 was $1,297,653 as compared with $1,305,547 compared to the second quarter of fiscal 1995. Gross profit as a percent of total revenues for the second quarter of fiscal 1996 was 39.9% as compared to 35.4% for the second quarter of fiscal 1995. The increase in gross profit percent for the quarter was primarily a reflection of a shift in the sales mix to the higher margin conductive products and an improvement in therapeutic product margins which were partially offset by increased raw material costs for all products. Gross profit for the first six months of fiscal 1996 was $2,636,857 as compared with $2,652,856 compared to the first six months of fiscal 1995. Gross profit as a percent of total revenues for the first six months of fiscal 1996 was 39.3% as compared to 40.3% for the first six months of fiscal 1995. The decrease in gross profit percent for the first six months was primarily due to increased raw material costs for all products which were partially offset by a shift in the sales mix to the higher margin conductive and therapeutic products.

         Selling, general and administrative expenses were $1,468,050 and $884,880 during the second quarters of fiscal 1996 and fiscal 1995, respectively. Selling, general and administrative expenses for the second quarters of fiscal 1996 and 1995, as a percentage of total revenues, were 45.1% and 24.0%, respectively. Selling, general and administrative expenses were $2,409,540 and $1,673,975 during the first six months of fiscal 1996 and fiscal 1995, respectively. Selling, general and administrative expenses for the first six months of fiscal 1996 and 1995, as a percentage of total revenues, were 35.9% and 25.4%, respectively. Increased selling, general and administrative expenses associated with the operations of the Natus subsidiary and the sale of the direct marketing related assets of the Natus subsidiary were primarily responsible for the increase in both the second quarter and the first six months.

         Research and development expenses for the second quarters of fiscal 1996 and 1995 were $503,518 and $411,151, respectively. Research and development expenses for the second quarter, as a percentage of total revenues, were 15.5% and 11.2% for fiscal 1996 and 1995, respectively. Research and development expenses for the first six months of fiscal 1996 increased to $1,014,551 from $888,372 in fiscal 1995. Research and development expenses for the first six months, as a percentage of total revenues, were 15.1% and 13.5% for fiscal 1996 and 1995, respectively. The increase in expense for both the quarter and the first six months is primarily attributable to the research and development costs associated with the non-nicotine smoking cessation product and the pain patch program.

         Other income (expense) decreased in the second quarter of fiscal 1996 to $10,304 from $26,928 in the second quarter of fiscal 1995. Other income (expense) decreased in the first six months of fiscal 1996 to $29,258 from $49,930 in the first six months of fiscal 1995. The decline in both the second quarter and the first six months resulted primarily from a reduction of interest and dividend income due to the liquidation of short-term investments to finance the acquisition of a new therapeutic production line as well as to finance the losses associated with the Natus subsidiary.

         The Company had a loss before income tax expense of $663,611 in the second quarter of fiscal 1996 compared to earnings before income tax expense of $36,444 in the second quarter of fiscal 1995. The Company had a loss before income tax expense of $757,976 in the first six months of fiscal 1996 compared to earnings before income tax expense of $140,439 in the first six months of fiscal 1995. The decrease in earnings before income taxes for the second quarter and the first six months was primarily the result of the loss on the sale of the direct marketing related assets of the Natus subsidiary, the operating loss and parent Company expenses associated with the direct marketing activities of the Natus subsidiary, increased raw material costs for products sold and increased research and development expense.

         The Company did not record a tax benefit in connection with losses generated during the second quarter and year-to-date as the losses relate primarily to the Natus subsidiary. The Natus losses can not be utilized by LecTec at this time.


Liquidity and Capital Resources

         The Company has used internally generated cash to support growth and capital spending. The Company has a $1,000,000 line of credit available to meet current operating requirements. The Company estimates that capital expenditures will approach $500,000 for equipment and capital improvements during fiscal 1996 with expenditures anticipated to be financed by operations. The Company continues to have a strong Balance Sheet with no long-term debt and a current ratio at the end of the second quarter of fiscal 1996 of 2.99 as compared to
4.34 at the end of fiscal 1995. Working capital, at the end of the second quarter of fiscal 1996, decreased to $3,422,665 from $4,490,796 at the end of fiscal 1995.



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


LECTEC CORPORATION


Date   February 14, 1996                         /s/  Erwin W. Templin II
       ------------------                        ------------------------------
                                                 Erwin W. Templin II, EVP & CFO