Form 10-Q
period 1996-03-31
LECTEC CORP /MN/
filed 1996-05-15
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

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

Yes    X         No
    -----           -----

The number of shares outstanding of the registrant's common stock as of May 1, 1996 was 3,807,733 shares.




                               LECTEC CORPORATION

                                Table of Contents

                                     Part I

                              Financial Information


     Item 1.     Financial Statements                                       I-1

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              I-7


                                     Part II

                                Other Information


     Item 1.     Legal Proceedings                                         II-1

     Item 2.     Changes in Securities                                     II-1

     Item 3.     Defaults Upon Senior Securities                           II-1

     Item 4.     Submission of Matters to a
                 Vote of Security Holders                                  II-1

     Item 5.     Other Information                                         II-1

     Item 6.     Exhibits and Reports on Form 8-K                          II-1

                 Signature Page                                            II-2



                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      March 31,     June 30,
                                                                        1996         1995
                                                                     -----------  -----------
                                                                    (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                      $   229,852   $   839,942
     Receivables
        Trade, less allowance for doubtful accounts of $17,771
            (unaudited) and $18,000 at March 31, 1996 and
            June 30, 1995, respectively                               2,485,830     2,027,985
        Refundable income taxes                                         125,357       119,540
        Other                                                           289,566       268,247
                                                                    -----------   -----------

                                                                      2,900,753     2,415,772
     Inventories
        Raw materials                                                 1,142,953     1,162,559
        Work-in-process                                                 280,996       218,351
        Finished goods                                                  658,432       716,344
                                                                    -----------   -----------

            Total inventories                                         2,082,381     2,097,254

     Prepaid expenses and other                                         134,359       229,796

     Deferred tax asset                                                 254,000       254,000
                                                                    -----------   -----------

               Total current assets                                   5,601,345     5,836,764

Property, Plant and Equipment - at Cost
     Building and improvements                                        1,625,321     1,673,069
     Equipment                                                        6,206,245     5,447,479
     Furniture and fixtures                                             353,993       422,265
                                                                    -----------   -----------

                                                                      8,185,559     7,542,813
     Less accumulated depreciation                                    3,311,637     2,813,760
                                                                    -----------   -----------

                                                                      4,873,922     4,729,053
     Construction in progress                                            75,053       583,023
     Land                                                               247,731       247,731
                                                                    -----------   -----------

                                                                      5,196,706     5,559,807
Other Assets
     Patents and trademarks, less accumulated
        amortization of $652,794 (unaudited) and $554,286
        at March 31, 1996 and June 30, 1995, respectively               385,965       386,470
     Goodwill, less accumulated amortization of $393,336
        (unaudited) and $245,835 at March 31, 1996
        and June 30, 1995, respectively                                 196,664       344,165
     Long-term investments                                            1,193,750       568,156
     Other                                                               13,592        23,784
                                                                    -----------   -----------

                                                                      1,789,971     1,322,575
                                                                    -----------   -----------

                                                                    $12,588,022   $12,719,146
                                                                    ===========   ===========



         See accompanying notes to the consolidated financial statements

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31,        June 30,
                                                                       1996             1995
                                                                    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                (Unaudited)

Current Liabilities
     Notes payable                                                  $     83,595    $          0

     Accounts payable                                                  1,075,737         771,471

     Accrued expenses
        Payroll related                                                  260,054         375,282
        Distributor bonuses                                               20,593          71,384
        Product returns                                                        0          77,831
        Other                                                            288,196          50,000
                                                                    ------------    ------------

               Total current liabilities                               1,728,175       1,345,968

Deferred Income Taxes                                                    167,000         167,000

Shareholders' Equity
     Common stock, $.01 par value: 15,000,000 shares
        authorized; issued and outstanding: 3,803,900
        shares (unaudited) at March 31, 1996 and
        3,786,500 shares at June 30, 1995                                 38,039          37,865
     Additional paid-in capital                                       10,116,444      10,013,949
     Unrealized losses on securities available-for-sale                  (50,162)        (50,816)
     Retained earnings                                                   588,526       1,205,180
                                                                    ------------    ------------
                                                                      10,692,847      11,206,178
                                                                    ------------    ------------
                                                                     $12,588,022     $12,719,146
                                                                     ===========     ===========

         See accompanying notes to the consolidated financial statements


                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three months ended              Nine months ended
                                                                   March 31,                        March 31,
                                                           ---------------------------     ----------------------------
                                                               1996            1995            1996            1995
                                                           ------------    ------------    ------------    ------------
                                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues
            Product sales                                  $  3,812,332    $  4,232,402    $ 10,529,893    $ 10,822,734
                                                           ------------    ------------    ------------    ------------

               Total revenues                                 3,812,332       4,232,402      10,529,893      10,822,734

Cost of goods sold                                            2,339,427       2,497,670       6,420,131       6,435,146
                                                           ------------    ------------    ------------    ------------

               Gross profit                                   1,472,905       1,734,732       4,109,762       4,387,588

Operating expenses
            Selling, general and administrative                 803,230       1,034,310       3,212,770       2,708,480
            Research and development                            531,675         449,235       1,546,226       1,337,607
                                                           ------------    ------------    ------------    ------------

                                                              1,334,905       1,483,545       4,758,996       4,046,087
                                                           ------------    ------------    ------------    ------------

               Operating profit (loss)                          138,000         251,187        (649,234)        341,501

Other income (expense)
            Interest income                                       1,566           6,149          17,171          33,649
            Dividend income                                       8,830           8,930          28,898          29,355
            Interest expense                                     (3,916)          5,659         (10,331)              0
            Other                                                     0          (5,166)              0           2,693
                                                           ------------    ------------    ------------    ------------

                                                                  6,480          15,572          35,738          65,697
                                                           ------------    ------------    ------------    ------------

               Earnings (loss) before income tax expense        144,480         266,759        (613,496)        407,198

Income tax expense                                                1,981          82,216           3,158         104,388
                                                           ------------    ------------    ------------    ------------


               Net earnings (loss)                         $    142,499    $    184,543    ($   616,654)   $    302,810
                                                           ============    ============    ============    ============

Net earnings (loss) per common and common
            equivalent share
                   Primary                                 $       0.04    $       0.05    ($      0.16)   $       0.08
                   Fully diluted                           $       0.04    $       0.05    ($      0.16)   $       0.08

Weighted average number of common and
            common equivalent shares outstanding
            during the period
                   Primary                                    3,872,428       3,808,253       3,870,896       3,806,196
                   Fully diluted                              3,872,553       3,859,488       3,872,818       3,823,325


         See accompanying notes to the consolidated financial statements



                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine months    Nine months
                                                                     Ended          Ended
                                                                    March 31,      March 31,
                                                                      1996           1995
                                                                   -----------    -----------
                                                                   (Unaudited)    (Unaudited)

Cash flows from operating activities:
     Net (loss) earnings                                           ($  616,654)   $   302,810

     Adjustments to reconcile net (loss) earnings to
        net cash used in operating activities:
            Depreciation and amortization                              818,061        616,840
            Loss on disposal of assets                                 300,000              0
            Changes in operating assets and liabilities:
                   Trade and other receivables                        (517,771)      (618,139)
                   Inventories                                        (367,629)      (522,609)
                   Prepaid expenses and other                          (24,079)      (125,920)
                   Accounts payable                                    304,266         96,538
                   Accrued expenses                                   (305,654)       100,539
                                                                   -----------    -----------

                       Net cash used in operating activities          (409,460)      (149,941)

Cash flows from investing activities:
     Purchase of property, plant and equipment                        (288,891)    (1,196,780)
     Investment in patents and trademarks                              (98,003)      (105,877)
     Purchase of marketable securities and other investments                 0       (234,317)
     Sale of marketable securities and other investments                     0      1,613,354
                                                                   -----------    -----------

                       Net cash (used in) provided by
                           investing activities                       (386,894)        76,380

Cash flows from financing activities:
     Issuance of common stock                                          102,669         36,569
     Proceeds from notes payable                                        83,595              0
                                                                   -----------    -----------

                       Net cash provided by financing activities       186,264         36,569
                                                                   -----------    -----------

                       Net decrease in cash and cash equivalents      (610,090)       (36,992)

Cash and cash equivalents at beginning of period                       839,942        785,770
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $   229,852    $   748,778
                                                                   ===========    ===========

         See accompanying notes to the consolidated financial statements


                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                       Disclosures in Financial Statements

                                                      Nine months   Nine months
                                                         Ended         Ended
                                                        March 31,     March 31,
                                                          1996          1995
                                                       ----------    -----------
                                                       (Unaudited)   (Unaudited)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
      Interest expense                                 $ 4,987          $     0
      Income taxes                                      27,632           94,462



Supplemental Schedule Of Noncash  Activities:

During fiscal 1996 the Company recorded the sale of certain assets. The effect of the transaction during the nine months ended March 31, 1996 was as follows:

     Reduction of accounts receivable          $  32,791
     Reduction of inventories                    382,502
     Reduction of prepaid expenses and other     135,708
     Reduction of property and equipment         154,115
     Reduction of accumulated depreciation       (74,176)
                                               ---------
                                               $ 630,940
                                               =========

         See accompanying notes to the consolidated financial statements

                       LECTEC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1996



(1)   General

     The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a fifty-one percent owned subsidiary(formerly Natus Corporation which was renamed Pharmadyne Corporation). All significant intercompany balances and transactions have been eliminated in consolidation. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments (which consist only of adjustments of a normal recurring nature) necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.


(2)   Sale of the Direct Marketing Related Assets of the Pharmadyne Subsidiary

     During the quarter ended March 31, 1996 the Company completed the sale of the direct marketing related assets of the Pharmadyne Corporation subsidiary.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Product sales for the third quarter of fiscal 1996 were $3,812,332 as compared with $4,232,402 for the third quarter of fiscal 1995. Product sales, for the third quarter, decreased overall by 9.9% from the prior year. The net decrease was the result of decreased medical tape product sales and decreased therapeutic product sales partially offset by increased conductive product sales. Conductive product sales, the Company's largest product group, increased by 15.2% from the prior year while medical tape product sales decreased by 14.5% and therapeutic product sales decreased by 44.6%. Conductive product sales increased for both diagnostic and hydrogel products as a result of volume increases and increased market share. The medical tape product sales decrease was primarily due to the absence of a major tape converter order in the current year as compared to the prior year. The therapeutic product sales decrease was primarily the result of decreased direct marketing sales of Natus brand named products, reductions in pain patch media sales and decreased sales of other therapeutic products. Product sales for the first nine months of fiscal 1996 were $10,529,893 as compared with $10,822,734 for the first nine months of fiscal 1995. Product sales, for the first nine months, decreased by 2.7% from the prior year as a result of decreased medical tape product sales and therapeutic product sales partially offset by increased conductive product sales. Conductive product sales increased by 8.6% from the prior year primarily as a result of volume increases and increased market share. Medical tape product sales decreased by 11.8% primarily due to the absence of a major tape converter order in the current year as compared to the prior year which more than offset increased sales due to a new product offering and sales to a major new retail customer. Therapeutic product sales decreased 16.6% from the prior year due to decreased direct marketing sales of Natus brand named products as a result of the sale of the direct marketing related assets of the Pharmadyne subsidiary, decreased pain patch media sales volumes and decreased sales of other therapeutic products.

     Gross profit for the third quarter of fiscal 1996 was $1,472,905 as compared with $1,734,732 compared to the third quarter of fiscal 1995. Gross profit as a percent of total revenues for the third quarter of fiscal 1996 was 38.6% as compared to 41.0% for the third quarter of fiscal 1995. The decrease in gross profit percent for the third quarter was primarily a reflection of decreased sales of higher margin therapeutic products. Gross profit for the first nine months of fiscal 1996 was $4,109,762 as compared with $4,387,588 compared to the first nine months of fiscal 1995. Gross profit as a percent of total revenues for the first nine months of fiscal 1996 was 39.0% as compared to 40.5% for the first nine months of fiscal 1995. The decrease in gross profit percent for the first nine months was primarily due to decreased sales of higher margin therapeutic products as well as increased raw material costs for all products.

     Selling, general and administrative expenses were $803,230 and $1,034,310 during the third quarters of fiscal 1996 and fiscal 1995, respectively. Selling, general and administrative expenses for the third quarters of fiscal 1996 and 1995, as a percentage of total revenues, were 21.1% and 24.4%, respectively. Selling, general and administrative expenses were $3,212,770 and $2,708,480 during the first nine months of fiscal 1996 and fiscal 1995, respectively. Selling, general and administrative expenses for the first nine months of fiscal 1996 and 1995, as a percentage of total revenues, were 30.5% and 25.0%, respectively. Selling, general and administrative expenses in the third quarter were reduced primarily due to completion of the sale of the direct marketing related assets of the Pharmadyne subsidiary. Increased selling, general and administrative expenses associated with the operations of the Pharmadyne subsidiary and the expenses associated with the sale of the direct marketing related assets of the Pharmadyne subsidiary were primarily responsible for the increase in the first nine months.

     Research and development expenses for the third quarters of fiscal 1996 and 1995 were $531,675 and $449,235, respectively. Research and development expenses for the third quarter, as a percentage of total revenues, were 14.0% and 10.6% for fiscal 1996 and 1995, respectively. Research and development expenses for the first nine months of fiscal 1996 increased to $1,546,226 from $1,337,607 in fiscal 1995. Research and development expenses for the first nine months, as a percentage of total revenues, were 14.7% and 12.4% for fiscal 1996 and 1995, respectively. The increase in expense for both the third quarter and the first nine months is primarily attributable to the research and development costs associated with the non-nicotine smoking cessation product and the pain patch program.

     Other income (expense) decreased in the third quarter of fiscal 1996 to $6,480 from $15,572 in the third quarter of fiscal 1995. Other income (expense) decreased in the first nine months of fiscal 1996 to $35,738 from $65,697 in the first nine months of fiscal 1995. The decline in both the third quarter and the first nine months resulted primarily from a reduction of interest and dividend income due to the liquidation of short-term investments to finance the acquisition of a new therapeutic products production line as well as to finance the losses associated with the Pharmadyne subsidiary.

     The Company had earnings before income tax expense of $144,480 in the third quarter of fiscal 1996 compared to earnings before income tax expense of $266,759 in the third quarter of fiscal 1995. The Company had a loss before income tax expense of $613,496 in the first nine months of fiscal 1996 compared to earnings before income tax expense of $407,198 in the first nine months of fiscal 1995. The decrease in earnings before income taxes for the third quarter and the first nine months was primarily the result of the loss on the sale of the direct marketing related assets of the Pharmadyne subsidiary, the operating loss and parent Company expenses associated with the direct marketing activities of the Pharmadyne subsidiary and increased research and development expense.

     The Company did not record a tax benefit in connection with losses generated during the first nine months as the losses relate primarily to the Pharmadyne subsidiary and cannot be utilized by the Company at this time.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has used internally generated cash to support growth and capital spending. The Company has a $1,000,000 line of credit available to meet current operating requirements. The Company estimates that capital expenditures will approach $400,000 for equipment and capital improvements during fiscal 1996 with expenditures anticipated to be financed by operations. The Company continues to have a strong Balance Sheet with no long-term debt and a current ratio at the end of the third quarter of fiscal 1996 of 3.24 as compared to 4.34 at the end of fiscal 1995. Working capital, at the end of the third quarter of fiscal 1996, decreased to $3,873,170 from $4,490,796 at the end of fiscal 1995.


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

                         None

              (b)        Reports on Form 8-K

                         None


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION




Date        May 15, 1996                         /s/  Erwin W. Templin II
           ----------------               -------------------------------------
                                               Erwin W. Templin II, EVP & CFO