Form 10-K
period 1996-06-30
LECTEC CORP /MN/
filed 1996-09-30
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ to_____________

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

Yes ___X___        No _______


[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 16, 1996 was $34,523,901.

The number of shares outstanding of the registrant's common stock as of September 16, 1996 was 3,835,989 shares.



      Documents Incorporated by Reference         10-K Parts Where Incorporated
      -----------------------------------         -----------------------------

1.   Definitive Proxy Statement for Annual
     Meeting of Shareholders of the Registrant
     to be held November 18, 1996.                           Part III




                                     PART I

Item 1.  BUSINESS

GENERAL

         LecTec Corporation (the "Company") designs, manufactures and markets diagnostic and monitoring ECG electrodes, conductive and non-conductive adhesive hydrogels, medical tapes, drug delivery patches and therapeutic products. The Company markets its products to original equipment manufacturers, medical products distributors, clinic and hospital purchasing groups, individual clinics and hospitals as well as electronic retailing and direct selling groups. All of the products manufactured by the Company are designed to be highly compatible with skin, the largest organ of the human body.

         The Company developed one of the first solid gel disposable ECG electrodes, which did not require the use of messy liquid, aqueous conductive gels in order to maintain contact with the skin. The Company has since continued to develop, manufacture and market electrodes, hydrogels, medical tapes, drug delivery systems, patches and therapeutic products. The Company holds domestic and foreign patents on various products.

         The Company, through its research and development efforts, is developing new systems for drug delivery patches, new conductive-adhesive hydrogel polymers, medical tapes and therapeutic drugs, and refining existing technologies for new markets.

         The Company was organized in 1977 as a Minnesota corporation. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (612) 933-2291.

PRODUCTS

         The Company applies its patented conductive and non-conductive adhesive hydrogels technology to cardiac diagnostic and cardiac monitoring electrodes. The Company's patented natural and synthetic-based polymers are self-adhesive and can be made electrically conductive. Using natural-based polymers, the Company developed one of the first solid gel disposable ECG electrodes. All of the Company's electrodes are electrically and chemically stable.

         All of the Company's "skin-like" hydrogels are chemically compatible with human skin, thereby reducing or eliminating causative agents of skin irritation and reducing both damage to the skin and the risk of infection. The electrical and adhesive properties and the dimensions of the Company's products are highly consistent and reproducible from product to product because the conductive polymer is in a solid form, unlike some of the conductive gels used on competitive products. As a result of its proprietary technology the Company does not use toxic solvents in the manufacturing of its products. Solvents can cause dehydration of the skin, thereby causing damage to the skin as well as pain and discomfort to the patient. In addition, the use of this proprietary technology enables the Company to avoid certain environmental concerns associated with the use of harmful solvents in the manufacturing process.

Conductive Products
         The Company's conductive products include diagnostic electrodes, monitoring electrodes, and electrically conductive and non-conductive adhesive hydrogels.

         The Company's "Tracets"(R) diagnostic electrodes are snapless, disposable electrodes designed to replace reusable suction cups (Welsh bulbs) and conductive gels applied during routine electrocardiographs. Because Tracets electrodes are disposable, they pose less risk of cross infection than reusable suction cups. The solid gel and snapless design of the Tracets electrodes provide more consistent electrical performance and offer shorter procedure and clean-up time than Welsh bulbs. Currently the Company has three different types of Tracets diagnostic electrodes: T1000 Plus, a snapless disposable tab electrode made of natural polymer solid gel with gentle adhesion; MP 3000, a synthetic solid gel electrode with aggressive adhesion which meets all AAMI standards including defibrillation recovery; and AG 4000, a synthetic solid gel, silver substrate electrode which meets all AAMI standards including defibrillation recovery.

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

         The Company manufactures synthetic and naturally-based hydrogels. The Company pioneered hydrogel technology and developed alternatives to competitors' hydrogels that are resistant to dehydration and evaporation problems and changes in their electrical and physical properties. The Company regulates the adhesive qualities of its hydrogels so that they can be used for attaching devices to the body. The hydrogels can be developed to deliver specific medications to the skin for topical use, or into or through the skin for localized or systemic application. Also, the hydrogels can be manufactured to have various levels of conductivity, with or without self-adhesive properties, for diagnostic and monitoring electrodes, electrosurgical grounding pads, external pacing and defibrillation electrodes, ultra-sonic gel pads, TENS products and iontophoretic return electrodes. Sales of conductive products accounted for approximately 61%, 52% and 58% of the Company's sales during its fiscal years ended June 30, 1996, 1995 and 1994.

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

         The Company offers private label and converter alliance (selling of semi-finished goods to a manufacturer who then converts the goods into a finished product) programs. These programs offer customers quality products to compete successfully against established brand names. Private labeling tape products allows major medical marketers to penetrate markets offering significant volume potential with their own custom brand of medical tapes.

         The Converter Alliance Program increases profitability and marketing opportunities for the Company's partners abroad. This program involves exporting semi-finished master rolls of medical tape to partners who convert the material into finished product, package the product and market it in a specific country. When product labeling and packaging is completed in the country where the product is sold, language and cultural barriers are reduced and packaging costs are often significantly lowered. Manufacturing partners benefit from using quality raw materials, market-oriented packaging, local labor content, established distribution channels, and connections with local Ministries of Health and other healthcare decision makers. Sales of medical tapes accounted for approximately 24%, 26% and 36% of the Company's sales in its fiscal years ended June 30, 1996, 1995 and 1994.

Therapeutic Products

         The Company manufactures and markets drug delivery patches. The hydrogel-based patch products use a monolithic system that delivers drugs topically onto the skin. Products currently manufactured using the adhesive-based patch technology are wart removers, analgesic patches for localized pain relief and a corn and callus remover. These products are marketed as OTC (over-ther-counter) products. The Company, through its subsidiary, Pharmadyne Corporation (formerly Natus Corporation), markets the analgesic pain patches manufactured by the Company through a variety of distribution channels. Effective April 1, 1994, the Company consolidated Pharmadyne and its results of operations. Sales of therapeutic products accounted for approximately 15%, 22% and 6% of the Company's sales in each of the fiscal years ended June 30, 1996, 1995 and 1994.

CUSTOMERS

         Burdick Corporation, ("Burdick") accounted for 17.0%, 14.6% and 17.4% of the Company's total sales during fiscal years 1996, 1995 and 1994, respectively. The Company sold its products to approximately 150 active customers during the fiscal years 1996 and 1995, down from approximately 240 active customers during fiscal year 1994. The decrease in active customers was the result of a marketing strategy to consolidate low volume customers with higher volume dealers and distributors in an effort to reduce total costs associated with order processing and shipping. The Company's backlog orders (purchase orders received from customers for future shipment) as of August 12, 1996 totaled approximately $1,318,500 (all of which the Company expects to fill), compared with approximately $2,184,800 and $1,807,900 on August 12, 1995 and 1994. The decrease in backlog at August 12, 1996 was primarily the result of a change in customer ordering patterns from placing standing purchase orders for multiple periods to placing individual purchase orders as needed.



GOVERNMENTAL REGULATION

         Clinical testing, manufacturing, packaging, labeling and distribution of the Company's products are subject to FDA (Food and Drug Administration) regulation. Comparable agencies in some states and certain foreign countries also regulate the Company's activities. The Company's electrodes under current FDA policy are marketed pursuant to Section 510(k) notifications, which are simplified means of obtaining FDA approval to market a medical device. The Company's topical drug products are marketed under OTC monographs. The Company's `new drug' and transdermal `new drug' developments, may be marketed only after approval of a New Drug Application (NDA) containing full reports of extensive laboratory and clinical investigations on animals and humans.

         The Company does not use toxic solvents in the manufacturing of its products and thus environmental concerns are reduced for the Company's manufacturing processes as compared with its competitors. The Company does not anticipate any major expenditures for environmental controls during the next year.

COMPETITION

         The markets for electrodes, hydrogels, tapes, drug delivery patches and therapeutic products are highly competitive. Firms in the medical supply industry compete on the basis of product performance, pricing, distribution and service. Many of the Company's major competitors, including Minnesota Mining and Manufacturing Company (3M), have significantly greater financial, marketing and technological resources than the Company. Competitors of the Company most often rely on pricing, distribution or brand-name recognition to obtain sales. The Company believes that it competes successfully on the basis of product performance, cost savings in the use of patented technology and its ability to manufacture private label products for distributors and OEMs (Original Equipment Manufacturers).

         Over the past several years there has been a number of mergers within the electrode and hydrogel industries, resulting in fewer but larger competitors. The Company believes its proprietary technology and manufacturing capabilities position it competitively in this market.

         In recent years the Company has noted a reduction in the number of manufacturers of medical tapes. The Company believes this is due, in part, to the competitors' inability to satisfy increasingly stringent environmental requirements and market price pressures. This provides the Company an opportunity to increase its market share. The Company believes that it is one of the first medical tape companies manufacturing medical tapes without the use of harmful solvent-based adhesives or processing aids.

         Schering-Plough (Dr. Scholl's) is the major competitor of two of the Company's therapeutic products, an OTC corn and callous remover and an OTC wart remover. Dr. Scholl's holds in excess of 85% market share for both products. The Company's OTC analgesic patch competes with ointments, lotions and creams manufactured by various competitors.

PATENTS AND TRADEMARKS

         The Company has U.S. and foreign patents on adhesive membranes, electrode designs, transdermal and dermal delivery systems and tape structures. In the last year the Company was allowed four new U.S. patents. The first covered cotinine's utility in aiding smoke cessation and the second covered cotinine for weight management purposes. The third patent allowance covered a new non-occlusive adhesive patch for applying medication. The fourth covered a solid multi-purpose ultrasonic biomedical gel for diagnostic use. Eighteen U.S. and foreign patent applications are pending; additionally the Company has exclusive license for eight other patents. The patents most pertinent to the Company's major products have been issued and have a remaining duration in excess of eight years.

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

         The Company uses its best efforts to protect its proprietary property and information. In addition, the Company monitors competitive products and patent publications to be aware of potential infringement of its rights.

         The Company has registered the following trademarks in the United States Patent and Trademark Office: LecPads, SPARE, Tracets, Superpore, Tree-Skin, ResTest II, VitaTrace, SME, LecTec and SynCor. The Company has filed for the registration of the tradenames UltraEase and Isoclear. The Company uses, but has not registered, the following tradenames: LecTrode, Isosilk, Isotex, Isopore, SME-5000, infiniti, Exten 238, DermaPhyl and "The Best ... Next to Skin.".

         The Company's subsidiary, Pharmadyne Corporation, has registered the following tradenames in the United States Patent and Trademark Office:
TheraPatch, Thermal Patch, HydroGesic Patch and ThermoGesic Patch.

RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new technologies.

         The Company may develop products jointly with corporations and/or with inventors from the academic world via research and development contracts or other forms of working alliances. Resulting products may then be marketed by the Company, by sponsoring partners or through a marketing arrangement with an appropriate distributor. R&D contract opportunities are evaluated on an individual basis.

         Pilot clinical studies performed in previous years demonstrated encouraging results for our cotinine drug product used in smoking cessation for which the Company has exclusive license. The Addiction Research Center of the National Institute of Health (NIH) completed a study to determine if cotinine is addictive. The data was presented in June, 1996 at the CPDD (College on Problems of Drug Dependence) National Meeting. This data lends support to the notion that cotinine is behaviorally active and could mediate certain of the behavorial effects attributed to nicotine dependence. Minimal abuse potential (addiction potential) was detected. The encouraging clinical data gathered to date and the Company's positive patent developments have propelled this project out of the research phase and into the development phase which begins with a corporate sponsored IND (Investigational New Drug) application. Work on this submission continued throughout fiscal 1996 and the Company expects to file the IND in October 1996.

         Research and development efforts are underway to complete the development of a new polymer-based reusable hydrogel. A 510(k) was awarded for the new UltraEase ultrasonic hydrogel couplant pad product.

         The Company has developed a new proprietary coating process for the manufacture of porous medical tape products. The recently acquired and developed pressure sensitive adhesive coating and slitting production equipment, for the manufacturing of medical tapes employs two patent pending processes. Each of these two patent pending processes are used to manufacture LecTec's medical tape products.

         R&D resources are also being used to fund development of new analgesic pain patch products, conductive products and specialized medical tapes.

         In the fiscal years ended June 30, 1996, 1995 and 1994, the Company spent, approximately, $1,975,000, $1,877,000 and $1,380,000, respectively, on research and development.

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

         The Company has not experienced any significant seasonality in sales of its products.

         The Company sells its products in the U.S., Canada, Europe, Asia, and portions of Latin America. Export sales totaled $2,425,904 (19% of total sales) in the fiscal year ended June 30, 1996, $2,603,349 (18% of total sales) in the fiscal year ended June 30, 1995 and $2,349,007 (22% of total sales) in the fiscal year ended June 30, 1994. The Company intends to continue to market its products internationally and expects international sales to remain approximately the same as a percent of total sales.

         The Company's international sales are made by the Company's corporate sales force and the Company does not maintain a separate international marketing staff or operations. The following table sets forth export sales by geographic area (See Note J to the Financial Statements):


Export Sales                               Years ended June 30
                               -----------------------------------------
                                    1996           1995          1994
                                    ----           ----          ----
         Canada                $     80,746    $   113,597   $   122,208
         Europe                   1,652,941      1,171,910       943,250
         Asia                       466,777      1,122,179     1,114,928
         Latin America              225,440        195,663       168,621
                               ------------    -----------   -----------

Total Export Sales               $2,425,904    $ 2,603,349   $ 2,349,007
                               ============    ===========   ===========

MANUFACTURING

         The Company manufactures its conductive and therapeutic membranes at the Company's Minnetonka, Minnesota facility. The Minnetonka facility also manufactures and packages the Company's therapeutic products and conducts raw material processing operations. The Company's second manufacturing facility in Edina, Minnesota is the primary site for the manufacturing and packaging of medical tape and medical electrodes. The Edina location also provides the majority of the Company's warehouse capacity.

         The Company believes that the raw materials used in manufacturing its products are generally available from multiple suppliers.

EMPLOYEES

         As of June 30, 1996, the Company employed 76 full-time employees. None of the Company's employees are represented by any labor unions or other collective bargaining units. The Company believes its relations with its employees are good.

ACQUISITION OF PHARMADYNE CORPORATION (Formerly Natus Corporation)

         During 1993, the Company invested $175,000 in Pharmadyne Corporation, which represented a 19.5% ownership interest in Pharmadyne. This investment was recorded at cost. In addition to this equity investment, the Company made cash advances to Pharmadyne during fiscal 1993 and 1994.

         On April 1, 1994, the Company exercised an option to purchase 182,822 shares of Pharmadyne common stock at $1 per share increasing the ownership in Pharmadyne to 51%. This acquisition was accounted for as a stock purchase. The acquired goodwill of approximately $590,000 is being amortized on a straight-line basis over three years.

         Effective April 1, 1994, the Company consolidated Pharmadyne in its results of operations.

         During 1996 the Company made additional advances to Pharmadyne and received a warrant to purchase 227,959 additional shares of Pharmadyne at $1 per share. On September 5, 1996, the Company exercised the warrant and increased its ownership interest in Pharmadyne to 61%.

DISPOSITION OF DIRECT MARKETING RELATED ASSETS

         On March 12, 1996, the Company contributed the direct marketing related assets of Pharmadyne to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. The direct marketing related assets contributed consisted of the following:

           Accounts receivable                               $ 32,791
           Inventory                                          384,730
           Prepaid expenses and other                         135,708
           Property and equipment, net                         79,938
           Other                                              (27,000)
                                                             --------

                                                             $606,167
                                                             ========



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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None



                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

         The Company has been listed on the NASDAQ since December 17, 1986 and on the National Market System since June 7, 1988 under the trading symbol LECT.

         The following table sets forth for the periods indicated the high and low prices of the Company's Common Stock. The figures reflect the high and low bid prices on the NASDAQ National Market System. Such prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Years ended June 30,              1996                           1995
                                  -----                          ----
                            High         Low                High        Low
                            ----         ---                ----        ---

First Quarter             $12.250      $8.500             $10.500      $7.000

Second Quarter             12.500       8.750              10.000       6.750

Third Quarter              12.000       9.875              11.000       7.250

Fourth Quarter             15.375       9.875              14.250      10.750

         As of September 16, 1996 the Company had 3,835,989 shares of Common Stock outstanding and 399 shareholders of record.

         The Company has not declared or paid cash dividends on its Common Stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.


Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA


Years ended June 30,                            1996             1995            1994             1993              1992
                                                ----             ----            ----             ----              ----
Net sales                                   $13,100,754      $14,138,290     $10,715,490       $9,224,005        $8,101,954
Gross profit                                  4,969,659        5,697,562       4,041,853        3,434,128         3,290,005
Operating profit (loss)                        (724,074)          69,761         837,161          750,335         1,153,802
Earnings (loss) before equity in losses
         of unconsolidated subsidiary          (632,193)         153,863         768,974          745,282           964,026
Equity in losses of
         unconsolidated subsidiary                  ---              ---        (133,639)        (163,442)              ---
Net earnings (loss)                            (632,193)         153,863         635,335          581,840           964,026
Net earnings (loss) per share                      (.17)             .04             .17              .15               .26


BALANCE SHEET DATA

At June 30,                                     1996             1995            1994             1993              1992
                                                ----             ----            ----             ----              ----
Cash, cash equivalents and
         short-term investments            $    800,693     $    839,942     $ 2,182,570      $ 3,469,632        $2,736,361
Current assets                                5,449,682        5,764,363       6,124,640        6,082,934         5,480,921
Working capital                               4,240,024        4,490,796       4,737,567        5,471,894         5,013,766
Property, plant and equipment, net            5,112,975        5,559,807       4,705,602        3,016,761         2,961,711
Long-term investments                           574,806          568,156         585,855        3,016,761         1,143,605
Total assets                                 12,319,003       12,646,745      12,363,075       10,876,068         9,885,809
Long-term obligations                           174,000          167,000         139,000           64,000               ---
Shareholders' equity                         10,935,345       11,206,178      10,837,002       10,201,028         9,418,654


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

         The Company reported a net loss of $632,000 or $.17 per share in fiscal 1996, a decrease from net earnings of $154,000 or $.04 per share in 1995 and down from net earnings of $635,000 or $.17 per share in 1994. The largest component of the net loss for 1996 was the losses associated with the direct marketing related operations of the Company's former Natus Corporation subsidiary. The 1996 net loss was also affected by increased R&D expenditures and decreased medical tape and therapeutic product sales which more than offset increased conductive product sales.

Results Of Operations
Sales

         Sales totaled $13,101,000 in fiscal 1996, a decrease of 7% from $14,138,000 in 1995 and up from $10,715,000 in 1994. The reduction in sales in 1996 was primarily attributable to decreased therapeutic product sales resulting from the disposition of the direct marketing related assets of the Pharmadyne subsidiary as well as decreased medical tape sales which more than offset increased conductive product sales. The increase in sales from 1994 to 1995 was primarily attributable to increases in volume of all products sold.

         Sales of conductive products (medical electrodes and conductive hydrogels) grew by 8% in fiscal 1996 to $7,940,000 from $7,334,000 in fiscal 1995. Conductive product sales were $6,015,000 in fiscal 1994. These increases were primarily attributable to unit volume increases.

         Sales of medical tapes decreased by 14% in fiscal 1996 to $3,180,000 from $3,688,000 in fiscal 1995. Medical tape sales were $3,790,000 in fiscal 1994. The 1996 decrease was primarily attributable to reduced volume to a major international customer as compared to the prior year which more than offset the increased sales volume associated with new product offerings. The 1995 decrease was primarily attributable to a temporary slowdown in the purchasing volume of domestic self-wound finished roll medical tape customers in anticipation of new product offerings introduced during fiscal 1996.

         Sales of therapeutic products decreased 36% in fiscal 1996 to $1,981,000 from $3,116,000 in fiscal 1995. Therapeutic product sales were $880,000 in fiscal 1994. The decrease in 1996 was primarily attributable to the decrease in the third quarter and the absence in the fourth quarter of the Pharmadyne Corporation (formerly Natus Corporation) direct marketing related sales due to the divestiture of the direct marketing related assets. The increase in 1995 was primarily attributable to increased sales of the over-the-counter analgesic patch products and the full year inclusion of Pharmadyne Corporation therapeutic product sales. Management believes the anticipated growth of the analgesic pain patch program will account for an increased proportion of the Company's sales mix during fiscal 1997.

         International sales, consisting primarily of semi-finished conductive and medical tape products sold to overseas converters for final processing, packaging and marketing, were 19% of total sales in fiscal 1996, 18% in 1995 and 22% in 1994. The Company intends to continue to market its products internationally and expects international sales to remain approximately the same as a percent of total sales.

Gross Profit

         The Company's gross profit totaled $4,970,000 in fiscal 1996, down from $5,698,000 in 1995. Gross profit was $4,042,000 in 1994. As a percentage of sales, gross profit was 37.9% in fiscal 1996, 40.3% in 1995 and 37.7% in 1994. In 1996, the decrease in the gross profit percent was primarily attributable to decreased sales of higher margin therapeutic products and increased overhead costs. In 1995, the increased gross profit percent was primarily attributable to increased sales of higher-margin therapeutic products. The 1994 gross profit was affected by relatively high sales of lower-margin medical tape products.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses totaled $3,718,000 or 28.4% of sales in fiscal 1996, compared to $3,751,000 or 26.5% in 1995, and $1,825,000 or 17.0% in 1994. The 1996 decrease in expense was primarily the result of the absence of costs in the fourth quarter from the Pharmadyne Corporation direct marketing related operations which was partially offset by increases in other selling, general and administrative expenses. The 1995 increase was due primarily to the full year impact of the consolidation of Pharmadyne with the Company for fiscal 1995; the higher selling costs associated with the Pharmadyne direct selling organization; and the inclusion of goodwill amortization related to the acquisition of Pharmadyne.

Research and Product Development Expenses (R&D)

         Research and product development expenses totaled $1,975,000 or 15.1% of sales in fiscal 1996, compared to $1,877,000 or 13.3% in 1995, and $1,380,000 or 12.9% in 1994. The high levels of R&D expenditures over this three-year period reflect the utilization of internally-generated funds to develop therapeutic products. Substantially all of the dollar increase in R&D during fiscal 1996 was associated with the clinical studies for the non-nicotine smoking cessation product. R&D resources are also being used to fund development of new analgesic pain patch products, conductive products and specialized medical tapes. Management believes that R&D expenditures, as a percentage of net sales, will remain in the range of 10% to 15% for the immediate future.

Other Income (Expense)

         Other income totaled $54,000 in fiscal 1996, down from $73,000 in 1995 and $109,000 in 1994. In 1996 the decline resulted primarily from a reduction of interest income due to the prior year liquidation of short-term investments. In 1995 the decline resulted from the liquidation of short-term investments to finance research and product development efforts, the acquisition of a new therapeutic products production line plus increases in receivables and inventory necessary to support the growing business.

Income Tax Expense

         The Company had income tax benefits of $38,000 in fiscal 1996 and $11,000 in 1995, compared to income tax expense of $177,000 in 1994. The tax benefit in 1996 resulted from losses incurred in the current year reduced by the effect of the subsidiary losses which cannot be utilized by the Company at this time and the effect of goodwill amortization. The tax benefit in 1995 was primarily attributable to R&D tax credits and alternative minimum tax credits.

Equity in Losses of Unconsolidated Subsidiary

         On April 1, 1994, the Company acquired an additional 31.5% interest in Pharmadyne Corporation (formerly known as Natus Corporation) and began consolidating Pharmadyne's results of operations on that date. During the first nine months of fiscal 1994, the Company's pro-rata share of Pharmadyne's net loss (based on a 19.5% equity ownership position through March 31, 1994), together with goodwill amortization during the first nine months of the fiscal year, totaled $134,000.

Effect of Inflation

         Inflation has not had a significant impact on the Company as it has generally been able to adjust its selling prices as the costs of materials and other expenses have changed

Liquidity and Capital Resources

         Cash and cash equivalents decreased by $39,000 to $801,000 at June 30, 1996. Long-term investments increased by $7,000 to $575,000 at June 30, 1996. Capital spending for various equipment totaled $431,000 in 1996. There were no material commitments for capital expenditures at June 30, 1996.

         Working capital totaled $4,240,000 at June 30, 1996, compared to $4,491,000 at the end of fiscal 1995. The Company's current ratio stood at 4.5 at the end of both fiscal 1996 and 1995.

         Net property, plant and equipment decreased by $447,000 to $5,113,000 at June 30, 1996, reflecting the excess of depreciation expense over additions. Of this decrease, $80,000 was related to the disposition of the direct marketing related assets of Pharmadyne Corporation.

         The Company is free of long-term debt, and has a $1,000,000 annually renewable revolving line of credit for meeting current operating requirements. There were no outstanding amounts on this short-term facility at the end of fiscal 1996. Shareholders' equity decreased by $271,000 to $10,935,000 at June 30, 1996.

         Management believes that internally-generated cash and the existing short-term credit line will be sufficient for supporting anticipated growth and capital spending requirements in fiscal 1997.


         Statements about the fiscal 1997 outlook are forward-looking and, therefore, involve certain risks and uncertainties, including but not limited to: buying patterns of customers, competitive forces and other factors detailed from time to time in filings with the Securities and Exchange Commission.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LecTec Corporation and Subsidiaries Financial Statements Furnished Pursuant to the Requirements of Form 10-K


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and
Board of Directors
LecTec Corporation

         We have audited the accompanying consolidated balance sheets of LecTec Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LecTec Corporation and subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                   Grant Thornton LLP


Minneapolis, Minnesota
August 26, 1996


                       LECTEC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    JUNE 30,

                 ASSETS                                         1996           1995
                                                                ----           ----
CURRENT ASSETS
   Cash and cash equivalents (note A)                       $   800,693    $   839,942
   Receivables
      Trade, net of allowances of $74,208
         in 1996 and $90,401 in 1995                          1,847,736      1,955,584
      Refundable income taxes                                    55,580        119,540
      Other                                                     182,247        268,247
                                                            -----------    -----------
                                                              2,085,563      2,343,371
   Inventories (note A)                                       2,011,327      2,097,254
   Prepaid expenses and other                                   123,099        229,796
   Deferred income taxes (note E)                               429,000        254,000
                                                            -----------    -----------

               Total current assets                           5,449,682      5,764,363

PROPERTY, PLANT AND EQUIPMENT                                      --
   AT COST (note A)
      Building and improvements                               1,629,630      1,603,447
      Equipment                                               6,414,132      5,517,101
      Furniture and fixtures                                    354,985        422,265
                                                            -----------    -----------
                                                              8,398,747      7,542,813
      Less accumulated depreciation                           3,533,503      2,813,760
                                                            -----------    -----------
                                                              4,865,244      4,729,053
      Construction in progress                                     --          583,023
      Land                                                      247,731        247,731
                                                            -----------    -----------
                                                              5,112,975      5,559,807
OTHER ASSETS
   Patents and trademarks, less accumulated amortization
      of $687,871 in 1996 and $554,286 in 1995 (note A)         417,681        386,470
   Goodwill, less accumulated amortization of $442,503
      in 1996 and $245,835 in 1995 (notes A and H)              147,497        344,165
   Long-term investments (note B)                               574,806        568,156
   Investment in limited liability company (note I)             606,167           --
   Other                                                         10,195         23,784
                                                            -----------    -----------
                                                              1,756,346      1,322,575
                                                            -----------    -----------

                                                            $12,319,003    $12,646,745
                                                            ===========    ===========
The accompanying notes are an integral part of these statements.


                       LECTEC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    JUNE 30,

               LIABILITIES AND
                  SHAREHOLDERS' EQUITY                              1996            1995
                                                                    ----            ----
CURRENT LIABILITIES
   Accounts payable                                           $    894,846     $    771,471
   Accrued expenses
      Payroll related                                              304,527          375,282
      Distributor bonuses                                             --             71,384
      Other                                                         10,285           55,430
                                                              ------------     ------------

               Total current liabilities                         1,209,658        1,273,567




DEFERRED INCOME TAXES (note E)                                     174,000          167,000





COMMITMENTS AND CONTINGENCIES
   (notes D, F and G)                                                 --               --




SHAREHOLDERS' EQUITY (note G)
   Common stock, $.01 par value; 15,000,000 shares
      authorized; issued and outstanding: 3,835,800 shares
      in 1996 and 3,786,500 shares in 1995                          38,358           37,865
   Additional paid-in capital                                   10,368,166       10,013,949
   Unrealized losses on securities available-for-
      sale (note B)                                                (44,166)         (50,816)
   Retained earnings                                               572,987        1,205,180
                                                              ------------     ------------
                                                                10,935,345       11,206,178
                                                              ------------     ------------

                                                              $ 12,319,003     $ 12,646,745
                                                              ============     ============

The accompanying notes are an integral part of these statements.


                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED JUNE 30,

                                                        1996             1995             1994
                                                        ----             ----             ----
Net sales (notes A and J)                          $ 13,100,754     $ 14,138,290     $ 10,715,490
Cost of goods sold                                    8,131,095        8,440,728        6,673,637
                                                   ------------     ------------     ------------

        Gross profit                                  4,969,659        5,697,562        4,041,853

Operating expenses
   Selling, general and administrative                3,718,496        3,751,194        1,825,121
   Research and development                           1,975,237        1,876,607        1,379,571
                                                   ------------     ------------     ------------
                                                      5,693,733        5,627,801        3,204,692
                                                   ------------     ------------     ------------

        Earnings (loss) from operations                (724,074)          69,761          837,161

Other income (expense)
   Interest income                                       26,554           35,846           89,498
   Dividend income                                       38,029           38,487           60,433
   Other                                                (10,702)          (1,231)         (41,118)
                                                   ------------     ------------     ------------
                                                         53,881           73,102          108,813
                                                   ------------     ------------     ------------

        Earnings (loss) before income taxes and
           equity in losses of unconsolidated
           subsidiary                                  (670,193)         142,863          945,974

Income tax expense (benefit) (note E)                   (38,000)         (11,000)         177,000
                                                   ------------     ------------     ------------

        Earnings (loss) before equity in losses
           of unconsolidated subsidiary                (632,193)         153,863          768,974

Equity in losses of unconsolidated subsidiary
   (note H)                                                --               --           (133,639)
                                                   ------------     ------------     ------------

        Net earnings (loss)                        $   (632,193)    $    153,863     $    635,335
                                                   ============     ============     ============

Net earnings (loss) per common and common
   equivalent share (note A)                       $       (.17)    $        .04     $        .17
                                                   ============     ============     ============

Weighted average number of common and
   common equivalent shares outstanding
   during the year                                    3,801,155        3,826,905        3,803,439
                                                   ============     ============     ============

The accompanying notes are an integral part of these statements.


                       LECTEC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                                                  Additional
                                                                                Common stock       paid-in
                                                                 Shares           Amount           capital
                                                                 ------           ------          ----------
Balance, July 1, 1993                                           3,563,845     $     35,638     $  7,867,675
   Net earnings                                                      --               --               --
   Cost of shares retired                                          (3,883)             (39)         (43,874)
   Common stock issued upon exercise of options (note G)           18,366              184           68,768
   Net unrealized loss on long-term marketable securities            --               --               --
     (note B)
   Stock dividend                                                 178,721            1,787        1,871,042
   Tax benefit from exercise of stock options                        --               --             45,468
   Other                                                              (49)            --               --
                                                             ------------     ------------     ------------

Balance, June 30, 1994                                          3,757,000           37,570        9,809,079
   Net earnings                                                      --               --               --
   Cost of shares retired                                          (2,102)             (21)         (17,330)
   Common stock issued upon exercise of options (note G)           31,602              316          162,200
   Unrealized gain on securities available-for-sale                  --               --               --
     (note B)
   Tax benefit from exercise of stock options                        --               --             60,000
                                                             ------------     ------------     ------------

Balance, June 30, 1995                                          3,786,500           37,865       10,013,949
   Net loss                                                          --               --               --
   Cost of shares retired                                         (16,281)            (163)        (184,319)
   Common stock issued upon exercise of options (note G)           65,581              656          450,536
   Unrealized gain on securities available-for-sale                  --               --               --
     (note B)
   Tax benefit from exercise of stock options                        --               --             88,000
                                                             ------------     ------------     ------------

Balance, June 30, 1996                                          3,835,800     $     38,358     $ 10,368,166
                                                             ============     ============     ============


                        [WIDE TABLE CONTINUED FROM ABOVE]


                                                               Unrealized
                                                               losses on
                                                               securities                          Total
                                                               available-       Retained       shareholders'
                                                               for-sale         earnings          equity
                                                             ------------     ------------     ------------

Balance, July 1, 1993                                        $    (58,745)    $  2,356,460     $ 10,201,028
   Net earnings                                                      --            635,335          635,335
   Cost of shares retired                                            --               --            (43,913)
   Common stock issued upon exercise of options (note G)             --               --             68,952
   Net unrealized loss on long-term marketable securities          (2,219)            --             (2,219)
     (note B)
   Stock dividend                                                    --         (1,872,829)            --
   Tax benefit from exercise of stock options                        --               --             45,468
   Other                                                             --            (67,649)         (67,649)
                                                             ------------     ------------     ------------

Balance, June 30, 1994                                            (60,964)       1,051,317       10,837,002
   Net earnings                                                      --            153,863          153,863
   Cost of shares retired                                            --               --            (17,351)
   Common stock issued upon exercise of options (note G)             --               --            162,516
   Unrealized gain on securities available-for-sale                10,148             --             10,148
     (note B)
   Tax benefit from exercise of stock options                        --               --             60,000
                                                             ------------     ------------     ------------

Balance, June 30, 1995                                            (50,816)       1,205,180       11,206,178
   Net loss                                                          --           (632,193)        (632,193)
   Cost of shares retired                                            --               --           (184,482)
   Common stock issued upon exercise of options (note G)             --               --            451,192
   Unrealized gain on securities available-for-sale                 6,650             --              6,650
     (note B)
   Tax benefit from exercise of stock options                        --               --             88,000
                                                             ------------     ------------     ------------

Balance, June 30, 1996                                       $    (44,166)    $    572,987     $ 10,935,345
                                                             ============     ============     ============

The accompanying notes are an integral part of these statements.



                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED JUNE 30,

                                                                    1996            1995            1994
                                                                    ----            ----            ----
Cash flows from operating activities:
   Net earnings (loss)                                         $  (632,193)    $   153,863     $   635,335
   Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                           1,128,103         932,051         584,362
         Deferred income taxes                                     (80,000)       (149,000)         76,000
         Equity in losses of unconsolidated subsidiary                --              --           133,639
           Changes in operating assets and liabilities:
              Trade and other receivables                          161,057        (410,006)       (297,085)
              Refundable income taxes                               63,960         109,714        (101,762)
              Inventories                                         (298,803)       (325,219)       (811,246)
              Prepaid expenses and other                           (29,011)       (128,059)        (33,149)
              Accounts payable                                     123,375        (189,057)        185,234
              Accrued expenses                                    (187,284)         83,770         (19,109)
                                                               -----------     -----------     -----------

                  Net cash provided by operating activities        249,204          78,057         352,219

Cash flows from investing activities:
   Purchase of property, plant and equipment                      (430,956)     (1,471,427)     (2,091,228)
   Investment in patents and trademarks                           (164,796)       (141,665)       (119,325)
   Purchase of investments                                            --          (249,603)     (3,003,396)
   Sale of investments                                                --         1,674,250       5,285,873
   Acquisition of business, net of cash acquired                      --              --          (182,822)
   Other                                                            40,589          19,395          85,656
                                                               -----------     -----------     -----------

                  Net cash used in investing activities           (555,163)       (169,050)        (25,242)

Cash flows from financing activities:
   Issuance of common stock                                        451,192         162,516          68,952
   Retirement of common stock                                     (184,482)        (17,351)        (43,913)
                                                               -----------     -----------     -----------

                  Net cash provided by financing activities        266,710         145,165          25,039
                                                               -----------     -----------     -----------

                  Net increase (decrease) in cash and cash
                     equivalents                                   (39,249)         54,172         352,016

Cash and cash equivalents at beginning of year                     839,942         785,770         433,754
                                                               -----------     -----------     -----------

Cash and cash equivalents at end of year                       $   800,693     $   839,942     $   785,770
                                                               ===========     ===========     ===========

Cash paid during the year for income taxes                     $    33,199     $   137,922     $   178,316
                                                               ===========     ===========     ===========

The accompanying notes are an integral part of these statements



                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1995 AND 1994


NOTE A  -  SUMMARY OF ACCOUNTING POLICIES

   LecTec Corporation (the Company) is primarily engaged in the research, design, manufacture and sale of diagnostic and monitoring electrodes, membranes, medical tapes and therapeutic products. The Company sells and extends credit without collateral to customers located throughout the United States as well as Canada, Europe, Asia and Latin America. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   1.   Basis of Financial Statement Presentation

   The consolidated financial statements include the accounts of LecTec Corporation ("LecTec"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation ("Pharmadyne," formerly known as Natus Corporation), a fifty-one percent owned subsidiary (note H). The Company has consolidated Pharmadyne's results of operations since April 1, 1994. All material intercompany accounts and transactions have been eliminated.

   2.   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market accounts.

   3.   Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                                       June 30,
                                             --------------------------
                                                1996            1995
                                             ----------       ---------

                Raw materials                $1,144,078       $1,162,559
                Work in process                 229,974          218,351
                Finished goods                  637,275          716,344
                                             ----------       ----------

                                             $2,011,327       $2,097,254
                                             ==========       ==========

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

   5.   Revenue Recognition

   Sales are recognized at the time of shipment of product against a confirmed sales order.

   6.   Net Earnings (Loss) Per Common and Common Equivalent Share

   Net earnings (loss) per common and common equivalent share have been computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the years. Common equivalent shares included in the computation represent shares issuable upon the assumed exercise of stock options, when dilutive.

   7.   Use of Estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

   8.   Reclassifications

   Certain 1995 and 1994 amounts have been reclassified to conform with the financial statement presentation used in 1996.

   9.   New Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines and encourages the use of a fair value based method of accounting for an employee stock option or similar equity instrument. The Statement allows the use of the intrinsic value based method of accounting as prescribed by current existing accounting standards for options issued to employees; however, there is a requirement to disclose the pro forma net income as if the fair value based method had been used. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Management believes the adoption of SFAS 123 will not have a material effect on the Company's financial position or results of operations.

   The FASB also issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management believes the adoption of SFAS 121 will not have a material effect on the Company's financial position or results of operations.



                       LECTEC CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          JUNE 30, 1996, 1995 AND 1994


NOTE B  -  INVESTMENTS

   The Company's long-term investments are classified as available-for-sale and consist primarily of a preferred stock fund at June 30, 1996 and 1995. These investments are reported at fair value, with the net unrealized loss of $44,166 and $50,816 included in shareholders' equity at June 30, 1996 and 1995.

   The Company utilizes the specific identification method in computing realized gains and losses.


NOTE C  -  LINE OF CREDIT

   The Company has an unsecured $1,000,000 working capital line of credit through January 1, 1997 with interest at the bank's reference rate (effective rates of 8.25% and 9.0% at June 30, 1996 and 1995). There were no borrowings outstanding on the line at June 30, 1996 or 1995. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of working capital and net worth and certain financial ratios. At June 30, 1996, the Company was in compliance with these covenants. Management believes the Company will be able to renew its line of credit under similar terms and conditions.


NOTE D  -  COMMITMENTS AND CONTINGENCIES

   The Company conducts portions of its operations in a leased facility. The lease provides for payment of a portion of taxes and other operating expenses by the Company. This lease expires in 1997; however, management believes the Company will be able to renew this lease under similar terms and conditions.

   The minimum rental commitments under all operating leases are as follows for the years ending June 30:

                        1997                        $210,408
                        1998                           7,910
                                                    --------

                                                    $218,318
                                                    ========

   Total rent expense for operating leases was $219,095, $223,147 and $218,375 for the years ended June 30, 1996, 1995 and 1994.

   The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.



                       LECTEC CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          JUNE 30, 1996, 1995 AND 1994


NOTE E  -  INCOME TAXES

   Deferred tax assets and liabilities represent the tax effects, based upon current tax law, of future deductible or taxable items that have been recognized in the financial statements.

   The provision for income tax expense (benefit) consists of the following:

                                        Years ended June 30,
                             ------------------------------------------
                                1996              1995             1994
                                ----              ----             ----
     Current
       Federal               $ 40,000         $ 136,000         $ 99,000
       State                    2,000             2,000            2,000
                             --------         ---------         --------
                               42,000           138,000          101,000
     Deferred
       Federal                (80,000)         (149,000)          76,000
       State                       -                 -                -
                             --------         ---------         -------
                              (80,000)         (149,000)          76,000
                             --------         ---------         --------

                             $(38,000)        $ (11,000)        $177,000
                             ========         =========         ========

   Deferred tax assets (liabilities) represent the tax effects of cumulative temporary differences as follows at June 30:

                                                        1996           1995
                                                        ----           ----
     Deferred current assets and liabilities:
       Net operating loss carryforwards              $ 538,200      $ 309,000
       Tax credit carryforwards                        161,100        141,100
       Stock option exercise                            88,000             -
       Inventory capitalization and reserve             79,200         78,700
       Vacation pay accrual                             36,100         28,200
       Other                                             7,400          6,000
                                                     ---------      ---------
                                                       910,000        563,000
     Valuation allowance                              (481,000)      (309,000)
                                                     ---------      ---------

                Net current asset                    $ 429,000      $ 254,000
                                                     =========      =========


     Deferred long-term assets and liabilities:
                                                            1996        1995
                                                            ----        ----

       Tax depreciation in excess of book depreciation   $(278,300)  $(256,900)
       Charitable contribution carryforwards                57,100      51,700
       Other                                                47,200      38,200
                                                         ---------   ---------

                Net long-term liability                  $(174,000)  $(167,000)
                                                         =========   =========

   At June 30, 1996, Pharmadyne has available net operating loss carryforwards of approximately $1,400,000 which can be used to reduce future taxable income. These carryforwards begin to expire in 2009 and cannot be utilized to offset taxable income of LecTec. The utilization of these net operating loss carryforwards by Pharmadyne is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. A valuation allowance has been recorded for these net operating loss carryforwards as they may not be realizable.

   At June 30, 1996, LecTec has available tax credit carryforwards of approximately $161,000 which can be used to reduce future tax liabilities. These carryforwards begin to expire in 2010. LecTec also has available a net operating loss carryforward of approximately $168,000, which can be used to reduce future taxable income of LecTec. This carryforward expires in 2011.

   Differences between income tax expense (benefit) and the statutory federal income tax rate of 34% are as follows:

                                                    1996        1995       1994
                                                    ----        ----      ----

     Federal statutory income tax rate            (34.0)%      34.0%      34.0%
     State income taxes, net of federal benefit     0.2         0.1        0.1
     Tax credit carryforwards                        -        (74.7)      (4.0)
     Foreign sales corporation                     (5.5)      (24.9)      (3.9)
     Subsidiary loss producing no benefit          25.7        29.9         -
     Tax exempt investment income                  (0.8)      (14.7)      (5.1)
     Goodwill amortization                         10.0        46.8        1.8
     Prior years' overaccruals                       -         (4.8)        -
     Other                                         (1.3)         .6       (4.2)
                                                  -----        ----       ----

                                                   (5.7)%      (7.7)%     18.7%
                                                  =====       =====       ====

   During the fourth quarter of the year ended June 30, 1995, the Company recorded a $131,000 reduction of income tax expense to adjust to the Company's annual effective tax rate. The effect of this adjustment was to increase net earnings per share by $.03 for the year.


NOTE F  -  EMPLOYEE BENEFIT PLANS

   The Company has a profit sharing benefit plan covering substantially all employees who have completed one year of service. The Company's contributions are discretionary as determined by the Board of Directors, subject to certain limitations under the Internal Revenue Code. Pension expense under this plan was $55,585 and $46,918 for the years ended June 30, 1995 and 1994. No contributions were made to the plan during 1996.

   The Company has a profit sharing bonus plan covering substantially all employees who have completed two calendar quarters of employment. The quarterly bonuses are paid from a pool equal to a maximum of 9% of pretax income net of certain reductions, including the profit sharing distribution, and a reserve based on the preceding quarter's net earnings. Profit sharing bonus expense under this plan was $2,820, $18,534 and $56,978 for the years ended June 30, 1996, 1995 and 1994.

   The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees who have completed one year of service. The Company matches 50 percent of voluntary employee contributions to the plan not to exceed 50% of a maximum 5% of a participant's compensation. The Company's contributions under this plan were $44,549, $37,230 and $36,785 for the years ended June 30, 1996, 1995 and 1994.


NOTE G  -  STOCK OPTIONS

   The Company's 1989 Stock Option Plan (the "Plan") provides for the grant of options to officers and other key employees of the Company. A total of 557,287 shares of common stock are reserved for issuance under the Plan. The ten-year options are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after four years. The exercise price of the options granted is the fair market value of the Company's common stock at the date of grant. Option transactions under the Plan during the three years ended June 30, 1996 are summarized as follows:

                                     Number of shares     Option price of share
                                     ----------------     ---------------------

     Outstanding at July 1, 1993          289,015            $3.34  - $  9.07

     Granted                              132,914             8.62  -    9.52

     Exercised                            (16,391)            3.34  -    7.77

     Canceled                             (10,438)            3.34  -    9.52
                                          -------            ----------------

     Outstanding at June 30, 1994         395,100             3.34  -    9.52

     Granted                              107,000             9.00  -   13.00

     Exercised                            (31,492)            3.34  -    9.52

     Canceled                             (33,316)            3.34  -    9.52
                                          -------            ----------------

     Outstanding at June 30, 1995         437,292             3.34  -   13.00

     Granted                              121,500             9.00  -   13.50

     Exercised                            (65,663)            3.34  -    9.52

     Canceled                             (20,938)            3.34  -    9.52
                                          -------            ----------------

     Outstanding at June 30, 1996         472,191            $3.34  -  $13.50
                                          =======            ================



   Under the Plan, options to purchase an aggregate of 212,441 shares were exercisable at June 30, 1996.

   The Company's 1991 Directors' Stock Option Plan (the "Directors' Plan") provides for the grant of options to members of the Board of Directors of the Company. A total of 115,762 shares of common stock are reserved for issuance under the Directors' Plan. The ten-year options are exercisable at the date of the grant. The exercise price of the options granted is the fair market value of the Company's common stock at the date of grant. Option transactions under the Directors' Plan during the three years ended June 30, 1996 are summarized as follows:

                                     Number of shares    Option price of share
                                     ----------------    ---------------------


     Outstanding at July 1, 1993          25,634           $3.34  - $9.06

     Granted                               7,875            9.52

     Exercised                            (2,895)           3.34
                                          ------           --------------

     Outstanding at June 30, 1994         30,614            3.34  -  9.52

     Granted                              10,000            9.00

     Exercised                              (110)           7.77
                                          ------           --------------

     Outstanding at June 30, 1995         40,504            3.34  -  9.52

     Granted                              12,000            9.00
                                          ------           --------------

     Outstanding at June 30, 1996         52,504           $3.34  - $9.52
                                          ======           ==============


   During the year ended June 30, 1996, the Company earned a tax benefit of $88,000 related to the exercise of stock options. As the benefit was not able to be utilized currently, the Company recorded a deferred tax asset and an increase in additional paid-in capital.


NOTE H -  ACQUISITION OF PHARMADYNE CORPORATION

   On June 30, 1992, the Company entered into a Research, Development and Marketing Agreement with Pharmadyne and contract research revenues of $125,000 and $75,000 were recognized in 1993 and 1992.

   During 1993, the Company invested $175,000 in Pharmadyne, which represented a 19.5% ownership interest in Pharmadyne. This investment was recorded at cost. In addition to this equity investment, during 1993, the Company also made an advance of $50,000 to Pharmadyne. Effective March 28, 1994, the Company entered into a stock option agreement with Pharmadyne which provided the Company the right and option to purchase a number of shares of common stock of Pharmadyne that, when combined with the common stock already owned, would equal, at the date of exercise, 51% of the issued, outstanding and potentially issuable shares of common stock.

   On April 1, 1994, the Company exercised their option to purchase 182,822 shares of Pharmadyne common stock at $1 per share. The Company paid cash of $132,525 and reduced their note receivable from Pharmadyne by $50,000 and interest receivable by $297 to acquire the shares. This acquisition was accounted for as a purchase. The acquired goodwill of approximately $590,000 is being amortized on a straight-line basis over 3 years.

   The following unaudited pro forma consolidated results of operations for the year ended June 30, 1994 give effect to the acquisition of Pharmadyne as though it had occurred on July 1, 1993:
                                                           1994
                                                           ----

           Net sales                                   $11,501,000
           Earnings before income taxes                    347,000
           Net earnings                                    178,000
           Net earnings per common and
              common equivalent share                          .05

   During 1996 the Company made additional advances to Pharmadyne and received a warrant to purchase 227,959 additional shares of Pharmadyne at $1 per share. On September 5, 1996 the Company exercised the warrant and increased its ownership interest in Pharmadyne to 61%.


NOTE I  -  DISPOSITION OF DIRECT MARKETING RELATED ASSETS

   On March 12, 1996, the Company contributed the direct marketing related assets of Pharmadyne to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. The direct marketing related assets contributed consisted of the following:

           Accounts receivable                           $ 32,791
           Inventory                                      384,730
           Prepaid expenses and other                     135,708
           Property and equipment, net                     79,938
           Other                                          (27,000)
                                                         --------

                                                         $606,167
                                                         ========


NOTE J  -  MAJOR CUSTOMERS AND EXPORT SALES

   One customer accounted for 17.0%, 14.6% and 17.4% of total sales for the years ended June 30, 1996, 1995 and 1994. The accounts receivable from this customer represented 24% of trade receivables at June 30, 1996. The accounts receivable from one other customer represented 15% of trade receivables at June 30, 1996. One additional customer accounted for 10.1% of total sales during the year ended June 30, 1994. Export sales accounted for approximately 19%, 18% and 22% of total sales during the years ended June 30, 1996, 1995 and 1994. Export sales by geographic area were as follows:

                                         Years ended June 30,
                            ---------------------------------------------
                                1996            1995              1994
                                ----            ----              ----

     Canada                 $   80,746       $  113,597        $  122,208
     Europe                  1,652,941        1,171,910           943,250
     Asia                      466,777        1,122,179         1,114,928
     Latin America             225,440          195,663           168,621
                            ----------       ----------        ----------
                            $2,425,904       $2,603,349        $2,349,007
                            ==========       ==========        ==========



Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996, and is incorporated herein by reference.

NON DIRECTOR, EXECUTIVE OFFICERS OF THE REGISTRANT

Name                      Age         Title
- ----                      ---         -----

Erwin W. Templin II       43          Executive Vice President, Chief Financial
                                         Officer, Secretary and Treasurer
David A. Montecalvo       31          Vice President, Operations


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

Item 11.   EXECUTIVE COMPENSATION

         The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996, and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996, and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 18, 1996, and is incorporated herein by reference.


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

(a)      Financial Statements, Schedules and Exhibits

         1.       Financial Statements

         The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Form 10-K in Part II, Item 8:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Consolidated Balance Sheets at June 30, 1996 and 1995

                  (iii) Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994

                  (iv) Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994

                  (v) Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

                  (vi)     Notes to the Consoldiated Financial Statements


         2.       Financial Statement Schedules :

         All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

         3.       Exhibits                                                     Method of Filing
                  --------                                                     ----------------

                   3.01    Articles of Incorporation of Registrant, as amended        (1)

                   3.02    By-laws of Registrant                                      (1)

                  10.01    Service Agreement dated July 1, 1986, between LecTec       (1)
                           International, Inc., a U.S. Virgin Islands
                           corporation, and LecTec Corporation, relating to the
                           sale, lease or rental of certain property outside the
                           United States.

                  10.02    Distribution and Commission Agreement dated July 1,        (1)
                           1986, between LecTec International, Inc., a U.S.
                           Virgin Islands corporation, and LecTec Corporation,
                           relating to the sale, lease or rental of certain
                           property outside the United States.

                  10.03    1986 Incentive Stock Option Plan                           (1)

                  10.04    Agreement dated June 1, 1983, between LecTec               (1)
                           Corporation and George Ingebrand, relating to the
                           grant of stock-equivalent units.

                  10.05    Certificate of Secretary pertaining to Resolution of       (1)
                           Board of Directors of LecTec Corporation, dated
                           October 30, 1986, implementing a Profit Sharing Bonus
                           Plan.

                  10.06    Research Agreement dated December 31, 1991, between        (2)
                           LecTec Corporation and the University of Minnesota,
                           whereby LecTec Corporation received exclusive rights
                           to market and sell a non-nicotine compound to be
                           mutually developed for smoking cessation.

                  10.07    Assignment and Mutual Release Agreement dated March        (2)
                           9, 1993 between Pharmaco Behavioral Associates, Inc.,
                           Robert M. Keenan, Ph.D., M.D. and the University of
                           Minnesota, whereby the University assigned title,
                           royalty and patent rights associated with the
                           technology to alleviate symptoms of tobacco
                           withdrawal to Pharmaco Behavioral Associates, Inc.
                           and Dr. Keenan. Also included is a mutual release of
                           all parties on all past title, royalty and patent
                           rights.

                  10.08    License Agreement dated March 9, 1993 between              (2)
                           Pharmaco Behavioral Associates, Inc. and LecTec
                           Corporation, whereby the Company received an
                           exclusive, worldwide license to market, make and
                           sublicense product associated with the technology to
                           alleviate symptoms of tobacco withdrawal.

                  10.09    Consultant Contract and Invention Assignment dated         (2)
                           March 9, 1993 between Robert Keenan, Ph.D., M.D. and
                           LecTec Corporation, whereby the Company received
                           assignment of patent and invention rights associated
                           with the technology to alleviate symptoms of tobacco
                           withdrawal including provisions that the Company
                           enter into a consulting agreement with Dr. Keenan.

                  10.10    Research Agreement dated June 30, 1992, between            (2)
                           LecTec Corporation and Natus Corporation, whereby
                           Natus will fund the the development of an analgesic
                           patch for exclusive rights to sell the the product.

                  10.11    Stock Investment and Repurchase Agreement dated July       (2)
                           1, 1992, between LecTec Corporation and Natus
                           Corporation, whereby LecTec purchased Common Stock of
                           Natus Corporation.

                  10.12    Amendments dated March 18, 1993 to the original            (2)
                           Research Agreement dated June 30, 1992, between
                           LecTec Corporation and Natus Corporation.

                  10.13    Subscription Agreement dated June 17, 1993 between         (2)
                           LecTec Corporation and Natus Corporation.

                  10.14    A Promissory Note dated June 17, 1993 between LecTec       (2)
                           Corporation and Natus Corporation. Included in the
                           note is an option for LecTec to receive common stock
                           of Natus in lieu of payment.

                  10.15    Amended and Restated Stock Option Agreement between        (3)
                           LecTec Corporation  and Natus Corporation, whereby
                           LecTec has obtained the option to acquire the
                           additional shares required to equal 51% of the Common
                           Stock of Natus.

                  10.16    Contribution Agreement dated March 12, 1996 between        (4)
                           Natus Corporation and ACM Investments, L.L.C.
                           regarding the acquisition of an equity interest in
                           Natus L.L.C

                 *10.17    Distribution Agreement dated March 12, 1996 between        (4)
                           LecTec Corporation, Natus Corporation and Natus
                           L.L.C.

                  10.18    Operating Agreement dated March 12, 1996 between           (4)
                           Natus L.L.C., ACM Investments, L.L.C., Natus
                           Corporation and Natus Management, Inc.

                 *10.19    Marketing and Distribution Agreement dated January         (4)
                           11, 1996 between LecTec Corporation, Natus
                           Corporation and CNS, Inc. regarding an analgesic pain
                           patch

                  10.20    Credit Agreement dated May 1, 1996 between LecTec          (4)
                           Corporation and The First National Bank of Saint
                           Paul, a national banking association, whereby LecTec
                           Corporation has an unsecured $1 million working
                           capital line of credit

                  10.21    Revolving Credit Note dated May 1, 1996 between            (4)
                           LecTec Corporation and The First National Bank of
                           Saint Paul, a national banking association

                  10.22    Working Capital Loan Agreement dated September 5,          (4)
                           1995 between LecTec Corporation and Natus Corporation
                           relating to a loan from LecTec to Natus Corporation

                  10.23    Form of Working Capital Loan Agreement dated               (4)
                           September 5, 1995; between Natus Corporation and
                           various shareholders relating to loans to Natus
                           Corporation

                  21.01    Subsidiaries of the Company                                (3)

                  23.01    Consent of Grant Thornton LLP                              (4)

                  27.01    Financial Data Schedule                                    (4)
- -----------------------

         * Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, the confidential portions have been deleted and filed separately with the Securities and Exchange Commission together with a confidential treatment request

         (1) Incorporated herein by reference to the Company's Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

         (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

         (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

         (4)      Filed herewith.


(b)      1.  Reports on Form 8-K.

         None.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 1996.

                               LECTEC CORPORATION

                                /s/Rodney A. Young
                                ------------------
                                 Rodney A. Young
                       Chief Executive Officer, President
                                  and Director
                          (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Rodney A. Young                                          September 27, 1996
- -------------------------------------------
Rodney A. Young
Chief Executive Officer, President
Director
(Principal Executive Officer)


/s/Erwin W. Templin II                                      September 27, 1996
- -------------------------------------------
Erwin W. Templin II
Executive Vice President, Chief Financial
  Officer, Secretary, Treasurer
(Principal Financial Officer)


/s/Justin W. Shireman                                       September 27, 1996
- -------------------------------------------
Justin W. Shireman
Controller
(Principal Accounting Officer)


/s/Thomas E. Brunelle                                       September 27, 1996
- -------------------------------------------
Thomas E. Brunelle
Chairman
Director


/s/Alan C. Hymes                                            September 27, 1996
- -------------------------------------------
Alan C. Hymes
Director


/s/Lee M. Berlin                                            September 27, 1996
- -------------------------------------------
Lee M. Berlin
Director


/s/Paul Johnson                                             September 27, 1996
- -------------------------------------------
Paul Johnson
Director


/s/Alan J. Wilensky                                         September 27, 1996
- -------------------------------------------
Alan J. Wilensky
Director



                                  EXHIBIT INDEX
                                  -------------

                 Exhibits                                                 Page
                 --------                                                 ----

          3.01    Articles of Incorporation of Registrant, as amended (Note 1)

          3.02    By-laws of Registrant (Note 1)

         10.01 Service Agreement dated July 1, 1986, between LecTec International, Inc., a U.S. Virgin Islands corporation, and LecTec Corporation, relating to the sale, lease or rental of certain property outside the United States (Note 1).

         10.02 Distribution and Commission Agreement dated July 1, 1986, between LecTec International, Inc., a U.S. Virgin Islands corporation, and LecTec Corporation, relating to the sale, lease or rental of certain property outside the United States (Note 1).

         10.03    1986 Incentive Stock Option Plan (Note 1).

         10.04 Agreement dated June 1, 1983, between LecTec Corporation and George Ingebrand, relating to the grant of stock-equivalent units (Note 1).

         10.05 Certificate of Secretary pertaining to Resolution of Board of Directors of LecTec Corporation, dated October 30, 1986, implementing a Profit Sharing Bonus Plan (Note 1).

         10.06 Research Agreement dated December 31, 1991, between LecTec Corporation and the University of Minnesota, whereby LecTec Corporation received exclusive rights to market and sell a non-nicotine compound to be mutually developed for smoking cessation (Note 2).

         10.07 Assignment and Mutual Release Agreement dated March 9, 1993 between Pharmaco Behavioral Associates, Inc., Robert M. Keenan, Ph.D., M.D. and the University of Minnesota, whereby the University assigned title, royalty and patent rights associated with the technology to alleviate symptoms of tobacco withdrawal to Pharmaco Behavioral Associates, Inc. and Dr. Keenan. Also included is a mutual release of all parties on all past title, royalty and patent rights (Note 2).

         10.08 License Agreement dated March 9, 1993 between Pharmaco Behavioral Associates, Inc. and LecTec Corporation, whereby the Company received an exclusive, worldwide license to market, make and sublicense product associated with the technology to alleviate symptoms of tobacco withdrawal (Note 2).

         10.09 Consultant Contract and Invention Assignment dated March 9, 1993 between Robert Keenan, Ph.D., M.D. and LecTec Corporation, whereby the Company received assignment of patent and invention rights associated with the technology to alleviate symptoms of tobacco withdrawal, including provisions that the Company enter into a consulting agreement with Dr. Keenan.

         10.10 Research Agreement dated June 30, 1992, between LecTec Corporation and Natus Corporation, whereby Natus will fund the the development of an analgesic patch for exclusive rights to sell the the product (Note 2).

         10.11 Stock Investment and Repurchase Agreement dated July 1, 1992, between LecTec Corporation and Natus Corporation, whereby LecTec purchased Common Stock of Natus Corporation (Note 2).

         10.12 Amendments dated March 18, 1993 to the original Research Agreement dated June 30, 1992 between LecTec Corporation and Natus Corporation (Note 2).

         10.13 Subscription Agreement dated June 17, 1993 between LecTec Corporation and Natus Corporation (Note 2).

         10.14 Promissory Note dated June 17, 1993 between LecTec Corporation and Natus Corporation. Included in the note is an option for LecTec to receive common stock of Natus in lieu of payment (Note 2).

         10.15 Amended and Restated Stock Option Agreement between LecTec Corporation and Natus Corporation, whereby LecTec obtained the option to acquire the additional shares required to equal 51% of the Common Stock of Natus (Note 3).

         10.16 Contribution Agreement dated March 12, 1996 between Natus Corporation and ACM Investments, L.L.C.regarding the acquisition of an equity interest in Natus L.L.C

        *10.17 Distribution Agreement dated March 12, 1996 between LecTec Corporation, Natus Corporation and Natus L.L.C

         10.18 Operating Agreement dated March 12, 1996 between Natus L.L.C., ACM Investments, L.L.C., Natus Corporation and Natus Management, Inc.

        *10.19 Marketing and Distribution Agreement dated January 11, 1996 between LecTec Corporation, Natus Corporation and CNS, Inc. regarding an analgesic pain patch

         10.20 Credit Agreement dated May 1, 1996 between LecTec Corporation and The First National Bank of Saint Paul, a national banking association, whereby LecTec Corporation has an unsecured $1 million working capital line of credit

         10.21 Revolving Credit Note dated May 1, 1996 between LecTec Corporation and The First National Bank of Saint Paul, a national banking association

         10.22 Working Capital Loan Agreement dated September 5, 1995 between LecTec Corporation and Natus Corporation relating to a loan from LecTec to Natus Corporation

         10.23 Form of Working Capital Loan Agreement dated September 5, 1995; between Natus Corporation and various shareholders relating to loans to Natus Corporation

         21.01    Subsidiaries of the Company (Note 3)

         23.01    Consent of Grant Thornton LLP

         27.01    Financial Data Schedule


         Notes:

         * Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, the confidential portions have been deleted and filed separately with the Securities and Exchange Commission together with a confidential treatment request

         (1) Incorporated herein by reference to the Company's Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

         (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

         (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.