Form 10-Q
period 1996-09-30
LECTEC CORP /MN/
filed 1996-11-14
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

Yes __X__      No ____


The number of shares outstanding of the registrant's common stock as of November 1, 1996 was 3,835,989 shares.


                               LECTEC CORPORATION

                                Table of Contents

                                     Part I

                              Financial Information


Item 1.     Financial Statements . . . . . . . . . . . . .       I-1

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.       I-8


                                     Part II

                                Other Information


Item 1.     Legal Proceedings. . . . . . . . . . . . . . .       II-1

Item 2.     Changes in Securities. . . . . . . . . . . . .       II-1

Item 3.     Defaults Upon Senior Securities. . . . . . . .       II-1

Item 4.     Submission of Matters to a
            Vote of Security Holders . . . . . . . . . . .       II-1

Item 5.     Other Information . . . . . . . . . . . . . .        II-1

Item 6.     Exhibits and Reports on Form 8-K. . . . . . .        II-1

            Signature Page  . . . . . . . . . . . . . . .        II-2


                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     June 30,
                                                                        1996            1996
                                                                    ------------     -----------
ASSETS
                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                      $   443,931      $   800,693
     Receivables
        Trade, less allowance for doubtful accounts of $37,991
            (unaudited) and $74,208 at September 30, 1996 and
            June 30, 1996, respectively                               2,218,929        1,847,736
        Refundable income taxes                                          55,580           55,580
        Other                                                            55,841          182,247
                                                                    -----------      -----------

                                                                      2,330,350        2,085,563
     Inventories
        Raw materials                                                 1,379,241        1,144,078
        Work-in-process                                                 463,440          229,974
        Finished goods                                                  403,554          637,275
                                                                    -----------      -----------

            Total inventories                                         2,246,235        2,011,327

     Prepaid expenses and other                                         259,335          123,099

     Deferred tax asset                                                 429,000          429,000
                                                                    -----------      -----------

               Total current assets                                   5,708,851        5,449,682

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements                                        1,632,423        1,629,630
     Equipment                                                        6,424,864        6,414,132
     Furniture and fixtures                                             366,745          354,985
                                                                    -----------      -----------

                                                                      8,424,032        8,398,747
     Less accumulated depreciation                                    3,697,124        3,533,503
                                                                    -----------      -----------

                                                                      4,726,908        4,865,244
     Construction in progress                                             8,890             --
     Land                                                               247,731          247,731
                                                                    -----------      -----------

                                                                      4,983,529        5,112,975
OTHER ASSETS
     Patents and trademarks, less accumulated
        amortization of $727,999 (unaudited) and $687,871
        at September 30, 1996 and June 30, 1996, respectively           418,124          417,681
     Goodwill, less accumulated amortization of $491,670
        (unaudited) and $442,503 at September 30, 1996
        and June 30, 1996, respectively                                  98,330          147,497
     Long-term investments                                              576,114          574,806
     Investment in limited liability company                            583,326          606,167
     Other                                                                3,654           10,195
                                                                    -----------      -----------

                                                                      1,679,548        1,756,346
                                                                    -----------      -----------

                                                                    $12,371,928      $12,319,003
                                                                    ===========      ===========

See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30,     June 30,
                                                                        1996            1996
                                                                    ------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                               $    805,001     $    894,846

     Accrued expenses
        Payroll related                                                  242,763          304,527
        Other                                                             91,407           10,285
                                                                    ------------     ------------

               Total current liabilities                               1,139,171        1,209,658

DEFERRED INCOME TAXES                                                    174,000          174,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares
        authorized; issued and outstanding: 3,836,000
        shares (unaudited) at September 30, 1996 and
        3,835,800 shares at June 30, 1996                                 38,360           38,358
     Additional paid-in capital                                       10,452,884       10,368,166
     Unrealized losses on securities available-for-sale                  (42,858)         (44,166)
     Retained earnings                                                   610,371          572,987
                                                                    ------------     ------------

                                                                      11,058,757       10,935,345
                                                                    ------------     ------------

                                                                    $ 12,371,928     $ 12,319,003
                                                                    ============     ============



See accompanying notes to the consolidated financial statements.




                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended
                                                                           September 30,
                                                                  ------------------------------
                                                                     1996                1995
                                                                  ------------       -----------

                                                                  (Unaudited)        (Unaudited)
Net sales                                                          $ 2,973,483       $ 3,462,451
Cost of goods sold                                                   1,898,394         2,123,247
                                                                   -----------       -----------

               Gross profit                                          1,075,089         1,339,204

Operating expenses
            Selling, general and administrative                        553,216           941,490
            Research and development                                   500,202           511,033
                                                                   -----------       -----------

                                                                     1,053,418         1,452,523
                                                                   -----------       -----------

               Earnings (loss) from operations                          21,671          (113,319)

Other income (expense)
            Interest income                                             16,755             9,823
            Dividend income                                              9,432             9,131
            Interest expense                                            (1,230)             --
            Other                                                       15,000              --
                                                                   -----------       -----------

                                                                        39,957            18,954
                                                                   -----------       -----------

               Earnings (loss) before income taxes and equity
               in losses of unconsolidated subsidiary                   61,628           (94,365)

Income tax expense                                                       1,403             1,001
                                                                   -----------       -----------

               Earnings (loss) before equity in losses
               of unconsolidated subsidiary                             60,225           (95,366)

Equity in losses of unconsolidated subsidiary                           22,841              --
                                                                   -----------       -----------

               Net earnings (loss)                                 $    37,384       $   (95,366)
                                                                   ===========       ===========

Net earnings (loss) per common and common
            equivalent share                                       $      0.01       $     (0.03)

Weighted average number of common and
            common equivalent shares outstanding
            during the period                                        3,835,956         3,788,308

See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three months    Three months
                                                                          Ended           Ended
                                                                      September 30,   September 30,
                                                                          1996            1995
                                                                      ------------    ------------

Cash flows from operating activities:                                  (Unaudited)    (Unaudited)
     Net earnings (loss)                                              $  37,384       $ (95,366)

     Adjustments to reconcile net (loss) earnings to net cash
        used in operating activities:
            Depreciation and amortization                               252,916         264,979
            Gain on sale of equipment                                   (15,000)           --
            Equity in losses of unconsolidated subsidiary                22,841            --
            Changes in operating assets and liabilities:
                   Trade and other receivables                         (244,787)       (265,796)
                   Inventories                                         (234,908)       (271,559)
                   Prepaid expenses and other                          (129,695)       (171,874)
                   Accounts payable                                      (6,250)        253,433
                   Accrued expenses                                      19,358         (86,693)
                                                                      ---------       ---------

                       Net cash used in operating activities           (298,141)       (372,876)

Cash flows from investing activities:
     Purchase of property, plant and equipment                          (34,175)       (154,777)
     Proceeds from sale of equipment                                     15,000            --
     Investment in patents and trademarks                               (40,571)        (18,914)
                                                                      ---------       ---------

                       Net cash used in investing activities            (59,746)       (173,691)

Cash flows from financing activities:
     Issuance of common stock                                             1,125          42,458
     Proceeds from notes payable                                           --            83,595
                                                                      ---------       ---------

                       Net cash provided by financing activities          1,125         126,053
                                                                      ---------       ---------

                       Net decrease in cash and cash equivalents       (356,762)       (420,514)

Cash and cash equivalents at beginning of period                        800,693         839,942
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $ 443,931       $ 419,428
                                                                      =========       =========

See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                       Disclosures in Financial Statements


                                                            Three months    Three months
                                                                Ended          Ended
                                                            September 30,   September 30,
                                                                1996            1995
                                                            ------------    ------------

                                                            (Unaudited)      (Unaudited)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
      Interest expense                                         $ 5,924        $   --
      Income taxes                                               6,000          8,000


Supplemental Schedule Of Noncash Activities:

     Conversion of subsidiary's notes payable to equity        $83,595        $   --


See accompanying notes to the consolidated financial statements.




                       LECTEC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996

(1) General

              The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a sixty-one percent owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments (which consist only of adjustments of a normal recurring nature) necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2) Increase in Ownership Interest in Pharmadyne Subsidiary

              On September 5, 1996 the Company exercised a warrant received during fiscal 1996 to purchase 227,959 additional shares of Pharmadyne Corporation at $1 per share. This increased the Company's ownership interest in Pharmadyne Corporation from 51% to 61%.

(3) Recently Adopted Accounting Standards

              The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. The adoption of this Standard did not have a material effect on the Company's financial position.

              Additionally, the Company implemented SFAS 123 "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines and encourages the use of a fair value based method of accounting for an employee stock option or similar equity instrument. The Statement allows the use of the intrinsic value based method of accounting as prescribed by current existing accounting standards for options issued to employees. The Company adopted this Standard effective July 1, 1996, and management has elected to utilize the intrinsic value based method of accounting for stock-based compensation.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

              Sales for the first quarter of fiscal 1997 were $2,973,483 as compared with $3,462,451 for the first quarter of fiscal 1996. Sales for the first quarter decreased overall by 14.1% from the prior year. The decrease was primarily the result of the absence of Pharmadyne Corporation direct marketing related sales due to the divestiture of the direct marketing related assets in the third quarter of fiscal 1996. Conductive sales, the Company's largest product group, increased by 12.9% from the prior year while medical tape sales decreased by 27.5% and therapeutic sales decreased 61.8%. Conductive sales increased for both diagnostic and hydrogel products as a result of volume increases. The medical tape sales decrease was primarily due to volume decreases which more than offset sales to several new customers. The therapeutic sales decrease was primarily the result of the absence of direct marketing related sales.

      Gross profit for the first quarter of fiscal 1997 was $1,075,089 as compared to $1,339,204 for the first quarter of fiscal 1996. Gross profit as a percent of sales for the first quarter of fiscal 1997 was 36.2% as compared to 38.7% for the first quarter of fiscal 1996. The decrease in gross profit percent for the quarter was primarily the result of the absence of higher margin direct marketing related sales.

              Selling, general and administrative expenses were $553,216 and $941,490 during the first quarters of fiscal 1997 and fiscal 1996, respectively. Selling, general and administrative expenses for the first quarters of fiscal 1997 and 1996, as a percentage of sales, were 18.6% and 27.2%, respectively. Selling, general and administrative expenses were reduced primarily due to the absence of expenses associated with the direct marketing operations of the Pharmadyne subsidiary.

              Research and development expenses for the first quarters of fiscal 1997 and 1996 were $500,202 and $511,033, respectively. Research and development expenses for the first quarter, as a percentage of sales, were 16.8% and 14.8% for fiscal 1997 and 1996, respectively.

              Other income (expense) increased in the first quarter of fiscal 1997 to $39,957 from $18,954 in the first quarter of fiscal 1996. The increase resulted primarily from a gain incurred on the sale of equipment.

              The Company had earnings before income taxes and equity in losses of unconsolidated subsidiary of $39,957 in the first quarter of fiscal 1997 compared to a loss of $94,365 in the first quarter of fiscal 1996. The increase in earnings before income taxes for the quarter was primarily the result of the absence of the losses from the direct selling operations of the Pharmadyne subsidiary.

              Income tax expense was $1,403 and $1,001 during the first quarters of fiscal 1997 and fiscal 1996 respectively. In the first quarter of fiscal 1997 there was minimal income tax expense because of the utilization of NOL carryforwards. In the first quarter of fiscal 1996, there was no income tax benefit because of subsidiary losses that could not be utilized.

              On March 12, 1996, the Company contributed the direct marketing related assets of Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. During the first quarter of fiscal 1997, the Company's pro-rata share of Natus L.L.C.'s net loss (based on a 15% equity ownership position) totaled $22,841.

              Inflation has not had a significant impact on the Company as it has generally been able to adjust its selling prices as the costs of materials and other expenses have changed.

Liquidity and Capital Resources

              Cash and cash equivalents decreased by $356,762 to $443,931 during the first quarter of fiscal 1997. Long-term investments increased by $1,308 to $576,114 during the first quarter of fiscal 1997. Capital spending for various equipment totaled $34,175 during the first quarter. There were no material commitments for capital expenditures at September 30, 1996.

              Working capital, at the end of the first quarter of fiscal 1997, increased to $4,569,680 from $4,240,024 at the end of fiscal 1996. The Company has a current ratio at the end of the first quarter of fiscal 1997 of 5.01 as compared to 4.51 at the end of fiscal 1996.

              The Company is free of long-term debt, and has a $1,000,000 annually renewable revolving line of credit for meeting current operating requirements. There were no outstanding amounts on this short-term facility at September 30, 1996. Shareholders' equity increased by $123,412 to $11,058,757 during the first quarter of fiscal 1997.

              Management believes that internally-generated cash and the existing short-term credit line will be sufficient for supporting anticipated growth and capital spending requirements for the remainder of fiscal 1997.

              Statements about the remaining fiscal 1997 outlook are forward-looking and, therefore, involve certain risks and uncertainties, including but not limited to: buying patterns of customers, competitive forces and other factors detailed from time to time in filings with the Securities and Exchange Commission.



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




LECTEC CORPORATION






Date  November 14, 1996                       /s/  Rodney A. Young
      ------------------------              ----------------------------------
                                            Rodney A. Young, Pres. & CEO