Form 10-K/A
period 1996-06-30
LECTEC CORP /MN/
filed 1996-11-27
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

                                  AMENDMENT TO

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996.


                        Commission file number: 0-16159

                               LECTEC CORPORATION
             (Exact name of Registrant as specified in its charter)


             Minnesota                                   41-1301578
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              10701 Red Circle Drive, Minnetonka, Minnesota 55343
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (612) 933-2291


        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, ($0.01 par value)

                                (Title of Class)


                         Exhibit Index Appears on Page 7


                   FILING OF REVISED EXHIBITS 10.17 AND 10.19

         On September 30, 1996, LecTec Corporation (the "Company") filed its Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996 (the "Form 10-K"). Certain confidential portions of Exhibits 10.17 and 10.19 were omitted from such Exhibits; these portions were filed separately with the Securities and Exchange Commission (the "Commission") pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and accompanied by a confidential treatment request. In a comment letter dated November 14, 1996, the Commission requested that the Company add certain language to each place in the Exhibits in which confidential information had been omitted. In addition, the Commission made certain comments regarding the scope of the confidential treatment requested with respect to Schedule B to Exhibit 10.17 and Exhibit A to Exhibit 10.19, in response to which the Company is amending its confidential treatment request with regard to those items. The sole purpose of this Amendment 10-K/A-1 is to refile Exhibits 10.17 and 10.19 to include such language and to amend the information as to which confidential treatment has been requested in Schedule B to Exhibit 10.17 and Exhibit A to Exhibit 10.19.

         Other than such amended Exhibits 10.17 and 10.19, this Amendment 10-K/A-1 contains no financial statements, financial statement schedules, exhibits and or other papers and documents.



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

         3.       Exhibits                                                     Method of Filing
                  --------                                                     ----------------

                   3.01    Articles of Incorporation of Registrant, as amended        (1)

                   3.02    By-laws of Registrant                                      (1)

                  10.01    Service Agreement dated July 1, 1986, between LecTec       (1)
                           International, Inc., a U.S. Virgin Islands
                           corporation, and LecTec Corporation, relating to the
                           sale, lease or rental of certain property outside the
                           United States.

                  10.02    Distribution and Commission Agreement dated July 1,        (1)
                           1986, between LecTec International, Inc., a U.S.
                           Virgin Islands corporation, and LecTec Corporation,
                           relating to the sale, lease or rental of certain
                           property outside the United States.

                  10.03    1986 Incentive Stock Option Plan                           (1)

                  10.04    Agreement dated June 1, 1983, between LecTec               (1)
                           Corporation and George Ingebrand, relating to the
                           grant of stock-equivalent units.

                  10.05    Certificate of Secretary pertaining to Resolution of       (1)
                           Board of Directors of LecTec Corporation, dated
                           October 30, 1986, implementing a Profit Sharing Bonus
                           Plan.

                  10.06    Research Agreement dated December 31, 1991, between        (2)
                           LecTec Corporation and the University of Minnesota,
                           whereby LecTec Corporation received exclusive rights
                           to market and sell a non-nicotine compound to be
                           mutually developed for smoking cessation.

                  10.07    Assignment and Mutual Release Agreement dated March        (2)
                           9, 1993 between Pharmaco Behavioral Associates, Inc.,
                           Robert M. Keenan, Ph.D., M.D. and the University of
                           Minnesota, whereby the University assigned title,
                           royalty and patent rights associated with the
                           technology to alleviate symptoms of tobacco
                           withdrawal to Pharmaco Behavioral Associates, Inc.
                           and Dr. Keenan. Also included is a mutual release of
                           all parties on all past title, royalty and patent
                           rights.

                  10.08    License Agreement dated March 9, 1993 between              (2)
                           Pharmaco Behavioral Associates, Inc. and LecTec
                           Corporation, whereby the Company received an
                           exclusive, worldwide license to market, make and
                           sublicense product associated with the technology to
                           alleviate symptoms of tobacco withdrawal.

                  10.09    Consultant Contract and Invention Assignment dated         (2)
                           March 9, 1993 between Robert Keenan, Ph.D., M.D. and
                           LecTec Corporation, whereby the Company received
                           assignment of patent and invention rights associated
                           with the technology to alleviate symptoms of tobacco
                           withdrawal including provisions that the Company
                           enter into a consulting agreement with Dr. Keenan.

                  10.10    Research Agreement dated June 30, 1992, between            (2)
                           LecTec Corporation and Natus Corporation, whereby
                           Natus will fund the the development of an analgesic
                           patch for exclusive rights to sell the the product.

                  10.11    Stock Investment and Repurchase Agreement dated July       (2)
                           1, 1992, between LecTec Corporation and Natus
                           Corporation, whereby LecTec purchased Common Stock of
                           Natus Corporation.

                  10.12    Amendments dated March 18, 1993 to the original            (2)
                           Research Agreement dated June 30, 1992, between
                           LecTec Corporation and Natus Corporation.

                  10.13    Subscription Agreement dated June 17, 1993 between         (2)
                           LecTec Corporation and Natus Corporation.

                  10.14    A Promissory Note dated June 17, 1993 between LecTec       (2)
                           Corporation and Natus Corporation. Included in the
                           note is an option for LecTec to receive common stock
                           of Natus in lieu of payment.

                  10.15    Amended and Restated Stock Option Agreement between        (3)
                           LecTec Corporation  and Natus Corporation, whereby
                           LecTec has obtained the option to acquire the
                           additional shares required to equal 51% of the Common
                           Stock of Natus.

                  10.16    Contribution Agreement dated March 12, 1996 between        (4)
                           Natus Corporation and ACM Investments, L.L.C.
                           regarding the acquisition of an equity interest in
                           Natus L.L.C

                 *10.17    Distribution Agreement dated March 12, 1996 between        (4)
                           LecTec Corporation, Natus Corporation and Natus
                           L.L.C.

                  10.18    Operating Agreement dated March 12, 1996 between           (4)
                           Natus L.L.C., ACM Investments, L.L.C., Natus
                           Corporation and Natus Management, Inc.

                 *10.19    Marketing and Distribution Agreement dated January         (4)
                           11, 1996 between LecTec Corporation, Natus
                           Corporation and CNS, Inc. regarding an analgesic pain
                           patch

                  10.20    Credit Agreement dated May 1, 1996 between LecTec          (4)
                           Corporation and The First National Bank of Saint
                           Paul, a national banking association, whereby LecTec
                           Corporation has an unsecured $1 million working
                           capital line of credit

                  10.21    Revolving Credit Note dated May 1, 1996 between            (4)
                           LecTec Corporation and The First National Bank of
                           Saint Paul, a national banking association

                  10.22    Working Capital Loan Agreement dated September 5,          (4)
                           1995 between LecTec Corporation and Natus Corporation
                           relating to a loan from LecTec to Natus Corporation

                  10.23    Form of Working Capital Loan Agreement dated               (4)
                           September 5, 1995; between Natus Corporation and
                           various shareholders relating to loans to Natus
                           Corporation

                  21.01    Subsidiaries of the Company                                (3)

                  23.01    Consent of Grant Thornton LLP                              (4)

                  27.01    Financial Data Schedule                                    (4)
-----------------------

         * Filed with this report on Form 10-K/A-1, Amendment to Form 10-K, for the fiscal year ended June 30, 1996. Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, the confidential portions have been deleted and filed separately with the Securities and Exchange Commission together with a confidential treatment request.

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

         None.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A-1 Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of November, 1996.

                               LECTEC CORPORATION

                                /s/Rodney A. Young
                                ------------------
                                 Rodney A. Young
                       Chief Executive Officer, President
                                  and Chairman
                          (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Rodney A. Young                                          November 27, 1996
-------------------------------------------
Rodney A. Young
Chief Executive Officer, President
Chairman
(Principal Executive Officer)


/s/Justin W. Shireman                                       November 27, 1996
-------------------------------------------
Justin W. Shireman
Controller
(Principal Financial and Accounting Officer)


/s/Rodney A. Young                                          November 27, 1996
-------------------------------------------
Rodney A. Young
Chief Executive Officer, President,
Chairman, Director


/s/Alan C. Hymes                                            November 27, 1996
-------------------------------------------
Alan C. Hymes
Director


/s/Lee M. Berlin                                            November 27, 1996
-------------------------------------------
Lee M. Berlin
Director


/s/Paul Johnson                                             November 27, 1996
-------------------------------------------
Paul Johnson
Director


/s/Alan J. Wilensky                                         November 27, 1996
-------------------------------------------
Alan J. Wilensky
Director



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

         23.01    Consent of Grant Thornton LLP

         27.01    Financial Data Schedule


         Notes:

         * Filed with this report on Form 10-K/A-1, Amendment to Form 10-K, for the fiscal year ended June 30, 1996. Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, the confidential portions have been deleted and filed separately with the Securities and Exchange Commission together with a confidential treatment request.

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