Form 10-Q
period 1996-12-31
LECTEC CORP /MN/
filed 1997-02-14
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

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

Yes  ___X___          No  _______


The number of shares outstanding of the registrant's common stock as of February 1, 1997 was 3,835,989 shares.



                               LECTEC CORPORATION

  FORM 10-Q - QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                Table of Contents

                         Part I - Financial Information


Item 1.     Financial Statements and Notes to Financial
            Statements. . . . . . . . . . . . . . . . . . . . . . .   I-1

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . .   I-8


                           Part II - Other Information


Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . .   II-1

Item 2.     Changes in Securities . . . . . . . . . . . . . . . . .   II-1

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . .   II-1

Item 4.     Submission of Matters to a
            Vote of Security Holders. . . . . . . . . . . . . . . .   II-1

Item 5.     Other Information . . . . . . . . . . . . . . . . . . .   II-2

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . .   II-3

            Signature Page. . . . . . . . . . . . . . . . . . . . .   II-4




                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)

                                                               December 31,   June 30,
                                                                   1996         1996
                                                               -----------   -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $   590,432   $   800,693
     Receivables
        Trade, net of allowances of $34,185 (unaudited)
            and $74,208 at December 31, 1996 and
            June 30, 1996, respectively                          2,179,318     1,847,736
        Refundable income taxes                                     55,580        55,580
        Other                                                       43,277       182,247
                                                               -----------   -----------

                                                                 2,278,175     2,085,563
     Inventories
        Raw materials                                            1,457,279     1,144,078
        Work-in-process                                            532,059       229,974
        Finished goods                                             363,909       637,275
                                                               -----------   -----------

            Total inventories                                    2,353,247     2,011,327

     Prepaid expenses and other                                    171,844       123,099

     Deferred income taxes                                         429,000       429,000
                                                               -----------   -----------

               Total current assets                              5,822,698     5,449,682

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements                                   1,632,423     1,629,630
     Equipment                                                   6,480,038     6,414,132
     Furniture and fixtures                                        369,398       354,985
                                                               -----------   -----------

                                                                 8,481,859     8,398,747
     Less accumulated depreciation                               3,881,429     3,533,503
                                                               -----------   -----------

                                                                 4,600,430     4,865,244
     Construction in progress                                       18,632             -
     Land                                                          247,731       247,731
                                                               -----------   -----------

                                                                 4,866,793     5,112,975
OTHER ASSETS
     Patents and trademarks, less accumulated
        amortization of $768,136 (unaudited) and $687,871
        at December 31, 1996 and June 30, 1996, respectively       402,321       417,681
     Goodwill, less accumulated amortization of $540,837
        (unaudited) and $442,503 at December 31, 1996
        and June 30, 1996, respectively                             49,163       147,497
     Long-term investments                                         591,159       574,806
     Investment in limited liability company                       522,924       606,167
     Other                                                             258        10,195
                                                               -----------   -----------

                                                                 1,565,825     1,756,346
                                                               -----------   -----------

                                                               $12,255,316   $12,319,003
                                                               ===========   ===========


        See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)

                                                          December 31,      June 30,
                                                             1996            1996
                                                          ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $    736,127    $    894,846

     Accrued expenses
        Payroll related                                        362,315         304,527
        Other                                                  173,393          10,285
                                                          ------------    ------------

               Total current liabilities                     1,271,835       1,209,658

DEFERRED INCOME TAXES                                          174,000         174,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares
        authorized; issued and outstanding: 3,836,000
        shares (unaudited) at December 31, 1996 and
        3,835,800 shares at June 30, 1996                       38,360          38,358
     Additional paid-in capital                             10,452,887      10,368,166
     Unrealized losses on securities available-for-sale        (27,813)        (44,166)
     Retained earnings                                         346,047         572,987
                                                          ------------    ------------

                                                            10,809,481      10,935,345
                                                          ------------    ------------

                                                          $ 12,255,316    $ 12,319,003
                                                          ============    ============

        See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Unaudited)                    (Unaudited)

                                                          Three months ended             Six months ended
                                                            December 31,                   December 31,
                                                     --------------------------    --------------------------
                                                        1996           1995            1996           1995
                                                     -----------    -----------    -----------    -----------
Net sales                                            $ 3,028,118    $ 3,255,110    $ 6,001,601    $ 6,717,561
Cost of goods sold                                     1,938,591      1,957,457      3,836,985      4,080,704
                                                     -----------    -----------    -----------    -----------

            Gross profit                               1,089,527      1,297,653      2,164,616      2,636,857

Operating expenses
        Selling, general and administrative              882,157      1,468,050      1,435,373      2,409,540
        Research and development                         411,726        503,518        911,928      1,014,551
                                                     -----------    -----------    -----------    -----------

                                                       1,293,883      1,971,568      2,347,301      3,424,091
                                                     -----------    -----------    -----------    -----------

            Loss from operations                        (204,356)      (673,915)      (182,685)      (787,234)

Other income (expense)
        Interest income                                   (8,737)         5,782          8,018         15,605
        Dividend income                                   10,117         10,937         19,549         20,068
        Interest expense                                     (33)        (6,415)        (1,263)        (6,415)
        Other                                                  -              -         15,000              -
                                                     -----------    -----------    -----------    -----------

                                                           1,347         10,304         41,304         29,258
                                                     -----------    -----------    -----------    -----------

            Loss before income taxes and equity in
            losses of unconsolidated subsidiary         (203,009)      (663,611)      (141,381)      (757,976)

Income tax expense                                           913            176          2,316          1,177
                                                     -----------    -----------    -----------    -----------

            Loss before equity in losses of
            unconsolidated subsidiary                   (203,922)      (663,787)      (143,697)      (759,153)

Equity in losses of unconsolidated subsidiary             60,402              -         83,243              -
                                                     -----------    -----------    -----------    -----------

            Net loss                                 $  (264,324)   $  (663,787)   $  (226,940)   $  (759,153)
                                                     ===========    ===========    ===========    ===========


Net loss per common share                            ($     0.07)   ($     0.17)   ($     0.06)   ($     0.20)

Weighted average number of common shares
        outstanding during the period                  3,835,989      3,796,824      3,835,973      3,792,566


        See accompanying notes to the consolidated financial statements.


                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 (Unaudited)       (Unaudited)

                                                                                  Six months        Six months
                                                                                    Ended             Ended
                                                                                 December 31,      December 31,
                                                                                     1996             1995
                                                                                   ---------        ---------
Cash flows from operating activities:

     Net loss                                                                      $(226,940)       $(759,153)

     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                            526,525          540,304
            Gain on sale of equipment                                                (15,000)               -
            Equity in losses of unconsolidated subsidiary                             83,243                -
            Changes in operating assets and liabilities:
                   Trade and other receivables                                      (192,612)         189,166
                   Inventories                                                      (341,920)        (374,784)
                   Prepaid expenses and other                                        (38,808)         (76,380)
                   Accounts payable                                                  (75,124)           5,944
                   Accrued expenses                                                  220,896          283,154
                                                                                   ---------        ---------

                       Net cash used in operating activities                         (59,740)        (191,749)

Cash flows from investing activities:
     Purchase of property, plant and equipment                                      (101,744)        (222,873)
     Proceeds from sale of equipmnent                                                 15,000                -
     Investment in patents and trademarks                                            (64,905)         (67,488)
                                                                                   ---------        ---------

                       Net cash used in investing activities                        (151,649)        (290,361)

Cash flows from financing activities:
     Issuance of common stock                                                          1,128           50,206
     Proceeds from notes payable                                                           -           83,595
                                                                                   ---------        ---------

                       Net cash provided by financing activities                       1,128          133,801
                                                                                   ---------        ---------

                       Net decrease in cash and cash equivalents                    (210,261)        (348,309)

Cash and cash equivalents at beginning of period                                     800,693          839,942
                                                                                   ---------        ---------

Cash and cash equivalents at end of period                                         $ 590,432        $ 491,633
                                                                                   =========        =========


        See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         (Unaudited)   (Unaudited)

                                                                                          Six months    Six months
                                                                                             Ended         Ended
                                                                                          December 31,  December 31,
                                                                                              1996          1995
                                                                                           -----------   ---------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
      Interest expense                                                                      $  5,957     $       -
      Income taxes                                                                             6,000        20,725



Supplemental Schedule Of Noncash  Activities:

Conversion of subsidiary's notes payable to equity                                          $ 83,595     $       -



During fiscal 1996 the Company recorded the disposition of certain assets. The effect of the transaction during the six months ended December 31, 1995 was as follows:
     Reduction of accounts receivable                                                                    $   9,168
     Reduction of inventories                                                                              420,988
     Reduction of prepaid expenses and other                                                               185,765
     Reduction of property and equipment                                                                   156,160
     Reduction of accumulated depreciation                                                                 (69,215)
                                                                                                         ---------
                                                                                                         $ 702,866
                                                                                                         =========


        See accompanying notes to the consolidated financial statements.




                       LECTEC CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Quarters Ended December 31, 1996 and 1995



(1)   General

              The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a sixty-one percent owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three and six months ended December 31, 1996 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1996. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments (which consist only of adjustments of a normal recurring nature) necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   Increase in Ownership Interest in Pharmadyne Corporation

              On September 5, 1996 the Company exercised a warrant to purchase 227,959 additional shares of Pharmadyne Corporation at $1 per share by converting a portion of an outstanding note receivable with Pharmadyne. This increased the Company's ownership interest in Pharmadyne Corporation from 51% to 61%.

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



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Three and Six Months Ended December 31, 1996 and 1995

Results of Operations

              Net sales for the second quarter of fiscal 1997 were $3,028,118 as compared with $3,255,110 for the second quarter of fiscal 1996, a decrease of 7.0%. The decrease was primarily the result of the absence of Pharmadyne Corporation direct marketing related sales due to the divestiture of the direct marketing related assets in the third quarter of fiscal 1996. Conductive product sales, the Company's largest product group, decreased by 0.7% from the prior year while medical tape sales increased by 42.4% and therapeutic product sales decreased by 70.5%. Medical tape sales increased primarily due to volume increases and sales to several new customers. The therapeutic product sales decrease was primarily the result of the absence of direct marketing related sales as discussed above. Net sales for the first six months of fiscal 1997 were $6,001,601 as compared with $6,717,561 for the first six months of fiscal 1996, a decline of 10.7%. The decrease was also due primarily to the absence of Pharmadyne Corporation direct marketing related sales due to the divestiture of the direct marketing related assets in the third quarter of fiscal 1996. Conductive sales increased by 5.3% from the prior year primarily as a result of volume increases and the timing of orders from major customers. Medical tape sales decreased by 1.5% from the prior year. Therapeutic product sales decreased 66.1% from the prior year primarily as a result of the absence of Pharmadyne direct marketing related sales as discussed above.

              Gross profit for the second quarter of fiscal 1997 was $1,089,527 as compared with $1,297,653 for the second quarter of fiscal 1996. Gross profit as a percent of net sales for the second quarter of fiscal 1997 was 36.0% as compared to 39.9% for the second quarter of fiscal 1996. The decrease in gross profit percent for the quarter was primarily the result of the absence of higher margin Pharmadyne direct marketing related sales. Gross profit for the first six months of fiscal 1997 was $2,164,616 as compared with $2,636,857 for the first six months of fiscal 1996. Gross profit as a percent of net sales for the first six months of fiscal 1997 was 36.1% as compared to 39.3% for the first six months of fiscal 1996. The decrease in gross profit percent for the first six months was also primarily the result of the absence of higher margin Pharmadyne direct marketing related sales.

              Selling, general and administrative expenses were $882,157 and $1,468,050 during the second quarters of fiscal 1997 and fiscal 1996, respectively, and as a percentage of net sales, were 29.1% and 45.1%, respectively. Selling, general and administrative expenses were $1,435,373 and $2,409,540 during the first six months of fiscal 1997 and fiscal 1996, respectively, and as a percentage of net sales were 23.9% and 35.9%, respectively. The decrease in selling, general and administrative expenses for both the quarter and first six months was primarily due to the absence in fiscal 1997 of expenses associated with the direct marketing operations of the Pharmadyne subsidiary. These decreases were partially offset by an increase in administrative expenses associated with hiring a new executive staff, separation costs associated with several former executives and expanding the sales and marketing department.

              Research and development expenses for the second quarters of fiscal 1997 and 1996 were $411,726 and $503,518, respectively, and as a percentage of net sales, were 13.6% and 15.5%, respectively. Research and development expenses for the first six months of fiscal 1997 decreased to $911,928 from $1,014,551 in the first six months of fiscal 1996. Research and development expenses for the first six months, as a percentage of net sales, were 15.2% and 15.1% for fiscal 1997 and 1996, respectively. The decrease in R&D expense for both the quarter and first six months reflects reductions in research costs associated with the further development of the cotinine-based smoking cessation product.

              Other income decreased in the second quarter of fiscal 1997 to $1,347 from $10,304 in the second quarter of fiscal 1996. Other income increased in the first six months of fiscal 1997 to $41,304 from $29,258 in the first six months of fiscal 1996. The decline in the second quarter resulted primarily from a reduction of interest income. The increase in the first six months resulted primarily from a gain on the sale of equipment recorded in the first quarter of fiscal 1997.

              The Company had a loss before income taxes and equity in losses of an unconsolidated subsidiary of $203,009 for the second quarter of fiscal 1997 compared to a loss of $663,611 for the second quarter of fiscal 1996. The Company had a loss before income taxes and equity in losses of an unconsolidated subsidiary of $141,381 for the first six months of fiscal 1997 compared to a loss of $757,976 for the first six months of fiscal 1996. The decrease in the loss for both the three and six month periods compared to the prior year was primarily the result of the absence in fiscal 1997 of the losses from the direct marketing operations of the Pharmadyne subsidiary.

              The Company did not record a tax benefit in connection with losses generated for the three and six month periods ended December 31, 1996 and 1995 due to the uncertainty of the future realization of such tax benefits.

              On March 12, 1996, the Company contributed the direct marketing related assets of Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. During the second quarter and first six months of fiscal 1997, the Company's pro-rata share of Natus L.L.C.'s net loss (based on a 15% equity ownership position) totaled $60,402 and $83,243, respectively.

              Inflation has not had a significant impact on the Company as it has generally been able to adjust its selling prices as the costs of materials and other expenses have changed.

Liquidity and Capital Resources

              Cash and cash equivalents decreased by $210,261 to $590,432 during the first six months of fiscal 1997. Long-term investments increased by $16,353 to $591,159 during the first six months of fiscal 1997 due to investment value appreciation. Capital spending for various equipment totaled $101,744 during the first six months of fiscal 1997. There were no material commitments for capital expenditures at December 31, 1996.

              Working capital, at the end of the first six months of fiscal 1997, increased to $4,550,863 from $4,240,024 at the end of fiscal 1996. The Company has a current ratio at the end of the first six months of fiscal 1997 of
4.58 as compared to 4.51 at the end of fiscal 1996.

              The Company has no outstanding short or long-term debt at December 31, 1996, and is currently negotiating a short-term revolving line of credit in the event it is needed to meet current operating requirements. Shareholders' equity decreased by $125,864 to $10,809,481 during the first six months of fiscal 1997.

              Management believes that internally-generated cash, existing cash and investment assets and the anticipated short-term credit line will be sufficient for supporting anticipated growth and capital spending requirements for the remainder of fiscal 1997.

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

         None.

Item 2.  Changes in Securities

         There have been no changes in the rights of security holders.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Regular Annual Meeting of Shareholders of the Company was held on November 18, 1996. The following matters were voted on by Shareholders:

         1. The election of five directors to serve on the Board of Directors for a term of one year and until their successor is duly elected and qualified.

         2. The ratification of the appointment of Grant Thornton, LLP as the Company's independent auditor for the Company's current fiscal year.

         3. The approval of an amendment to increase the shares reserved for the 1989 Stock Option Plan from 500,000 shares to 800,000 shares.

         4. The approval of an amendment to the 1989 Stock Option Plan to allow for gifting of fully vested and exercisable options.

         5. The approval of an amendment to the 1991 Directors' Stock Option Plan to allow for gifting of fully vested and exercisable options.

         The results of the voting on these matters were as follows:

         1.       Board of Directors:

                                         For       Against/Abstain      Total
                                         ---       ---------------      -----

                  Lee M. Berlin       3,256,935        237,548        3,494,483
                  Alan C. Hymes       3,252,212        242,271        3,494,483
                  Paul O. Johnson     2,958,643        535,840        3,494,483
                  Alan J. Wilensky    3,185,679        308,804        3,494,483
                  Rodney A. Young     3,428,122         66,361        3,494,483

                  Write in votes:
                  Thomas E. Brunelle     3,003

         2. Appointment of Grant Thornton, LLP as independent auditor for the Company:

                     For          Against        Abstain          Total
                     ---          -------        -------          -----

                  3,414,009        42,590        37,884         3,494,483

         3.       Increase shares reserved for the 1989 Stock Option Plan:

                     For          Against        Abstain          Total
                     ---          -------        -------          -----

                  3,267,067       177,743        49,673         3,494,483

         4. Allow for gifting of fully vested and exercisable options - 1989 Stock Option Plan:

                     For          Against        Abstain          Total
                     ---          -------        -------          -----

                  2,934,032       484,885        75,566         3,494,483

         5. Allow for gifting of fully vested and exercisable options - 1991 Directors' Stock Option Plan:

                     For          Against        Abstain          Total
                     ---          -------        -------          -----

                  2,929,940       493,067        71,476         3,494,483

Item 5.  Other Information

         The registrant is not aware of any other information of material importance to be included in this report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION




Date   February 14, 1997                 /s/ Rodney A. Young
       -------------------                   ----------------------------------
                                             Rodney A. Young, CEO & Pres.