Form 10-Q
period 1997-03-31
LECTEC CORP /MN/
filed 1997-05-15
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

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

Yes _X_  No ___

The number of shares outstanding of the registrant's common stock as of May 13, 1997 was 3,835,989 shares.


                               LECTEC CORPORATION

   FORM 10-Q - QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


     Item 1.     Financial Statements and Notes to Financial Statements..   I-1

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   I-8


                           PART II - OTHER INFORMATION


     Item 1.     Legal Proceedings.......................................   II-1

     Item 2.     Changes in Securities...................................   II-1

     Item 3.     Defaults Upon Senior Securities.........................   II-1

     Item 4.     Submission of Matters to a Vote of Security Holders.....   II-1

     Item 5.     Other Information.......................................   II-1

     Item 6.     Exhibits and Reports on Form 8-K........................   II-1

                 Signature Page..........................................   II-2



                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)

                                                                                             March 31,             June 30,
                                                                                               1997                 1996
                                                                                           ------------         ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                             $    520,497         $    800,693
     Receivables
         Trade, net of allowances of $44,185 (unaudited) and $74,208
            at March 31, 1997 and June 30, 1996, respectively                                 2,282,950            1,847,736
         Refundable income taxes                                                                143,580               55,580
         Other                                                                                   28,351              182,247
                                                                                           ------------         ------------

                                                                                              2,454,881            2,085,563
     Inventories
         Raw materials                                                                        1,397,870            1,144,078
         Work-in-process                                                                        473,519              229,974
         Finished goods                                                                         571,574              637,275
                                                                                           ------------         ------------

            Total inventories                                                                 2,442,963            2,011,327

     Prepaid expenses and other                                                                 140,113              123,099

     Deferred income taxes                                                                      341,000              429,000
                                                                                           ------------         ------------

                Total current assets                                                          5,899,454            5,449,682

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements                                                                1,642,245            1,629,630
     Equipment                                                                                6,535,829            6,414,132
     Furniture and fixtures                                                                     369,398              354,985
                                                                                           ------------         ------------

                                                                                              8,547,472            8,398,747
     Less accumulated depreciation                                                            4,063,072            3,533,503
                                                                                           ------------         ------------

                                                                                              4,484,400            4,865,244
     Land                                                                                       247,731              247,731
                                                                                           ------------         ------------

                                                                                              4,732,131            5,112,975
OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $807,896
         (unaudited) and $687,871 at March 31, 1997 and June 30, 1996, respectively             380,675              417,681
     Goodwill, less accumulated amortization of $590,000 (unaudited) and
         $442,503 at March 31, 1997 and June 30, 1996, respectively                                 -                147,497
     Long-term investments                                                                      597,700              574,806
     Investment in limited liability company                                                        -                606,167
     Other                                                                                          -                 10,195
                                                                                           ------------         ------------

                                                                                                978,375            1,756,346
                                                                                           ------------         ------------

                                                                                           $ 11,609,960         $ 12,319,003
                                                                                           ============         ============

See accompanying notes to the consolidated financial statements.



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                      $    803,019         $    894,846

     Accrued expenses
         Payroll related                                                                        230,987              304,527
         Restructuring charge                                                                   985,365                  -
         Other                                                                                   69,764               10,285
                                                                                           ------------         ------------

                Total current liabilities                                                     2,089,135            1,209,658

DEFERRED INCOME TAXES                                                                           174,000              174,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized; issued and outstanding 3,835,989 shares (unaudited) at March 31, 1997 and
         3,835,864 shares at June 30, 1996                                                       38,360               38,358
     Additional paid-in capital                                                              10,452,887           10,368,166
     Unrealized losses on securities available-for-sale                                         (21,272)             (44,166)
     Retained earnings  (deficit)                                                            (1,123,150)             572,987
                                                                                           ------------         ------------

                                                                                              9,346,825           10,935,345
                                                                                           ------------         ------------

                                                                                           $ 11,609,960         $ 12,319,003
                                                                                           ============         ============
        See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       (Unaudited)                           (Unaudited)

                                                                    Three months ended                    Nine months ended
                                                                          March 31,                           March 31,
                                                               ------------------------------      ------------------------------
                                                                   1997              1996               1997             1996
                                                               ------------      ------------      ------------      ------------

Net sales                                                      $  3,034,079      $  3,812,332      $  9,035,680      $ 10,529,893
Cost of goods sold                                                1,996,535         2,339,427         5,833,520         6,420,131
                                                               ------------      ------------      ------------      ------------

         Gross profit                                             1,037,544         1,472,905         3,202,160         4,109,762

Operating expenses
     Selling, general and administrative                            658,690           803,230         2,094,063         3,212,770
     Research and development                                       316,524           531,675         1,228,452         1,546,226
     Restructuring charge                                         1,500,000               -           1,500,000               -
                                                               ------------      ------------      ------------      ------------

                                                                  2,475,214         1,334,905         4,822,515         4,758,996
                                                               ------------      ------------      ------------      ------------

         Earnings (loss) from operations                         (1,437,670)          138,000        (1,620,355)         (649,234)

Other income (expense)
     Interest income                                                  4,100             1,566            12,118            17,171
     Dividend income                                                  8,930             8,830            28,479            28,898
     Interest expense                                                   (40)           (3,916)           (1,303)          (10,331)
     Other                                                              -                 -              15,000               -
                                                               ------------      ------------      ------------      ------------

                                                                     12,990             6,480            54,294            35,738
                                                               ------------      ------------      ------------      ------------

         Earnings (loss) before income taxes and equity in
            losses of unconsolidated subsidiary                  (1,424,680)          144,480        (1,566,061)         (613,496)

Income tax expense                                                    1,693             1,981             4,009             3,158
                                                               ------------      ------------      ------------      ------------

         Earnings (loss) before equity in losses of
            unconsolidated subsidiary                            (1,426,373)          142,499        (1,570,070)         (616,654)

Equity in losses of unconsolidated subsidiary                        42,824               -             126,067               -
                                                               ------------      ------------      ------------      ------------

         Net earnings (loss)                                   $ (1,469,197)     $    142,499      $ (1,696,137)     $   (616,654)
                                                               ============      ============      ============      ============


Net earnings (loss) per common share                           ($      0.38)     $       0.04      ($      0.44)     ($      0.16)

Weighted average number of common and common
         equivalent shares outstanding during the period          3,835,989         3,872,428         3,835,978         3,870,896

        See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)          (Unaudited)

                                                                                        Nine Months          Nine Months
                                                                                           Ended                Ended
                                                                                          March 31,           March 31,
                                                                                            1997                1996
                                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                           $(1,696,137)        $  (616,654)

     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                   797,091             818,061
            Deferred income taxes                                                            88,000                 -
            Gain on sale of equipment                                                       (15,000)                -
            Equity in losses of unconsolidated subsidiary                                   126,067                 -
            Restructuring charge                                                          1,500,000                 -
            Changes in operating assets and liabilities:
                   Trade and other receivables                                             (369,318)           (517,771)
                   Inventories                                                             (431,636)           (367,629)
                   Prepaid expenses and other                                                (6,819)            (24,079)
                   Accounts payable                                                          (8,232)            304,266
                   Accrued expenses                                                         (48,596)             (5,654)
                                                                                        -----------         -----------

                       Net cash used in operating activities                                (64,580)           (409,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                             (148,725)           (288,891)
     Proceeds from sale of equipment                                                         15,000                 -
     Investment in patents and trademarks                                                   (83,019)            (98,003)
                                                                                        -----------         -----------

                       Net cash used in investing activities                               (216,744)           (386,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                                 1,128             102,669
     Proceeds from notes payable                                                                -                83,595
                                                                                        -----------         -----------

                       Net cash provided by financing activities                              1,128             186,264
                                                                                        -----------         -----------

                       Net decrease in cash and cash equivalents                           (280,196)           (610,090)

Cash and cash equivalents at beginning of period                                            800,693             839,942
                                                                                        -----------         -----------

Cash and cash equivalents at end of period                                              $   520,497         $   229,852
                                                                                        ===========         ===========

See accompanying notes to the consolidated financial statements.



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                                  $     5,996         $     4,987
      Income taxes                                                                            6,000              27,732



SUPPLEMENTAL SCHEDULE OF NONCASH  ACTIVITIES:


Conversion of subsidiary's notes payable to equity                                      $    83,595         $       -


During fiscal 1997 the Company recorded the write-off of the carrying value of the Company's 15% interest in Natus, L.L.C. of $480,100 and reduced the accrual for the restructuring charge



During fiscal 1996 the Company recorded the disposition of certain assets. The effect of the transaction during the nine months ended March 31, 1996 was as follows:
     Reduction of accounts receivable                                                                       $    32,791
     Reduction of inventories                                                                                   382,502
     Reduction of prepaid expenses and other                                                                    135,708
     Reduction of property and equipment                                                                        154,115
     Reduction of accumulated depreciation                                                                      (74,176)
                                                                                                            ===========
                                                                                                            $   630,940
                                                                                                            ===========

        See accompanying notes to the consolidated financial statements.



                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 1997 AND 1996

(1) GENERAL

         The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a sixty-one percent owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three and nine months ended March 31, 1997 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1996. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2) PHARMADYNE CORPORATION

         On September 5, 1996 the Company exercised a warrant to purchase 227,959 additional shares of Pharmadyne Corporation at $1 per share by converting a portion of an outstanding note receivable with Pharmadyne. This increased the Company's ownership interest in Pharmadyne Corporation from 51% to 61%.
         On March 31, 1997 the Company announced that its Board of Directors had adopted a restructuring plan designed to result in the elimination of the Company's Pharmadyne Corporation subsidiary. A nonrecurring restructuring charge of $1,500,000 was recorded in the third quarter of fiscal 1997 related to this plan. The restructuring charge includes approximately $780,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 representing a write-off of the Company's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $240,000 for completion of restructuring activities, consisting primarily of fees for professional services. The Company expects to complete execution of the restructuring plan within fiscal 1998.

(3) RECENTLY ADOPTED ACCOUNTING STANDARDS

         The Company implemented Statement of Financial Accounting Standards
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective July 1, 1996. SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. The adoption of this Standard did not have a material effect on the Company's financial position.

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

(4) NEW ACCOUNTING STANDARD

         The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

               THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996


RESULTS OF OPERATIONS

         Net sales for the third quarter of fiscal 1997 were $3,034,079 as compared with $3,812,332 for the third quarter of fiscal 1996, a decrease of 20.4%. The decrease was primarily the result of the absence of Pharmadyne Corporation direct marketing related sales due to the divestiture of the direct marketing related assets in the third quarter of fiscal 1996, decreased sales to a significant conductive customer as a result of the customer's acceleration of orders into the previous quarter, and a decrease in medical tape sales due to the absence of an order from an intermittent international customer which strengthened tape volumes in the third quarter of fiscal 1996. Conductive product sales, the Company's largest product group, decreased by 19.5% from the prior year while medical tape sales decreased by 15.1% and therapeutic product sales decreased by 31.8%. Conductive product sales and medical tape sales individually decreased primarily for the reasons discussed above. The therapeutic product sales decrease was primarily the result of the absence of direct marketing related sales as discussed above. Net sales for the first nine months of fiscal 1997 were $9,035,680 as compared with $10,529,893 for the first nine months of fiscal 1996, a decline of 14.2%. Therapeutic product sales decreased $1,110,358, or 55.0%, from the prior year primarily as a result of the absence of Pharmadyne Corporation direct marketing related sales as discussed above which was partially offset by increased pain patch sales. In April 1997, the Company hired an experienced healthcare executive as the new Vice President of Marketing and New Business Development, and established a new telesales organization. Management believes this will enable the Company to increase sales to current customers and add new customers.

         Gross profit for the third quarter of fiscal 1997 was $1,037,544 as compared with $1,472,905 for the third quarter of fiscal 1996. Gross profit as a percent of net sales for the third quarter of fiscal 1997 was 34.2% as compared to 38.6% for the third quarter of fiscal 1996. Gross profit for the first nine months of fiscal 1997 was $3,202,160 as compared with $4,109,762 for the first nine months of fiscal 1996. Gross profit as a percent of net sales for the first nine months of fiscal 1997 was 35.4% as compared to 39.0% for the first nine months of fiscal 1996. The decrease in gross profit percent for both the quarter and first nine months resulted primarily from the absence of higher margin direct marketing related sales and increased inventory obsolescence costs which were partially offset by decreased material and labor costs for conductive products.

         Selling, general and administrative expenses were $658,690 and $803,230 during the third quarters of fiscal 1997 and fiscal 1996, respectively, and as a percentage of net sales, were 21.7% and 21.1%, respectively. Selling, general and administrative expenses were $2,094,063 and $3,212,770 during the first nine months of fiscal 1997 and fiscal 1996, respectively, and as a percentage of net sales were 23.2% and 30.5%, respectively. The decrease in selling, general and administrative expenses for both the quarter and first nine months was primarily due to the absence in fiscal 1997 of expenses associated with the direct marketing operations of the Pharmadyne Corporation subsidiary. These decreases were partially offset by an increase in administrative expenses associated with hiring a new executive staff, and separation costs associated with former executives.

         Research and development expenses for the third quarters of fiscal 1997 and 1996 were $316,524 and $531,675, respectively, and as a percentage of net sales, were 10.4% and 13.9% respectively. Research and development expenses for the first nine months of fiscal 1997 decreased to $1,228,452 from $1,546,226 in the first nine months of fiscal 1996. Research and development expenses for the first nine months, as a percentage of net sales, were 13.6% and 14.7% for fiscal 1997 and 1996, respectively. The decrease in R&D expense for both the quarter and first nine months primarily reflects reductions in research costs associated with the further internal development of the cotinine-based smoking cessation product.

         A nonrecurring restructuring charge of $1,500,000 or $.39 per share was recorded in the third quarter of fiscal 1997 related to the Company's plan for eliminating its Pharmadyne Corporation subsidiary. The restructuring charge includes approximately $780,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 representing a write-off of the Company's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $240,000 for completion of restructuring activities, consisting primarily of fees for professional services. The Company expects to complete execution of the restructuring plan within fiscal 1998.

         Other income (net) increased in the third quarter of fiscal 1997 to $12,990 from $6,480 in the third quarter of fiscal 1996. Other income (net) increased in the first nine months of fiscal 1997 to $54,294 from $35,738 in the first nine months of fiscal 1996. Third quarter other income was lower in fiscal 1996 due to interest expense in fiscal 1996 associated with short-term borrowings on a line of credit. The increase in other income in the first nine months resulted primarily from a gain on the sale of equipment recorded in the first quarter of fiscal 1997.

         The Company had a loss before income taxes and equity in losses of an unconsolidated subsidiary of $1,424,680 for the third quarter of fiscal 1997 compared to earnings of $144,480 for the third quarter of fiscal 1996. The Company had a loss before income taxes and equity in losses of an unconsolidated subsidiary of $1,566,061 for the first nine months of fiscal 1997 compared to a loss of $613,496 for the first nine months of fiscal 1996. The loss for the three and nine month periods ended March 31, 1997 was primarily the result of the $1,500,000 restructuring charge recorded in the third quarter. Excluding the impact of the restructuring charge, the Company would have earned $75,320 before income taxes and equity in losses of an unconsolidated subsidiary for the third quarter of fiscal 1997 compared to earnings of $144,480 for the third quarter of fiscal 1996. For the nine month period ended March 31, 1997, the Company would have had a loss, excluding the restructuring charge, of $66,061 before income taxes and equity in losses of an unconsolidated subsidiary compared to a loss of $613,496 for the nine month period in fiscal 1996. The largest components of the net loss for fiscal 1996 were the losses associated with the direct marketing related operations of the Pharmadyne Corporation subsidiary and increased R & D expenditures.

         The Company did not record a tax benefit in connection with losses generated for the three and nine month periods ended March 31, 1997 and 1996 due to the uncertainty of the future realization of such tax benefits.

         On March 12, 1996, the Company contributed the direct marketing related assets of Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. During the third quarter and first nine months of fiscal 1997, the Company's pro-rata share of Natus L.L.C.'s net loss (based on a 15% equity position) totaled $42,824 and $126,067, respectively.

              Inflation has not had a significant impact on the Company as it has generally been able to adjust its selling prices as the costs of materials and other expenses have changed.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $280,196 to $520,497 during the first nine months of fiscal 1997. Long-term investments increased by $22,894 to $597,700 during the first nine months of fiscal 1997 due to investment value appreciation. Capital spending for various equipment totaled $148,725 during the first nine months of fiscal 1997. There were no material commitments for capital expenditures at March 31, 1997.

         Working capital, at the end of the first nine months of fiscal 1997, decreased to $3,810,319 from $4,240,024 at the end of fiscal 1996. The Company had a current ratio at the end of the first nine months of fiscal 1997 of 2.82 as compared to 4.51 at the end of fiscal 1996. The decrease in the current ratio was due primarily to the $985,365 accrued restructuring charge which was partially offset by increased trade accounts receivable and inventories. The current ratio would have been 5.34 at March 31, 1997 without the accrued restructuring charge.

         The Company has no outstanding short or long-term debt at March 31, 1997, and is currently negotiating a short-term revolving line of credit in the event it is needed to meet current operating requirements. Shareholders' equity decreased by $1,588,520 to $9,346,825 during the first nine months of fiscal 1997 primarily due to the $1,500,000 nonrecurring restructuring charge recorded during the third quarter of fiscal 1997.

         Management believes that internally-generated cash, and existing cash and investment assets will be sufficient for supporting anticipated growth and capital spending requirements for the remainder of fiscal 1997.

         Statements about the outlook for the remainder of fiscal 1997 are forward-looking and, therefore, involve certain risks and uncertainties, including but not limited to: buying patterns of customers, competitive forces and other factors detailed from time to time in filings with the Securities and Exchange Commission.


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

              None.

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



LECTEC CORPORATION



Date    May 14, 1997                        /s/ Rodney A. Young
    --------------------    ----------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President



Date    May 14, 1997                       /s/ Deborah L. Moore
    --------------------    ----------------------------------------------------
                                 Deborah L. Moore, Chief Financial Officer