Form 10-K
period 1997-06-30
LECTEC CORP /MN/
filed 1997-09-26
CIK 805928

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ____________________.

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 19, 1997 was $17,558,896 based upon the last reported sale price of the Common Stock at that date by the Nasdaq Stock Market.

         The number of shares outstanding of the Registrant's Common Stock as of September 19, 1997 was 3,842,818 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held November 20, 1997 (1997 Proxy Statement).

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         LecTec Corporation (the "Company") designs, manufactures and markets resting diagnostic (ECG or "electrocardiograph") electrodes, conductive and non-conductive adhesive hydrogels, medical tapes and patches for the topical application of drugs or other therapeutic compounds. The Company markets its products to medical products distributors, physician clinics, hospital purchasing groups, hospitals, consumers through retail distribution channels, original equipment manufacturers (OEMs) and direct selling groups. All of the products manufactured by the Company are designed to be highly compatible with skin, the largest organ of the human body.

         The Company developed one of the first solid gel disposable ECG electrodes, which did not require the use of aqueous conductive gels in order to maintain contact with the skin. The Company has since continued to develop, manufacture and market electrodes as well as hydrogels, medical tapes, topical drug delivery systems, patches and therapeutic products. A hydrogel is a polymer network having an affinity for water and similar materials which is ideal for electrical conductivity and skin compatibility. The Company holds domestic and foreign patents on several products.

         The Company, through its research and development efforts, is investigating new systems and products for topical drug delivery, new conductive adhesive hydrogel polymers, medical tapes and wound care treatments, as well as a smoking cessation pill. In addition, existing technologies are being refined for product line extensions and for new markets.

         The Company was organized in 1977 as a Minnesota corporation. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (612) 933-2291.

PRODUCTS

         The Company applies its patented conductive, skin compatible, adhesive hydrogels technology to cardiac diagnostic electrodes. The Company's patented natural and synthetic-based polymers are self-adherent and are capable of being made electrically conductive. Using natural-based polymers, the Company developed one of the first solid gel disposable resting diagnostic ECG electrodes. All of the Company's electrodes are electrically and chemically stable.

         All of the Company's skin interface technologies are chemically compatible with human skin, thereby reducing or eliminating skin irritation, reducing damage to the skin as well as the risk of infection. The electrical and adhesive properties and the dimensions of the Company's products are highly consistent and reproducible from product to product because the conductive polymer is in a solid form, different from some of the conductive gels used in competitive products. An integral part of the Company's proprietary technology is the use of environmentally responsible substances and processes in the manufacturing of its products.

CONDUCTIVE PRODUCTS

         The Company's conductive products include diagnostic electrodes and electrically conductive and non-conductive adhesive hydrogels.


         The solid gel design of the Company's electrodes provides more consistent electrical performance and eliminates clean-up time. Currently the Company has three different types of diagnostic electrodes: T-1000 Plus, a disposable electrode made of natural polymer solid gel with gentle adhesion; MP-3000, a synthetic solid gel electrode with aggressive adhesion which meets all AAMI (American Association For Medical Instrumentation) standards including defibrillation recovery; and AG4000, a synthetic solid gel, silver substrate electrode which also meets all AAMI standards including defibrillation recovery.

         The Company manufactures synthetic and natural-based hydrogels. The Company pioneered hydrogel technology and developed alternatives to competitors' hydrogels that are resistant to dehydration, evaporation problems and changes in their electrical and physical properties. The Company also manufactures high quality adhesives used for attaching devices to the body. The hydrogels can be modified to deliver specific medications to the skin for topical use or through the skin for localized and systemic application. The hydrogels also can be manufactured to have various levels of conductivity, with or without self-adhesive properties, for diagnostic electrodes, electrosurgical grounding pads, external pacing and defibrillation electrodes, TENS (Transcutaneous Electronic Nerve Stimulation) products and iontophoretic return electrodes. Sales of conductive products accounted for approximately 63%, 61% and 52% of the Company's total sales for the fiscal years 1997, 1996 and 1995.

MEDICAL TAPE PRODUCTS

         The Company manufactures and markets hypo-allergenic medical tape products in various individual slit roll widths and in large jumbo rolls for the world market. The Company's medical tape business includes the U.S. healthcare market (hospitals and alternate care segments), the U.S. consumer market and the international healthcare market. Medical tape products manufactured and marketed by the Company are configured in both finished rolls and semi-finished master rolls. The Company's medical tape product line is comprised of the standard paper, plastic and cloth products widely used in the healthcare industry.

         The Company offers branded, private label and converter alliance (selling of semi-finished goods to a manufacturer who then converts the goods into a finished product) programs. The Company recently finalized a new LecTec brand strategy which it believes will allow access to several new markets that are not currently being served by the Company through private label distribution channels.

         Sales of medical tapes accounted for approximately 25%, 24% and 26% of the Company's total sales for the fiscal years 1997, 1996 and 1995.

THERAPEUTIC PRODUCTS

         The Company manufactures and markets topical drug delivery patches. The hydrogel-based patch products use a monolithic (single structure adhesive) system that delivers drugs and other therapeutic compounds onto and into the skin. Products currently manufactured using the adhesive-based patch technology are analgesic patches for localized pain relief, wart removers, and a corn and callus remover. These products are marketed as OTC (over-the-counter) products. Analgesic patches are marketed under the LecTec brand TheraPatch(TM) and through several other marketing partners. Sales of therapeutic products accounted for approximately 12%, 15% and 22% of the Company's total sales for the fiscal years 1997, 1996 and 1995 (see further discussion of therapeutic product sales under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K).

CUSTOMERS

         Burdick Corporation accounted for 19%, 17% and 15% of the Company's total sales for the fiscal years 1997, 1996 and 1995. The Company sold its products to approximately 140 active customers in 1997 and 150 active customers during 1996 and 1995. The Company's backlog orders (purchase orders received from customers for future shipment) as of August 12, 1997 totaled $1,663,000 (all of which the Company expects to fill in fiscal 1998), compared with approximately $1,319,000 on August 12, 1996.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

         Design development planning, clinical testing, manufacturing, packaging, labeling and distribution of the Company's products are subject to federal (FDA - Food and Drug Administration), state, local and foreign regulation. The Company's electrodes under current FDA policy are marketed pursuant to Section 510(k) notification, which is a means of obtaining FDA clearance to market a medical device. The Company's topical drug products are marketed under the OTC monographs (submission requirements). Any new drug and transdermal new drug development is marketed after approval of a New Drug Application (NDA) containing full reports of detailed laboratory and clinical investigations on laboratory animals and human patients.

         The Company does not use solvents in the manufacturing of its products and thus maintains environmental responsibility. The Company does not anticipate any major expenditures for environmental controls during the next fiscal year.

COMPETITION

         The markets for electrodes, hydrogels, medical tapes, topical drug delivery patches and therapeutic products are highly competitive. Firms in the medical supply industry compete on the basis of product performance, pricing, distribution and service. Many of the Company's major competitors have significantly greater financial, marketing and technological resources than the Company. However, the Company believes that it competes on the basis of proprietary technology and its ability to manufacture and market its products to multiple healthcare market segments.

         Over the past several years there has been a number of mergers within the electrode and hydrogel industries, resulting in fewer but larger competitors. The Company has also noted a consolidation of customers and reduction in the number of manufacturers of medical tapes.

         The Company's OTC analgesic patch competes with ointments, lotions and creams manufactured by various competitors. Schering Plough (Dr. Scholl's), the major competitor of two of the Company's therapeutic products, an OTC corn and callous remover and an OTC wart remover, holds in excess of 85% U.S. market share for both products.

         The Company believes its proprietary technology, customer focus and flexible manufacturing capabilities position it competitively in the U.S. and international markets.

PATENTS AND TRADEMARKS

         The Company has U.S. and foreign patents on adhesive membranes, electrodes, transdermal and topical delivery systems and tape structures. Twenty-two U.S. patents and fourteen international patents are currently assigned or licensed to the Company. Three U.S. patents were issued to the Company during fiscal 1997. The first two patents cover cotinine's use in aiding smoking cessation. The third patent covers a synthesis or method of producing cotinine. Thirteen U.S. and foreign applications are pending and the Company has an exclusive license to seven other pending applications. The patents most pertinent to the Company's major products have been issued and have a remaining duration in excess of seven years.

         Two registrations of trademarks were received in fiscal 1997. Five other trademark registrations are pending, three of which were filed in fiscal 1997.

         The Company expects that its products will be subject to continuous modifications due to improvements in materials and rapid technological advances in the market for medical products. Therefore, the Company's continued success does not depend solely upon ownership of patents, but upon technical expertise, creative skills and the ability to forge these talents into the timely release of new products into the marketplace.

         The Company uses both patents and trade secrets to protect its proprietary property and information. In addition, the Company monitors competitive products and patent publications to be aware of potential infringement of its rights.

RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new and approved products and new technologies.

         The Company may develop products jointly with corporations and/or with inventors from outside the Company via research and development contracts or other forms of working alliances. Resulting products may then be marketed by the Company, by sponsoring partners or through a marketing arrangement with an appropriate distributor. Research and development contract opportunities are evaluated on an individual basis.

         Research and development resources are being used to fund development of new analgesic patch products, conductive products, medical tapes, specialty wound management products and a cotinine based smoking cessation product.

         In November 1996, the Company was informed that the FDA had accepted its IND (Investigational New Drug) submission for cotinine. The Company believes that cotinine is a promising non-nicotine drug for use in treating tobacco withdrawal symptoms. Because of the additional cost associated with the remaining clinical work on cotinine, the Company is actively seeking outside partners to help fund and move this non-nicotine program to completion.

         In fiscal years 1997, 1996 and 1995, the Company spent approximately $1,515,000, $1,975,000 and $1,877,000 on research and development.

MARKETING AND MARKETING STRATEGY

         The Company markets and sells its products to medical products distributors, physician clinic, hospital purchasing organizations, hospitals, consumers through retail partners, original equipment manufacturers (OEMs) and direct selling groups.

         The Company recently implemented a proactive marketing and sales strategy to expand its existing customer business relationships and to develop a base of new customers. The Company also recently formalized a balanced distribution strategy, consisting of traditional private label distribution and a new LecTec brand strategy. This balanced approach is designed to increase penetration of current markets, while allowing the Company to move into several highly promising new healthcare markets for its electrode, medical tape and analgesic patch products.

         The Company has not experienced any significant seasonality in sales of its products.

         The Company sells its products in the U.S., Canada, Europe, Asia, and portions of Latin America. Export sales accounted for 19% of total sales during each of the years ended June 30, 1997 and 1996, and 18% of total sales during the year ended June 30, 1995.

         The Company's international sales are made by the Company's corporate sales force. The Company does not maintain a separate international marketing staff or operations. The following table sets forth export sales by geographic area:

                                                  Years ended June 30
                                      ------------------------------------------
                                         1997            1996            1995
                                      ----------      ----------      ----------
Canada                                $  117,966      $   80,746      $  113,597
Europe                                 1,456,141       1,652,941       1,171,910
Asia                                     229,506         466,777       1,122,179
Latin America                            484,319         225,440         195,663
                                      ----------      ----------      ----------

Total Export Sales                    $2,287,932      $2,425,904      $2,603,349
                                      ==========      ==========      ==========


MANUFACTURING

         The Company manufactures its conductive and therapeutic membranes at the Company's Minnetonka, Minnesota facility. The Minnetonka facility also manufactures and packages the Company's therapeutic products and conducts raw material processing operations. The Company's second manufacturing facility in Edina, Minnesota is the primary site for the manufacturing and packaging of medical tape and diagnostic electrodes. The Edina location also provides the majority of the Company's warehouse capacity.

         The Company believes that the raw materials used in manufacturing its products are generally available from multiple suppliers.

EMPLOYEES

         As of June 30, 1997, the Company employed 72 full-time employees. None of the Company's employees are represented by any labor unions or other collective bargaining units. The Company believes relations with its employees are good.

PHARMADYNE CORPORATION AND RESTRUCTURING CHARGE

         During 1993, the Company invested $175,000 in Pharmadyne Corporation, which represented a 19.5% ownership interest in Pharmadyne. The investment was recorded at cost. During 1994, the Company purchased additional shares of Pharmadyne common stock for $183,000 and increased the Company's ownership to 51%. The acquisition was accounted for as a purchase and the acquired goodwill of approximately $590,000 was fully amortized on a straight-line basis over three years.

         During 1996 the Company made advances to Pharmadyne and received a warrant to purchase 227,959 additional shares of Pharmadyne at $1 per share. On September 5, 1996 the Company exercised the warrant and increased its ownership interest in Pharmadyne to 61%.

         During 1997, the Company adopted a plan for eliminating the Pharmadyne subsidiary and recorded a nonrecurring restructuring charge of $2,180,000. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 for the write-off of Pharmadyne's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $331,000 for completion of restructuring activities, consisting primarily of fees for professional services. The Pharmadyne restructuring plan is expected to enable the Company to execute a broad-based, strategic marketing plan to increase pain patch sales by reaching end-users through multiple channels of distribution including retail outlets, clinics, nursing homes, hospitals and other healthcare providers. Going forward the Company should also benefit from a more efficient and lower-cost distribution system. The Company expects to complete the restructuring during fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Age    Title
----                   ---    -----
Rodney A. Young        42     Chairman, Chief Executive Officer and President
Deborah L. Moore       40     Chief Financial Officer and  Secretary
Jane M. Nichols        51     Vice President, Marketing and New Business
                                   Development
Daniel M. McWhorter    57     Vice President, Research and Development
Robert A. Eno          42     Vice President, Operations


         Rodney A. Young is Chairman, Chief Executive Officer and President. He joined the Company in August, 1996. Mr. Young has 19 years of medical industry experience in sales and marketing for Upjohn Company and 3M and was most recently Vice President and General Manager of the Specialized Distribution Division of Baxter International, Inc.

         Deborah L. Moore is Chief Financial Officer and Secretary. She joined the Company in February, 1997. Ms. Moore's 20-year professional background includes public accounting with the big six firms of Ernst & Young LLP and Deloitte & Touche LLP and was most recently the Vice President of Corporate Development for Varitronic Systems, Inc.

         Jane M. Nichols is Vice President, Marketing and New Business Development. She joined the Company in April, 1997. Ms. Nichol's 25-year career includes clinical, technical and management roles at Methodist Hospital and Park Nicollet Medical Centers, and senior marketing positions at 3M and Ecolab.

         Daniel M. McWhorter is Vice President, Research and Development. He joined the Company in January, 1997. Mr. McWhorter has more than 25 years of experience in the medical products industry including both technical and general management positions at The Kendall Company and Pharmacia Deltec and senior technical positions at Abbott Laboratories and Mentor Corporation.

         Robert A. Eno is Vice President, Operations. He joined the Company in September, 1997. Mr. Eno has had 19 years of industrial and manufacturing engineering and operations management experience at St. Jude Medical Inc., ADC Telecommunications Inc., Paco Corporation and Eaton Corporation.

ITEM 2.           PROPERTIES

         The Company owns a building located in Minnetonka, Minnesota, containing 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. In addition, the Company leases a building in Edina, Minnesota containing 29,000 square feet.

ITEM.3   .        LEGAL PROCEEDINGS

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol LECT.

         The following table sets forth the high and low daily trade price information for the Company's common stock for each quarter of fiscal 1997 and 1996. Such prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

YEARS ENDED JUNE 30,            1997                        1996
                                ----                        ----
                           HIGH       LOW             HIGH         LOW
                           ----       ---             ----         ---

First Quarter            $13.500     $8.500          $12.250     $8.500

Second Quarter             9.500      5.500           13.250      8.750

Third Quarter              8.500      5.000           12.000      9.750

Fourth Quarter             7.000      4.875           16.000      9.875

              As of September 19, 1997 the Company had 3,842,818 shares of common stock outstanding, and 377 common shareholders of record which does not include beneficial owners whose shares were held of record by nominees or broker dealers.

              The Company has not declared or paid cash dividends on its common stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA



STATEMENT OF OPERATIONS DATA

Years ended June 30,                         1997           1996           1995            1994           1993
                                             ----           ----           ----            ----           ----
Net sales                               $12,256,327       $13,100,754    $14,138,290    $10,715,490     $ 9,224,005
Gross profit                              4,324,180         4,969,659      5,697,562      4,041,853       3,434,128
Earnings (loss) from operations          (2,215,951) *       (724,074)        69,761        837,161         750,335
Earnings (loss) before equity in
   losses of unconsolidated
    subsidiary                           (2,140,660) *       (632,193)       153,863        768,974         745,282
Equity in losses of unconsoli-
   dated subsidiary                         126,067               --             --         133,639         163,442
Net earnings (loss)                      (2,266,727) *       (632,193)       153,863        635,335         581,840
Net earnings (loss) per common
   and common equivalent share                 (.59) *           (.17)           .04            .17             .15



BALANCE SHEET DATA

At June 30,                                  1997           1996           1995            1994           1993
                                             ----           ----           ----            ----           ----

Cash, cash equivalents and
   short-term investments               $ 1,242,777         $ 800,693      $ 839,942    $ 2,182,570     $ 3,469,632
Current assets                            6,873,696         5,624,682      5,764,363      6,124,640       6,082,934
Working capital                           4,035,084         4,240,024      4,490,796      4,737,567       5,471,894
Property, plant and equipment, net        4,592,304         5,112,975      5,559,807      4,705,602       3,016,761
Long-term investments                         8,013           574,806        568,156        585,855       1,195,922
Total assets                             11,837,356        12,494,003     12,646,745     12,363,075      10,876,068
Long-term liabilities                       211,000           174,000        167,000        139,000          64,000
Shareholders' equity                      8,787,744        10,935,345     11,206,178     10,837,002      10,201,028




* Includes a nonrecurring restructuring charge of $2,180,353 or $.57 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET SALES

              Net sales were $12,256,000 in 1997, a decrease of 6% from net sales of $13,101,000 in 1996. Net sales were $14,138,000 in 1995. The decrease in 1997 net sales was due primarily to the absence of direct marketing sales for the entire 1997 fiscal year. While there were no direct marketing sales in fiscal 1997, such sales totaled $1,410,000 or 10.8% of total net sales in fiscal 1996. The Company's Pharmadyne Corporation subsidiary divested of its direct marketing related assets near the end of the third quarter of fiscal 1996. In 1997, the absence of direct marketing therapeutic product sales was partially offset by an increase in the volume of therapeutic products sold through indirect distribution channels. Net sales of conductive products and medical tape products each decreased by 3% in 1997 from the prior year.

              The decrease in net sales for 1996 from 1995 was primarily attributable to decreased therapeutic product sales resulting from the divestiture of direct marketing related assets in the third quarter of fiscal 1996. Additionally, medical tape sales decreased by $508,000 offset by an increase of $606,000 in conductive product sales.

              Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 3% in 1997 to $7,714,000 from $7,940,000 in 1996. Conductive product net sales were $7,334,000 in 1995. These fluctuations in sales were primarily volume-related. The Company expects to maintain or increase fiscal 1997 levels of conductive sales in fiscal 1998.

              Net sales of medical tapes decreased by 3% in 1997 to $3,093,000 from $3,180,000 in 1996. Medical tape net sales were $3,688,000 in 1995. The decrease in 1997 was primarily attributable to the absence of an order from an international customer whose business fluctuates annually. Excluding sales to this international customer, medical tape sales to all other customers increased by 7% in 1997. This increase was primarily the result of increased sales volume. The decrease in 1996 from 1995 was primarily attributable to reduced sales volume to the international customer which more than offset the increased sales volume associated with new product offerings. The Company expects to maintain or increase fiscal 1997 levels of medical tape product sales in fiscal 1998.

              Net sales of therapeutic products decreased 27% in 1997 to $1,449,000 from $1,981,000 in 1996. Therapeutic product net sales were $3,116,000 in fiscal 1995. The decrease in 1997 was primarily due to the absence of Pharmadyne direct marketing sales for the entire 1997 fiscal year as compared to the inclusion of direct marketing sales for the first three quarters of fiscal 1996 which totaled $1,410,000. The absence of direct marketing sales beginning in the fourth quarter of 1996 resulted from the divestiture of Pharmadyne's direct marketing related assets near the end of the third quarter of 1996. The decrease in 1996 net sales compared to 1995 net sales was primarily attributable to the decrease in the third quarter and the absence in the fourth quarter of the Pharmadyne direct marketing related sales. Management believes that sales of the Company's therapeutic pain patch product will represent an increased percentage of total net sales during fiscal 1998 due to the addition of professional sales management personnel and increased marketing activities.

              International sales, consisting primarily of semi-finished conductive and medical tape products sold to overseas converters for final processing, packaging and marketing, were 19% of total net sales in 1997 and 1996, and 18% in 1995. The Company expects fiscal 1998 international sales to be comparable to fiscal 1997 sales levels.

GROSS PROFIT

              The Company's gross profit was $4,324,000 in 1997, down from $4,970,000 in 1996. Gross profit was $5,698,000 in 1995. As a percentage of net sales, gross profit was 35.3% in 1997, 37.9% in 1996 and 40.3% in 1995. In 1997,
the decrease in the gross profit percent resulted primarily from the absence of higher margin direct marketing related sales and increased inventory obsolescence costs which were partially offset by decreased material and labor costs for conductive products. In 1996, the decrease in the gross profit percent was primarily attributable to decreased sales of higher margin therapeutic products and increased overhead costs.

              While direct marketing sales carried higher gross margins than sales made through the Company's indirect distribution channels, the selling, general and administrative costs associated with the direct marketing operation were substantially greater than the costs required to support sales through indirect distribution. The higher operating expenses of the direct marketing organization more than offset the higher gross margins associated with those sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

              Selling, general and administrative expenses totaled $2,845,000 or 23.2% of net sales in 1997, compared to $3,718,000 or 28.4% of net sales in 1996, and $3,751,000 or 26.5% of net sales in 1995. The 1997 decrease was primarily due to the absence of the direct marketing expenses of the Pharmadyne subsidiary during all of 1997 as compared to 1996 which included direct marketing expenses for the first three quarters. The 1997 decrease was partially offset by increased administrative expenses associated with hiring a new executive staff, and separation costs associated with former executives. The 1996 decrease was primarily due to the absence of costs in the fourth quarter from direct marketing related operations. The Company anticipates SG&A expenses in fiscal 1998 will be comparable to fiscal 1997.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

              Research and development expenses totaled $1,515,000 or 12.4% of net sales in 1997, compared to $1,975,000 or 15.1% of net sales in 1996, and $1,877,000 or 13.3% of net sales in 1995. The high levels of R&D expenditures over this three-year period reflect the utilization of internally-generated funds to develop additional therapeutic products and a new cotinine-based product. The decrease in 1997 R&D expense was primarily due to decreased labor costs and decreased cotinine related expenses. Substantially all of the dollar increase in R&D during fiscal 1996 was associated with clinical studies for a non-nicotine cotinine-based smoking cessation product. R&D resources are also being used to fund development of new analgesic patch products, conductive products and specialized medical tapes. Management believes that R&D expenditures, as a percentage of net sales, will be in the range of 10% to 12% for the immediate future.

RESTRUCTURING CHARGE

              During 1997 the Company recorded a nonrecurring restructuring charge of $2,180,000 related to its plan for eliminating the Pharmadyne Corporation subsidiary. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 for the write-off of Pharmadyne's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $331,000 for the completion of restructuring activities, consisting primarily of fees for professional services. The Company expects to complete the restructuring during fiscal 1998.

OTHER INCOME (EXPENSE)

              Other income totaled $75,000 in 1997, up from $54,000 in 1996 and $73,000 in 1995. The increase in 1997 resulted primarily from a gain on the sale of equipment. In 1996 the decline resulted primarily from a reduction of interest income due to the liquidation of short-term investments during 1995.

INCOME TAX

              The Company recorded no income tax expense or benefit in 1997, compared to an income tax benefit of $38,000 in 1996 and a benefit of $11,000 in 1995. There was no income tax benefit recorded during 1997 due primarily to the effect of the non-deductible restructuring charge. The tax benefit in 1996 resulted from losses incurred in 1996 reduced by the effect of the subsidiary losses which could not be utilized by the Company at that time and the effect of goodwill amortization. The tax benefit in 1995 was primarily attributable to R&D tax credits and alternative minimum tax credits.

EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY

                  On March 12, 1996, the Company contributed the direct marketing related assets of the Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. This investment was accounted for using the equity method. During 1997 the Company recorded $126,000 of equity in the losses of Natus L.L.C. The remaining investment in Natus L.L.C. of $480,100 was fully written off in 1997 as part of the $2,180,000 restructuring charge.

EARNINGS SUMMARY

              The restructuring charge of $2,180,000 or $.57 per share was the primary component of the total net loss in 1997 of $2,267,000 or $.59 per share. Excluding the impact of this one-time charge, the loss for 1997 was $87,000 or $.02 per share. The net loss in 1996 was $632,000 or $.17 per share compared to net earnings of $154,000 or $.04 per share in 1995. The largest components of the net loss for fiscal 1996 were the losses associated with the direct marketing related operations of the Pharmadyne Corporation subsidiary and increased R&D expense.

EFFECT OF INFLATION

              Inflation has not had a significant impact on the Company as it has generally been able to adjust its selling prices as the costs of materials and other expenses have changed.

LIQUIDITY AND CAPITAL RESOURCES

              Cash and cash equivalents decreased by $136,000 to $665,000 at June 30, 1997 from $801,000 at June 30, 1996. Short and long-term investments increased by $11,000 to $586,000 at June 30, 1997 from $575,000 at June 30,
1996. Capital spending for various equipment totaled $187,000 in 1997. There were no material commitments for capital expenditures at June 30, 1997.

              Working capital totaled $4,035,000 at June 30, 1997, compared to $4,240,000 at the end of fiscal 1996. The Company's current ratio was 2.4 at June 30, 1997 compared to 4.1 at June 30, 1996. Excluding the accrued restructuring charge, the Company's current ratio at June 30, 1997 was 5.2. Increased raw material inventory levels due to increased supplier purchase quantity requirements and investments reclassified as short-term were significant factors impacting the current ratio at June 30, 1997 as well.

              Net property, plant and equipment decreased by $521,000 to $4,592,000 at June 30, 1997 from $5,113,000 at June 30, 1996, reflecting the excess of depreciation expense over additions.

              The Company has no short or long-term debt. During August 1997 the Company obtained an unsecured $1,000,000 working capital line of credit which expires in September 1998. The previous working capital line of credit expired January 1, 1997. There were no borrowings outstanding under the previous line of credit as of June 30, 1996, nor during fiscal year 1997. Shareholders' equity decreased by $2,147,000 to $8,788,000 as of June 30, 1997 from $10,935,000 as of
June 30, 1996, primarily due to the impact of the $2,180,000 restructuring charge.

              Management believes that internally-generated cash-flow and the existing short-term line of credit will be sufficient to support anticipated operating and capital spending requirements during fiscal 1998.

FORWARD-LOOKING STATEMENTS

              From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's new brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; and ability to satisfy funding requirements for operating needs, expansion or capital expenditures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LecTec Corporation and Subsidiaries Financial Statements Furnished Pursuant to the Requirements of Form 10-K.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and
Board of Directors
LecTec Corporation

      We have audited the accompanying consolidated balance sheets of LecTec Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LecTec Corporation and subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                         GRANT THORNTON LLP


Minneapolis, Minnesota
August 22, 1997

                       LECTEC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              June 30
                                                     -------------------------
               ASSETS                                    1997          1996
                                                     -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents (note A)                 $   665,190   $   800,693
  Short-term investments (note A)                        577,587          --
  Receivables
    Trade, net of allowances of $67,126
      in 1997 and $74,208 in 1996                      2,178,984     1,847,736
    Refundable income taxes                              401,263       375,580
    Other                                                 22,780       182,247
                                                     -----------   -----------
                                                       2,603,027     2,405,563
  Inventories (note A)                                 2,577,021     2,011,327
  Prepaid expenses and other                              84,871       123,099
  Deferred income taxes (note D)                         366,000       284,000
                                                     -----------   -----------
      Total current assets                             6,873,696     5,624,682

PROPERTY, PLANT AND EQUIPMENT - AT COST
  (note A)
    Building and improvements                          1,635,157     1,629,630
    Equipment                                          6,578,960     6,414,132
    Furniture and fixtures                               371,670       354,985
                                                     -----------   -----------
                                                       8,585,787     8,398,747
    Less accumulated depreciation                      4,241,214     3,533,503
                                                     -----------   -----------
                                                       4,344,573     4,865,244
    Land                                                 247,731       247,731
                                                     -----------   -----------
                                                       4,592,304     5,112,975
OTHER ASSETS
  Patents and trademarks, less accumulated
    amortization of $846,914 in 1997 and
    $687,871 in 1996 (note A)                            363,343       417,681
  Goodwill, less accumulated amortization
    of $590,000 in 1997 and $442,503 in 1996
    (notes A and G)                                         --         147,497
  Long-term investments (note A)                           8,013       574,806
  Investment in limited liability company (note H)          --         606,167
  Other                                                     --          10,195
                                                     -----------   -----------
                                                         371,356     1,756,346
                                                     -----------   -----------
                                                     $11,837,356   $12,494,003
                                                     ===========   ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                                                               June 30
                                                     --------------------------
    LIABILITIES AND SHAREHOLDERS' EQUITY                1997           1996
                                                     -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                   $   779,699    $   894,846
  Accrued expenses
   Payroll related                                       324,381        304,527
   Restructuring charge (note G)                       1,521,107           --
   Other                                                 213,425        185,285
                                                     -----------    -----------

      Total current liabilities                        2,838,612      1,384,658



DEFERRED INCOME TAXES (note D)                           211,000        174,000



COMMITMENTS AND CONTINGENCIES
  (notes C and E)                                           --             --



SHAREHOLDERS' EQUITY (note F)
  Common stock, $.01 par value;
    15,000,000 shares authorized;
    issued and outstanding:
    3,842,800 shares in 1997 and
    3,835,800 shares in 1996                              38,428         38,358
  Additional paid-in capital                          10,476,428     10,368,166
  Unrealized losses on securities
    available-for-sale (note A)                          (33,372)       (44,166)
  Retained earnings (deficit)                         (1,693,740)       572,987
                                                     -----------    -----------
                                                       8,787,744     10,935,345
                                                     -----------    -----------

                                                     $11,837,356    $12,494,003
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                      LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years ended June 30
                                            --------------------------------------------
                                                1997            1996            1995
                                            ------------    ------------    ------------
Net sales (notes A and I)                   $ 12,256,327    $ 13,100,754    $ 14,138,290
Cost of goods sold                             7,932,147       8,131,095       8,440,728
                                            ------------    ------------    ------------
    Gross profit                               4,324,180       4,969,659       5,697,562

Operating expenses
  Selling, general and administrative          2,844,618       3,718,496       3,751,194
  Research and development                     1,515,160       1,975,237       1,876,607
  Restructuring charge (note G)                2,180,353            --              --
                                            ------------    ------------    ------------
                                               6,540,131       5,693,733       5,627,801
                                            ------------    ------------    ------------
    Earnings (loss) from operations           (2,215,951)       (724,074)         69,761

Other income (expense)
  Interest income                                 22,150          26,554          35,846
  Dividend income                                 37,610          38,029          38,487
  Other                                           15,531         (10,702)         (1,231)
                                            ------------    ------------    ------------
                                                  75,291          53,881          73,102
                                            ------------    ------------    ------------
    Earnings (loss) before income
      taxes and equity in losses
      of unconsolidated subsidiary            (2,140,660)       (670,193)        142,863

Income tax benefit (note D)                         --           (38,000)        (11,000)
                                            ------------    ------------    ------------
    Earnings (loss) before equity in
      losses of unconsolidated subsidiary     (2,140,660)       (632,193)        153,863

Equity in losses of unconsolidated
  subsidiary (note H)                            126,067            --              --
                                            ------------    ------------    ------------
    Net earnings (loss)                     $ (2,266,727)   $   (632,193)   $    153,863
                                            ============    ============    ============
Net earnings (loss) per common and
  common equivalent share (note A)          $       (.59)   $       (.17)   $        .04
                                            ============    ============    ============
Weighted average number of common and
  common equivalent shares outstanding
  during the year                              3,836,618       3,801,155       3,826,905
                                            ============    ============    ============

The accompanying notes are an integral part of these statements.

                      LECTEC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                               Unrealized
                                                                               losses on
                                          Common stock           Additional    securities      Retained          Total
                                    -----------------------       paid-in      available-      earnings       shareholders'
                                      Shares        Amount        capital       for-sale       (deficit)         equity
                                    ----------     --------     ------------   ----------     -----------     ------------
Balance, June 30, 1994               3,757,000     $ 37,570     $  9,809,079     $(60,964)    $ 1,051,317     $ 10,837,002
  Net earnings                            --           --               --           --           153,863          153,863
  Cost of shares retired                (2,102)         (21)         (17,330)        --              --            (17,351)
  Common stock issued upon
    exercise of options (note F)        31,602          316          162,200         --              --            162,516
  Unrealized gain on securities
    available-for-sale (note A)           --           --               --         10,148            --             10,148
  Tax benefit from exercise of
    stock options                         --           --             60,000         --              --             60,000
                                    ----------     --------     ------------     --------     -----------     ------------
Balance, June 30, 1995               3,786,500       37,865       10,013,949      (50,816)      1,205,180       11,206,178
  Net loss                                --           --               --           --          (632,193)        (632,193)
  Cost of shares retired               (16,281)        (163)        (184,319)        --              --           (184,482)
  Common stock issued upon
    exercise of options (note F)        65,581          656          450,536         --              --            451,192
  Unrealized gain on securities
    available-for-sale (note A)           --           --               --          6,650            --              6,650
  Tax benefit from exercise of
    stock options                         --           --             88,000         --              --             88,000
                                    ----------     --------     ------------     --------     -----------     ------------
Balance, June 30, 1996               3,835,800       38,358       10,368,166      (44,166)        572,987       10,935,345
  Net loss                                --           --               --           --        (2,266,727)      (2,266,727)
  Cost of shares retired                (8,278)         (83)         (54,023)        --              --            (54,106)
  Common stock issued upon
    exercise of options (note F)        15,278          153           51,690         --              --             51,843
  Unrealized gain on securities
    available-for-sale (note A)           --           --               --         10,794            --             10,794
  Investment by Pharmadyne
    minority shareholders                 --           --             83,595         --              --             83,595
  Tax benefit from exercise of
    stock options                         --           --             27,000         --              --             27,000
                                    ----------     --------     ------------     --------     -----------     ------------

Balance, June 30, 1997               3,842,800     $ 38,428     $ 10,476,428     $(33,372)    $(1,693,740)    $  8,787,744
                                    ==========     ========     ============     ========     ===========     ============

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended June 30
                                           -----------------------------------------
                                               1997           1996           1995
                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                      $(2,266,727)   $  (632,193)   $   153,863
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
      Restructuring charge                   2,180,353           --             --
      Depreciation and amortization          1,014,251      1,128,103        932,051
      Deferred income taxes                    (45,000)        65,000       (149,000)
      Equity in losses of unconsolidated
       subsidiary                              126,067           --             --
        Changes in operating assets and
         liabilities:
          Trade and other receivables         (171,781)       161,057       (410,006)
          Refundable income taxes              (25,683)      (256,040)       109,714
          Inventories                         (565,694)      (298,803)      (325,219)
          Prepaid expenses and other            38,228        (29,011)      (128,059)
          Accounts payable                     (31,552)       123,375       (189,057)
          Accrued expenses                    (104,152)       (12,284)        83,770
                                           -----------    -----------    -----------
            Net cash provided by
             operating activities              148,310        249,204         78,057

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                                  (187,040)      (430,956)    (1,471,427)
  Investment in patents and trademarks        (104,705)      (164,796)      (141,665)
  Purchase of investments                         --             --         (249,603)
  Sale of investments                             --             --        1,674,250
  Other                                         10,195         40,589         19,395
                                           -----------    -----------    -----------
            Net cash used in investing
             activities                       (281,550)      (555,163)      (169,050)

Cash flows from financing activities:
  Issuance of common stock                      51,843        451,192        162,516
  Retirement of common stock                   (54,106)      (184,482)       (17,351)
                                           -----------    -----------    -----------
            Net cash provided by (used
             in) financing activities           (2,263)       266,710        145,165
                                           -----------    -----------    -----------
            Net increase (decrease) in
             cash and cash equivalents        (135,503)       (39,249)        54,172

Cash and cash equivalents at
 beginning of year                             800,693        839,942        785,770
                                           -----------    -----------    -----------
Cash and cash equivalents at
 end of year                               $   665,190    $   800,693    $   839,942
                                           ===========    ===========    ===========
Supplemental disclosures:

  Cash paid during the year
   for interest                            $     6,189    $      --      $      --
                                           ===========    ===========    ===========
  Cash paid during the year
   for income taxes                        $     6,000    $    33,199    $   137,922
                                           ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE A  -  SUMMARY OF ACCOUNTING POLICIES

LecTec Corporation (the Company) is primarily engaged in the research, design, manufacture and sale of diagnostic electrodes, conductive hydrogels, medical tapes and therapeutic products. The Company sells and extends credit without collateral to customers located throughout the United States as well as Canada, Europe, Asia and Latin America. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of LecTec Corporation ("LecTec"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a 61% owned subsidiary (note G). All material intercompany accounts and transactions have been eliminated. The Company also has a 15% investment in an unconsolidated subsidiary (note H).

2. Cash and Cash Equivalents

The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market accounts.

3. Investments

The Company's investments are classified as available-for-sale, consist primarily of a preferred stock fund classified as short-term at June 30, 1997 and long-term at June 30, 1996 and are reported at fair value. The Company utilizes the specific identification method in computing realized gains and losses.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

4. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                                    June 30
                                          ---------------------------
                                             1997             1996
                                          ----------       ----------
        Raw materials                     $1,655,924       $1,144,078
        Work in process                      184,208          229,974
        Finished goods                       736,889          637,275
                                          ----------       ----------

                                          $2,577,021       $2,011,327
                                          ==========       ==========

5. Depreciation and Amortization

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes, and accelerated methods are used for tax purposes. Estimated useful lives used in the calculation of depreciation for financial statement purposes are:

        Buildings and improvements            5 - 40 years
        Equipment                             4 - 15 years
        Furniture and fixtures                 5 - 7 years

The investment in patents and trademarks consists primarily of the cost of applying for patents and trademarks. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset, generally three to five years.

Goodwill represents the excess of cost over the fair value of net assets acquired and was amortized on a straight-line basis over three years.

6. Revenue Recognition

Sales are recognized at the time of shipment of product against a confirmed sales order.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

7. Net Earnings (Loss) Per Common and Common Equivalent Share

Net earnings (loss) per common and common equivalent share have been computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the years. Common equivalent shares included in the computation represent shares issuable upon the assumed exercise of stock options, when dilutive.

8. Use of Estimates

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

9. Reclassifications

Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

10. New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal year 1999. SFAS 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities. SFAS 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, sales, profits, assets and other information.

The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

NOTE B - LINE OF CREDIT

The Company's unsecured $1,000,000 working capital line of credit expired on January 1, 1997 and during August 1997 the Company entered into an unsecured $1,000,000 working capital line of credit which expires September 1998. Interest is at the bank's reference rate (effective rate of 8.5% at June 30, 1997). There were no borrowings outstanding on the previous line of credit as of June 30, 1996, nor during fiscal 1997. The new credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of working capital and net worth and certain financial ratios.

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company conducts portions of its operations in a leased facility. The lease provides for payment of a portion of taxes and other operating expenses by the Company.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE C - COMMITMENTS AND CONTINGENCIES - Continued

The minimum rental commitments under all operating leases are as follows for the years ending June 30:

               1998                              $ 239,230
               1999                                222,576
               2000                                228,439
               2001                                233,140
               2002                                240,209
               Thereafter                               -
                                                ----------

                                                $1,163,594
                                                ==========

Total rent expense for operating leases was $224,849, $219,095 and $223,147 for the years ended June 30, 1997, 1996 and 1995.

The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.


NOTE D - INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

                                       Years ended June 30
                          -------------------------------------------
                             1997              1996             1995
                          --------          --------        ---------
       Current
         Federal          $ 43,000          $(17,000)       $ 136,000
         State               2,000             2,000            2,000
                          --------          --------        ---------
                            45,000           (15,000)         138,000
       Deferred
         Federal           (45,000)          (23,000)        (149,000)
          State                 -                 -                -
                          --------          --------        ---------
                           (45,000)          (23,000)        (149,000)
                          --------          --------        ---------
                          $     -           $(38,000)       $ (11,000)
                          ========          ========        =========

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE D - INCOME TAXES - Continued

Deferred tax assets and liabilities represent the tax effects, based upon current tax law, of cumulative future deductible or taxable items that have been recognized in the financial statements as follows:

                                                               June 30
                                                      -------------------------
                                                         1997           1996
                                                      ---------       ---------
Deferred current assets and liabilities:
  Net operating loss carryforwards                    $ 848,800       $ 481,200
  Tax credit carryforwards                              260,000         207,100
  Inventory capitalization and reserve                  124,800          79,200
  Vacation pay accrual                                   37,800          36,100
  Other                                                   4,400           7,400
                                                      ---------       ---------
                                                      1,275,800         811,000
Valuation allowance                                    (909,800)       (527,000)
                                                      ---------       ---------

    Net current asset                                 $ 366,000       $ 284,000
                                                      =========       =========
Deferred long-term assets and liabilities:
  Tax depreciation in excess of book depreciation     $(293,100)      $(278,300)
  Charitable contribution carryforwards                  64,400          57,100
  Other                                                  46,400          47,200
                                                      ---------       ---------
                                                       (182,300)       (174,000)
Valuation allowance                                     (28,700)              -
                                                      ---------       ---------

    Net long-term liability                           $(211,000)      $(174,000)
                                                      =========       =========

At June 30, 1997, Pharmadyne has available net operating loss carryforwards of approximately $1,900,000 which can be used to reduce future taxable income. These carryforwards begin to expire in 2007 and cannot be utilized to offset taxable income of LecTec. The utilization of a portion of these net operating loss carryforwards by Pharmadyne is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. A valuation allowance has been recorded for these net operating loss carryforwards as they may not be realizable.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE D - INCOME TAXES - Continued

At June 30, 1997, LecTec has available tax credit carryforwards of approximately $260,000 which can be used to reduce future tax liabilities. These carryforwards begin to expire in 2008. LecTec also has available a net operating loss carryforward of approximately $594,000, which can be used to reduce future taxable income of LecTec. This carryforward expires in 2011.

A valuation allowance has also been recorded for a portion of LecTec's deferred tax assets as they may not be fully realizable.

Differences between income tax expense (benefit) and the statutory federal income tax rate of 34% are as follows:

                                                1997       1996       1995
                                                ----       ----       ----

Federal statutory income tax rate              (34.0)%    (34.0)%     34.0 %
State income taxes, net of federal benefit       0.1        0.2        0.1
Nondeductible restructuring charge              34.6         -          -
Tax credits                                       -          -       (74.7)
Foreign sales corporation                       (2.1)      (5.5)     (24.9)
Subsidiary loss producing no benefit              .6       25.7       29.9
Tax exempt investment income                    (0.8)      (0.8)     (14.7)
Goodwill amortization                            2.3       10.0       46.8
Prior years' overaccruals                         -          -        (4.8)
Other                                            (.7)      (1.3)        .6
                                               -----      -----      -----

                                                  - %      (5.7)%     (7.7)%
                                               =====      =====      =====

NOTE E - EMPLOYEE BENEFIT PLANS

The Company has a profit sharing benefit plan covering substantially all employees who have completed one year of service. The Company's contributions are discretionary as determined by the Board of Directors, subject to certain limitations under the Internal Revenue Code. Pension expense under this plan was $55,585 for the year ended June 30, 1995. No contributions were made to the plan for the years ended June 30, 1997 and 1996.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE E - EMPLOYEE BENEFIT PLANS - Continued

The Company has a profit sharing bonus plan covering substantially all employees who have completed two calendar quarters of employment. The quarterly bonuses are paid from a pool equal to a maximum of 9% of pretax income net of certain reductions, including the profit sharing distribution, and a reserve based on the preceding quarter's net earnings. Profit sharing bonus expense under this plan was $2,820 and $18,534 for the years ended June 30, 1996 and 1995. There was no bonus expense for the year ended June 30, 1997.

The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees who have completed one year of service. The Company matches 50% of voluntary employee contributions to the plan not to exceed 50% of a maximum 5% of a participant's compensation. The Company's contributions under this plan were $37,936, $44,549 and $37,230 for the years ended June 30, 1997, 1996 and 1995.

NOTE F - STOCK OPTIONS

The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 973,049 shares of common stock are reserved for issuance under the plans. Options under the Company's plans are granted at fair market value and expire ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after four years.

A summary of the Company's stock option transactions for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                                           Weighted average
                                      Number of shares      exercise price
                                      ----------------     ----------------
Outstanding at June 30, 1994             425,714                $ 7.38
  Granted                                117,000                  9.45
  Exercised                              (31,602)                 5.17
  Canceled                               (33,316)                 7.85
                                         -------

Outstanding at June 30, 1995             477,796                  7.99
  Granted                                133,500                 10.18
  Exercised                              (65,581)                 6.87
  Canceled                               (21,020)                 8.92
                                         -------

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE F - STOCK OPTIONS - Continued

                                                           Weighted average
                                      Number of shares      exercise price
                                      ----------------     ----------------
Outstanding at June 30, 1996             524,695                $8.65
  Granted                                343,350                 8.26
  Exercised                              (15,278)                3.39
  Canceled                              (129,934)                9.30
                                        --------                -----

Outstanding at June 30, 1997             722,833                $8.46
                                        ========                =====

A total of 371,946, 264,945 and 217,749 options were exercisable at June 30, 1997, 1996 and 1995, with a weighted average price of $8.30, $7.50 and $6.57.

The following information applies to grants that are outstanding at June 30, 1997:

                                 Options outstanding                  Options exercisable
                     -------------------------------------------    ------------------------
                                        Weighted        Weighted                    Weighted
                                        average         average                     average
   Range of            Number          remaining        exercise      Number        exercise
exercise prices      outstanding    contractual life     price      exercisable      price
---------------      -----------    ----------------    --------    -----------    ---------
$3.34 - $ 4.43          46,036         .75 years         $3.54         46,036        $3.54
 6.00 -   8.62         292,773        4.25 years          7.32         99,923         8.04
 9.00 -  13.50         384,024        3.50 years          9.92        225,987         9.39


The weighted average fair value of the options granted during 1997 and 1996 is $4.45 and $5.23. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1997 and 1996: zero dividend yield, expected volatility of 54% and 59%, risk-free interest rate of 6.22% and 6.04% and expected lives of 5.09 and 4.52 years.

The Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation," which introduced an alternative method for recognizing compensation costs based upon the fair value of the awards on the date they are granted. SFAS 123 allows entities to continue to account for employee stock option plans using the intrinsic value method, which exists under current accounting literature, provided pro forma net earnings and net earnings per share, as if the fair value based method had been used, are disclosed. The Company has elected to continue using the intrinsic value based method for its employee options.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE F - STOCK OPTIONS - Continued

The Company's net loss and net loss per share for 1997 and 1996 would have been increased to the pro forma amounts indicated below had the fair value method been used for options granted to employees and directors. These effects may not be representative of the future effects of applying this statement.

                                     1997                        1996
                        ---------------------------    ------------------------
                        As reported      Pro forma     As reported   Pro forma
                        -----------      ----------    -----------   ----------

Net loss                $(2,266,727)   $(2,620,449)     $(632,193)   $(781,467)
Net loss per share            $(.59)         $(.68)         $(.17)       $(.21)


NOTE G - PHARMADYNE CORPORATION AND RESTRUCTURING CHARGE

During 1993, the Company invested $175,000 in Pharmadyne Corporation, which represented a 19.5% ownership interest in Pharmadyne. The investment was recorded at cost. During 1994, the Company purchased additional shares of Pharmadyne common stock for $183,000 and increased the Company's ownership to 51%. The acquisition was accounted for as a purchase and the acquired goodwill of approximately $590,000 was fully amortized on a straight-line basis over three years.

During 1996 the Company made advances to Pharmadyne and received a warrant to purchase 227,959 additional shares of Pharmadyne at $1 per share. On September 5, 1996 the Company exercised the warrant and increased its ownership interest in Pharmadyne to 61%.

During the third quarter of 1997, the Company adopted a plan for eliminating the Pharmadyne subsidiary and recorded a nonrecurring restructuring charge of $1,500,000. The restructuring charge included approximately $780,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 for the write-off of Pharmadyne's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $240,000 for completion of restructuring activities, consisting primarily of fees for professional services. During the fourth quarter of 1997, an additional charge of $680,000 was recorded as a result of an increase in the cost to acquire the minority interests in Pharmadyne of $589,000 and an increase in estimated remaining costs associated with the restructuring of $91,000. The total charge of $2,180,353 increased the 1997 net loss by $.57 per share. The Company expects to complete the restructuring during fiscal 1998.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE H - DISPOSITION OF DIRECT MARKETING RELATED ASSETS

On March 12, 1996, the Company contributed the direct marketing related assets of Pharmadyne to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. This investment has been accounted for using the equity method. The direct marketing related assets contributed consisted of the following:

           Accounts receivable                       $ 32,791
           Inventory                                  384,730
           Prepaid expenses and other                 135,708
           Property and equipment, net                 79,938
           Other                                      (27,000)
                                                     --------

                                                     $606,167
                                                     ========

During 1997 the Company recorded $126,067 of equity in the losses of Natus L.L.C. The investment in Natus L.L.C. of $480,100 was fully written off in 1997 as part of the restructuring charge of $2,180,353 (note G).

NOTE I - MAJOR CUSTOMERS AND EXPORT SALES

One customer accounted for 19%, 17% and 15% of total sales for the years ended June 30, 1997, 1996 and 1995. The accounts receivable from this customer represented 27% and 24% of trade receivables at June 30, 1997 and 1996 and the accounts receivable from another customer represented 12% and 15% of trade receivables at June 30, 1997 and 1996. Export sales accounted for approximately 19% of total sales during each of the years ended June 30, 1997 and 1996, and 18% of total sales during the year ended June 30, 1995. Export sales by geographic area were as follows:

                                                 Years ended June 30
                                    -------------------------------------------
                                       1997             1996            1995
                                    ----------       ----------      ----------

     Canada                         $  117,966       $   80,746      $  113,597
     Europe                          1,456,141        1,652,941       1,171,910
     Asia                              229,506          466,777       1,122,179
     Latin America                     484,319          225,440         195,663
                                    ----------       ----------      ----------

                                    $2,287,932       $2,425,904      $2,603,349
                                    ==========       ==========      ==========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1997, and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1997, and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1997, and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 20, 1997, and is incorporated herein by reference.

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

(a)      Financial Statements, Schedules and Exhibits

         1.       Financial Statements

                  The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Form 10-K in
                  Part II, Item 8:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Consolidated Balance Sheets at June 30, 1997 and 1996

                  (iii) Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995

                  (iv) Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

                  (v) Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

                  (vi)     Notes to the Consolidated Financial Statements

         2.       Financial Statement Schedules :

                  All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

         3.       Exhibits

                                                                                                    Method of
                                                                                                      Filing

                 3.01      Articles of Incorporation of Registrant, as amended                            (1)

                 3.02      By-laws of Registrant                                                          (1)

                10.01      Service Agreement dated July 1, 1986, between LecTec
                           International, Inc., a U.S. Virgin Islands
                           corporation, and LecTec Corporation, relating to the
                           sale, lease or rental of certain property outside the
                           United States.                                                                 (1)

                10.02      Distribution and Commission Agreement dated July 1,
                           1986, between LecTec International, Inc., a U.S.
                           Virgin Islands corporation, and LecTec Corporation,
                           relating to the sale, lease or rental of certain
                           property outside the United States.                                            (1)

                10.03      Certificate of Secretary pertaining to Resolution of
                           Board of Directors of LecTec Corporation, dated
                           October 30, 1986, implementing a Profit Sharing Bonus
                           Plan.                                                                          (1)

                10.04      Research Agreement dated December 31, 1991, between
                           LecTec Corporation and the University of Minnesota,
                           whereby LecTec Corporation received exclusive rights
                           to market and sell a non-nicotine compound to be
                           mutually developed for smoking cessation.                                      (2)

                10.05      Assignment and Mutual Release Agreement dated March
                           9, 1993 between Pharmaco Behavioral Associates, Inc.,
                           Robert M. Keenan, Ph.D., M.D. and the University of
                           Minnesota, whereby the University assigned title,
                           royalty and patent rights associated with the
                           technology to alleviate symptoms of tobacco
                           withdrawal to Pharmaco Behavioral Associates, Inc.
                           and Dr. Keenan. Also included is a mutual release of
                           all parties on all past title, royalty and patent
                           rights.                                                                        (2)

                10.06      License Agreement dated March 9, 1993 between
                           Pharmaco Behavioral Associates, Inc. and LecTec
                           Corporation, whereby the Company received an
                           exclusive, worldwide license to market, make and
                           sublicense product associated with the technology to
                           alleviate symptoms of tobacco withdrawal.                                      (2)

                10.07      Consultant Contract and Invention Assignment dated
                           March 9, 1993 between Robert Keenan, Ph.D., M.D. and
                           LecTec Corporation, whereby the Company received
                           assignment of patent and invention rights associated
                           with the technology to alleviate symptoms of tobacco
                           withdrawal including provisions that the Company
                           enter into a consulting agreement with Dr. Keenan.                             (2)

                10.08      Research Agreement dated June 30, 1992, between
                           LecTec Corporation and Pharmadyne Corporation
                           (formerly Natus Corporation), whereby Pharmadyne will
                           fund the development of an analgesic patch for
                           exclusive rights to sell the product.                                          (2)

                10.09      Stock Investment and Repurchase Agreement dated July
                           1, 1992, between LecTec Corporation and Pharmadyne
                           Corporation (formerly Natus Corporation), whereby
                           LecTec purchased Common Stock of Pharmadyne
                           Corporation.                                                                   (2)

                10.10      Amendments dated March 18, 1993 to the original
                           Research Agreement dated June 30, 1992, between
                           LecTec Corporation and Pharmadyne Corporation
                           (formerly Natus Corporation).                                                  (2)

                10.11      Subscription Agreement dated June 17, 1993 between
                           LecTec Corporation and Pharmadyne Corporation
                           (formerly Natus Corporation).                                                  (2)

                10.12      A Promissory Note dated June 17, 1993 between LecTec
                           Corporation and Pharmadyne Corporation (formerly
                           Natus Corporation). Included in the note is an option
                           for LecTec to receive common stock of Pharmadyne in
                           lieu of payment.                                                               (2)

                10.13      Amended and Restated Stock Option Agreement between
                           LecTec Corporation and Pharmadyne Corporation
                           (formerly Natus Corporation), whereby LecTec has
                           obtained the option to acquire the additional shares
                           required to equal 51% of the Common Stock of
                           Pharmadyne.                                                                    (3)

                10.14      Contribution Agreement dated March 12, 1996 between
                           Pharmadyne Corporation (formerly Natus Corporation) and ACM


                           Investments, L.L.C. regarding the acquisition
                           of an equity interest in Natus L.L.C.                                          (4)

                10.15      Distribution Agreement dated March 12, 1996 between
                           LecTec Corporation, Pharmadyne Corporation (formerly
                           Natus Corporation) and Natus L.L.C.                                            (4)

                10.16      Operating Agreement dated March 12, 1996 between
                           Natus L.L.C., ACM Investments, L.L.C., Pharmadyne
                           Coporation (formerly Natus Corporation) and Natus
                           Management, Inc.                                                               (4)

                10.17      Marketing and Distribution Agreement dated January
                           11, 1996 between LecTec Corporation, Pharmadyne
                           Corporation (formerly Natus Corporation) and CNS,
                           Inc. regarding an analgesic pain patch                                         (4)

                10.18      Credit Agreement dated May 1, 1996 between LecTec
                           Corporation and The First National Bank of Saint
                           Paul, a national banking association, whereby LecTec
                           Corporation has an unsecured $1 million working
                           capital line of credit                                                         (4)

                10.19      Revolving Credit Note dated May 1, 1996 between
                           LecTec Corporation and The First National Bank of
                           Saint Paul, a national banking association                                     (4)

                10.20      Working Capital Loan Agreement dated September 5,
                           1995 between LecTec Corporation and Pharmadyne
                           Corporation (formerly Natus Corporation) relating to
                           a loan from LecTec to Pharmadyne Corporation                                   (4)

                10.21      Form of Working Capital Loan Agreement dated
                           September 5, 1995, between Pharmadyne Corporation
                           (formerly Natus Corporation) and various shareholders
                           relating to loans to Pharmadyne Corporation                                    (4)

                10.22      LecTec Corporation 1989 Stock Option Plan                                      (5)

                10.23      LecTec Corporation 1991 Directors' Stock Option Plan                           (5)

                10.24      Building lease dated May 24, 1991 between LecTec
                           Corporation and Sierra Development Co. for the lease
                           of the manufacturing and warehouse facility located
                           in Edina, Minnesota                                                            (5)

                10.25      First amendment dated May 5, 1997 between LecTec
                           Corporation and Rushmore Plaza Partners Limited
                           Partnership for the extension of the previous lease
                           of the manufacturing and warehouse facility located
                           in Edina, Minnesota                                                            (5)

                10.26      Credit Agreement dated August 22, 1997 between LecTec
                           Corporation and The First National Bank of Saint
                           Paul, a national banking association, whereby LecTec
                           Corporation has an unsecured $1 million working
                           capital line of credit                                                         (5)

                10.27      Revolving Credit Note dated August 22, 1997 between
                           LecTec Corporation and The First National Bank of
                           Saint Paul, a national banking association                                     (5)

                21.01      Subsidiaries of the Company                                                    (3)

                23.01      Consent of Grant Thornton LLP                                                  (5)

                27.01      Financial Data Schedule                                                        (5)

----------------


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

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

(5)      Filed herewith.

(b)      1. Reports on Form 8-K.

            None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1997.

                               LECTEC CORPORATION

                               /s/Rodney A. Young
                                 Rodney A. Young
                 Chairman, Chief Executive Officer and President
                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Rodney A. Young                                            September 26, 1997
Rodney A. Young
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/Deborah L. Moore                                           September 26, 1997
Deborah L. Moore
Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)

/s/Alan C. Hymes                                              September 26, 1997
Alan C. Hymes
Director

/s/Lee M. Berlin                                              September 26, 1997
Lee M. Berlin
Director

/s/Paul O. Johnson                                            September 26, 1997
Paul O. Johnson
Director

/s/Donald C. Wegmiller                                        September 26, 1997
Donald C. Wegmiller
Director

/s/Alan J. Wilensky                                           September 26, 1997
Alan J. Wilensky
Director

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

10.03 Certificate of Secretary pertaining to Resolution of Board of Directors of LecTec Corporation, dated October 30, 1986, implementing a Profit Sharing Bonus Plan (Note 1).

10.04        Research Agreement dated December 31, 1991, between LecTec
             Corporation and the University of Minnesota, whereby LecTec
             Corporation received exclusive rights to market and sell a non-nicotine compound to be mutually developed for smoking cessation (Note 2).

10.05        Assignment and Mutual Release Agreement dated March 9, 1993 between
             Pharmaco Behavioral Associates, Inc., Robert M. Keenan, Ph.D., M.D.
             and the University of Minnesota, whereby the University assigned title, royalty and patent rights associated with the technology to alleviate symptoms of tobacco withdrawal to Pharmaco Behavioral
             Associates, Inc. and Dr. Keenan. Also included is a mutual release of all parties on all past title, royalty and patent rights (Note
             2).

10.06        License Agreement dated March 9, 1993 between Pharmaco Behavioral
             Associates, Inc. and LecTec Corporation, whereby the Company received an exclusive, worldwide license to market, make and sublicense product associated with the technology to alleviate symptoms of tobacco withdrawal (Note 2).

10.07 Consultant Contract and Invention Assignment dated March 9, 1993 between Robert Keenan, Ph.D., M.D. and LecTec Corporation, whereby the Company received assignment of patent and invention rights associated with the technology to alleviate symptoms of tobacco withdrawal, including provisions that the Company enter into a consulting agreement with Dr. Keenan (Note 2).

10.08 Research Agreement dated June 30, 1992, between LecTec Corporation and Pharmadyne Corporation (formerly Natus Corporation), whereby
             Pharmadyne will fund the development of an analgesic patch for exclusive rights to sell the product (Note 2).

10.09 Stock Investment and Repurchase Agreement dated July 1, 1992, between LecTec Corporation and Pharmadyne Corporation (formerly
             Natus Corporation), whereby LecTec purchased Common Stock of
             Pharmadyne Corporation (Note 2).

10.10 Amendments dated March 18, 1993 to the original Research Agreement dated June 30, 1992 between LecTec Corporation and Pharmadyne
             Corporation (formerly Natus Corporation) (Note 2).

10.11        Subscription Agreement dated June 17, 1993 between LecTec
             Corporation and Pharmadyne Corporation (formerly Natus Corporation)
             (Note 2).

10.12        Promissory Note dated June 17, 1993 between LecTec Corporation and
             Pharmadyne Corporation (formerly Natus Corporation). Included in the note is an option for LecTec to receive common stock of Pharmadyne in lieu of payment (Note 2).

10.13        Amended and Restated Stock Option Agreement between LecTec
             Corporation and Pharmadyne Corporation (formerly Natus
             Corporation), whereby LecTec obtained the option to acquire the additional shares required to equal 51% of the Common Stock of Pharmadyne (Note 3).

10.14        Contribution Agreement dated March 12, 1996 between Pharmadyne
             Corporation (formerly Natus Corporation) and ACM Investments,
             L.L.C. regarding the acquisition of an equity interest in Natus
             L.L.C. (Note 4).

10.15        Distribution Agreement dated March 12, 1996 between LecTec
             Corporation, Pharmadyne Corporation (formerly Natus Corporation) and Natus L.L.C. (Note 4).

10.16        Operating Agreement dated March 12, 1996 between Natus L.L.C., ACM
             Investments, L.L.C., Pharmadyne Corporation (formerly Natus
             Corporation) and Natus Management, Inc. (Note 4).

10.17        Marketing and Distribution Agreement dated January 11, 1996 between
             LecTec Corporation, Pharmadyne Corporation (formerly Natus
             Corporation) and CNS, Inc. regarding an analgesic pain patch. (Note
             4).

10.18        Credit Agreement dated May 1, 1996 between LecTec Corporation and
             The First National Bank of Saint Paul, a national banking association, whereby LecTec Corporation has an unsecured $1 million working capital line of credit (Note 4).

10.19 Revolving Credit Note dated May 1, 1996 between LecTec Corporation and The First National Bank of Saint Paul, a national banking association (Note 4).

10.20        Working Capital Loan Agreement dated September 5, 1995 between
             LecTec Corporation and Pharmadyne Corporation (formerly Natus
             Corporation) relating to a loan from LecTec to Pharmadyne
             Corporation (Note 4).

10.21        Form of Working Capital Loan Agreement dated September 5, 1995;
             between Pharmadyne Corporation (formerly Natus Corporation) and various shareholders relating to loans to Pharmadyne Corporation
             (Note 4).

10.22        LecTec Corporation 1989 Stock Option Plan . . . . . . . . . . . . .

10.23        LecTec Corporation 1991 Directors' Stock Option Plan. . . . . . . .


10.24        Building lease dated May 24, 1991 between LecTec Corporation and
             Sierra Development Co. for the lease of the manufacturing and warehouse facility located in Edina, Minnesota. . . . . . . . . . .


10.25        First amendment dated May 5, 1997 between LecTec Corporation and
             Rushmore Plaza Partners Limited Partnership for the extension of the previous lease of the manufacturing and warehouse facility located in Edina, Minnesota. . . . . . . . . . . . . . . . . . . .

10.26        Credit Agreement dated August 22, 1997 between LecTec Corporation and The First National Bank of Saint Paul, a national banking association, whereby LecTec Corporation has an unsecured $1 million working capital line of credit . . . . . . . . . . . . . . . . . .

10.27        Revolving Credit Note dated August 22, 1997 between LecTec
             Corporation and The First National Bank of Saint Paul, a national banking association . . . . . . . . . . . . . . .

21.01        Subsidiaries of the Company (Note 3)

23.01        Consent of Grant Thornton LLP. . . . . . . . . . . . . . . . . . .

27.01        Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . .




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

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.