Form 10-Q
period 1997-09-30
LECTEC CORP /MN/
filed 1997-11-13
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

Yes [X]        No [ ]

The number of shares outstanding of the registrant's common stock as of November 12, 1997 was 4,064,766 shares.

                               LECTEC CORPORATION

           FORM 10-Q - QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes to Financial Statements. . . .    I-1

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . .    I-7

                           PART II - OTHER INFORMATION

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

Item 4.     Submission of Matters to a Vote of Security Holders  . . . .    II-1

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . .    II-1

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    II-1

            Signature Page . . . . . . . . . . . . . . . . . . . . . . .    II-2

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)

                                                                            September 30,   June 30,
                                                                                 1997         1997
                                                                            -----------   -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                              $   579,695   $   665,190
     Short-term investments                                                     390,698       577,587
     Receivables
         Trade, net of allowances of $80,795 (unaudited) and $67,126
            at September 30, 1997 and June 30, 1997                           2,891,130     2,178,984
         Refundable income taxes                                                392,926       401,263
         Other                                                                   28,084        22,780
                                                                            -----------   -----------

                                                                              3,312,140     2,603,027
     Inventories
         Raw materials                                                        1,743,496     1,655,924
         Work-in-process                                                        230,973       184,208
         Finished goods                                                         666,706       736,889
                                                                            -----------   -----------

            Total inventories                                                 2,641,175     2,577,021

     Prepaid expenses and other                                                 150,642        84,871

     Deferred income taxes                                                      366,000       366,000
                                                                            -----------   -----------

                Total current assets                                          7,440,350     6,873,696

PROPERTY, PLANT AND EQUIPMENT - AT COST

     Building and improvements                                                1,748,868     1,635,157
     Equipment                                                                6,629,335     6,578,960
     Furniture and fixtures                                                     372,530       371,670
                                                                            -----------   -----------

                                                                              8,750,733     8,585,787
     Less accumulated depreciation                                            4,411,812     4,241,214
                                                                            -----------   -----------

                                                                              4,338,921     4,344,573
     Land                                                                       247,731       247,731
                                                                            -----------   -----------

                                                                              4,586,652     4,592,304
OTHER ASSETS

     Patents and trademarks, less accumulated amortization of $889,990
         (unaudited) and $846,914 at September 30, 1997 and June 30, 1997       338,042       363,343
     Long-term investments                                                        8,013         8,013
                                                                            -----------   -----------

                                                                                346,055       371,356
                                                                            -----------   -----------

                                                                            $12,373,057   $11,837,356
                                                                            ===========   ===========

        See accompanying notes to the consolidated financial statements.


                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)

                                                                               September 30,     June 30,
                                                                                    1997           1997
                                                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $  1,141,622    $    779,699

     Accrued expenses
         Payroll related                                                           303,364         324,381
         Restructuring charge                                                    1,502,341       1,521,107
         Other                                                                     259,773         213,425
                                                                              ------------    ------------

                Total current liabilities                                        3,207,100       2,838,612

DEFERRED INCOME TAXES                                                              211,000         211,000

SHAREHOLDERS' EQUITY

     Common stock, $.01 par value: 15,000,000 shares authorized; issued and outstanding 3,842,800 shares (unaudited) at September 30, 1997 and
         3,842,800 shares at June 30, 1997                                          38,428          38,428
     Additional paid-in capital                                                 10,476,428      10,476,428
     Unrealized losses on securities available-for-sale                            (17,852)        (33,372)
     Retained deficit                                                           (1,542,047)     (1,693,740)
                                                                              ------------    ------------

                                                                                 8,954,957       8,787,744
                                                                              ------------    ------------

                                                                              $ 12,373,057    $ 11,837,356
                                                                              ============    ============


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 (Unaudited)

                                                              Three months ended
                                                                 September 30,
                                                           --------------------------
                                                              1997           1996
                                                           -----------    -----------
Net sales                                                  $ 3,630,810    $ 2,973,483
Cost of goods sold                                           2,421,951      1,898,394
                                                           -----------    -----------

         Gross profit                                        1,208,859      1,075,089

Operating expenses
     Sales and marketing                                       260,345        109,562
     General and administrative                                531,346        443,654
     Research and development                                  246,592        500,202
                                                           -----------    -----------

                                                             1,038,283      1,053,418
                                                           -----------    -----------

         Earnings from operations                              170,576         21,671

Other income (expense)
     Interest income                                             6,272         16,755
     Dividend income                                             7,948          9,432
     Interest expense                                             (366)        (1,230)
     Other                                                      (5,060)        15,000
                                                           -----------    -----------

                                                                 8,794         39,957
                                                           -----------    -----------

         Earnings before income taxes and equity in
            losses of unconsolidated subsidiary                179,370         61,628

Income tax expense                                              27,677          1,403
                                                           -----------    -----------

         Earnings before equity in losses of
            unconsolidated subsidiary                          151,693         60,225

Equity in losses of unconsolidated subsidiary                     --           22,841
                                                           -----------    -----------

         Net earnings                                      $   151,693    $    37,384
                                                           ===========    ===========



Net earnings per common and common equivalent share        $      0.04    $      0.01
                                                           ===========    ===========

Weighted average number of common and common
         equivalent shares outstanding during the period     3,842,818      3,835,956
                                                           ===========    ===========


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  (Unaudited)      (Unaudited)

                                                                                  Three Months     Three Months
                                                                                     Ended            Ended
                                                                                 September 30,    September 30,
                                                                                      1997             1996
                                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                                  $ 151,693        $  37,384

     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                            211,774          252,916
            Loss on sale of investments                                                5,060             --
            Gain on sale of equipment                                                   --            (15,000)
            Equity in losses of unconsolidated subsidiary                               --             22,841
            Changes in operating assets and liabilities:
                    Trade and other receivables                                     (717,450)        (244,787)
                    Refundable income taxes                                            8,337             --
                    Inventories                                                      (64,154)        (234,908)
                    Prepaid expenses and other                                       (65,771)        (129,695)
                    Accounts payable                                                 361,923           (6,250)
                    Accrued expenses                                                   6,565           19,358
                                                                                   ---------        ---------

                        Net cash used in operating activities                       (102,023)        (298,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                      (164,946)         (34,175)
     Proceeds from sale of equipment                                                    --             15,000
     Investment in patents and trademarks                                            (15,875)         (40,571)
     Sale of investments                                                             197,349             --
                                                                                   ---------        ---------

                        Net cash provided by (used in) investing activities           16,528          (59,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                           --              1,125
                                                                                   ---------        ---------

                        Net cash provided by financing activities                       --              1,125
                                                                                   ---------        ---------

                        Net decrease in cash and cash equivalents                    (85,495)        (356,762)

Cash and cash equivalents at beginning of period                                     665,190          800,693
                                                                                   ---------        ---------

Cash and cash equivalents at end of period                                         $ 579,695        $ 443,931
                                                                                   =========        =========




        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (Unaudited)        (Unaudited)

                                                        Three Months       Three Months
                                                            Ended              Ended
                                                        September 30,      September 30,
                                                            1997               1996
                                                        -------------      -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                   $   366              $ 5,924
      Income taxes                                         8,500                6,000



SUPPLEMENTAL SCHEDULE OF NONCASH  ACTIVITIES:

Conversion of subsidiary's notes payable to equity       $  --                $83,595



        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

(1)   GENERAL

              The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a sixty-one percent owned subsidiary as of September 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months ended September 30, 1997 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1997. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   PHARMADYNE CORPORATION AND RESTRUCTURING CHARGE

              During fiscal 1997 the Company adopted a plan for eliminating the Pharmadyne Corporation subsidiary and recorded a nonrecurring restructuring charge of $2,180,353. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock. In October 1997 the Company issued 221,948 new shares of its common stock to acquire the minority interests in Pharmadyne. Effective October 2, 1997 Pharmadyne is a wholly-owned subsidiary of the Company. The Company is currently in the process of registering the newly issued shares of LecTec Corporation common stock with the Securities and Exchange Commission. The Company expects to complete the restructuring during fiscal 1998.

(3)   NEW ACCOUNTING PRONOUNCEMENTS

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS

              Net sales for the first quarter of fiscal 1998 were $3,630,810 compared to net sales of $2,973,483 for the first quarter of fiscal 1997, an increase of 22.1%. The increase was primarily the result of increased medical tape sales and therapeutic product sales. Conductive product sales, the Company's largest product group, increased by 4.4% from the prior year while medical tape product sales, the Company's second largest product group, increased by 39.4% and therapeutic product sales increased by 99.5%. The conductive sales increase was primarily the result of increased volumes to existing customers. Medical tape product sales increased primarily due to increased sales volume to several customers which more than offset the absence of sales in fiscal 1998 to another large customer who purchases intermittently. The therapeutic product sales increase was primarily the result of increased analgesic patch sales volume which more than offset decreased sales of corn and callous and wart remover products in fiscal 1998.

              Gross profit for the first quarter of fiscal 1998 was $1,208,859 compared to $1,075,089 for the first quarter of fiscal 1997. Gross profit as a percent of net sales for the first quarter of fiscal 1998 was 33.3% compared to 36.2% for the first quarter of fiscal 1997. The decrease in gross profit percent for the quarter resulted primarily from increased overtime and incentive labor costs necessary to meet peak production levels, the cost of plant upgrades and renovations and a decrease in the sales mix of higher margin conductive products.

              Sales and marketing expenses were $260,345 and $109,562 during the first quarters of fiscal 1998 and 1997, and as a percentage of net sales, were 7.2% and 3.7%. General and administrative expenses were $531,346 and $443,654 during the first quarters of fiscal 1998 and 1997, and as a percentage of net sales, were 14.6% and 14.9%. The increase in sales and marketing expense for the quarter was primarily due to staffing level increases and increased consulting expenses. The Company anticipates that due to increased sales and marketing efforts, future sales and marketing expense as a percent of sales will be comparable to the first quarter of fiscal 1998. The increase in general and administrative expenses for the quarter was primarily due to staffing level increases and increased legal expenses which more than offset the absence of goodwill related amortization present in fiscal 1997.

              Research and development expenses for the first quarters of fiscal 1998 and 1997 were $246,592 and $500,202, and as a percentage of net sales, were 6.8% and 16.8%. The decrease in R&D expense for the quarter primarily reflects reductions in research costs associated with the internal development of the cotinine-based smoking cessation product. The Company is currently pursuing potential strategic partners to assist in the further development and potential ultimate commercialization of a cotinine-based pill.

              Other income, net decreased in the first quarter of fiscal 1998 to $8,794 from $39,957 in the first quarter of 1997. Other income was lower in fiscal 1998 due to the absence in 1998 of a gain on the sale of equipment, decreased dividend income as a result of lower investment balances and a loss in 1998 on the sale of investments.

             Earnings before income taxes and equity in losses of an unconsolidated subsidiary were $179,370 for the first quarter of fiscal 1998 compared to $61,628 for the first quarter of 1997. Earnings for the current quarter were primarily the result of increased sales which more than offset increased costs of goods sold.

             The Company recorded income tax expense of $27,677 in the first quarter of fiscal 1998 compared to income tax expense of $1,403 in 1997. Income tax expense in the first quarter of fiscal 1998 reflects the Company's expected annual effective tax rate for 1998. In the first quarter of fiscal 1997 there was minimal income tax expense due to the utilization of NOL carryforwards.

              In fiscal 1996, the Company contributed the direct marketing related assets of Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. This investment was accounted for using the equity method. During the first quarter of fiscal 1997, the Company recorded $22,841 of equity in the losses of Natus L.L.C. The investment in Natus L.L.C. was fully written off in the third quarter of fiscal 1997 as part of the restructuring charge (see note 2 of the Notes to Consolidated Financial Statements of this report).

              Inflation has not had a significant impact on the Company as it has generally been able to adjust its selling prices as the costs of materials and other expenses have changed.

LIQUIDITY AND CAPITAL RESOURCES

              Cash and cash equivalents decreased by $85,495 to $579,695 during the first quarter of fiscal 1998. Short and long-term investments decreased by $186,889 to $398,711 during the first quarter of fiscal 1998 due primarily to the sale of investments. Receivables increased by $709,113 to $3,312,140 during the first quarter of fiscal 1998 due primarily to increased sales in the month of September. Accounts payable increased by $361,923 to $1,141,622 during the first quarter of fiscal 1998 primarily due to an increase in the average number of days outstanding before payment and increased raw material and labor payables related to increased production during the month of September. Capital spending for plant renovations and upgrades and various equipment totaled $164,946 during the first quarter of fiscal 1998. There were no material commitments for capital expenditures at September 30, 1997.

              Working capital, at the end of the first quarter of fiscal 1998, increased to $4,233,250 from $4,035,084 at the end of fiscal 1997. The Company had a current ratio at the end of the first quarter of fiscal 1998 of 2.3 as compared to 2.4 at the end of fiscal 1997.

              The Company had no short or long-term debt as of September 30, 1997. During August 1997 the Company obtained an unsecured $1,000,000 working capital line of credit which expires in September 1998. The previous working capital line of credit expired January 1, 1997. There were no borrowings outstanding on the line of credit during the first quarter of fiscal 1998 nor during all of fiscal 1997. Shareholders' equity increased by $167,213 to $8,954,957 during the first quarter of fiscal 1998.

              Management believes that internally-generated cash-flow and the existing short-term line of credit will be sufficient to support anticipated operating and capital spending requirements for the remainder of fiscal 1998.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

Item 5.       OTHER INFORMATION

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)        EXHIBITS

                         Financial Data Schedule

              (b)        REPORTS ON FORM 8-K

                         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECTEC CORPORATION

Date November 13, 1997                          /s/ Rodney A. Young
     -----------------      ----------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President

Date November 13, 1997                          /s/ Deborah L. Moore
     -----------------      ----------------------------------------------------
                            Deborah L. Moore, Chief Financial Officer