Form 10-Q
period 1997-12-31
LECTEC CORP /MN/
filed 1998-02-13
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number:  0-16159

                               LECTEC CORPORATION
             (Exact name of Registrant as specified in its charter)

            Minnesota                                       41-1301878
            ---------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  10701 Red Circle Drive, Minnetonka, Minnesota                55343
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

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

Yes [X]   No [ ]

The number of shares outstanding of the registrant's common stock as of February 10, 1998 was 4,064,766 shares.

                               LECTEC CORPORATION

       FORM 10-Q - REPORT FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes to Financial Statements. . . . .  I-1

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . I-8


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .II-1

Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . . . .II-1

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .II-1

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . II-1

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . .II-2

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .II-2

            Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . II-3

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)

                                                                            December 31,      June 30,
                                                                                1997            1997
                                                                            ------------    ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                              $  1,584,347    $    665,190
     Short-term investments                                                      166,066         577,587
     Receivables
         Trade, net of allowances of $88,839 (unaudited) and $67,126
            at December 31, 1997 and June 30, 1997                             2,679,053       2,178,984
         Refundable income taxes                                                  72,669         401,263
         Other                                                                    19,634          22,780
                                                                            ------------    ------------

                                                                               2,771,356       2,603,027
     Inventories
         Raw materials                                                         1,746,916       1,655,924
         Work-in-process                                                         106,400         184,208
         Finished goods                                                          617,685         736,889
                                                                            ------------    ------------

            Total inventories                                                  2,471,001       2,577,021

     Prepaid expenses and other                                                  126,042          84,871

     Deferred income taxes                                                       366,000         366,000
                                                                            ------------    ------------

                Total current assets                                           7,484,812       6,873,696

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements                                                 1,790,023       1,635,157
     Equipment                                                                 6,693,746       6,578,960
     Furniture and fixtures                                                      372,530         371,670
                                                                            ------------    ------------

                                                                               8,856,299       8,585,787
     Less accumulated depreciation                                             4,585,814       4,241,214
                                                                            ------------    ------------

                                                                               4,270,485       4,344,573
     Land                                                                        247,731         247,731
                                                                            ------------    ------------

                                                                               4,518,216       4,592,304
OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $931,440
         (unaudited) and $846,914 at December 31, 1997 and June 30, 1997         320,215         363,343
     Long-term investments                                                         8,013           8,013
                                                                            ------------    ------------

                                                                                 328,228         371,356
                                                                            ------------    ------------

                                                                            $ 12,331,256    $ 11,837,356
                                                                            ============    ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)

                                                                                December 31,      June 30,
                                                                                    1997            1997
                                                                               -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $   1,102,151    $     779,699

     Accrued expenses
         Payroll related                                                             369,572          324,381
         Restructuring charge                                                        101,911        1,521,107
         Other                                                                       214,980          213,425
                                                                               -------------    -------------

                Total current liabilities                                          1,788,614        2,838,612

DEFERRED INCOME TAXES                                                                211,000          211,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized; issued and outstanding 4,064,800 shares (unaudited) at December 31, 1997 and
         3,842,800 shares at June 30, 1997                                            40,648           38,428
     Additional paid-in capital                                                   11,843,619       10,476,428
     Unrealized losses on securities available-for-sale                              (12,485)         (33,372)
     Retained deficit                                                             (1,540,140)      (1,693,740)
                                                                               -------------    -------------

                                                                                  10,331,642        8,787,744
                                                                               -------------    -------------

                                                                               $  12,331,256    $  11,837,356
                                                                               =============    =============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three months ended                Six months ended
                                                               December 31,                     December 31,
                                                      -----------------------------     -----------------------------
                                                          1997             1996             1997             1996
                                                      ------------     ------------     ------------     ------------
Net sales                                             $  3,308,962     $  3,028,118     $  6,939,772     $  6,001,601
Cost of goods sold                                       2,362,392        1,938,591        4,784,343        3,836,985
                                                      ------------     ------------     ------------     ------------

        Gross profit                                       946,570        1,089,527        2,155,429        2,164,616

Operating expenses
     Sales and marketing                                   244,879          145,579          505,224          255,141
     General and administrative                            470,347          736,578        1,001,693        1,180,232
     Research and development                              261,737          411,726          508,329          911,928
                                                      ------------     ------------     ------------     ------------

                                                           976,963        1,293,883        2,015,246        2,347,301
                                                      ------------     ------------     ------------     ------------

        Earnings (loss) from operations                    (30,393)        (204,356)         140,183         (182,685)

Other income (expense)
     Interest income                                        13,565           (8,737)          19,837            8,018
     Dividend income                                         4,314           10,117           12,262           19,549
     Interest expense                                         (506)             (33)            (872)          (1,263)
     Other                                                  (4,750)            --             (9,810)          15,000
                                                      ------------     ------------     ------------     ------------

                                                            12,623            1,347           21,417           41,304
                                                      ------------     ------------     ------------     ------------

        Earnings (loss) before income taxes and
            equity in losses of unconsolidated
            subsidiary                                     (17,770)        (203,009)         161,600         (141,381)

Income tax expense (benefit)                               (19,677)             913            8,000            2,316
                                                      ------------     ------------     ------------     ------------

        Earnings (loss) before equity in losses of
            unconsolidated subsidiary                        1,907         (203,922)         153,600         (143,697)

Equity in losses of unconsolidated subsidiary                 --             60,402             --             83,243
                                                      ------------     ------------     ------------     ------------

        Net earnings (loss)                           $      1,907     $   (264,324)    $    153,600     $   (226,940)
                                                      ============     ============     ============     ============


Net earnings (loss) per share
     Basic                                            $       0.00     $      (0.07)    $       0.04     $      (0.06)
                                                      ============     ============     ============     ============
     Diluted                                          $       0.00     $      (0.07)    $       0.04     $      (0.06)
                                                      ============     ============     ============     ============

Weighted average shares outstanding
     Basic                                               4,062,354        3,835,989        3,952,586        3,835,973
                                                      ============     ============     ============     ============
     Diluted                                             4,081,219        3,835,989        3,975,411        3,835,973
                                                      ============     ============     ============     ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended December 31,
                                                                                   -----------------------------

                                                                                        1997             1996
                                                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings (loss)                                                           $    153,600     $   (226,940)

     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                               427,226          526,525
            Loss on sale of investments                                                   9,810             --
            Gain on sale of equipment                                                      --            (15,000)
            Equity in losses of unconsolidated subsidiary                                  --             83,243
            Changes in operating assets and liabilities:
                    Trade and other receivables                                        (496,923)        (192,612)
                    Refundable income taxes                                             328,094             --
                    Inventories                                                         106,020         (341,920)
                    Prepaid expenses and other                                          (41,171)         (38,808)
                    Accounts payable                                                    322,452          (75,124)
                    Accrued expenses                                                     (2,539)         220,896
                                                                                   ------------     ------------

                        Net cash provided by (used in) operating activities             806,569          (59,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                         (270,512)        (101,744)
     Proceeds from sale of equipment                                                       --             15,000
     Investment in patents and trademarks                                               (39,498)         (64,905)
     Sale of investments                                                                422,598             --
                                                                                   ------------     ------------

                        Net cash provided by (used in) investing activities             112,588         (151,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                              --              1,128
                                                                                   ------------     ------------

                        Net cash provided by financing activities                          --              1,128
                                                                                   ------------     ------------

                        Net increase (decrease) in cash and cash equivalents            919,157         (210,261)

Cash and cash equivalents at beginning of period                                        665,190          800,693
                                                                                   ------------     ------------

Cash and cash equivalents at end of period                                         $  1,584,347     $    590,432
                                                                                   ============     ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended December 31,
                                                                   -----------------------------

                                                                        1997            1996
                                                                   ------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                              $       872    $     5,957
      Income taxes                                                       10,676          6,000




SUPPLEMENTAL SCHEDULE OF NONCASH  ACTIVITIES:

Conversion of subsidiary's notes payable to shareholders' equity    $      --      $    83,595

Conversion of Pharmadyne minority shareholders'  interest in the
     Pharmadyne subsidiary into LecTec Corporation common stock     $ 1,369,411    $      --


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)

(1)   GENERAL

The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a wholly-owned owned subsidiary which was merged into LecTec Corporation on December 31, 1997. (See note 2 below.) All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three and six months ended December 31, 1997 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1997. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   PHARMADYNE CORPORATION AND RESTRUCTURING CHARGE

During fiscal 1997 the Company adopted a plan for eliminating the Pharmadyne Corporation subsidiary and recorded a nonrecurring restructuring charge of $2,180,353. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock. In October 1997, the Company issued 221,948 new shares of its common stock to acquire the minority interests in Pharmadyne. In November 1997, the newly issued shares were registered with the Securities and Exchange Commission. Effective October 2, 1997, Pharmadyne became a wholly-owned subsidiary of the Company and on December 31, 1997, Pharmadyne Corporation was merged into LecTec Corporation.

(3)   RECENTLY ADOPTED ACCOUNTING STANDARD

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. For the three months and six months ended December 31, 1997, 18,865 and 22,825 shares of common stock equivalents were included in the computation of diluted net earnings per share. For the three months and six months ended December 31, 1996 no shares of common stock equivalents were included in the computation of diluted net loss per share. Options to purchase 740,650 and 629,627 shares of common stock with a weighted average exercise price of $8.48 and $9.34 were outstanding during the three months ended December 31, 1997 and 1996 and options to purchase 667,424 and 379,814 shares of common stock with a weighted average exercise price of $8.73 and $9.71 were outstanding during the six months ended December 31, 1997 and 1996, but were excluded from the computation of common share equivalents because they were antidilutive.

(4)   NEW ACCOUNTING PRONOUNCEMENTS

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

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

RESULTS OF OPERATIONS

NET SALES

Net sales for the second quarter of fiscal 1998 were $3,308,962 compared to net sales of $3,028,118 for the second quarter of fiscal 1997, an increase of 9.3%. The increase was primarily the result of increased medical tape sales. Conductive product sales, the Company's largest product group, increased by 5.0% from the prior year while medical tape product sales, the Company's second largest product group, increased by 36.6% and therapeutic product sales decreased by 68.3%. The conductive sales increase was primarily the result of increased volumes to existing customers. Medical tape sales increased primarily due to increased sales volume to a number of customers, including a large customer who purchases intermittently, which more than offset the absence of sales in fiscal 1998 to a customer who discontinued their medical tape business. The therapeutic sales decrease was due to the absence of analgesic patch sales to the Company's two major distributors in the second quarter of fiscal 1998.

Net sales for the first six months of fiscal 1998 were $6,939,772 compared to net sales of $6,001,601 for the first six months of fiscal 1997, an increase of 15.6%. The increase was primarily the result of increased medical tape product sales. Conductive product sales increased by 4.7% from the prior year while medical tape product sales increased by 37.9% and therapeutic product sales increased by 28.2%. The conductive and medical tape sales increases for the first six months were primarily due to the same factors as the sales increases for the second quarter. The therapeutic sales increase for the first six months of fiscal 1998 was primarily the result of increased analgesic patch sales volume in the first quarter which more than offset decreased sales of corn, callous and wart remover products.

GROSS PROFIT

Gross profit for the second quarter of fiscal 1998 was $946,570 compared to $1,089,527 for the second quarter of fiscal 1997. Gross profit as a percent of net sales for the second quarter of fiscal 1998 was 28.6% compared to 36.0% for the second quarter of fiscal 1997. The decrease in gross profit percent for the quarter resulted primarily from a shift in labor costs from research and development to manufacturing, and a shift in the sales mix from higher margin conductive and therapeutic products to lower margin medical tape products.

Gross profit for the first six months of fiscal 1998 was $2,155,429 compared to $2,164,616 for the first six months of fiscal 1997. Gross profit as a percent of net sales for the first six months of fiscal 1998 was 31.1% compared to 36.1% for the first six months of fiscal 1997. The decrease in gross profit percent for the first six months resulted primarily from a shift in the sales mix from higher margin conductive and therapeutic products to lower margin medical tape products, a shift in labor costs from research and development to manufacturing, and increased overtime and incentive labor costs necessary to meet peak production levels.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $244,879 and $145,579 for the second quarters of fiscal 1998 and 1997, and as a percentage of net sales, were 7.4% and 4.8%. Sales and marketing expenses were $505,224 and $255,141 for the first six months of fiscal 1998 and 1997, and as a percentage of net sales, were 7.3% and 4.3%. The increase in sales and marketing expense for both the quarter and the first six months was primarily due to staffing level increases and increased sales promotion and consulting expenses. The Company anticipates that due to increased sales and marketing efforts, future sales and marketing expense as a percent of sales will be comparable to the second quarter and first six months of fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $470,347 and $736,578 for the second quarters of fiscal 1998 and 1997, and as a percentage of net sales, were 14.2% and 24.3%. General and administrative expenses were $1,001,693 and $1,180,232 for the first six months of fiscal 1998 and 1997, and as a percentage of net sales, were 14.4% and 19.7%. The decrease in general and administrative expenses for both the quarter and the first six months was primarily due to lower legal fees associated with Pharmadyne, lower fees associated with executive recruitment and no goodwill amortization.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the second quarters of fiscal 1998 and 1997 were $261,737 and $411,726, and as a percentage of net sales, were 7.9% and 13.6%. Research and development expenses for the first six months of fiscal 1998 and 1997 were $508,329 and $911,928, and as a percentage of net sales, were 7.3% and 15.2%. The decrease in research and development expense for both the quarter and first six months primarily reflects reductions in research costs associated with the internal development of the cotinine-based smoking cessation product as well as a shift in labor costs to manufacturing as discussed above. The Company is pursuing potential strategic partners to assist in the further development and potential ultimate commercialization of a cotinine-based pill.

OTHER INCOME (EXPENSE)

Other income increased in the second quarter of fiscal 1998 to $12,623 from $1,347 in the second quarter of 1997. The increase in other income for the quarter was primarily due to increased interest income. Other income decreased in the first six months of fiscal 1998 to $21,417 from $41,304 in the first six months of fiscal 1997. Other income was lower in fiscal 1998 primarily due to a gain on the sale of equipment present in fiscal 1997.

EARNINGS (LOSS) BEFORE INCOME TAXES AND EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY

The loss before income taxes and equity in losses of an unconsolidated subsidiary was $17,770 for the second quarter of fiscal 1998 compared to a loss of $203,009 for the second quarter of 1997. The loss for the current quarter was less than the prior year primarily due to decreased operating expenses which more than offset a decline in the gross margin. For the first six months of fiscal 1998 earnings before income taxes and equity in losses of an unconsolidated subsidiary were $161,600 as compared to a loss before income taxes and equity in losses of an unconsolidated subsidiary of $141,381 in the prior year. Earnings for the first six months of the current year, as compared to a loss in the prior year, were also primarily the result of decreased operating expenses which more than offset a decline in the gross profit percent.

INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax benefit of $19,677 in the second quarter of fiscal 1998 compared to income tax expense of $913 in 1997. For the first six months of fiscal 1998 the Company recorded income tax expense of $8,000 compared to income tax expense in the first six months of the prior year of $2,316. Amounts recorded in the second quarter and first six months of both fiscal years reflect minimal income tax expense due to the utilization of NOL carryforwards.

EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY

In fiscal 1996, the Company contributed the direct marketing related assets of Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. This investment was accounted for using the equity method. During the second quarter and first six months of fiscal 1997, the Company recorded $60,402 and $83,243 of equity in the losses of Natus L.L.C. The investment in Natus L.L.C. was fully written off in the third quarter of fiscal 1997.

EFFECT OF INFLATION

Inflation has not had a significant impact on the Company as it has generally had an immaterial impact on the costs of materials and other expenses.

NET EARNINGS (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year net earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1998 cash and cash equivalents increased by $919,157 to $1,584,347 at December 31, 1997. Short and long-term investments decreased by $411,521 to $174,079 during the first six months of fiscal 1998 due primarily to the sale of investments. Trade accounts receivable increased by $500,069 to $2,679,053 during the first six months of fiscal 1998 due primarily to increased sales in the month of December. Refundable income taxes decreased by $328,594 due to receipt of an income tax refund in October 1997. Accounts payable increased by $322,452 to $1,102,151 during the first six months of fiscal 1998 primarily due to a planned increase in the average number of days outstanding before payment. Capital spending for plant renovations, upgrades and various equipment totaled $270,512 for the first six months of fiscal 1998. There were no material commitments for capital expenditures at December 31, 1997.

Working capital, at the end of the first six months of fiscal 1998, had increased to $5,696,198 from $4,035,084 at the end of fiscal 1997. The Company had a current ratio at the end of the first six months of fiscal 1998 of 4.2 as compared to 2.4 at the end of fiscal 1997. The increase in working capital and improved current ratio as of December 31, 1997 resulted primarily from the reduction of the accrued restructuring charge at June 30, 1997 due to the issuance of LecTec Corporation common stock to the Pharmadyne minority shareholders. (See note 2 of the Notes to Consolidated Financial Statements.)

The Company had no short or long-term debt as of December 31, 1997. During August 1997, the Company obtained an unsecured $1,000,000 working capital line of credit which expires in September 1998. The previous working capital line of credit expired January 1, 1997. There were no borrowings outstanding on the line of credit during the first six months of fiscal 1998 nor during all of fiscal 1997. Shareholders' equity increased by $1,543,898 to $10,331,642 during the first six months of fiscal 1998 due primarily to the issuance of LecTec Corporation common stock in connection with the acquisition of the minority interest in Pharmadyne Corporation. (See note 2 of the Notes to Consolidated Financial Statements.)

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

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None.

Item 2.     CHANGES IN SECURITIES

            There have been no changes in the rights of security holders.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Regular Annual Meeting of Shareholders of the Company was held on November 20, 1997. The following matters were voted on by
            Shareholders:

            1. The election of seven directors to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

            2. The ratification of the appointment of Grant Thornton LLP as the Company's independent auditor for the Company's current fiscal year.

            The results of the voting on these matters were as follows:

            1.    Board of Directors:

                                                        Withhold
                                           For          Authority        Total
                                           ---          ---------        -----

            Lee M. Berlin               2,960,495        519,052       3,479,547
            Alan C. Hymes, M.D.         3,407,538         72,009       3,479,547
            Paul O. Johnson             2,975,333        504,214       3,479,547
            Bert J. McKasy              3,437,282         42,265       3,479,547
            Marilyn K. Speedie, Ph.D.   3,444,307         35,240       3,479,547
            Donald C. Wegmiller         3,444,327         35,220       3,479,547
            Rodney A. Young             3,442,548         36,999       3,479,547


            2. Appointment of Grant Thornton LLP as independent auditor for the Company:

                                                          Against/
                                           For            Abstain        Total
                                           ---            -------        -----

                                        3,432,768         46,779       3,479,547

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      EXHIBITS

                     Financial data schedule.

            (b)      REPORTS ON FORM 8-K

                     None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LECTEC CORPORATION


Date  February 13, 1998                     /s/ Rodney A. Young
     -------------------    ---------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President


Date  February 13, 1998                    /s/ Deborah L. Moore
     -------------------    ---------------------------------------------------
                                 Deborah L. Moore, Chief Financial Officer