Form 10-Q
period 1998-03-31
LECTEC CORP /MN/
filed 1998-05-15
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

Yes [X]   No [ ]

The number of shares outstanding of the registrant's common stock as of May 12, 1998 was 4,054,766 shares.

                               LECTEC CORPORATION

        FORM 10-Q - REPORT FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements and Notes to Financial Statements. . . . . .  I-1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . I-8

Item 3.  Quantitative and Qualitative Disclosures About Market Risks . . .  I-11


     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . II-1

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . II-1

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . II-1

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  II-1

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  II-1

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . II-1

         Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . .II-2

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)

                                                                               March 31,           June 30,
                                                                                 1998                1997
                                                                              -----------        -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                $ 1,609,537        $   665,190
     Short-term investments                                                          --              577,587
     Receivables
         Trade, net of allowances of $102,352 (unaudited) and $67,126
            at March 31, 1998 and June 30, 1997                                 3,270,236          2,178,984
         Refundable income taxes                                                   70,266            401,263
         Other                                                                     20,119             22,780
                                                                              -----------        -----------

                                                                                3,360,621          2,603,027
     Inventories
         Raw materials                                                          1,239,376          1,655,924
         Work-in-process                                                           86,975            184,208
         Finished goods                                                           413,385            736,889
                                                                              -----------        -----------

            Total inventories                                                   1,739,736          2,577,021

     Prepaid expenses and other                                                   178,781             84,871

     Deferred income taxes                                                        351,000            366,000
                                                                              -----------        -----------

                Total current assets                                            7,239,675          6,873,696

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements                                                  1,807,086          1,635,157
     Equipment                                                                  6,754,696          6,578,960
     Furniture and fixtures                                                       372,530            371,670
                                                                              -----------        -----------

                                                                                8,934,312          8,585,787
     Less accumulated depreciation                                              4,759,960          4,241,214
                                                                              -----------        -----------

                                                                                4,174,352          4,344,573
     Land                                                                         247,731            247,731
                                                                              -----------        -----------

                                                                                4,422,083          4,592,304
OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $966,424
         (unaudited) and $846,914 at March 31, 1998 and June 30, 1997             293,031            363,343
     Long-term investments                                                          8,013              8,013
                                                                              -----------        -----------

                                                                                  301,044            371,356
                                                                              -----------        -----------

                                                                              $11,962,802        $11,837,356
                                                                              ===========        ===========


See Accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   (Unaudited)

                                                                                     March 31,              June 30,
                                                                                       1998                  1997
                                                                                   ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $  1,052,749         $    779,699

     Accrued expenses
         Payroll related                                                                313,308              324,381
         Restructuring charge                                                            82,416            1,521,107
         Other                                                                          207,886              213,425
                                                                                   ------------         ------------

                Total current liabilities                                             1,656,359            2,838,612

DEFERRED INCOME TAXES                                                                   211,000              211,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized; issued and outstanding 4,064,800 shares (unaudited) at March 31, 1998 and
         3,842,800 shares at June 30, 1997                                               40,648               38,428
     Additional paid-in capital                                                      11,893,619           10,476,428
     Unrealized losses on securities available-for-sale                                  (9,171)             (33,372)
     Retained deficit                                                                (1,829,653)          (1,693,740)
                                                                                   ------------         ------------

                                                                                     10,095,443            8,787,744
                                                                                   ------------         ------------

                                                                                   $ 11,962,802         $ 11,837,356
                                                                                   ============         ============


See Accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                              Three months ended                   Nine months ended
                                                                  March 31,                            March 31,
                                                       ------------------------------      ------------------------------
                                                            1998             1997               1998             1997
                                                       ------------      ------------      ------------      ------------


Net sales                                              $  3,256,759      $  3,034,079      $ 10,196,531      $  9,035,680
Cost of goods sold                                        2,521,775         1,996,535         7,306,118         5,833,520
                                                       ------------      ------------      ------------      ------------

         Gross profit                                       734,984         1,037,544         2,890,413         3,202,160

Operating expenses
     Sales and marketing                                    192,875           102,669           698,099           357,810
     General and administrative                             574,155           556,021         1,575,848         1,736,253
     Research and development                               280,411           316,524           788,740         1,228,452
     Restructuring charge                                      --           1,500,000              --           1,500,000
                                                       ------------      ------------      ------------      ------------

                                                          1,047,441         2,475,214         3,062,687         4,822,515
                                                       ------------      ------------      ------------      ------------

         Loss from operations                              (312,457)       (1,437,670)         (172,274)       (1,620,355)

Other income (expense), net                                  21,205            12,990            42,622            54,294
                                                       ------------      ------------      ------------      ------------

         Loss before income taxes and equity
            in losses of unconsolidated subsidiary         (291,252)       (1,424,680)         (129,652)       (1,566,061)

Income tax expense (benefit)                                 (1,739)            1,693             6,261             4,009
                                                       ------------      ------------      ------------      ------------

         Loss before equity in losses of
            unconsolidated subsidiary                      (289,513)       (1,426,373)         (135,913)       (1,570,070)

Equity in losses of unconsolidated subsidiary                  --              42,824              --             129,067
                                                       ------------      ------------      ------------      ------------

         Net loss                                      $   (289,513)     $ (1,469,197)     $   (135,913)     $ (1,699,137)
                                                       ============      ============      ============      ============


Net loss per share
     Basic                                             $      (0.07)     $      (0.38)     $      (0.03)     $      (0.44)
                                                       ============      ============      ============      ============
     Diluted                                           $      (0.07)     $      (0.38)     $      (0.03)     $      (0.44)
                                                       ============      ============      ============      ============

Weighted average shares outstanding
     Basic                                                4,064,766         3,835,989         3,989,433         3,835,978
                                                       ============      ============      ============      ============
     Diluted                                              4,064,766         3,835,989         3,989,433         3,835,978
                                                       ============      ============      ============      ============


See Accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Nine Months Ended March 31,
                                                                                 ----------------------------

                                                                                    1998              1997
                                                                                 -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $  (135,913)     $(1,696,137)

     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                                            638,256          797,091
            Warrants granted for services                                             33,401             --
            Loss on sale of investments                                               10,915             --
            Deferred income taxes                                                     15,000           88,000
            Gain on sale of equipment                                                   --            (15,000)
            Equity in losses of unconsolidated subsidiary                               --            126,067
            Restructuring charge                                                        --          1,500,000
            Changes in operating assets and liabilities:
                    Trade and other receivables                                   (1,088,591)        (369,318)
                    Refundable income taxes                                          309,653             --
                    Inventories                                                      837,285         (431,636)
                    Prepaid expenses and other                                       (77,311)          (6,819)
                    Accounts payable                                                 273,050           (8,232)
                    Accrued expenses                                                 (64,548)         (48,596)
                                                                                 -----------      -----------

                        Net cash provided by (used in) operating activities          751,197          (64,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                      (348,525)        (148,725)
     Proceeds from sale of equipment                                                    --             15,000
     Investment in patents and trademarks                                            (49,198)         (83,019)
     Sale of investments                                                             590,873             --
                                                                                 -----------      -----------

                        Net cash provided by (used in) investing activities          193,150         (216,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                           --              1,128
                                                                                 -----------      -----------

                        Net cash provided by financing activities                       --              1,128
                                                                                 -----------      -----------

                        Net increase (decrease) in cash and cash equivalents         944,347         (280,196)

Cash and cash equivalents at beginning of period                                     665,190          800,693
                                                                                 -----------      -----------

Cash and cash equivalents at end of period                                       $ 1,609,537      $   520,497
                                                                                 ===========      ===========


See Accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine Months Ended March 31,
                                                                     -------------------------

                                                                        1998           1997
                                                                     ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                               $    1,106     $    5,996
      Income taxes                                                       16,732          6,000





SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of subsidiary's notes payable to shareholders' equity     $     --       $   83,595

Conversion of Pharmadyne minority shareholders' interest in the
     Pharmadyne subsidiary into LecTec Corporation common stock      $1,369,411     $     --

Warrants granted for future services                                 $   16,599     $     --


See Accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

(1)   GENERAL

The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a wholly-owned subsidiary which was merged into LecTec Corporation on December 31, 1997. (See note 2 below.) All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three and nine months ended March 31, 1998 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1997. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.


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


(3)   STOCK REPURCHASE PROGRAM

In April 1998, The Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.3% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions.

(4)   RECENTLY ADOPTED ACCOUNTING STANDARD

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options to purchase 893,652 and 625,249 shares of common stock with a weighted average exercise price of $7.90 and $9.33 were outstanding during the three months ended March 31, 1998 and 1997 and options to purchase 742,833 and 461,625 shares of common stock with a weighted average exercise price of $8.40 and $9.54 were outstanding during the nine months ended March 31, 1998 and 1997, but were excluded from the computation of diluted net earnings (loss) because they were antidilutive.

(5)   NEW ACCOUNTING PRONOUNCEMENTS

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

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

RESULTS OF OPERATIONS

NET SALES

Net sales for the third quarter of fiscal 1998 were $3,256,759 compared to net sales of $3,034,079 for the third quarter of fiscal 1997, an increase of 7.3%. The increase was primarily the result of increased medical tape sales. Conductive product sales, the Company's largest product group, increased by 3.7% from the prior year while medical tape product sales, the Company's second largest product group, increased by 57.1% and therapeutic product sales decreased by 75.3%. The conductive sales increase was primarily the result of increased volumes to existing customers. Medical tape sales increased primarily due to increased sales to a large customer who purchases intermittently. The therapeutic sales decrease was primarily due to the absence of analgesic patch sales to the Company's two major distributors in the third quarter of fiscal 1998. The Company is working to expand channels of distribution for its analgesic pain patches and plans to assume responsibility for retail sales from one of its major distributors.

Net sales for the first nine months of fiscal 1998 were $10,196,531 compared to net sales of $9,035,680 for the first nine months of fiscal 1997, an increase of 12.9%. The increase was primarily the result of increased medical tape product sales. Conductive product sales increased by 4.4% from the prior year while medical tape product sales increased by 44.6% and therapeutic product sales decreased by 22.7%. The conductive and medical tape sales increases for the first nine months were primarily due to the same factors as the sales increases for the third quarter. The therapeutic sales decrease for the first nine months of fiscal 1998 was primarily due to a customer's delay of an order for wart remover product into the fourth quarter of fiscal 1998.

GROSS PROFIT

Gross profit for the third quarter of fiscal 1998 was $734,984 compared to $1,037,544 for the third quarter of fiscal 1997. Gross profit as a percent of net sales for the third quarter of fiscal 1998 was 22.6% compared to 34.2% for the third quarter of fiscal 1997. The decrease in gross profit percent for the quarter resulted primarily from a shift in the sales mix from higher margin conductive and therapeutic products to lower margin medical tape products, and increased material costs.

Gross profit for the first nine months of fiscal 1998 was $2,890,413 compared to $3,202,160 for the first nine months of fiscal 1997. Gross profit as a percent of net sales for the first nine months of fiscal 1998 was 28.3% compared to 35.4% for the first nine months of fiscal 1997. The decrease in gross profit percent for the first nine months resulted primarily from a shift in the sales mix from higher margin conductive and therapeutic products to lower margin medical tape products, increased material costs, and a shift in labor costs from research and development to manufacturing.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $192,875 and $102,669 for the third quarters of fiscal 1998 and 1997, and as a percentage of net sales, were 5.9% and 3.4%. Sales and marketing expenses were $698,099 and $357,810 for the first nine months of fiscal 1998 and 1997, and as a percentage of net sales, were 6.8% and 4.0%. The increase in sales and marketing expense for both the quarter and the first nine months was primarily due to staffing level increases, and increased sales promotion and consulting expenses. The Company anticipates that due to increased sales and marketing efforts, particularly marketing programs associated with the analgesic pain patch, sales and marketing expenses will continue to increase as a percent of sales for the next several quarters. However, the Company also expects the gross margin on patch sales to increase since the Company will be selling directly to retail outlets and consumers rather than selling exclusively to distributors.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $574,155 and $556,021 for the third quarters of fiscal 1998 and 1997, and as a percentage of net sales, were 17.6% and 18.3%. General and administrative expenses were $1,575,848 and $1,736,253 for the first nine months of fiscal 1998 and 1997, and as a percentage of net sales, were 15.5% and 19.2%. The increase in general and administrative expenses for the quarter was primarily due to increased staffing levels and legal fees which were partially offset by no goodwill amortization. The decrease in general and administrative expenses for the first nine months was primarily due to lower legal fees associated with Pharmadyne, lower fees associated with executive recruitment and no goodwill amortization.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the third quarters of fiscal 1998 and 1997 were $280,411 and $316,524, and as a percentage of net sales, were 8.6% and 10.4%. Research and development expenses for the first nine months of fiscal 1998 and 1997 were $788,740 and $1,228,452, and as a percentage of net sales, were 7.7% and 13.6%. The decrease in research and development expense for both the quarter and first nine months primarily reflects reductions in research costs associated with the internal development of the cotinine-based smoking cessation product as well as a shift in labor costs to manufacturing as discussed above. The Company is pursuing potential strategic partners to assist in the further development and potential ultimate commercialization of a cotinine-based pill.

RESTRUCTURING CHARGE

During fiscal 1997 the Company adopted a plan for eliminating the Pharmadyne Corporation subsidiary and recorded a nonrecurring restructuring charge of $2,180,353. $1,500,000 of this charge was recorded in the third quarter of fiscal 1997 and $680,353 was recorded in the fourth quarter of fiscal 1997. Effective October 2, 1997, Pharmadyne became a wholly-owned subsidiary of the Company and on December 31, 1997, Pharmadyne Corporation was merged into LecTec Corporation.

LOSS BEFORE INCOME TAXES AND EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY

The loss before income taxes and equity in losses of an unconsolidated subsidiary was $291,252 for the third quarter of fiscal 1998 compared to a loss of $1,424,680 for the third quarter of 1997. The loss for the third quarter was less than the prior year primarily due to the restructuring charge in 1997 which more than offset a decline in the gross margin in fiscal 1998. For the first nine months of fiscal 1998 the loss before income taxes and equity in losses of an unconsolidated subsidiary was $129,652 as compared to a loss of $1,566,061 in the prior year. The loss for the first nine months was less than the prior year primarily due to the restructuring charge in 1997 which more than offset a decline in the gross margin in fiscal 1998.

INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax benefit of $1,739 in the third quarter of fiscal 1998 compared to income tax expense of $1,693 in 1997. For the first nine months of fiscal 1998 the Company recorded income tax expense of $6,261 compared to income tax expense in the first nine months of the prior year of $4,009. Amounts recorded in the third quarter and first nine months of both fiscal years reflect minimal income tax expense due to the utilization of NOL carryforwards.

EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY

In fiscal 1996, the Company contributed the direct marketing related assets of Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. This investment was accounted for using the equity method. During the third quarter and first nine months of fiscal 1997, the Company recorded $42,824 and $129,067 of equity in losses of Natus L.L.C. The investment in Natus L.L.C. was fully written off in the third quarter of fiscal 1997.

NET LOSS PER SHARE

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



LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1998 cash and cash equivalents increased by $944,347 to $1,609,537 at March 31, 1998. Short and long-term investments decreased by $577,587 to $8,013 during the first nine months of fiscal 1998 due to the sale of investments. Trade accounts receivable increased by $1,091,252 to $3,270,236 during the first nine months of fiscal 1998 due primarily to increased sales in the month of March and extended terms to a large customer. Refundable income taxes decreased by $330,997 due to the receipt of income tax refunds. Inventories decreased by $837,285 to $1,739,736 during the first nine months of fiscal 1998 due to the implementation of programs designed to more effectively manage raw material inventories. Accounts payable increased by $273,050 to $1,052,749 during the first nine months of fiscal 1998 primarily due to a planned increase in the average number of days outstanding before payment. Capital spending for plant renovations, upgrades and various equipment totaled $348,525 for the first nine months of fiscal 1998. There were no material commitments for capital expenditures at March 31, 1998.

In April 1998, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares to be funded with internally generated funds. (See note 3 of the Notes to Consolidated Financial Statements.) As of May 12, 1998 the Company has repurchased 10,000 shares of common stock under the program for an aggregate purchase price of approximately $44,000.

Working capital, at the end of the first nine months of fiscal 1998, had increased to $5,583,316 from $4,035,084 at the end of fiscal 1997. The Company had a current ratio at the end of the first nine months of fiscal 1998 of 4.4 as compared to 2.4 at the end of fiscal 1997. The increase in working capital and improved current ratio as of March 31, 1998 resulted primarily from the reduction of the accrued restructuring charge at June 30, 1997 due to the issuance of LecTec Corporation common stock to the Pharmadyne minority shareholders. (See note 2 of the Notes to Consolidated Financial Statements.)

The Company had no short or long-term debt as of March 31, 1998. During August 1997, the Company obtained an unsecured $1,000,000 working capital line of credit which expires in September 1998. The previous working capital line of credit expired January 1, 1997. There were no borrowings outstanding on the line of credit during the first nine months of fiscal 1998 nor during all of fiscal 1997. Shareholders' equity increased by $1,307,699 to $10,095,443 during the first nine months of fiscal 1998 due primarily to the issuance of LecTec Corporation common stock in connection with the acquisition of the minority interest in Pharmadyne Corporation.(See note 2 of the Notes to Consolidated Financial Statements.)

Management believes that internally-generated cash-flow and the existing short-term line of credit will be sufficient to support anticipated operating and capital spending requirements for the foreseeable future.

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




PART I - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              None.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not applicable.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

Item 5.       OTHER INFORMATION

              Not applicable.


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




LECTEC CORPORATION



Date  May 14, 1998                           /s/ Rodney A. Young
      ------------          ----------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President



Date  May 14, 1998                           /s/ Deborah L. Moore
      ------------          ----------------------------------------------------
                                   Deborah L. Moore, Chief Financial Officer