Form 10-K
period 1998-06-30
LECTEC CORP /MN/
filed 1998-09-28
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               --------------------
                                    FORM 10-K
                               --------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
      _________________.

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

                                   ----------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par
value $0.01 per share.

                                   ----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 22, 1998 was $10,074,405 based upon the last reported sale price of the Common Stock at that date by the Nasdaq Stock Market.

         The number of shares outstanding of the Registrant's Common Stock as of September 22, 1998 was 3,945,129 shares.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held November 19, 1998 (1998 Proxy Statement).

                                     PART I

ITEM 1.           BUSINESS

GENERAL
         LecTec Corporation (the "Company") designs, manufactures and markets resting diagnostic (ECG or "electrocardiograph") electrodes, conductive and non-conductive adhesive hydrogels, medical tapes and patches for the topical application of over-the-counter (OTC) drugs and therapeutic and skin care compounds. The Company markets its products to medical product distributors, physician clinics, hospital purchasing groups, hospitals, consumers through retail distribution channels, original equipment manufacturers (OEMs) and direct selling groups. All of the products manufactured by the Company are designed to be highly compatible with skin, the largest organ of the human body.
         The Company developed one of the first solid gel disposable ECG electrodes, which did not require the use of aqueous conductive gels in order to maintain contact with the skin. The Company has since continued to develop, manufacture and market electrodes as well as hydrogels, medical tapes, topical drug delivery systems, patches and therapeutic products. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for electrical conductivity and skin compatibility. The Company holds multiple domestic and foreign patents.
         The Company, through its research and development efforts, is investigating new products for topical drug delivery, new conductive adhesive hydrogel polymers, medical tapes and wound care treatments, as well as a smoking cessation pill. In addition, existing technologies are being refined to focus on new products targeting new customers and new markets.
         The Company was organized in 1977 as a Minnesota corporation. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (612) 933-2291.


PRODUCTS

         The Company's core competency is skin interface technology. This competency results in products which are chemically compatible with human skin, thereby reducing or eliminating skin irritation and reducing damage to the skin as well as the risk of infection. The electrical properties, adhesive characteristics, product dimensions, drug stability, shelf life and manufacturability are highly consistent and reproducible from product to product.

CONDUCTIVE PRODUCTS

         The Company's conductive products include diagnostic electrodes and electrically conductive adhesive hydrogels.
         The Company applies its patented conductive, skin compatible, adhesive hydrogel technology to cardiac diagnostic electrodes. The Company's patented natural and synthetic-based hydrogel polymers are self-adherent and are capable of being made electrically conductive. Using natural-based polymers, the Company developed the first solid gel disposable resting diagnostic ECG electrodes. All of the Company's electrodes meet or exceed all national and international performance standards.
         The solid gel design of the Company's electrodes provides more consistent electrical performance and eliminates clean-up time. Currently the Company has three different types of diagnostic electrodes: T-1000 Plus, a disposable electrode made of natural polymer solid gel with gentle adhesion; MP-3000 and 3009, synthetic solid gel electrodes with higher levels of adhesion which meet all AAMI (American Association for Medical Instrumentation) standards including defibrillation recovery; and AG4000, a synthetic solid gel, silver substrate electrode which also meets all AAMI standards including defibrillation recovery.

         The Company pioneered hydrogel technology and manufactures synthetic and natural-based hydrogels. These hydrogels are resistant to dehydration, evaporation and changes in electrical and physical properties. Hydrogels are also used to deliver specific medications to the skin for topical use. Hydrogels are manufactured with various levels of conductivity as well as with varying degrees of self-adhesive properties, for diagnostic electrodes, electrosurgical grounding pads, external defibrillation, pacing and monitoring electrodes, TENS (Transcutaneous Electronic Nerve Stimulation) products and iontophoretic return electrodes.
         Sales of conductive products accounted for approximately 61%, 63% and 61% of the Company's total sales for fiscal years 1998, 1997 and 1996.

MEDICAL TAPE PRODUCTS

         The Company manufactures and markets hypoallergenic medical tape products in various individual slit roll widths and in large jumbo rolls for the world market. The Company's medical tape business includes the U.S. healthcare market (hospitals and alternate care segments), the U.S. consumer market and the international healthcare market. The Company's medical tape product line is comprised of the standard paper, plastic and cloth products widely used in the healthcare industry.
         The Company manufactures and markets the individual slit roll widths under the private label brand names of customers and under the LecTec brand name. The large jumbo rolls are converted by the customer into individual slit roll widths for ultimate sale to consumers.
         Sales of medical tapes accounted for approximately 32%, 25% and 24% of the Company's total sales for fiscal years 1998, 1997 and 1996.

THERAPEUTIC PRODUCTS

         The Company manufactures and markets patches for the topical application of OTC drugs and other therapeutic and skin care compounds. Therapeutic products use a hydrogel based, breathable backed skin interface system that delivers drugs and other therapeutic compounds onto the skin. Products currently manufactured using the adhesive-based patch technology are analgesic patches for localized pain relief, a recently launched cough suppressant patch, wart removers, as well as a corn and callus remover. These products are marketed as OTC products. The family of patches is marketed under the LecTec brand name TheraPatch(R).
         Sales of therapeutic products accounted for approximately 7%, 12% and 15% of the Company's total sales for fiscal years 1998, 1997 and 1996.


CUSTOMERS

         Burdick Corporation accounted for 18%, 19% and 17% of the Company's total sales for the fiscal years 1998, 1997 and 1996. The Company sold its products to approximately 190, 140 and 150 active customers during 1998, 1997 and 1996. The Company's backlog orders (purchase orders received from customers for future shipment) as of August 12, 1998 totaled $911,000 (all of which the Company expects to fill in fiscal 1999), compared with approximately $1,663,000 on August 12, 1997.


GOVERNMENTAL AND ENVIRONMENTAL REGULATION

         Design development planning, clinical testing, manufacturing, packaging, labeling and distribution of the Company's products are subject to federal (FDA - Food and Drug Administration), state, local and foreign regulation. The Company's electrodes under current FDA policy are marketed pursuant to Section 510(k) notification, which is a means of obtaining FDA clearance to market a medical device. Additionally, all LecTec branded electrodes are CE Marked, indicating they are in conformance to the European Union Medical Device Directive 93/42/EEC. The Company's topical drug products are marketed under the applicable existing FDA OTC monographs. Any new drug and transdermal new drug development is marketed after approval of a New Drug Application (NDA) containing full reports of detailed laboratory and clinical investigations on laboratory animals and human patients.

         The Company does not use solvents in the manufacturing of its products that have an adverse effect on the environment. The Company does not anticipate any major expenditure for environmental controls during the next fiscal year.



COMPETITION

         The markets for electrodes, hydrogels, medical tapes and topical drug delivery patches are highly competitive. Firms in the medical, OEM and consumer industries compete on the basis of product performance, pricing, distribution and service. Many of the Company's major competitors have significantly greater financial, marketing and technological resources than the Company. However, the Company believes that it competes on the basis of proprietary technology, flexibility, customer focus, an experienced executive team and its ability to manufacture and market its products to targeted market segments.
         Over the past several years there has been a number of mergers within the electrode and hydrogel industries, resulting in fewer but larger competitors. The Company has also noted a consolidation of customers and reduction in the number of manufacturers of medical tapes.
         The Company's dominant competitor for hydrogel sales is the Ludlow division of Tyco, Inc., and the dominant competitors for medical tape sales are 3M Company and Johnson & Johnson. The Company's OTC TheraPatch family of analgesic and cough suppressant patches competes with ointments, lotions and creams manufactured by various competitors including Hisamitsu Pharmaceutical Co, Inc.



PATENTS AND TRADEMARKS


         The Company has U.S. and foreign patents on adhesive hydrogels, electrodes, transdermal and topical delivery systems and tape structures. Twenty-seven active U.S. patents and twenty-five active international patents are currently assigned or licensed to the Company. Seven U.S. patents and two international patents were issued to the Company during fiscal 1998. Twelve U.S. and foreign applications are pending. The patents most pertinent to the Company's major products have a remaining duration ranging from two to sixteen years. Only one of these patents has a remaining duration of less than five years and the expiration of this patent is not expected to have a material effect on the Company's proprietary position.
         One trademark registration was received in fiscal 1998. Four trademark registrations are pending.
         The Company expects that its products will be subject to continuous modifications due to improvements in materials and technological advances in the market for medical products. Therefore, the Company's continued success does not depend solely upon ownership of patents, but upon technical expertise, creative skills and the ability to forge these talents into the timely release of new products into the marketplace.
         The Company uses both patents and trade secrets to protect its proprietary property and information. In addition, the Company monitors competitive products and patent publications to be aware of potential infringement of its rights.


RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new and improved products and new technologies.
         The Company may develop products internally, jointly with corporations and/or with inventors from outside the Company. The Company may then market resulting products, by sponsoring partners or through a marketing arrangement with an appropriate distributor. Research and development contract opportunities are evaluated on an individual basis.
         Research and development resources are being used to fund development of new topical patch products, conductive products, medical tapes and a cotinine based smoking cessation product.

         The Company believes that cotinine is a promising non-nicotine drug for use in treating tobacco withdrawal symptoms. Because of the additional cost associated with the remaining clinical work on cotinine, the Company is actively seeking outside partners to help fund this development and move this non-nicotine program to completion.
         During fiscal years 1998, 1997 and 1996, the Company spent approximately $1,037,000, $1,515,000 and $1,975,000 on research and development.


MARKETING AND MARKETING STRATEGY

         The Company markets and sells its products to medical products distributors, physician clinics, hospital purchasing organizations, hospitals, long-term care facilities, consumers through retail outlets (food, chain drug and discount stores) and original equipment manufacturers (OEMs).
         The Company implemented a proactive marketing and sales strategy to expand its sales to existing customers and to develop a base of new customers. The Company also continues to execute a balanced distribution strategy, consisting of traditional private label distribution and the new LecTec TheraPatch brand strategy. This balanced approach is designed to increase penetration into current markets, while allowing the Company to move into several highly promising new markets for its electrode, medical tape and patch products.
         A major entry into the consumer markets was supported by the hiring of a new sales executive and a retail sales team. In the consumer market, retail broker and manufacturer's representative relationships have been established. The TheraPatch(R) brand will be the umbrella brand for all LecTec topical patches introduced to all markets.
         The Company has not experienced any significant seasonality in sales of its products.
         The Company sells its products in the U.S., Europe, Middle East, Latin America, Canada and Asia. Export sales accounted for approximately 26% of total sales for 1998 and 19% of total sales for both 1997 and 1996.
         The Company's international sales are made by the Company's corporate sales force. The Company does not maintain a separate international marketing staff or operations. The following table sets forth export sales by geographic area:

                               Years ended June 30
                     ------------------------------------
                         1998         1997        1996
                         ----         ----        ----
Europe               $1,705,996   $1,456,141   $1,652,941
Middle East             912,240       14,854      295,159
Latin America           371,854      484,319      225,440
Canada                  199,082      117,966       80,746
Asia                     62,027      132,590       32,366
Other                    71,949       82,062      139,252
                     ----------   ----------   ----------

Total Export Sales   $3,323,148   $2,287,932   $2,425,904
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

EMPLOYEES

         As of June 30, 1998, the Company employed 85 full-time employees. None of the Company's employees are represented by labor unions or other collective bargaining units. The Company believes relations with its employees are good.


PHARMADYNE CORPORATION AND RESTRUCTURING CHARGE


         On June 30, 1992, the Company entered into a Research, Development and Marketing Agreement with Pharmadyne Corporation (formerly Natus Corporation) related to the analgesic patch product. During 1993 through 1996, the Company made various investments in and advances to Pharmadyne Corporation resulting in a cumulative ownership of 61%.
         During 1997, the Company adopted a plan for eliminating the Pharmadyne subsidiary and recorded a nonrecurring restructuring charge of $2,180,000 which increased the 1997 net loss by $.57 per share. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 for the write-off of Pharmadyne's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $331,000 for completion of restructuring activities, consisting primarily of fees for professional services. In October 1997, the Company issued 221,948 shares of its common stock to acquire the minority interest in Pharmadyne. In November 1997, the newly issued shares were registered with the Securities and Exchange Commission. On December 31, 1997, Pharmadyne Corporation was merged into LecTec Corporation.


EXECUTIVE OFFICERS OF THE REGISTRANT


Name                        Age           Title
-------------------         ---           --------------------------------------------------
Rodney A. Young             43            Chairman, Chief Executive Officer and President
Deborah L. Moore            41            Chief Financial Officer and Secretary
Jane M. Nichols             52            Vice President, Marketing and New Business Development
Daniel M. McWhorter         58            Vice President, Research and Development


         Rodney A. Young is Chairman, Chief Executive Officer and President. He joined the Company in August 1996. Mr. Young has 20 years of healthcare industry experience including sales and marketing for Upjohn Company and 3M Company. Prior to joining LecTec he was Vice President and General Manager of the Specialized Distribution Division of Baxter International, Inc.

         Deborah L. Moore is Chief Financial Officer and Secretary. She joined the Company in February 1997. Ms. Moore's 21-year professional background includes public accounting with the big six firms of Ernst & Young LLP and Deloitte & Touche LLP. Prior to joining LecTec she was the Vice President of Corporate Development for Varitronic Systems, Inc.

         Jane M. Nichols is Vice President, Marketing and New Business Development. She joined the Company in April 1997. Ms. Nichols' 26-year career includes clinical, technical and management roles at Methodist Hospital and Park Nicollet Medical Centers, and senior marketing positions at 3M Company and Ecolab.

         Daniel M. McWhorter is Vice President, Research and Development. He joined the Company in January 1997. Mr. McWhorter has more than 26 years of experience in the medical products industry including both technical and general management positions at The Kendall Company and Pharmacia Deltec and senior technical positions at Abbott Laboratories and Mentor Corporation.

ITEM 2.           PROPERTIES


         The Company owns a building located in Minnetonka, Minnesota, containing 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. In addition, the Company leases a building in Edina, Minnesota containing 29,000 square feet of manufacturing and warehouse space.



ITEM 3.           LEGAL PROCEEDINGS

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS


              The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol LECT.
              The following table sets forth the high and low daily trade price information for the Company's common stock for each quarter of fiscal 1998 and 1997. Such prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.


YEARS ENDED JUNE 30,          1998                                 1997
                    -----------------------            -------------------------
                     HIGH               LOW               HIGH             LOW
                     ----               ---               ----             ---

First Quarter       $9.750            $5.375            $13.500           $8.500

Second Quarter       7.000             4.500              9.500            5.500

Third Quarter        5.750             3.875              8.500            5.000

Fourth Quarter       4.469             3.250              7.000            4.875


              As of September 22, 1998 the Company had 3,945,129 shares of common stock outstanding, and 359 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.
              The Company has not declared or paid cash dividends on its common stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA


STATEMENT OF OPERATIONS DATA

Years ended June 30,                      1998            1997           1996            1995           1994
                                          ----            ----           ----            ----           ----

Net sales                            $ 12,922,365    $ 12,256,327   $ 13,100,754    $ 14,138,290   $ 10,715,490
Gross profit                            3,715,032       4,324,180      4,969,659       5,697,562      4,041,853
Earnings (loss) from operations          (474,935)     (2,215,951) *    (724,074)         69,761        837,161
Earnings (loss) before equity in
   losses of unconsolidated
   subsidiary                            (404,061)     (2,140,660) *    (632,193)        153,863        768,974
Equity in losses of unconsoli-
   dated subsidiary                          --           126,067           --              --          133,639
Net earnings (loss)                      (404,061)     (2,266,727) *    (632,193)        153,863        635,335
Net earnings (loss) per common
   and common equivalent share
   (BASIC AND DILUTED)                       (.10)           (.59) *        (.17)            .04            .17



BALANCE SHEET DATA

At June 30,                               1998            1997           1996            1995           1994
                                          ----            ----           ----            ----           ----


Cash, cash equivalents and
   short-term investments            $  2,186,532    $  1,242,777   $    800,693    $    839,942   $  2,182,570
Current assets                          6,728,531       6,873,696      5,624,682       5,764,363      6,124,640
Working capital                         5,335,861       4,035,084      4,240,024       4,490,796      4,737,567
Property, plant and equipment, net      4,306,568       4,592,304      5,112,975       5,559,807      4,705,602
Long-term investments                       8,676           8,013        574,806         568,156        585,855
Total assets                           11,317,774      11,837,356     12,494,003      12,646,745     12,363,075
Long-term liabilities                     222,000         211,000        174,000         167,000        139,000
Shareholders' equity                    9,703,104       8,787,744     10,935,345      11,206,178     10,837,002







* Includes a nonrecurring restructuring charge of $2,180,353 or $.57 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES
              Net sales were $12,922,000 in 1998, an increase of 5.4% from net sales of $12,256,000 in 1997. Net sales were $13,101,000 in 1996. The increase in 1998 net sales was due primarily to increased medical tape sales. The decrease in 1997 net sales was due primarily to the absence of direct marketing sales for the entire 1997 fiscal year. While there were no direct marketing sales in fiscal 1997, such sales totaled $1,410,000 or 10.8% of total net sales in fiscal 1996. The Company's Pharmadyne Corporation subsidiary, which was merged into LecTec Corporation on December 31, 1997, divested its direct marketing related assets near the end of the third quarter of fiscal 1996. In 1997, the absence of direct marketing therapeutic product sales was partially offset by an increase in the volume of therapeutic products sold through indirect distribution channels. Net sales of conductive products and medical tape products decreased by 2.8% and 2.7%, respectively, in 1997 from the prior year.
              Net sales of conductive products (medical electrodes and hydrogels) increased by 2.5% in 1998 to $7,907,000 from $7,714,000 in 1997.
Conductive product net sales were $7,940,000 in 1996. These fluctuations in sales were primarily volume-related. The Company expects to maintain or increase fiscal 1998 levels of conductive sales in fiscal 1999.
              Net sales of medical tapes increased by 34.4% in 1998 to $4,157,000 from $3,093,000 in 1997. Medical tape net sales were $3,180,000 in
1996. The increase in 1998 was primarily attributable to an order from an international customer whose business fluctuates from year to year. Excluding sales to this international customer, medical tape sales to all other customers increased by 5.2% in 1998. The decrease in 1997 was primarily attributable to the absence of an order from this same international customer. Excluding sales to this international customer, medical tape sales to all other customers increased by 6.8% in 1997. This increase was primarily the result of increased sales volume. Excluding sales to the international customer referred to above, the Company expects to maintain or increase fiscal 1998 levels of medical tape product sales in fiscal 1999.
              Net sales of therapeutic products decreased 41.6% in 1998 to $846,000 from $1,449,000 in 1997. Therapeutic product net sales were $1,981,000 in fiscal 1996. The decrease in 1998 was primarily due to decreased analgesic patch sales to CNS, Inc. and decreased wart remover product sales. The agreement under which CNS distributed the TheraPatch(R) product was terminated at the end of fiscal 1998 and the Company assumed responsibility for the retail distribution of the product. The decrease in sales in 1997 was primarily due to the absence of Pharmadyne direct marketing sales for the entire 1997 fiscal year as compared to the inclusion of direct marketing sales for the first three quarters of fiscal 1996, which totaled $1,410,000. The absence of direct marketing sales beginning in the fourth quarter of 1996 resulted from the divestiture of Pharmadyne's direct marketing related assets near the end of the third quarter of 1996. Management believes that sales of the Company's therapeutic patch products will represent an increased percentage of total net sales during fiscal 1999 due to the launch of its new TheraPatch family of products, including two new vapor products.
              International sales, consisting primarily of semi-finished conductive and medical tape products sold to overseas converters for final processing, packaging and marketing, were 25.7%, 18.7% and 18.5% of total net sales in 1998, 1997 and 1996. The increase in the percent for 1998 resulted from medical tape sales to an international customer. The Company expects fiscal 1999 international sales to be comparable to fiscal 1997 and 1996 sales levels.


GROSS PROFIT
              The Company's gross profit was $3,715,000 in 1998, down from $4,324,000 in 1997. Gross profit was $4,970,000 in 1996. As a percentage of net sales, gross profit was 28.8% in 1998, 35.3% in 1997 and 37.9% in 1996. The decrease in gross profit in 1998 resulted primarily from a shift in the sales mix from higher margin conductive and therapeutic products to lower margin medical tape products, increased material costs, and a shift in labor costs from research and development to manufacturing. In 1997, the decrease in the gross profit percent resulted primarily from the absence of higher margin direct marketing related sales and increased inventory obsolescence costs which were partially offset by decreased material and labor costs for conductive products. While the direct marketing sales present in 1996 carried higher gross margins than sales made through the Company's indirect distribution channels, the selling, general and administrative costs associated with the direct marketing operation were substantially greater than the costs required to support sales through indirect distribution. The higher operating expenses of the direct marketing organization more than offset the higher gross margins associated with those sales.

SALES AND MARKETING EXPENSES
              Sales and marketing expenses totaled $1,043,000 or 8.1% of net sales in 1998, compared to $597,000 or 4.9% of net sales in 1997, and $482,000 or 3.7% of net sales in 1996. The 1998 increase was primarily due to increased sales promotion expense, as well as increased staffing levels and consulting expense. These increases were especially significant in the fourth quarter and to a great extent were related to the launch of the TheraPatch family of patch products. The 1997 increase was primarily due to staffing level increases and separation costs associated with a former executive. The Company anticipates sales and marketing expenses in fiscal 1999 will increase significantly due to increased sales and marketing efforts, particularly marketing programs associated with patch sales. However, the Company also expects the gross margin on patch sales to increase since the Company will also be selling directly to retail outlets and consumers rather than selling exclusively to distributors.

GENERAL AND ADMINISTRATIVE EXPENSES
              General and administrative expenses totaled $2,110,000 or 16.3% of net sales in 1998, compared to $2,247,000 or 18.3% of net sales in 1997, and $3,237,000 or 17.8% of net sales in 1996. The 1998 decrease was primarily due to the absence of goodwill amortization and lower fees associated with executive recruitment. The 1997 decrease was primarily due to the absence of the direct marketing expenses of the Pharmadyne subsidiary during all of 1997 as compared to 1996, which included direct marketing expenses for the first three quarters. The 1997 decrease was partially offset by increased administrative expenses associated with hiring a new executive staff, and separation costs associated with former executives. The Company anticipates general and administrative expenses in fiscal 1999 will be comparable to fiscal 1998.

RESEARCH AND DEVELOPMENT EXPENSES
              Research and development expenses totaled $1,037,000 or 8.0% of net sales in 1998, compared to $1,515,000 or 12.4% of net sales in 1997, and $1,975,000 or 15.1% of net sales in 1996. The decrease in research and development expense for 1998 reflects reductions in research costs associated with the internal development of the cotinine-based smoking cessation product as well as a shift in labor costs to manufacturing. The higher levels of research and development expenditures in 1997 and 1996 reflect the utilization of internally generated funds to develop additional therapeutic products and a new cotinine-based product. The decrease in 1997 research and development expense was primarily due to decreased labor costs and decreased cotinine related expenses. Research and development resources are also being used to fund development of new patch products, conductive products and specialized medical tapes. Management believes that research and development expenditures in fiscal 1999 will be comparable to fiscal 1998.

RESTRUCTURING CHARGE
              During 1997 the Company recorded a nonrecurring restructuring charge of $2,180,000 related to its plan for eliminating the Pharmadyne Corporation subsidiary. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 for the write-off of Pharmadyne's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $331,000 for the completion of restructuring activities, consisting primarily of fees for professional services. In October 1997, the Company issued 221,948 new shares of its common stock to acquire the minority interests in Pharmadyne. In November 1997, the newly issued shares were registered with the Securities and Exchange Commission. On December 31, 1997, Pharmadyne Corporation was merged into LecTec Corporation.


OTHER INCOME, NET
              Other income, net totaled $70,000 in 1998, compared to $75,000 in 1997 and $54,000 in 1996. The decrease in 1998 was due to the absence of a gain on the sale of equipment, which was partially offset by increased investment income due to higher cash and short-term investment balances during 1998. The increase in 1997 resulted primarily from the gain on sale of equipment.

INCOME TAX BENEFIT
              The Company recorded an income tax benefit of $1,000 in 1998, no income tax expense or benefit in 1997, and an income tax benefit of $38,000 in 1996. The tax benefit in 1998 was minimal since the loss benefit for the year may not be realizable by the Company. There was no income tax benefit recorded during 1997 due primarily to the effect of the non-deductible restructuring charge. The tax benefit in 1996 resulted from losses incurred in 1996 reduced by the effect of the subsidiary losses which could not be utilized by the Company at that time and the effect of goodwill amortization.

EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY
              On March 12, 1996, the Company contributed the direct marketing related assets of the Pharmadyne Corporation to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. This investment was accounted for using the equity method. During 1997 the Company recorded $126,000 of equity in the losses of Natus L.L.C. The remaining investment in Natus L.L.C. of $480,000 was fully written off in 1997 as part of the $2,180,000 restructuring charge.

OPERATIONS SUMMARY
              The net loss for 1998 resulted primarily from a decrease in the gross profit percent due to a shift in the sales mix from higher margin conductive and therapeutic products to lower margin medical tape products and increased material costs and usage. In 1997, the restructuring charge of $2,180,000 or $.57 per share was the primary component of the total net loss of $2,267,000 or $.59 per share. Excluding the impact of this one-time charge, the loss for 1997 was $87,000 or $.02 per share. The net loss in 1996 was $632,000 or $.17 per share. The largest components of the net loss for fiscal 1996 were the losses associated with the direct marketing related operations of the Pharmadyne Corporation subsidiary and increased research and development expense.

EFFECT OF INFLATION
              Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES
              Cash and cash equivalents increased by $1,522,000 to $2,187,000 at June 30, 1998 from $665,000 at June 30, 1997. Short and long-term investments decreased by $577,000 to $9,000 at June 30, 1998 from $586,000 at June 30, 1997 due to the sale of investments. The Company's investment policy reflects its goals of preservation of capital, minimization of risk and maintainance of flexibility through the use of highly liquid temporary investments with maturity dates of three months or less (primarily short-term commercial paper). Refundable income taxes decreased by $342,000 to $60,000 due to the receipt of income tax refunds. Inventories decreased by $859,000 to $1,718,000 due to the implementation of programs designed to more effectively manage raw material inventories. Capital spending for plant improvement and various equipment totaled $407,000 in 1998. There were no material commitments for capital expenditures at June 30, 1998.
              Working capital totaled $5,336,000 at June 30, 1998, compared to $4,035,000 at the end of fiscal 1997. The Company's current ratio was 4.8 at June 30, 1998 compared to 2.4 at June 30, 1997. Excluding the accrued restructuring charge, the Company's current ratio at June 30, 1997 was 5.2.
              Net property, plant and equipment decreased by $285,000 to $4,307,000 at June 30, 1998 from $4,592,000 at June 30, 1997, reflecting the excess of depreciation expense over additions.
              The Company has no short or long-term debt. During August 1997 the Company obtained an unsecured $1,000,000 working capital line of credit which expired on September 1, 1998. There were no borrowings outstanding under the line of credit as of June 30, 1998, nor during fiscal year 1998. Shareholders' equity increased by $915,000 to $9,703,000 as of June 30, 1998 from $8,788,000 as of June 30, 1997, primarily due to the impact of the shares issued to acquire the minority interests in Pharmadyne Corporation. In April 1998, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares to be funded with internally generated funds. As of September 22, 1998 the Company has repurchased 120,350 share of common stock under the program for an aggregate purchase price of approximately $425,000.
              Management believes that internally generated cash flow and the expected renewal of the short-term line of credit will be sufficient to support anticipated operating and capital spending requirements during fiscal 1999.

IMPACT OF THE YEAR 2000 ISSUE
              The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A number of other date issues (i.e. incorrect handling of leap years) may also cause problems. All of these issues are collectively referred to as Y2K.
              In fiscal 1998, the Company developed a comprehensive program for Y2K compliance consisting of two parts; internal systems compliance and third party compliance. Internal systems compliance includes informational, manufacturing, financial and communication systems. A committee consisting of representatives from all key areas of the Company developed the program. The internal systems compliance program consists of four-phases. Phase I is the identification of all internal computer systems in the Company, including embedded microprocessor or similar circuitry. Phase II is the determination of Y2K compliance for these systems. Phase III is development and implementation of action plans to achieve compliance where needed, and is followed by the testing in Phase IV of these systems after action plans have been completed. The third party compliance program consists of three phases with Phase I being the identification of major and/or critical third party vendors and customers. Phase II consists of contacting these third parties and determining their Y2K compliance. Phase III involves establishing risk and developing contingency plans where necessary (third party compliance can not be established or the risks associated with noncompliance are significant).
              The Company has completed Phases I and II of the internal systems compliance program and has found the majority of its systems and all of its core systems to be Y2K compliant. Plans have been developed and are underway to achieve Y2K compliance for the non-core systems by the end of calendar 1998. The Y2K compliant status of the core systems benefited from upgrades undertaken during the past several years to make these systems adequate for the business needs of the Company. Phase IV of the program, testing of systems after implementation of changes, is being undertaken concurrently with Phase III and will continue through the end of calendar 1998. The Company is approximately 50% complete with Phase III and 40% complete with Phase IV. The Company expects to have substantially completed all aspects of the internal systems compliance program before the end of calendar 1998 and considers the risk that compliance will not be achieved to be minimal. Costs to-date for this program have been immaterial.
           The Company has completed Phase I of the third party compliance program and is approximately 50% complete with Phase II. Initial questionnaires have been sent to major and/or critical third party vendors and customers, and approximately 75% of those contacted have responded. Responses are being sought from the remaining major and/or critical vendors and customers. The Company is in the initial stages of Phase III, the evaluation of responses, establishment of risk and the development of contingency plans. Because of the diversity of sources available for the Company's raw material, packaging material and supplies, the Company believes that third party Y2K compliance issues will not have a material adverse effect on the Company's financial position, operations or cash flow. There can, however, be no assurance that this will be the case. The Company expects to have substantially completed all phases of the third party compliance program by the end of calendar 1998. Costs to-date for the third party compliance program have also been immaterial.
              All costs for Y2K compliance which have been incurred have been expensed in the period incurred and have been paid from operating funds. The Company does not expect the cumulative costs for Y2K compliance to be material.

FORWARD-LOOKING STATEMENTS
              From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's new brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; and ability to satisfy funding requirements for operating needs, expansion or capital expenditures.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures required by this item are not required by the Company for its fiscal year ended June 30, 1998.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


LecTec Corporation and Subsidiaries Financial Statements Furnished Pursuant to the Requirements of Form 10-K.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and
Board of Directors
LecTec Corporation

                We have audited the accompanying consolidated balance sheets of LecTec Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LecTec Corporation and subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                                          /s/ Grant Thornton LLP
                                                          ----------------------


Minneapolis, Minnesota
August 12, 1998

                       LECTEC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30
                                                               -------------------
                ASSETS                                          1998         1997
                                                               ------        -----
CURRENT ASSETS
   Cash and cash equivalents                               $ 2,186,532   $   665,190
   Short-term investments                                         --         577,587
   Receivables
     Trade, net of allowance of $90,818
        in 1998 and $48,529 in 1997                          2,251,757     2,178,984
     Refundable income taxes                                    59,544       401,263
     Other                                                      30,624        22,780
                                                           -----------   -----------
                                                             2,341,925     2,603,027
   Inventories                                               1,718,011     2,577,021
   Prepaid expenses and other                                  103,063        84,871
   Deferred income taxes                                       379,000       366,000
                                                           -----------   -----------

                Total current assets                         6,728,531     6,873,696

PROPERTY, PLANT AND EQUIPMENT --
   AT COST
     Building and improvements                               1,816,277     1,635,157
     Equipment                                               6,791,765     6,578,960
     Furniture and fixtures                                    384,260       371,670
                                                           -----------   -----------
                                                             8,992,302     8,585,787
     Less accumulated depreciation                           4,933,465     4,241,214
                                                           -----------   -----------
                                                             4,058,837     4,344,573
     Land                                                      247,731       247,731
                                                           -----------   -----------
                                                             4,306,568     4,592,304
OTHER ASSETS
   Patents and trademarks, less accumulated amortization
      of $1,001,157 in 1998 and $848,814 in 1997               273,999       363,343
   Other                                                         8,676         8,013
                                                           -----------   -----------
                                                               282,675       371,356
                                                           -----------   -----------

                                                           $11,317,774   $11,837,356
                                                           ===========   ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                                        June 30
                                                                 ----------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY                      1998            1997
                                                                 ------           -----
CURRENT LIABILITIES
   Accounts payable                                          $    809,147    $    779,699
   Accrued expenses
     Payroll related                                              384,135         324,381
     Restructuring charge                                            --         1,521,107
     Other                                                        199,388         213,425
                                                             ------------    ------------

                Total current liabilities                       1,392,670       2,838,612




DEFERRED INCOME TAXES                                             222,000         211,000




COMMITMENTS AND CONTINGENCIES                                        --              --



SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares
      authorized; issued and outstanding: 4,036,000 shares
      in 1998 and 3,842,800 shares in 1997                         40,360          38,428
   Additional paid-in capital                                  11,769,053      10,476,428
   Unrealized losses on securities available-for-sale              (8,508)        (33,372)
   Deficit in retained earnings                                (2,097,801)     (1,693,740)
                                                             ------------    ------------
                                                                9,703,104       8,787,744
                                                             ------------    ------------

                                                             $ 11,317,774    $ 11,837,356
                                                             ============    ============

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years ended June 30
                                                        ---------------------------------------
                                                         1998             1997           1996
                                                        ------           ------         -----

Net sales                                           $ 12,922,365    $ 12,256,327    $ 13,100,754
Cost of goods sold                                     9,207,333       7,932,147       8,131,095
                                                    ------------    ------------    ------------

        Gross profit                                   3,715,032       4,324,180       4,969,659

Operating expenses
   Sales and marketing                                 1,042,788         597,169         481,748
   General and administrative                          2,110,084       2,247,449       3,236,748
   Research and development                            1,037,095       1,515,160       1,975,237
   Restructuring charge                                     --         2,180,353            --
                                                    ------------    ------------    ------------
                                                       4,189,967       6,540,131       5,693,733
                                                    ------------    ------------    ------------

        Loss from operations                            (474,935)     (2,215,951)       (724,074)

Other income, net                                         69,874          75,291          53,881
                                                    ------------    ------------    ------------

        Loss before income taxes and equity
           in losses of unconsolidated subsidiary       (405,061)     (2,140,660)       (670,193)

Income tax benefit                                        (1,000)           --           (38,000)
                                                    ------------    ------------    ------------

        Loss before equity in losses
           of unconsolidated subsidiary                 (404,061)     (2,140,660)       (632,193)

Equity in losses of unconsolidated subsidiary               --           126,067            --
                                                    ------------    ------------    ------------

        Net loss                                    $   (404,061)   $ (2,266,727)   $   (632,193)
                                                    ============    ============    ============

Net loss per share - basic and diluted              $       (.10)   $       (.59)   $       (.17)
                                                    ============    ============    ============

Weighted average shares outstanding -
   basic and diluted                                   4,005,455       3,836,618       3,801,155
                                                    ============    ============    ============


The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                                        Unrealized
                                                                                         losses on
                                                       Common stock     Additional       securities     Retained        Total
                                              -----------------------     paid-in        available-     earnings      shareholders'
                                                Shares        Amount      capital         for-sale      (deficit)        equity
                                                ------        ------      -------         --------      ---------        ------
Balance, June 30, 1995                        3,786,500      $37,865    $10,013,949       $(50,816)    $ 1,205,180    $11,206,178

   Net loss                                          -            -              -              -         (632,193)      (632,193)

   Cost of shares retired                       (16,281)        (163)      (184,319)            -               -        (184,482)

   Common shares issued upon exercise of
      options                                    65,581          656        450,536             -               -         451,192

   Unrealized gain on securities
      available-for-sale                             -            -              -           6,650              -           6,650

   Tax benefit from exercise of stock
      options                                        -            -          88,000             -               -          88,000
                                              ---------      -------    -----------      ---------     -----------   ------------

Balance, June 30, 1996                        3,835,800       38,358     10,368,166        (44,166)        572,987     10,935,345

   Net loss                                         -            -               -              -       (2,266,727)    (2,266,727)

   Cost of shares retired                        (8,278)         (83)       (54,023)            -               -         (54,106)

   Common shares issued upon exercise of
      options                                    15,278          153         51,690             -               -          51,843

   Unrealized gain on securities
      available-for-sale                             -            -              -          10,794              -          10,794

   Investment by minority shareholders in
      consolidated subsidiary                        -            -          83,595             -               -          83,595

   Tax benefit from exercise of stock
      options                                        -            -          27,000             -               -          27,000
                                              ---------      -------    -----------      ---------     -----------   ------------

Balance, June 30, 1997                        3,842,800       38,428     10,476,428        (33,372)     (1,693,740)     8,787,744

   Net loss                                         -            -               -              -         (404,061)      (404,061)

   Cost of shares retired                       (10,863)        (109)       (40,627)            -               -         (40,736)

   Common shares issued upon exercise of
      options                                    11,615          116         38,629             -               -          38,745

   Unrealized gain on securities
      available-for-sale                             -            -              -          24,864              -          24,864

   Common shares issued to acquire
     minority shares of consolidated
     subsidiary                                 221,948        2,220      1,367,191             -               -       1,369,411

   Shares repurchased                           (29,500)        (295)      (124,268)            -               -        (124,563)

   Warrants issued for services                      -            -          50,000             -               -          50,000

   Tax benefit from exercise of stock
      options                                        -            -           1,700             -               -           1,700
                                              ---------      -------    -----------      ---------     -----------   ------------

Balance, June 30, 1998                        4,036,000      $40,360    $11,769,053      $  (8,508)    $(2,097,801)  $  9,703,104
                                              =========       ======     ==========       ========      ==========    ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                  Years ended June 30
                                                                     -------------------------------------------
                                                                          1998         1997              1996
                                                                          ----         ----              ----
Cash flows from operating activities:
   Net loss                                                           $  (404,061)   $(2,266,727)   $  (632,193)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Restructuring charge                                                  --        2,180,353           --
       Depreciation and amortization                                      844,594      1,014,251      1,128,103
       Warrants issued for services                                        50,000           --             --
       Loss on sales of investments                                        10,915           --             --
       Deferred income taxes                                               (2,000)       (45,000)        65,000
       Equity in losses of unconsolidated subsidiary                         --          126,067           --
         Changes in operating assets and liabilities:
           Trade and other receivables                                    (80,617)      (171,781)       161,057
           Refundable income taxes                                        341,719        (25,683)      (256,040)
           Inventories                                                    859,010       (565,694)      (298,803)
           Prepaid expenses and other                                     (18,192)        38,228        (29,011)
           Accounts payable                                                29,448        (31,552)       123,375
           Accrued expenses                                              (104,279)      (104,152)       (12,284)
                                                                      -----------    -----------    -----------

                Net cash provided by operating activities               1,526,537        148,310        249,204

Cash flows from investing activities:
   Purchase of property, plant and equipment                             (406,515)      (187,040)      (430,956)
   Investment in patents and trademarks                                   (62,999)      (104,705)      (164,796)
   Sale of investments                                                    590,873           --             --
   Other                                                                     --           10,195         40,589
                                                                      -----------    -----------    -----------

                Net cash provided by (used in) investing activities       121,359       (281,550)      (555,163)

Cash flows from financing activities:
   Issuance of common stock                                                38,745         51,843        451,192
   Retirement of common stock                                            (165,299)       (54,106)      (184,482)
                                                                      -----------    -----------    -----------

                Net cash provided by (used in)
                   financing activities                                  (126,554)        (2,263)       266,710
                                                                      -----------    -----------    -----------

                Net increase (decrease) in cash and cash
                   equivalents                                          1,521,342       (135,503)       (39,249)

Cash and cash equivalents at beginning of year                            665,190        800,693        839,942
                                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year                              $ 2,186,532    $   665,190    $   800,693
                                                                      ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                                                       Years ended June 30
                                                  ---------------------------
                                                    1998      1997       1996
                                                    ----      ----       ----


Supplemental disclosures:

   Cash paid during the year for interest         $ 1,106   $ 6,189   $  --
                                                  =======   =======   =======

   Cash paid during the year for income taxes     $16,732   $ 6,000   $33,199
                                                  =======   =======   =======

Supplemental schedule of non-cash activities:

   During fiscal 1998, the Company issued 221,948 shares of common stock in exchange for the minority interest in Pharmadyne, valued at $1,369,411.

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996




NOTE A  -  SUMMARY OF ACCOUNTING POLICIES

   LecTec Corporation (the Company) is primarily engaged in the research, design, manufacture and sale of diagnostic electrodes, conductive hydrogels, medical tapes and therapeutic products. The Company sells and extends credit without collateral to customers located throughout the United States as well as Europe, the Middle East, Latin America, Canada and Asia. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Basis of Financial Statement Presentation

   The consolidated financial statements include the accounts of LecTec Corporation ("LecTec"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a wholly-owned owned subsidiary which was merged into LecTec Corporation on December 31, 1997 (note G). All material intercompany accounts and transactions have been eliminated.

   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper.

   Investments

   The Company's investments are classified as available-for-sale and are reported at fair value. In 1997, the investments consisted of a preferred stock fund classified as short-term. The Company utilizes the specific identification method in computing realized gains and losses.

   Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                                    June 30
                                          ---------------------------
                                             1998              1997
                                             ----              ----

                Raw materials             $1,184,778       $1,655,924
                Work in process               15,055          184,208
                Finished goods               518,178          736,889
                                           ----------       ----------

                                          $1,718,011       $2,577,021
                                          ==========       ==========

                       LECTEC CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996


NOTE A  -  SUMMARY OF ACCOUNTING POLICIES  -  Continued

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

                  Buildings and improvements                5 - 40 years
                  Equipment                                 4 - 15 years
                  Furniture and fixtures                     5 - 7 years

   The investment in patents and trademarks consists primarily of the cost of applying for patents and trademarks. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset, generally five years.

   Revenue Recognition

   Sales are recognized at the time of shipment of product against a confirmed sales order.

   Stock Options

   The Company accounts for the issuance of stock options using the intrinsic value method.

   Net Earnings (Loss) Per Share

   On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." All current and prior year net earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

   The Company's basic net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings per share amounts are computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 795,997, 628,062 and 478,500 shares of common stock with a weighted average exercise price of $8.09, $8.82 and $8.25 were outstanding during the years ended June 30, 1998, 1997 and 1996, but were excluded because they were antidilutive.

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

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996


NOTE A  -  SUMMARY OF ACCOUNTING POLICIES  -  Continued

   Reclassifications

   Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 financial statement presentation.

   New Accounting Pronouncements

   SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for fiscal years beginning after December 15, 1997.

   SFAS 130 requires a company to display an amount representing comprehensive income, as defined by the statement, as part of the company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, sales, profits, assets and other information.

   The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

NOTE B  -  LINE OF CREDIT

   The Company has an unsecured $1,000,000 working capital line of credit through September 1, 1998 with interest at the bank's reference rate (effective rate of 8.5% at June 30, 1998 and 1997). There were no borrowings outstanding on the line of credit as of June 30, 1998 or 1997, nor during the fiscal years then ended. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of working capital and net worth and certain financial ratios. At June 30, 1998, the Company was in compliance with all such covenants. Management believes the Company will be able to renew its line of credit.

NOTE C  -  COMMITMENTS AND CONTINGENCIES

   The Company conducts portions of its operations in a leased facility. The lease provides for payment of a portion of taxes and other operating expenses by the Company.

   The minimum rental commitments under all operating leases, which expire at various times through June 30, 2002, are as follows for the years ending June 30:

                        1999                     $ 241,511
                        2000                       250,535
                        2001                       255,328
                        2002                       255,899
                                                ----------

                                                $1,003,273
                                                ==========

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE C  -  COMMITMENTS AND CONTINGENCIES - Continued

   Total rent expense for operating leases was $248,931, $224,849 and $219,095 for the years ended June 30, 1998, 1997 and 1996.

   The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

NOTE D  -  INCOME TAXES

   The provision for income taxes consists of the following:

                                      Years ended June 30
                        -------------------------------------------
                          1998              1997             1996
                          ----              ----             ----
     Current
       Federal          $(1,000)         $ 43,000         $(17,000)
       State              2,000             2,000            2,000
                         ------            ------           ------
                          1,000            45,000          (15,000)
     Deferred
       Federal           (2,000)          (45,000)         (23,000)
       State                 -                 -                -
                         ------           -------          -------
                         (2,000)          (45,000)         (23,000)
                         ------           -------          -------

                        $(1,000)         $     -          $(38,000)
                         ======           =======          =======


   Deferred tax assets and liabilities represent the tax effects, based upon current tax law, of cumulative future deductible or taxable items that have been recognized in the financial statements as follows:

                                                               June 30
                                                   -----------------------------
                                                       1998             1997
                                                       ----             ----
     Deferred current assets and liabilities:
       Net operating loss carryforwards            $ 1,147,800      $ 1,006,800
       Tax credit carryforwards                        244,900          260,000
       Inventory capitalization and reserve            146,800          124,800
       Vacation pay accrual                             63,700           37,800
       Other                                            46,100            4,400
                                                    ----------       ----------
                                                     1,649,300        1,433,800
     Valuation allowance                            (1,270,300)      (1,067,800)
                                                    ----------       ----------

                Net current asset                    $ 379,000        $ 366,000
                                                    ==========       ==========

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE D  -  INCOME TAXES  -  Continued

   Deferred long-term assets and liabilities:
     Tax depreciation in excess of book depreciation    $(289,700)   $ (293,100)
     Charitable contribution carryforwards                 18,400        64,400
     Other                                                 49,300        46,400
                                                          -------       -------
                                                         (222,000)     (182,300)
   Valuation allowance                                         -        (28,700)
                                                          -------       -------

              Net long-term liability                   $(222,000)   $ (211,000)
                                                         ========      ========

   At June 30, 1998, the Company has available net operating loss carryforwards of approximately $3,400,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2007. A valuation allowance has been recorded for these net operating loss carryforwards as they may not be realizable.

   At June 30, 1998, the Company has available tax credit carryforwards of approximately $245,000 which can be used to reduce future tax liabilities. These carryforwards begin to expire in 2008. A valuation allowance has been recorded for a portion of the tax credit carryforwards as they may not be fully realizable.

   Differences between income tax benefit and the statutory federal income tax rate of 34% are as follows:

                                                1998       1997        1996
                                               ------     ------      -----

Federal statutory income tax rate              (34.0)%    (34.0)%    (34.0)%
State income taxes, net of federal effect        0.3        0.1        0.2
Nondeductible restructuring charge                 -       34.6          -
Foreign sales corporation                      (11.1)      (2.1)      (5.5)
Losses producing no current benefit             58.0         .6       25.7
Tax exempt investment income                    (1.7)      (0.8)      (0.8)
Goodwill amortization                              -        2.3       10.0
Prior years' overaccruals                       (3.7)         -          -
Other                                           (8.0)       (.7)      (1.3)
                                                ----       ----       ----

                                                (0.2)%        - %     (5.7)%
                                                ====       ====       ====

NOTE E  -  EMPLOYEE BENEFIT PLAN

   The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees who have completed one hour of service. The Company matches 50% of voluntary employee contributions to the plan not to exceed 50% of a maximum 5% of a participant's compensation. The Company's contributions under this plan were $54,901, $37,936 and $44,549 for the years ended June 30, 1998, 1997 and 1996. The Company may also make a discretionary contribution. No discretionary contributions were made for the years ended June 30, 1998, 1997 and 1996.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE F  -  STOCK OPTIONS AND WARRANTS

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

   A summary of the Company's stock option transactions for the years ended June 30, 1998, 1997 and 1996 is as follows: Weighted average Number of shares exercise price

                                                             Weighted average
                                        Number of shares       exercise price
                                        ----------------       --------------
     Outstanding at June 30, 1995           477,796               $ 7.99
       Granted                              133,500                10.18
       Exercised                            (65,581)                6.87
       Canceled                             (21,020)                8.92
                                           --------

     Outstanding at June 30, 1996           524,695                 8.65
       Granted                              343,350                 8.26
       Exercised                            (15,278)                3.39
       Canceled                            (129,934)                9.30
                                           --------

     Outstanding at June 30, 1997           722,833                 8.46
       Granted                              219,000                 5.31
       Exercised                            (11,615)                3.35
       Canceled                             (82,598)                6.37
                                           --------

     Outstanding at June 30, 1998           847,620               $ 7.86
                                           ========                =====

   A total of 459,994, 371,946 and 264,945 options were exercisable at June 30, 1998, 1997 and 1996, with a weighted average price of $8.35, $8.30 and $7.50.

   The following information applies to grants that are outstanding at June 30, 1998:


                                 Options outstanding                Options exercisable
                   -------------------------------------------   ------------------------
                                    Weighted          Weighted                   Weighted
                                     average          average                    average
   Range of          Number         remaining        exercise       Number       exercise
exercise prices    outstanding    contractual life     price      exercisable     price
---------------    -----------    ----------------     -----      -----------     -----
$3.34 - $  5.00      174,974        8.1 years          $4.70         52,474       $4.08
 6.00 -    8.62      300,260        6.9 years           7.08        141,759        7.59
 9.00 -   13.50      372,386        5.1 years           9.97        265,761        9.60


                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE F  -  STOCK OPTIONS AND WARRANTS  -  Continued

   The weighted average fair value of the options granted during 1998, 1997 and 1996 were $2.77, $4.45 and $5.23. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1998, 1997 and 1996: zero dividend yield, expected volatility of 52%, 54% and 59%, risk-free interest rate of 5.57%, 6.22% and 6.04% and expected lives of 5.16,
   5.09 and 4.52 years.

   The Company's net loss and net loss per share for 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below had the fair value method been used for options granted to employees and directors. These effects may not be representative of the future effects of applying this method.


                                       1998                       1997                          1996
                           -------------------------   -------------------------      --------------------------
                           As reported     Pro forma    As reported     Pro forma      As reported     Pro forma
                           -----------     ---------    -----------     ---------      -----------     ---------

   Net loss                $(404,061)    $(897,365)    $(2,266,727)    $(2,620,449)     $(632,193)     $(781,467)
   Net loss per share -
     basic/diluted             $(.10)        $(.22)          $(.59)          $(.68)         $(.17)         $(.21)



   During 1998, the Company issued a warrant to an outside consultant for the purchase of 12,953 shares of the Company's common stock at $6.25 per share, expiring November 20, 2004, in exchange for recruiting and placement services. The fair value of the warrant granted was calculated on the date of grant using the Black-Scholes option-pricing model.


NOTE G -  PHARMADYNE CORPORATION AND RESTRUCTURING

   During 1993 through 1996, the Company made various investments in and advances to Pharmadyne Corporation resulting in a cumulative ownership of 61%.

   During 1997, the Company adopted a plan for eliminating the Pharmadyne subsidiary and recorded a nonrecurring restructuring charge of $2,180,353 which increased the 1997 net loss by $.57 per share. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock, $480,000 for the write-off of Pharmadyne's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company, and $331,000 for completion of restructuring activities, consisting primarily of fees for professional services. In October 1997, the Company issued 221,948 new shares of its common stock to acquire the minority interests in Pharmadyne. In November 1997, the newly issued shares were registered with the Securities and Exchange Commission. On December 31, 1997, Pharmadyne Corporation was merged into LecTec Corporation.

                       LECTEC CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE H  -  DISPOSITION OF DIRECT MARKETING RELATED ASSETS

   On March 12, 1996, the Company contributed the direct marketing related assets of Pharmadyne to Natus L.L.C. (an Arizona limited liability company) in exchange for a 15% interest in Natus L.L.C. This investment was accounted for using the equity method.

   During 1997 the Company recorded $126,067 of equity in the losses of Natus L.L.C. The investment in Natus L.L.C. of $480,100 was fully written off in 1997 as part of the restructuring charge (note G).

NOTE I  -  MAJOR CUSTOMERS AND EXPORT SALES

   One customer accounted for 18%, 19% and 17% of total sales for the years ended June 30, 1998, 1997 and 1996. The accounts receivable from this customer represented 18% and 27% of trade receivables at June 30, 1998 and 1997 and the accounts receivable from another customer represented 10% and 12% of trade receivables at June 30, 1998 and 1997. Export sales accounted for approximately 26% of total sales during the year ended June 30, 1998 and 19% of total sales during each of the years ended June 30, 1997 and 1996. Export sales by geographic area were as follows:

                                          Years ended June 30
                          ------------------------------------------------
                                1998            1997               1996
                            -----------      -----------        ----------

     Europe                  $1,705,996       $1,456,141        $1,652,941
     Middle East                912,240           14,854           295,159
     Latin America              371,854          484,319           225,440
     Canada                     199,082          117,966            80,746
     Asia                        62,027          132,590            32,366
     Other                       71,949           82,062           139,252
                            -----------      -----------        ----------

                             $3,323,148       $2,287,932        $2,425,904
                             ==========       ==========        ==========


NOTE J  -  STOCK REPURCHASE PROGRAM

   In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the year ended June 30, 1998, 29,500 shares were repurchased for $124,563. During the period from July 1, 1998 through August 11, 1998 the Company repurchased an additional 54,150 shares for $186,400.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 1998, and is incorporated herein by reference. The information required under this item with respect to executive officers is included under the heading "Executive Officers of the Registrant" of Item 1 of this Form 10-K.



ITEM 11.          EXECUTIVE COMPENSATION

         The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 1998, and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 1998, and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 19, 1998, and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K


(a)      Financial Statements, Schedules and Exhibits

         1.       Financial Statements

                  The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Form 10-K in
                  Part II, Item 8:

                 (i) Report of Independent Certified Public Accountants
                (ii) Consolidated Balance Sheets at June 30, 1998 and 1997
               (iii) Consolidated Statements of Operations for the years ended
                     June 30, 1998, 1997 and 1996
                (iv) Consolidated Statements of Shareholders' Equity for the
                     years ended June 30, 1998, 1997 and 1996
                 (v) Consolidated Statements of Cash Flows for the years ended
                     June 30, 1998, 1997 and 1996
                (vi) Notes to the Consolidated Financial Statements

         2.       Financial Statement Schedules :

                  All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.


         3.       Exhibits
                  --------                                                                          Method of
                                                                                                      Filing
                                                                                                    ---------
                 3.01      Articles of Incorporation of Registrant, as amended                            (1)

                 3.02      By-laws of Registrant                                                          (1)

                10.01      Service Agreement dated July 1, 1986, between LecTec
                           International, Inc., a U.S. Virgin Islands
                           corporation, and LecTec Corporation, relating to the
                           sale, lease or rental of certain property outside the
                           United States.                                                                 (1)

                10.02      Distribution and Commission Agreement dated July 1,
                           1986, between LecTec International, Inc., a U.S.
                           Virgin Islands corporation, and LecTec Corporation,
                           relating to the sale, lease or rental of certain
                           property outside the United States.                                            (1)

                10.03      Certificate of Secretary pertaining to Resolution of
                           Board of Directors of LecTec Corporation, dated
                           October 30, 1986, implementing a Profit Sharing Bonus
                           Plan.                                                                          (1)

                10.04      Research Agreement dated December 31, 1991, between
                           LecTec Corporation and the University of Minnesota, whereby LecTec Corporation received exclusive rights to market and sell a non-nicotine compound to be mutually developed for
                           smoking cessation.                                                             (2)

                10.05      Assignment and Mutual Release Agreement dated March
                           9, 1993 between Pharmaco Behavioral Associates, Inc.,
                           Robert M. Keenan, Ph.D., M.D. and the University of
                           Minnesota, whereby the University assigned title,
                           royalty and patent rights associated with the
                           technology to alleviate symptoms of tobacco
                           withdrawal to Pharmaco Behavioral Associates, Inc.
                           and Dr. Keenan. Also included is a mutual release of
                           all parties on all past title, royalty and patent
                           rights.                                                                        (2)

                10.06      License Agreement dated March 9, 1993 between
                           Pharmaco Behavioral Associates, Inc. and LecTec
                           Corporation, whereby the Company received an
                           exclusive, worldwide license to market, make and
                           sublicense product associated with the technology to
                           alleviate symptoms of tobacco withdrawal.                                      (2)

                10.07      Consultant Contract and Invention Assignment dated
                           March 9, 1993 between Robert Keenan, Ph.D., M.D. and
                           LecTec Corporation, whereby the Company received
                           assignment of patent and invention rights associated
                           with the technology to alleviate symptoms of tobacco
                           withdrawal including provisions that the Company
                           enter into a consulting agreement with Dr. Keenan.                             (2)

                10.08      Marketing and Distribution Agreement dated January
                           11, 1996 between LecTec Corporation, Pharmadyne
                           Corporation (formerly Natus Corporation) and CNS,
                           Inc. regarding an analgesic pain patch                                         (3)

                10.09      LecTec Corporation 1989 Stock Option Plan                                      (4)

                10.10      LecTec Corporation 1991 Directors' Stock Option Plan                           (4)

                10.11      Building lease dated May 24, 1991 between LecTec
                           Corporation and Sierra Development Co. for the lease
                           of the manufacturing and warehouse facility located
                           in Edina, Minnesota                                                            (4)

                10.12      First amendment dated May 5, 1997 between LecTec
                           Corporation and Rushmore Plaza Partners Limited
                           Partnership for the extension of the previous lease
                           of the manufacturing and warehouse facility located
                           in Edina, Minnesota                                                            (4)

                10.13      Credit Agreement dated August 22, 1997 between LecTec
                           Corporation and The First National Bank of Saint
                           Paul, a national banking association, whereby LecTec
                           Corporation has an unsecured $1 million working
                           capital line of credit                                                         (4)

                10.14      Revolving Credit Note dated August 22, 1997 between
                           LecTec Corporation and The First National Bank of
                           Saint Paul, a national banking association                                     (4)




                10.15      Articles of Merger of Pharmadyne Corporation into
                           LecTec Corporation dated December 31, 1997 , whereby
                           Pharmadyne, a wholly-owned subsidiary, is merged into
                           LecTec Corporation                                                             (5)

                10.16      Change In Control Termination Pay Plan adopted May
                           27, 1998, for the benefit of certain employees of
                           LecTec Corporation in the event of a Change in
                           Control                                                                        (5)

               *10.17      Termination Agreement dated July 30, 1998 between
                           LecTec Corporation and CNS, Inc., whereby the
                           Marketing and Distribution Agreement date January 11,
                           1996 is terminated                                                             (5)


                21.01      Subsidiaries of the Company                                                    (5)

                23.01      Consent of Grant Thornton LLP                                                  (5)

                27.01      Financial Data Schedule                                                        (5)



--------------------------------------------------------------------


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

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(5)      Filed herewith.



(b) 1. Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 1998.


                               LECTEC CORPORATION

                               /s/Rodney A. Young
                               -------------------
                                 Rodney A. Young
                 Chairman, Chief Executive Officer and President
                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Rodney A. Young                                      September 25, 1998
---------------------------------------------------     ------------------
Rodney A. Young
Chairman, Chief Executive Officer and President
(Principal Executive Officer)



/s/Deborah L. Moore                                     September 25, 1998
---------------------------------------------------     ------------------
Deborah L. Moore
Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)



/s/Lee M. Berlin                                        September 25, 1998
---------------------------------------------------     ------------------
Lee M. Berlin
Director



/s/Alan C. Hymes                                        September 25, 1998
---------------------------------------------------     ------------------
Alan C. Hymes
Director



/s/Paul O. Johnson                                      September 25, 1998
---------------------------------------------------     ------------------
Paul O. Johnson
Director

                                  EXHIBIT INDEX
                                  -------------
Exhibits
--------
3.01         Articles of Incorporation of Registrant, as amended (Note 1)

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

10.08 Marketing and Distribution Agreement dated January 11, 1996 between LecTec Corporation, Pharmadyne Corporation (formerly Natus Corporation) and CNS, Inc. regarding an analgesic pain patch. (Note
             3).

10.09        LecTec Corporation 1989 Stock Option Plan (Note 4).

10.10        LecTec Corporation 1991 Directors' Stock Option Plan (Note 4).

10.11 Building lease dated May 24, 1991 between LecTec Corporation and Sierra Development Co. for the lease of the manufacturing and warehouse facility located in Edina, Minnesota (Note 4).

10.12 First amendment dated May 5, 1997 between LecTec Corporation and Rushmore Plaza Partners Limited Partnership for the extension of the previous lease of the manufacturing and warehouse facility located in Edina, Minnesota (Note 4).

10.13 Credit Agreement dated August 22, 1997 between LecTec Corporation and The First National Bank of Saint Paul, a national banking association, whereby LecTec Corporation has an unsecured $1 million working capital line of credit (Note 4).

10.14 Revolving Credit Note dated August 22, 1997 between LecTec Corporation and The First National Bank of Saint Paul, a national banking association (Note 4).

10.15 Articles of Merger of Pharmadyne Corporation into LecTec Corporation dated December 31, 1997 , whereby Pharmadyne, a wholly-owned subsidiary, is merged into LecTec Corporation. . . . .

10.16 Change In Control Termination Pay Plan adopted May 27, 1998, for the benefit of certain employees of LecTec Corporation in the event of a Change in Control. . . . . . . . . . . . . . . . . . . . . . .

*10.17 Termination Agreement dated July 30, 1998 between LecTec Corporation and CNS, Inc., whereby the Marketing and Distribution
             Agreement date January 11, 1996 is terminated . . . . . . . . . . .

21.01        Subsidiaries of the Company . . . . . . . . . . . . . . . . . . . .

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

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.