Form 10-Q
period 1998-09-30
LECTEC CORP /MN/
filed 1998-11-13
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number: 0-16159

                               LECTEC CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)


           Minnesota                                  41-1301878
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

10701 Red Circle Drive, Minnetonka, Minnesota                      55343
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

Yes [X]  No [ ]

The number of shares outstanding of the registrant's common stock as of November 11, 1998 was 3,908,729 shares.

                               LECTEC CORPORATION

           FORM 10-Q - QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements and Notes to Financial Statements............  I-1

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  I-7

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  I-10


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................  II-1

Item 2. Changes in Securities.............................................  II-1

Item 3. Defaults Upon Senior Securities...................................  II-1

Item 4. Submission of Matters to a Vote of Security Holders ..............  II-1

Item 5. Other Information.................................................  II-1

Item 6. Exhibits and Reports on Form 8-K .................................  II-1

        Signature Page....................................................  II-2

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)

                                                                                  September 30,     June 30,
                                                                                      1998            1998
                                                                                  ------------    ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                   $  2,005,757    $  2,186,532
      Receivables
           Trade, net of allowances of $95,578 (unaudited) and $90,818
                at September 30, 1998 and June 30, 1998                              2,252,878       2,251,757
           Refundable income taxes                                                      59,544          59,544
           Other                                                                        28,720          30,624
                                                                                  ------------    ------------

                                                                                     2,341,142       2,341,925
      Inventories
           Raw materials                                                             1,100,185       1,184,778
           Work-in-process                                                              91,941          15,055
           Finished goods                                                              654,439         518,178
                                                                                  ------------    ------------

                Total inventories                                                    1,846,565       1,718,011

      Prepaid expenses and other                                                       199,923         103,063

      Deferred income taxes                                                            379,000         379,000
                                                                                  ------------    ------------

                      Total current assets                                           6,772,387       6,728,531

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Building and improvements                                                      1,832,182       1,816,277
      Equipment                                                                      6,826,925       6,791,765
      Furniture and fixtures                                                           394,237         384,260
                                                                                  ------------    ------------

                                                                                     9,053,344       8,992,302
      Less accumulated depreciation                                                  5,125,156       4,933,465
                                                                                  ------------    ------------

                                                                                     3,928,188       4,058,837
      Land                                                                             247,731         247,731
                                                                                  ------------    ------------

                                                                                     4,175,919       4,306,568

OTHER ASSETS
      Patents and trademarks, less accumulated amortization of $1,036,467
           (unaudited) and $1,001,157 at September 30, 1998 and June 30, 1998          266,251         273,999
      Long-term investments                                                              8,676           8,676
                                                                                  ------------    ------------

                                                                                       274,927         282,675
                                                                                  ------------    ------------

                                                                                  $ 11,223,233    $ 11,317,774
                                                                                  ============    ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                   (Unaudited)

                                                                                  September 30,       June 30,
                                                                                      1998              1998
                                                                                  ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                            $  1,164,779      $    809,147

      Accrued expenses
           Payroll related                                                             381,489           384,135
           Other                                                                       204,753           199,388
                                                                                  ------------      ------------

                      Total current liabilities                                      1,751,021         1,392,670

DEFERRED INCOME TAXES                                                                  222,000           222,000

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value: 15,000,000 shares authorized; issued and outstanding 3,945,100 shares (unaudited) at September 30, 1998 and
           4,036,000 shares at June 30, 1998                                            39,451            40,360
      Additional paid-in capital                                                    11,469,287        11,769,053
      Unrealized losses on securities available-for-sale                                (8,508)           (8,508)
      Deficit in retained earnings                                                  (2,250,018)       (2,097,801)
                                                                                  ------------      ------------

                                                                                     9,250,212         9,703,104
                                                                                  ------------      ------------

                                                                                  $ 11,223,233      $ 11,317,774
                                                                                  ============      ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                           September 30,
                                                   ------------      ------------
                                                       1998              1997
                                                   ------------      ------------
Net sales                                          $  2,903,057      $  3,630,810
Cost of goods sold                                    1,885,804         2,421,951
                                                   ------------      ------------

           Gross profit                               1,017,253         1,208,859

Operating expenses
      Sales and marketing                               333,533           260,345
      General and administrative                        586,461           531,346
      Research and development                          280,013           246,592
                                                   ------------      ------------

                                                      1,200,007         1,038,283
                                                   ------------      ------------

           Earnings (loss) from operations             (182,754)          170,576

Other income, net                                        31,801             8,794
                                                   ------------      ------------

           Earnings (loss) before income taxes         (150,953)          179,370

Income tax expense                                        1,264            27,677
                                                   ------------      ------------


           Net earnings (loss)                     $   (152,217)     $    151,693
                                                   ============      ============


Net earnings (loss) per share
      Basic                                        $      (0.04)     $       0.04
                                                   ============      ============
      Diluted                                      $      (0.04)     $       0.04
                                                   ============      ============

Weighted average shares outstanding
      Basic                                           3,983,198         3,842,818
                                                   ============      ============
      Diluted                                         3,983,198         3,860,081
                                                   ============      ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------

                                                                                            1998               1997
                                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings (loss)                                                               $   (152,217)     $    151,693

      Adjustments to reconcile net earnings (loss) to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                                                227,001           211,774
                Loss on sale of investments                                                       --             5,060
                Changes in operating assets and liabilities:
                           Trade and other receivables                                           783          (717,450)
                           Refundable income taxes                                                --             8,337
                           Inventories                                                      (128,554)          (64,154)
                           Prepaid expenses and other                                        (96,860)          (65,771)
                           Accounts payable                                                  355,632           361,923
                           Accrued expenses                                                    2,719             6,565
                                                                                        ------------      ------------

                                Net cash provided by (used in) operating activities          208,504          (102,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                              (61,042)         (164,946)
      Investment in patents and trademarks                                                   (27,562)          (15,875)
      Sale of investments                                                                         --           197,349
                                                                                        ------------      ------------

                                Net cash provided by (used in) investing activities          (88,604)           16,528

CASH FLOWS FROM FINANCING ACTIVITIES:
      Retirement of common stock                                                            (300,675)               --
                                                                                        ------------      ------------

                                Net cash used in financing activities                       (300,675)               --
                                                                                        ------------      ------------

                                Net decrease in cash and cash equivalents                   (180,775)          (85,495)

Cash and cash equivalents at beginning of period                                           2,186,532           665,190
                                                                                        ------------      ------------

Cash and cash equivalents at end of period                                              $  2,005,757      $    579,695
                                                                                        ============      ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                            Three Months Ended September 30,
                                                            --------------------------------

                                                                  1998          1997
                                                               ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
       Interest expense                                        $      --     $     366
       Income taxes                                                8,400         8,500


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

(1)  GENERAL

         The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a wholly-owned subsidiary which was merged into LecTec Corporation on December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months ended September 30, 1998 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1998. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

         The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 867,579 and 592,514 shares of common stock with a weighted average exercise price of $7.75 and $9.08 were outstanding during the three months ended September 30, 1998 and 1997, but were excluded because they were antidilutive.

(2)  STOCK REPURCHASE PROGRAM

         In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the quarter ended September 30, 1998, 90,850 shares were repurchased for $300,675. During the period from October 1, 1998 through November 11, 1998 the Company repurchased an additional 36,400 shares for $113,575 bringing the total number of shares repurchased under this program to 156,750 at a cost of $538,813.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was required to be adopted in the first quarter of fiscal 1999. SFAS No. 130 established standards for the reporting and display of amounts representing comprehensive income and its components as part of the Company's basic financial statements. Comprehensive income includes certain non-owner changes in equity that currently are excluded from net income. Because the Company historically has not experienced transactions that would be included in comprehensive income, the adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

         Additionally, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective July 1, 1998. SFAS No. 131 requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, however the statement does not need to be applied to interim financial statements in the initial year of application. Comparative information for the interim period in the initial year of application will be reported in the Company's financial statements for interim periods in fiscal 2000.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 1999 were $2,903,057 compared to net sales of $3,630,810 for the first quarter of fiscal 1998, a decrease of 20.0%. The decrease was primarily the result of decreased therapeutic product and medical tape sales. Conductive product sales, the Company's largest product group, decreased by 3.6% from the prior year while medical tape product sales, the Company's second largest product group, decreased by 28.0% and therapeutic product sales decreased by 66.0%. The conductive sales decrease was primarily the result of decreased volumes to existing customers. Medical tape product sales decreased primarily due to the absence of sales in fiscal 1999 to a large customer who purchases intermittently. The therapeutic product sales decrease was primarily the result of decreased analgesic patch sales volume due to the absence in fiscal 1999 of sales to CNS, Inc. and a former direct marketing distributor. Effective July 1, 1998 the Company assumed responsibility for the retail distribution of the analgesic patch product that CNS, Inc. had previously handled. In September 1998, the Company began the launch of its TheraPatch(R) family of patch products.

         Gross profit for the first quarter of fiscal 1999 was $1,017,253 compared to $1,208,859 for the first quarter of fiscal 1998. Gross profit as a percent of net sales for the first quarter of fiscal 1999 was 35.0% compared to 33.3% for the first quarter of fiscal 1998. The increase in gross profit percent for the quarter resulted primarily from lower obsolescence expense, due in part to decreased inventory levels, and decreased labor costs. Labor costs were higher in the prior year primarily due to increased overtime and incentive costs necessary to meet higher than usual sales volume in the last month of the quarter.

         Sales and marketing expenses were $333,533 and $260,345 during the first quarters of fiscal 1999 and 1998, and as a percentage of net sales, were 11.5% and 7.2%. The increase in sales and marketing expense for the quarter was primarily due to staffing level increases and increased travel expenses, both associated with the launch of the TheraPatch family of patch products. The Company anticipates that sales and marketing expenses as a percent of sales for the remainder of fiscal 1999 will be comparable to the first quarter of fiscal 1999 due to marketing programs associated with patch sales.

         General and administrative expenses were $586,461 and $531,346 during the first quarters of fiscal 1999 and 1998, and as a percentage of net sales, were 20.2% and 14.6%. The increase in general and administrative expenses for the quarter was primarily due to the addition of regulatory compliance and quality assurance staff. These increased costs were partially offset by decreased legal expenses.

         Research and development expenses for the first quarters of fiscal 1999 and 1998 were $280,013 and $246,592, and as a percentage of net sales, were 9.6% and 6.8%. The increase in research and development expense for the quarter primarily reflects increased costs for the testing of products under development.

         Other income, net increased in the first quarter of fiscal 1999 to $31,801 from $8,794 in the first quarter of 1998. Other income was higher in fiscal 1999 due to increased investment income as a result of higher cash and cash equivalent balances in the first quarter of fiscal 1999 compared to cash, cash equivalent and short-term investment balances during the first quarter of 1998, and the presence in fiscal 1998 of a loss on the sale of investments.

         The Company recorded a loss before income taxes of $150,953 in the first quarter of 1999 compared to earnings before income taxes of $179,370 for the first quarter of 1998. The loss for the current quarter was primarily the result of decreased sales and increased operating expenses.

         The Company recorded income tax expense of $1,264 in the first quarter of fiscal 1999 compared to income tax expense of $27,677 in 1998. Income tax expense in the first quarter of fiscal 1999 reflects minimal tax expense associated with the Company's foreign sales corporation subsidiary and does not include any loss benefit as it may not be realizable. Income tax expense in the first quarter of fiscal 1998 reflected the expected annual effective tax rate for 1998.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $180,775 to $2,005,757 during the first quarter of fiscal 1999. Inventories increased by $128,554 to $1,846,565 primarily due to increased finished goods inventory, which was largely comprised of increased patch inventory associated with the launch of the TheraPatch product family. Accounts payable increased by $355,632 to $1,164,779 during the first quarter of fiscal 1999 primarily due to increased raw material payables related to the launch of the TheraPatch product family. Capital spending totaled $61,042 during the first quarter of fiscal 1999. There were no material commitments for capital expenditures at September 30, 1998.

         Working capital decreased to $5,021,366 at the end of the first quarter of fiscal 1999 from $5,335,861 at the end of fiscal 1998. The Company had a current ratio at the end of the first quarter of fiscal 1999 of 3.9 as compared to 4.8 at the end of fiscal 1998.

         The Company had no short or long-term debt as of September 30, 1998. During August 1997 the Company obtained an unsecured $1,000,000 working capital line of credit which expired in September 1998. There were no borrowings outstanding on the line of credit during the first quarters of fiscal 1999 and 1998. Shareholders' equity decreased by $452,892 to $9,250,212 during the first quarter of fiscal 1999. Of this decrease, $300,675 was due to the repurchase of shares under the stock purchase program announced in April of 1998 authorizing the repuchase of up to 500,000 shares. As of November 11, 1998 the Company has repurchased a total of 156,750 shares at a cost of $538,813 under the share repurchase program.

         Management believes that existing cash and cash equivalents, internally-generated cash-flow and the expected renewal of the short-term line of credit will be sufficient to support anticipated operating and capital spending requirements for the remainder of fiscal 1999.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A number of other date issues (i.e. incorrect handling of leap years) may also cause problems. All of these issues are collectively referred to as Y2K. In fiscal 1998, the Company developed a comprehensive program for Y2K compliance consisting of two parts; internal systems compliance and third party compliance.

         The internal systems compliance program includes informational, manufacturing, financial and communication systems. A committee consisting of representatives from all key areas of the Company developed the program. The internal systems compliance program consists of four-phases. Phase I is the identification of all internal computer systems in the Company, including embedded microprocessor or similar circuitry. Phase II is the determination of Y2K compliance for these systems. Phase III is development and implementation of action plans to achieve compliance where needed, and is followed by the testing in Phase IV of these systems after action plans have been completed.

         The third party compliance program consists of three phases with Phase I being the identification of major and/or critical third party vendors and customers. Phase II consists of contacting these third parties and determining their Y2K compliance. Phase III involves establishing risk and developing contingency plans where necessary (i.e. third party compliance can not be established or the risks associated with noncompliance are significant).

         The Company has completed Phases I and II of the internal systems compliance program and has found the majority of its systems and all of its core systems to be Y2K compliant. Plans have been developed and are underway to achieve Y2K compliance for the non-core systems by the end of calendar 1998. The Y2K compliant status of the core systems benefited from upgrades undertaken during the past several years to make these systems adequate for the business needs of the Company. Phase IV of the program, testing of systems after implementation of changes, is being undertaken concurrently with Phase III and will continue through the end of calendar 1998. The Company is approximately 75% complete with Phase III and 75% complete with Phase IV. The Company expects to have substantially completed all aspects of the internal systems compliance program before the end of calendar 1998 and considers the risk that compliance will not be achieved to be minimal. Costs to-date for this program have been immaterial.

         The Company has completed Phase I of the third party compliance program and is approximately 75% complete with Phase II. Initial questionnaires have been sent to major and/or critical third party vendors and customers, and approximately 85% of those contacted have responded. Responses are being sought from the remaining major and/or critical vendors and customers. The Company is approximately 25% complete with Phase III, the evaluation of responses, establishment of risk and the development of contingency plans. Because of the diversity of sources available for the Company's raw material, packaging material and supplies, the Company believes that third party Y2K compliance issues for these third parties will not have a material adverse effect on the Company's financial position, operations or cash flow. There can, however, be no assurance that this will be the case. If certain critical third party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company expects to have substantially completed all phases of the third party compliance program by the end of calendar 1998. Costs to-date for the third party compliance program have also been immaterial.

         All costs for Y2K compliance which have been incurred have been expensed in the period incurred and have been paid from operating funds. The Company does not expect the cumulative costs for Y2K compliance to be material.

         The Company's ability to successfully identify and address Y2K issues involves inherent risks and uncertainties, and depends upon a number of factors including, but not limited to, the availability of key Y2K personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen Y2K complications. Depending upon such factors, the Y2K issues faced by the Company could result in, among other things, business disruption, operation problems, financial loss, legal liability and similar adverse consequences.

Forward-Looking Statements

            From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's new brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements, unforeseen Y2K complications and third party disruptions; and ability to satisfy funding requirements for operating needs, expansion or capital expenditures.

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




LECTEC CORPORATION



Date   November 12, 1998                     /s/ Rodney A. Young
     --------------------   ----------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President



Date   November 12, 1998                    /s/ Deborah L. Moore
     --------------------   ----------------------------------------------------
                                  Deborah L. Moore, Chief Financial Officer