Form 10-Q
period 1998-12-31
LECTEC CORP /MN/
filed 1999-02-16
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number:  0-16159

                               LECTEC CORPORATION
             (Exact name of Registrant as specified in its charter)


                 Minnesota                                       41-1301878
---------------------------------------------                -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

10701 Red Circle Drive, Minnetonka, Minnesota                       55343
---------------------------------------------                -------------------
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

                              Yes [X]       No [ ]

The number of shares outstanding of the registrant's common stock as of February 11, 1999 was 3,870,329 shares.

                               LECTEC CORPORATION

 FORM 10-Q - QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements and Notes to Financial Statements . . . . . . I-1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . I-8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . I-13


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

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . II-1

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . II-2

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . II-2

         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . II-3

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                December 31,      June 30,
                                                                                   1998             1998
                                                                                -----------      -----------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $ 1,022,455      $ 2,186,532
      Receivables
         Trade, net of allowances of $95,083 (unaudited) and $90,818
             at December 31, 1998 and June 30, 1998                               2,668,087        2,251,757
         Refundable income taxes                                                      7,544           59,544
         Other                                                                       39,017           30,624
                                                                                -----------      -----------

                                                                                  2,714,648        2,341,925
      Inventories
         Raw materials                                                            1,130,201        1,184,778
         Work-in-process                                                             18,400           15,055
         Finished goods                                                             736,311          518,178
                                                                                -----------      -----------

             Total inventories                                                    1,884,912        1,718,011

      Prepaid expenses and other                                                    228,677          103,063

      Deferred income taxes                                                         379,000          379,000
                                                                                -----------      -----------

                 Total current assets                                             6,229,692        6,728,531

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Building and improvements                                                   1,919,402        1,816,277
      Equipment                                                                   6,853,571        6,791,765
      Furniture and fixtures                                                        396,367          384,260
                                                                                -----------      -----------

                                                                                  9,169,340        8,992,302
      Less accumulated depreciation                                               5,313,847        4,933,465
                                                                                -----------      -----------

                                                                                  3,855,493        4,058,837
      Land                                                                          247,731          247,731
                                                                                -----------      -----------

                                                                                  4,103,224        4,306,568
OTHER ASSETS
      Patents and trademarks, less accumulated amortization of $1,072,636
         (unaudited) and $1,001,157 at December 31, 1998 and June 30, 1998          255,968          273,999
      Long-term investments                                                           8,676            8,676
                                                                                -----------      -----------

                                                                                    264,644          282,675
                                                                                -----------      -----------

                                                                                $10,597,560      $11,317,774
                                                                                ===========      ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                (Unaudited)
                                                                                December 31,      June 30,
                                                                                   1998             1998
                                                                                -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                          $ 1,477,242      $   809,147

      Accrued expenses
         Payroll related                                                            350,657          384,135
         Other                                                                      182,327          199,388
                                                                                -----------      -----------

                 Total current liabilities                                        2,010,226        1,392,670

DEFERRED INCOME TAXES                                                               222,000          222,000

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value: 15,000,000 shares authorized; issued and outstanding 3,870,300 shares (unaudited) at December 31, 1998 and
         4,036,000 shares at June 30, 1998                                           38,703           40,360
      Additional paid-in capital                                                 11,246,373       11,769,053
      Unrealized losses on securities available-for-sale                             (8,508)          (8,508)
      Deficit in retained earnings                                               (2,911,234)      (2,097,801)
                                                                                -----------      -----------

                                                                                  8,365,334        9,703,104
                                                                                -----------      -----------

                                                                                $10,597,560      $11,317,774
                                                                                ===========      ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended                   Six months ended
                                                           December 31,                        December 31,
                                                  -----------------------------       -----------------------------
                                                     1998              1997              1998              1997
                                                  -----------       -----------       -----------       -----------

Net sales                                         $ 3,103,277       $ 3,308,962       $ 6,006,334       $ 6,939,772
Cost of goods sold                                  2,177,539         2,362,392         4,063,343         4,784,343
                                                  -----------       -----------       -----------       -----------

         Gross profit                                 925,738           946,570         1,942,991         2,155,429

Operating expenses
     Sales and marketing                              545,938           244,879           879,471           505,224
     General and administrative                       781,630           470,347         1,368,091         1,001,693
     Research and development                         286,025           261,737           566,038           508,329
                                                  -----------       -----------       -----------       -----------

                                                    1,613,593           976,963         2,813,600         2,015,246
                                                  -----------       -----------       -----------       -----------

         Earnings (loss) from operations             (687,855)          (30,393)         (870,609)          140,183

Other income, net                                      26,987            12,623            58,788            21,417
                                                  -----------       -----------       -----------       -----------

         Earnings (loss) before income taxes         (660,868)          (17,770)         (811,821)          161,600

Income tax expense (benefit)                              348           (19,677)            1,612             8,000
                                                  -----------       -----------       -----------       -----------


         Net earnings (loss)                      $  (661,216)      $     1,907       $  (813,433)      $   153,600
                                                  ===========       ===========       ===========       ===========


Net earnings (loss) per share
     Basic                                        $     (0.17)      $      0.00       $     (0.21)      $      0.04
                                                  ===========       ===========       ===========       ===========
     Diluted                                      $     (0.17)      $      0.00       $     (0.21)      $      0.04
                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding
     Basic                                          3,907,995         4,062,354         3,945,599         3,952,586
                                                  ===========       ===========       ===========       ===========
     Diluted                                        3,907,995         4,073,910         3,945,599         3,966,996
                                                  ===========       ===========       ===========       ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended December 31,
                                                                                  -----------------------------
                                                                                     1998              1997
                                                                                  -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings (loss)                                                          $  (813,433)      $   153,600

     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                                            451,861           427,226
             Loss on sale of investments                                                   --             9,810
             Changes in operating assets and liabilities:
                    Trade and other receivables                                      (424,723)         (496,923)
                    Refundable income taxes                                            52,000           328,094
                    Inventories                                                      (166,901)          106,020
                    Prepaid expenses and other                                       (125,614)          (41,171)
                    Accounts payable                                                  608,632           322,452
                    Accrued expenses                                                  (50,539)           (2,539)
                                                                                  -----------       -----------

                        Net cash provided by (used in) operating activities          (468,717)          806,569

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                       (177,038)         (270,512)
     Investment in patents and trademarks                                             (53,448)          (39,498)
     Sale of investments                                                                   --           422,598
                                                                                  -----------       -----------

                        Net cash provided by (used in) investing activities          (230,486)          112,588

CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of common stock                                                      (464,874)               --
                                                                                  -----------       -----------

                        Net cash used in financing activities                        (464,874)               --
                                                                                  -----------       -----------

                        Net increase (decrease) in cash and cash equivalents       (1,164,077)          919,157

Cash and cash equivalents at beginning of period                                    2,186,532           665,190
                                                                                  -----------       -----------

Cash and cash equivalents at end of period                                        $ 1,022,455       $ 1,584,347
                                                                                  ===========       ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                                                  Six Months Ended December 31,
                                                                                  -----------------------------
                                                                                     1998              1997
                                                                                  -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                            $        --       $       872
      Income taxes                                                                     22,010            10,676





SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of Pharmadyne minority shareholders' interest in the
     Pharmadyne subsidiary into LecTec Corporation common stock                   $        --       $ 1,369,411


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED DECEMBER 31, 1998 AND 1997

(1)   GENERAL

         The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a wholly-owned subsidiary which was merged into LecTec Corporation on December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months and six months ended December 31, 1998 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1998. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

         The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 873,066 and 753,355 shares of common stock with a weighted average exercise price of $7.70 and $8.29 were outstanding during the three months ended December 31, 1998 and 1997, but were excluded because they were antidilutive. Options and warrants to purchase 870,323 and 736,460 shares of common stock with a weighted average exercise price of $7.72 and $8.34 were outstanding during the six months ended December 31, 1998 and 1997, but were excluded because they were antidilutive.


(2)   STOCK REPURCHASE PROGRAM

         In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the quarter and six months ended December 31, 1998, 74,800 and 165,650 shares were repurchased for $223,663 and $524,338, including $59,463 which was settled after December 31, 1998. Through December 31, 1998 the Company has repurchased a total of 195,150 shares at a cost of $648,900. During the period from January 1, 1999 through February 10, 1999 the Company did not repurchase any additional shares.

(3)   COMPREHENSIVE INCOME

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and it components. SFAS 130 requires companies to report, in addition to net income, other components of comprehensive income, including unrealized gains or losses on securities available-for-sale. Total comprehensive loss for the second quarter of fiscal 1998 was $661,216 and total comprehensive income for the second quarter of fiscal 1997 was $7,274. Total comprehensive loss for the first six months of fiscal 1998 was $813,433 and total comprehensive income for the first six months of fiscal 1997 was $174,487. Adoption of this disclosure standard had no effect on the Company's results of operations or financial position as reported in the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED DECEMBER 31, 1998 AND 1997
                                   (CONTINUED)

(4)   NEW ACCOUNTING PRONOUNCEMENTS

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

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

RESULTS OF OPERATIONS

NET SALES

         Net sales for the second quarter of fiscal 1999 were $3,103,277 compared to net sales of $3,308,962 for the second quarter of fiscal 1998, a decrease of 6.2%. The decrease was primarily the result of decreased medical tape and conductive product sales which were partially offset by increased sales of therapeutic products. Conductive product sales, the Company's largest product group, decreased by 5.2% from the prior year while medical tape sales, the Company's second largest product group, decreased by 39.3% from the prior year and therapeutic product sales increased to $429,715 from $62,380 in the prior year. The conductive product sales decrease was primarily due to normal period-to-period fluctuations of sales to the Company's customers. Medical tape product sales decreased primarily due to the absence of sales in fiscal 1999 to several large international customers who purchase intermittently. The therapeutic product sales increase was primarily the result of sales of the various TheraPatch(R) brand products directly to retailers. In the prior year the Company had no patch sales to either CNS, Inc. (the Company's former distributor to retailers of its analgesic patch product), nor to a former direct marketing distributor. Effective July 1, 1998, the Company assumed responsibility for the retail distribution of the analgesic patch product that CNS, Inc. had previously handled, and in September 1998, the Company began the launch of its TheraPatch family of patch products. The product family launch included two patches for topical pain relief and two patches for cough suppression.

         Net sales for the first six months of fiscal 1999 were $6,006,334 compared to net sales of $6,939,772 for the first six months of fiscal 1998, a decrease of 13.5%. The decrease was primarily the result of decreased medical tape and conductive product sales. Conductive product sales decreased by 4.4% from the prior year, while medical tape product sales decreased by 34.0% and therapeutic product sales increased by 2.9%. Conductive product sales decreased primarily as a result of normal period-to-period fluctuations of sales to the Company's customers. Medical tape product sales decreased primarily due to the absence of sales in fiscal 1999 to several large international customers who purchase intermittently and due to the discontinuance of sales to several low-margin slit roll customers. The therapeutic product sales increase resulted from increased sales volumes of corn and callus therapeutic products. Patch product sales for the first six months of fiscal 1999 and fiscal 1998 were comparable in dollar amount. However, decreased unit volume in 1999 was offset by increased unit selling price as the Company sold directly to retailers rather than to CNS, Inc., the Company's exclusive distributor to retailers in the prior year.


GROSS PROFIT

         Gross profit for the second quarter of fiscal 1999 was $925,738 compared to $946,570 for the second quarter of fiscal 1998, a decrease of 2.2%. Gross profit as a percent of net sales for the second quarter of fiscal 1999 was 29.8% compared to 28.6% for the second quarter of fiscal 1998. The increase in the gross profit percent for the quarter resulted primarily from a shift in the sales mix toward higher margin patch products.

         Gross profit for the first six months of fiscal 1999 was $1,942,991 compared to $2,155,429 for the first six months of fiscal 1998, a decrease of 9.9%. Gross profit as a percent of net sales for the first six months of fiscal 1999 was 32.3% compared to 31.1% for the first six months of fiscal 1998. The increase in the gross profit percent for the first six months resulted primarily from higher margins on patch sales, primarily as a result of sales directly to retailers rather than to a distributor, and lower obsolescence expense, due in part to decreased inventory levels. These factors were partially offset by higher scrap and material usage costs, due primarily to the start-up of production on retail TheraPatch products.


SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $545,938 and $244,879 during the second quarters of fiscal 1999 and 1998, and as a percentage of net sales, were 17.6% and 7.4%. The increase in sales and marketing expenses for the quarter was primarily the result of expenses associated with the launch of the TheraPatch product family to retailers, as well as ongoing sales activities related to the Company's new Consumer Products Division. The increase in expenses was primarily due to increases in advertising, promotion and travel expense, as well as an increase in sales staff. These expenses associated with the Company's new Consumer Products Division were not present in the prior year. The Company anticipates that sales and marketing expenses, as a percentage of sales, will decrease as the sales volume of patch products increases.

         Sales and marketing expenses were $879,471 and $505,224 during the first six months of fiscal 1999 and 1998, and as a percentage of net sales, were 14.6% and 7.3%. The increase in sales and marketing expenses for the first six months of fiscal 1999 compared to the first six months of fiscal 1998 resulted from the same factors responsible for the increase in expenses for the second quarter of fiscal 1999.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $781,630 and $470,347 during the second quarters of fiscal 1999 and 1998, and as a percentage of net sales, were 25.2% and 14.2%. The increase in general and administrative expenses for the quarter included approximately $126,000 of expenses related to the re-negotiation and modification of the license agreement for the development and commercialization of cotinine, and $42,000 of legal expenses associated with work on new and existing patents. Increased regulatory and quality assurance expenses associated with achieving and maintaining ISO 9001 and EN 46001 certification were also factors in the increase in general and administrative expenses for the quarter. The Company anticipates that general and administrative expenses, as a percentage of sales, will be approximately 20% of net sales for the remainder of fiscal 1999.

         General and administrative expenses were $1,368,091 and $1,001,693 during the first six months of fiscal 1999 and 1998, and as a percentage of net sales, were 22.8% and 14.4%. The increase in general and administrative expenses for the first six months of fiscal 1999 compared to the first six months of fiscal 1998 resulted from the same factors responsible for the increase in expenses for the second quarter of fiscal 1999.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the second quarters of fiscal 1999 and 1998 were $286,025 and $261,737, and as a percentage of net sales, were 9.2% and 7.9%. The increase in research and development expenses for the quarter was primarily due to increases in staff.

         Research and development expenses for the first six months of fiscal 1999 and 1998 were $566,038 and $508,329, and as a percentage of net sales, were 9.4% and 7.3%. The increase in research and development expenses for the first six months reflects increased staffing levels and increased costs for testing and test runs of products under development.

OTHER INCOME, NET

         Other income, net increased in the second quarter of fiscal 1999 to $26,987 from $12,623 in the second quarter of 1998. Other income, net increased in the first six months of fiscal 1999 to $58,788 from $21,417 in the first six months of 1998. Other income was higher in both the second quarter and first six months of fiscal 1999 due to increased investment income as a result of higher cash and cash equivalent balances in fiscal 1999 compared to cash, cash equivalent and short-term investment balances during 1998, and a loss on the sale of investments incurred during fiscal 1998.


EARNINGS (LOSS) BEFORE INCOME TAXES

         The Company recorded a loss before income taxes of $660,868 in the second quarter of fiscal 1999 compared to a loss before income taxes of $17,770 in fiscal 1998. For the first six months of fiscal 1999, the Company recorded a loss before income taxes of $811,821 compared to earnings before income taxes of $161,600 for the first six months of fiscal 1998. The loss for the second quarter and first six months of fiscal 1999 was primarily the result of increased sales and marketing expenses related to the Company's new Consumer Products Division and increased general and administrative expenses, primarily those expenses related to the modification of the cotinine license agreement and achievement of ISO 9001 and EN 46001 certification.


INCOME TAX EXPENSE (BENEFIT)

         The Company recorded income tax expense of $348 in the second quarter of fiscal 1999 compared to an income tax benefit of $19,677 in the second quarter of fiscal 1998. For the first six months of fiscal 1999 the Company recorded income tax expense of $1,612 as compared to income tax expense of $8,000 in the first six months of fiscal 1998. Income tax expense for both the second quarter and first six months of fiscal 1999 reflect minimal tax expense associated with the Company's foreign sales corporation subsidiary and does not include any loss benefit as it may not be realizable. The income tax benefit recorded during the second quarter of fiscal 1998 reflects the adjustment of the income tax expense for the first six months of fiscal 1998 to reflect minimal income tax expense due to the utilization of NOL carryforwards.


IMPACT OF INFLATION

         Inflation has not had a significant impact on the Company's operations or cash flow.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $1,164,077 to $1,022,455 during the first six months of fiscal 1999. Receivables increased by $372,723 to $2,714,648 during the same period primarily as a result of higher sales in December of 1998 as compared to sales in June of 1998. Inventories increased by $166,901 during the six months ended December 31, 1998 to $1,884,912 primarily due to increased finished goods inventory of TheraPatch products necessary for the timely fulfillment of retail orders. Accounts payable increased by $668,095 to $1,477,242 during the first six months of fiscal 1999 primarily due to increased raw material, advertising and promotional payables related to the launch of the TheraPatch product family, amounts related to the modification of the cotinine license agreement, and repurchases of the Company's Common Stock made before, and settled after, December 31, 1998. Capital spending totaled $177,038 during the first six months of fiscal 1999. There were no material commitments for capital expenditures at December 31, 1998.

         Working capital decreased to $4,219,466 at the end of the first six months of fiscal 1999 from $5,335,861 at the end of fiscal 1998. The Company had a current ratio at the end of the first six months of fiscal 1999 of 3.1 as compared to 4.8 at the end of fiscal 1998.

         The Company had no short or long-term debt as of December 31, 1998. During August 1997 the Company obtained an unsecured $1,000,000 working capital line of credit which expired in September 1998. There were no borrowings outstanding on the line of credit during fiscal 1998 or fiscal 1999. Shareholders' equity decreased by $1,337,770 to $8,365,334 during the first six months of fiscal 1999. Of this decrease, $524,337 was due to the repurchase of shares under the stock purchase program announced in April of 1998 authorizing the repuchase of up to 500,000 shares. As of February 10, 1999 the Company has repurchased a total of 195,150 shares at a cost of $648,900 under the share repurchase program.

         Management believes that existing cash and cash equivalents, internally-generated cash-flow and the expected renewal of the short-term line of credit will be sufficient to support anticipated operating and capital spending requirements for the next twelve to eighteen months.


IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A number of other date issues (i.e. incorrect handling of leap years) may also cause problems. All of these issues are collectively referred to as Y2K. In fiscal 1998, the Company developed a comprehensive program for Y2K compliance consisting of two parts; internal systems compliance and third party compliance.

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

         The Company has completed Phases I and II of the internal systems compliance program and found the majority of its systems and all of its core systems to be Y2K compliant. The Y2K compliant status of the core systems benefited from upgrades undertaken during the past several years to make these systems adequate for the business needs of the Company. Plans to achieve Y2K compliance for the non-core systems were developed and completed by the end of calendar 1998 (Phase III). Phase IV of the program, testing of systems after implementation of changes, is currently underway and is expected to be completed by March 31, 1999. The Company is approximately 85% complete with Phase IV. The Company expects to have substantially completed all aspects of the internal systems compliance program by March 31, 1999, and considers the risk that compliance will not be achieved to be minimal.

         The Company has completed Phase I of the third party compliance program and is approximately 95% complete with Phase II. Initial questionnaires have been sent to major and/or critical third party vendors and customers, and approximately 90% of those contacted have responded. Responses are being sought from the remaining major and/or critical vendors and customers. The Company is approximately 50% complete with Phase III, the evaluation of responses, establishment of risk and the development of contingency plans. Because of the diversity of sources available for the Company's raw material, packaging material and supplies, the Company believes that third party Y2K compliance issues for these third parties will not have a material adverse effect on the Company's financial position, operations or cash flow. There can, however, be no assurance that this will be the case. If certain critical third party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company expects to have substantially completed all phases of the third party compliance program by June 30, 1999.

         All costs for Y2K compliance have been expensed in the period incurred and have been paid from operating funds. The Company does not specifically track internal staff time spent on the Y2K issue, however, it has included an estimate of the cost of this time in the estimated total costs. The Company estimates the total costs for both the internal systems compliance program and the third party compliance program through December 31, 1998 to be approximately $20,000, while total costs for Y2K compliance are estimated to be less than $50,000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Regular Annual Meeting of Shareholders of the Company was held on November 19, 1998. The following matters were voted on by
         Shareholders:

         1. The election of seven directors to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

         2. The ratification of the appointment of Grant Thornton LLP as the Company's independent auditor for the Company's current fiscal year.

         3.       A proposal to approve the LecTec Corporation 1998 Stock Option
                  Plan.

         4. A proposal to approve the LecTec Corporation 1998 Directors' Stock Option Plan.

         5. A proposal to approve the LecTec Corporation Employee Stock Purchase Plan.

         The results of the voting on these matters were as follows:

         1.       Board of Directors:
                                                         Withhold
                                              For        Authority       Total
                                           ---------     ---------     ---------
         Lee M. Berlin                     3,590,671       60,883      3,651,554
         Alan C. Hymes, M.D.               3,585,779       65,775      3,651,554
         Paul O. Johnson                   3,196,563      454,991      3,651,554
         Bert J. McKasy                    3,590,386       61,168      3,651,554
         Marilyn K. Speedie, Ph.D.         3,514,801      136,753      3,651,554
         Donald C. Wegmiller               3,514,003      137,551      3,651,554
         Rodney A. Young                   3,513,299      138,255      3,651,554

         2. Appointment of Grant Thornton LLP as independent auditor for the Company:

            For         Against      Abstain      Non-Vote        Total
         ---------      -------      -------      --------      ---------
         3,593,310       12,955       45,289             -      3,651,554

         3.       Approval of the LecTec Corporation 1998 Stock Option Plan:

            For         Against      Abstain      Non-Vote        Total
         ---------      -------      -------      --------      ---------
         2,386,531      231,544       80,189       953,290      3,651,554

         4.       Approval of the LecTec Corporation 1998 Directors' Stock
                  Option Plan:

            For         Against      Abstain      Non-Vote        Total
         ---------      -------      -------      --------      ---------
         2,387,161      171,270      139,833       953,290      3,651,554

         5.       Approval of the LecTec Corporation Employee Stock Purchase
                  Plan:

            For         Against      Abstain      Non-Vote        Total
         ---------      -------      -------      --------      ---------
         2,511,797       94,358       92,109       953,290      3,651,554


Item 5.  OTHER INFORMATION

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Item No.    Item                              Method of Filing
                  --------    ----                              ----------------
                   10.01      First Amendment, dated December 31,
                              1998, to License Agreement dated
                              March 9, 1993, between LecTec
                              Corporation, Pharmaco Behavioral
                              Associates, Inc. and The Regents of
                              the University of Minnesota . . . Filed herewith.*

                   10.02      Separate License Agreement
                              dated December 31, 1998
                              between LecTec Corporation and
                              Robert M. Keenan, M.D., Ph.D. . . Filed herewith.

                   27.01      Financial data schedule . . . . . Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  None.


Notes:

* Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, the confidential portions have been deleted and filed separately with the Securites and Exchange Commission together with a confidential treatment request.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date  February 12, 1999                      /s/ Rodney A. Young
      -----------------     ----------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President



Date  February 12, 1999                     /s/ Deborah L. Moore
      -----------------     ----------------------------------------------------
                                 Deborah L. Moore, Chief Financial Officer