Form 10-Q
period 1999-03-31
LECTEC CORP /MN/
filed 1999-05-17
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number:  0-16159

                               LECTEC CORPORATION
             ------------------------------------------------------
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

Yes    [X]       No      [ ]

The number of shares outstanding of the registrant's common stock as of May 12, 1999 was 3,860,329 shares.

                               LECTEC CORPORATION

   FORM 10-Q - QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


     Item 1.     Financial Statements and Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .   I-1

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .   I-8

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . .   I-13


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

     Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   II-1

     Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   II-1

                 Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   II-2

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)

                                                                              March 31,      June 30,
                                                                                1999           1998
                                                                            ------------   ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                              $   867,497    $ 2,186,532
     Receivables
         Trade, net of allowances of $91,540 (unaudited) and $90,818
             at March 31, 1999 and June 30, 1998                              2,701,299      2,251,757
         Refundable income taxes                                                  7,544         59,544
         Other                                                                   17,883         30,624
                                                                            -----------    -----------

                                                                              2,726,726      2,341,925
     Inventories
         Raw materials                                                        1,204,135      1,184,778
         Work-in-process                                                         17,265         15,055
         Finished goods                                                         671,411        518,178
                                                                            -----------    -----------

                                                                              1,892,811      1,718,011

     Prepaid expenses and other                                                 192,956        103,063

     Deferred income taxes                                                      379,000        379,000
                                                                            -----------    -----------

                Total current assets                                          6,058,990      6,728,531

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements                                                1,921,252      1,816,277
     Equipment                                                                6,917,847      6,791,765
     Furniture and fixtures                                                     408,131        384,260
                                                                            -----------    -----------

                                                                              9,247,230      8,992,302
     Less accumulated depreciation                                            5,454,442      4,933,465
                                                                            -----------    -----------

                                                                              3,792,788      4,058,837
     Land                                                                       247,731        247,731
                                                                            -----------    -----------

                                                                              4,040,519      4,306,568
OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,114,734
         (unaudited) and $1,001,157 at March 31, 1999 and June 30, 1998         228,680        273,999
     Long-term investments                                                        8,676          8,676
                                                                            -----------    -----------

                                                                                237,356        282,675
                                                                            -----------    -----------

                                                                            $10,336,865    $11,317,774
                                                                            ===========    ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                (Unaudited)

                                                                                  March 31,       June 30,
                                                                                   1999             1998
                                                                               ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  1,414,562     $    809,147

     Accrued expenses
         Payroll related                                                            508,489          384,135
         Other                                                                      194,411          199,388
                                                                               ------------     ------------

                Total current liabilities                                         2,117,462        1,392,670

DEFERRED INCOME TAXES                                                               222,000          222,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized; issued and outstanding 3,860,300 shares (unaudited) at March 31, 1999 and
         4,036,000 shares at June 30, 1998                                           38,603           40,360
     Additional paid-in capital                                                  11,227,411       11,769,053
     Unrealized losses on securities available-for-sale                              (8,508)          (8,508)
     Deficit in retained earnings                                                (3,260,103)      (2,097,801)
                                                                               ------------     ------------

                                                                                  7,997,403        9,703,104
                                                                               ------------     ------------

                                                                               $ 10,336,865     $ 11,317,774
                                                                               ============     ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended              Nine months ended
                                                 March 31,                      March 31,
                                       ---------------------------     ----------------------------
                                          1999            1998            1999             1998
                                       -----------     -----------     -----------     ------------

Net sales                              $ 3,196,311     $ 3,256,759     $ 9,202,645     $ 10,196,531
Cost of goods sold                       2,027,130       2,521,775       6,090,473        7,306,118
                                       -----------     -----------     -----------     ------------

         Gross profit                    1,169,181         734,984       3,112,172        2,890,413

Operating expenses
     Sales and marketing                   651,926         192,875       1,531,397          698,099
     General and administrative            586,442         574,155       1,954,533        1,575,848
     Research and development              298,367         280,411         864,405          788,740
                                       -----------     -----------     -----------     ------------

                                         1,536,735       1,047,441       4,350,335        3,062,687
                                       -----------     -----------     -----------     ------------

         Loss from operations             (367,554)       (312,457)     (1,238,163)        (172,274)

Other income, net                           19,788          21,205          78,576           42,622
                                       -----------     -----------     -----------     ------------

         Loss before income taxes         (347,766)       (291,252)     (1,159,587)        (129,652)

Income tax expense (benefit)                 1,103          (1,739)          2,715            6,261
                                       -----------     -----------     -----------     ------------

         Net loss                      $  (348,869)    $  (289,513)    $(1,162,302)    $   (135,913)
                                       ===========     ===========     ===========     ============

Net loss per share
     Basic                             $     (0.09)    $     (0.07)    $     (0.30)    $      (0.03)
                                       ===========     ===========     ===========     ============
     Diluted                           $     (0.09)    $     (0.07)    $     (0.30)    $      (0.03)
                                       ===========     ===========     ===========     ============

Weighted average shares outstanding
     Basic                               3,867,774       4,064,766       3,920,037        3,989,433
                                       ===========     ===========     ===========     ============
     Diluted                             3,867,774       4,064,766       3,920,037        3,989,433
                                       ===========     ===========     ===========     ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended March 31,
                                                                               ----------------------------

                                                                                  1999            1998
                                                                               -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                  $(1,162,302)    $  (135,913)

     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                                          634,554         638,256
            Warrants issued for services                                                --          33,401
            Loss on sale of investments                                                 --          10,915
            Deferred income taxes                                                       --          15,000
            Changes in operating assets and liabilities:
                    Trade and other receivables                                   (436,801)     (1,088,591)
                    Refundable income taxes                                         52,000         309,653
                    Inventories                                                   (174,800)        837,285
                    Prepaid expenses and other                                     (89,893)        (77,311)
                    Accounts payable                                               605,415         273,050
                    Accrued expenses                                               119,377         (64,548)
                                                                               -----------     -----------

                       Net cash provided by (used in) operating activities        (452,450)        751,197

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                    (254,928)       (348,525)
     Investment in patents and trademarks                                          (68,258)        (49,198)
     Sale of investments                                                                --         590,873
                                                                               -----------     -----------

                       Net cash provided by (used in) investing activities        (323,186)        193,150

CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of common stock                                                   (543,399)             --
                                                                               -----------     -----------

                       Net cash used in financing activities                      (543,399)             --
                                                                               -----------     -----------

                       Net increase (decrease) in cash and cash equivalents     (1,319,035)        944,347

Cash and cash equivalents at beginning of period                                 2,186,532         665,190
                                                                               -----------     -----------

Cash and cash equivalents at end of period                                     $   867,497     $ 1,609,537
                                                                               ===========     ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                                 Nine Months Ended March 31,
                                                                 ---------------------------

                                                                    1999          1998
                                                                 ----------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                             $    --    $    1,106
      Income taxes                                                  22,128        16,732





SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of Pharmadyne minority shareholders' interest in the
     Pharmadyne subsidiary into LecTec Corporation common stock    $    --    $1,369,411

Warrants granted for future services                               $    --    $   16,599

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 1999 AND 1998


(1)   GENERAL

              The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a wholly-owned subsidiary which was merged into LecTec Corporation on December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months and nine months ended March 31, 1999 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1998. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

              The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 888,822 and 852,310 shares of common stock with a weighted average exercise price of $7.56 and $7.90 were outstanding during the three months ended March 31, 1999 and 1998, but were excluded because they were antidilutive. Options and warrants to purchase 876,489 and 775,076 shares of common stock with a weighted average exercise price of $7.64 and $8.18 were outstanding during the nine months ended March 31, 1999 and 1998, but were excluded because they were antidilutive.

(2)   STOCK REPURCHASE PROGRAM

              In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the quarter and nine months ended March 31, 1999, 10,000 and 175,650 shares were repurchased for $19,062 and $543,399. Through March 31, 1999 the Company has repurchased a total of 205,150 shares at a cost of $667,962. During the period from April 1, 1999 through May 13, 1999 the Company did not repurchase any additional shares.

(3)   COMPREHENSIVE INCOME

              As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and it components. SFAS 130 requires companies to report, in addition to net income, other components of comprehensive income, including unrealized gains or losses on securities available-for-sale. Total comprehensive loss for the third quarter of fiscal 1999 and 1998 was $348,869 and $292,827. Total comprehensive loss for the first nine months of fiscal 1999 and 1998 was $1,162,302 and $118,340. Adoption of this disclosure standard had no effect on the Company's results of operations or financial position as reported in the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 1999 AND 1998
                                   (CONTINUED)


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

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS

NET SALES

         Net sales for the third quarter of fiscal 1999 were $3,196,311 compared to net sales of $3,256,759 for the third quarter of fiscal 1998, a decrease of 1.9%. The decrease was primarily the result of decreased medical tape product sales which were partially offset by increased sales of therapeutic products and conductive products. Conductive product sales, the Company's largest product group, increased by 8.3% from the prior year while medical tape sales, the Company's second largest product group, decreased by 48.6% from the prior year and therapeutic product sales increased to $565,919 from $110,250 in the prior year. The conductive product sales increase was primarily due to increased sales to a specific OEM customer. Medical tape product sales decreased in fiscal 1999 primarily due to the absence of sales to a large international customer who purchases intermittently. The therapeutic product sales increase was primarily the result of sales of the Company's various TheraPatch(R) brand products directly to retailers. During the third quarter of fiscal 1998, the Company had no sales of therapeutic patch products to CNS, Inc., the former retail distributor of the Company's analgesic patches. Effective July 1, 1998, the Company assumed responsibility for managing the retail distribution of the analgesic patch product that CNS, Inc. had previously handled, and in September 1998, the Company began the launch of its TheraPatch family of patch products. The September 1998 product family launch included two patches for topical pain relief and two patches for cough suppression. In March 1999 the Company added two new anti-itch patches to the TheraPatch product family.

         Net sales for the first nine months of fiscal 1999 were $9,202,645 compared to net sales of $10,196,531 for the first nine months of fiscal 1998, a decrease of 9.7%. The decrease was primarily the result of decreased medical tape product sales. Conductive product sales decreased by 0.6% from the prior year, while medical tape product sales decreased by 39.6% and therapeutic product sales increased by 67.2%. Conductive product sales decreased primarily as a result of normal period-to-period fluctuations of sales to the Company's customers. Medical tape product sales decreased primarily due to the absence of sales to several large international customers who purchase intermittently and due to the discontinuance of sales to several low-margin slit roll customers. The therapeutic product sales increase resulted primarily from increased TheraPatch product sales to retailers, both as a result of increased volumes and increased unit selling price. The higher unit selling price in 1999 was the result of the Company selling directly to retailers rather than to CNS, Inc., the Company's exclusive distributor to retailers in the prior year.


GROSS PROFIT

         Gross profit for the third quarter of fiscal 1999 was $1,169,181 compared to $734,984 for the third quarter of fiscal 1998, an increase of 59.1%. Gross profit as a percent of net sales for the third quarter of fiscal 1999 was 36.6% compared to 22.6% for the third quarter of fiscal 1998. The increase in the gross profit percent for the quarter resulted primarily from a shift in the sales mix from lower margin medical tapes toward higher margin patch products.

         Gross profit for the first nine months of fiscal 1999 was $3,112,172 compared to $2,890,413 for the first nine months of fiscal 1998, an increase of 7.7%. Gross profit as a percent of net sales for the first nine months of fiscal 1999 was 33.8% compared to 28.3% for the first nine months of fiscal 1998. The increase in the gross profit percent for the first nine months resulted primarily from a shift in the sales mix from lower margin medical tapes toward higher margin patch products, as well as higher margins on patch sales, primarily as a result of sales directly to retailers rather than to a distributor. These factors were partially offset by higher scrap and material usage costs, due primarily to the start-up of production on retail TheraPatch products.


SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $651,926 and $192,875 during the third quarters of fiscal 1999 and 1998, and as a percentage of net sales, were 20.4% and 5.9%. The increase in sales and marketing expenses for the quarter was primarily the result of expenses associated with the Company's new Consumer Products Division. The new division is responsible for the management of the Company's retail distribution network, and the sales and marketing activities related to the TheraPatch family of products. The increase in expenses was primarily due to increases in advertising, sales staff and slotting fees to establish new retail accounts. These expenses were not present in the prior year. The Company anticipates that sales and marketing expenses, as a percentage of sales, will decrease as the sales volume of patch products increases.

         Sales and marketing expenses were $1,531,397 and $698,099 during the first nine months of fiscal 1999 and 1998, and as a percentage of net sales, were 16.6% and 6.8%. The increase in expenses was primarily due to increases in sales staff, advertising and slotting fees to establish new retail accounts.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $586,442 and $574,155 during the third quarters of fiscal 1999 and 1998, and as a percentage of net sales, were 18.3% and 17.6%. The Company anticipates that general and administrative expenses, as a percentage of sales, will be approximately 20% of net sales for the remainder of fiscal 1999.

         General and administrative expenses were $1,954,533 and $1,575,848 during the first nine months of fiscal 1999 and 1998, and as a percentage of net sales, were 21.2% and 15.5%. The increase in general and administrative expenses for the nine months was primarily the result of increased regulatory and quality assurance expenses associated with achieving and maintaining ISO 9001 and EN 46001 certification, expenses related to the re-negotiation and modification of the license agreement for the development and commercialization of cotinine, and legal expenses associated with work on new and existing patents.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the third quarters of fiscal 1999 and 1998 were $298,367 and $280,411, and as a percentage of net sales, were 9.3% and 8.6%.

         Research and development expenses for the first nine months of fiscal 1999 and 1998 were $864,405 and $788,740, and as a percentage of net sales, were 9.4% and 7.7%. The increase in research and development expenses for the first nine months reflects increased staffing levels and increased costs for testing and test runs of products under development.


OTHER INCOME, NET

         Other income decreased in the third quarter of fiscal 1999 to $19,788 from $21,205 in the third quarter of 1998. Other income increased in the first nine months of fiscal 1999 to $78,576 from $42,622 in the first nine months of 1998. Other income was higher in the first nine months of fiscal 1999 due to increased investment income as a result of higher cash and cash equivalent balances in fiscal 1999 compared to 1998, and a loss on the sale of investments incurred during fiscal 1998.

LOSS BEFORE INCOME TAXES

         The Company recorded a loss before income taxes of $347,766 in the third quarter of fiscal 1999 compared to a loss before income taxes of $291,252 in fiscal 1998. For the first nine months of fiscal 1999, the Company recorded a loss before income taxes of $1,159,587 compared to a loss before income taxes of $129,652 for the first nine months of fiscal 1998. The loss for the third quarter and first nine months of fiscal 1999 was primarily the result of increased sales and marketing expenses related to the Company's new Consumer Products Division and increased general and administrative expenses, primarily those expenses related to the modification of the cotinine license agreement and achievement of ISO 9001 and EN 46001 certification.


INCOME TAX EXPENSE (BENEFIT)

         The Company recorded income tax expense of $1,103 in the third quarter of fiscal 1999 compared to an income tax benefit of $1,739 in the third quarter of fiscal 1998. For the first nine months of fiscal 1999 the Company recorded income tax expense of $2,715 as compared to income tax expense of $6,261 in the first nine months of fiscal 1998. Income tax expense for both the third quarter and first nine months of fiscal 1999 reflect minimal tax expense associated with the Company's foreign sales corporation subsidiary and does not include any loss benefit as it may not be realizable. The income tax benefit recorded during the third quarter of fiscal 1998 reflects the adjustment of the income tax expense for the first nine months of fiscal 1998 to reflect minimal income tax expense due to the utilization of NOL carryforwards.


IMPACT OF INFLATION

         Inflation has not had a significant impact on the Company's operations or cash flow.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $1,319,035 to $867,497 during the first nine months of fiscal 1999. Receivables increased by $384,801 to $2,726,726 during the same period primarily as a result of higher sales in March of 1999 as compared to sales in June of 1998. Inventories increased by $174,800 during the nine months ended March 31, 1999 to $1,892,811 primarily due to increased finished goods inventory of TheraPatch products necessary for the timely fulfillment of retail orders. Accounts payable increased by $605,415 to $1,414,562 during the first nine months of fiscal 1999 primarily due to increased raw material, advertising and promotional payables related to the TheraPatch product family. Capital spending totaled $254,928 during the first nine months of fiscal 1999. There were no material commitments for capital expenditures at March 31, 1999.

         Working capital decreased to $3,941,528 at the end of the first nine months of fiscal 1999 from $5,335,861 at the end of fiscal 1998. The Company had a current ratio as of March 31, 1999 of 2.9 as compared to 4.8 as of June 30, 1998.

         The Company had no short or long-term debt as of March 31, 1999. During August 1997 the Company obtained an unsecured $1,000,000 working capital line of credit which expired in September 1998. There were no borrowings outstanding on the line of credit during fiscal 1998 or fiscal 1999. Shareholders' equity decreased by $1,705,701 to $7,997,403 during the first nine months of fiscal 1999. Of this decrease, $543,399 was due to the repurchase of common stock under the share repurchase program announced in April of 1998 authorizing the repurchase of up to 500,000 shares. As of May 13, 1999 the Company has repurchased a total of 205,150 shares at a cost of $667,962 under the share repurchase program.

         Management believes that existing cash and cash equivalents, internally-generated cash-flow and a new secured line of credit, expected to be in place by June 30, 1999, will be sufficient to support anticipated operating and capital spending requirements over the next twelve months. Management is currently evaluating additional sources of capital that may be appropriate for funding longer term growth and expansion of the business. Maintaining adequate levels of working capital depends in part on the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability or that future capital infusions will be available.


IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A number of other date issues (i.e. incorrect handling of leap years) may also cause problems. All of these issues are collectively referred to as Y2K. In fiscal 1998, the Company developed a comprehensive program for Y2K compliance consisting of two parts: internal systems compliance and third party compliance.

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

         The Company has completed Phases I and II of the internal systems compliance program and found the majority of its systems and all of its core systems to be Y2K compliant. The Y2K compliant status of the core systems benefited from upgrades undertaken during the past several years to make these systems adequate for the business needs of the Company. Plans to achieve Y2K compliance for the non-core systems were developed and completed by the end of calendar 1998 (Phase III). Phase IV of the program, testing of systems after implementation of changes, was completed by March 31, 1999 with the exception of the testing of point of sale and sales order systems. Testing of these systems is expected to be completed by June 30, 1999, and the Company considers the risk that compliance will not be achieved to be minimal.

         The Company has completed Phase I and II of the third party compliance program for current vendors and customers and is contacting new vendors and customers to determine their Y2K compliance as necessary. The Company is approximately 75% complete with Phase III, the evaluation of responses, establishment of risk and the development of contingency plans. Because of the diversity of sources available for the Company's raw material, packaging material and supplies, the Company believes that third party Y2K compliance issues for these third parties will not have a material adverse effect on the Company's financial position, operations or cash flow. There can, however, be no assurance that this will be the case. If certain critical third party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company expects to have substantially completed all phases of the third party compliance program by June 30, 1999.

         All costs for Y2K compliance have been expensed in the period incurred and have been paid from operating funds. The Company does not specifically track internal staff time spent on the Y2K issue, however, it has included an estimate of the cost of this time in the estimated total costs. The Company estimates the total costs for both the internal systems compliance program and the third party compliance program through March 31, 1999 to be approximately $22,000, while total costs for Y2K compliance are estimated to be less than $50,000.

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

              None.

Item 5.       OTHER INFORMATION

              None.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)        EXHIBITS

                         Item No.   Item                                                  Method of Filing
                         --------   ----                                                  ----------------

                          27.01     Financial data schedule . . . . . . . . . . .         Filed herewith.

              (b)        REPORTS ON FORM 8-K

                         None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date            May 14, 1999                                                 /s/ Rodney A. Young
          -----------------------------        -----------------------------------------------------------------------
                                                            Rodney A. Young, Chief Executive Officer & President



Date            May 14, 1999                                                /s/ Deborah L. Moore
          -----------------------------        -----------------------------------------------------------------------
                                                                  Deborah L. Moore, Chief Financial Officer