Form 10-K
period 1999-06-30
LECTEC CORP /MN/
filed 1999-09-28
CIK 805928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999.

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            _________________ TO _______________.

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

            The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 22, 1999 was $8,660,427 based upon the last reported sale price of the Common Stock at that date by the Nasdaq Stock Market.

            The number of shares outstanding of the Registrant's Common Stock as of September 22, 1999 was 3,876,476 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

            Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held November 11, 1999 (1999 Proxy Statement).

                                     PART I

ITEM 1.     BUSINESS

GENERAL
            LecTec Corporation (the "Company") designs, manufactures and markets diagnostic ECG ("electrocardiograph") electrodes, conductive and non-conductive adhesive hydrogels, medical tapes and patches for the topical application of over-the-counter ("OTC") drugs and therapeutic and skin care ointments. The Company markets and sells its products to medical products distributors, physician clinics, hospital purchasing organizations, hospitals, long-term care facilities, consumers through retail outlets (food, chain drug and discount stores) and original equipment manufacturers ("OEM"s). All of the products manufactured by the Company are designed to be highly compatible with skin.
            The Company developed one of the first solid gel disposable ECG electrodes which did not require the use of aqueous conductive gels in order to maintain contact with the skin. The Company has since continued to develop, manufacture and market electrodes as well as hydrogels, medical tapes, OTC topical delivery patches and therapeutic products. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for electrical conductivity and skin compatibility. The Company holds multiple domestic and foreign patents.
            Effective January 14, 1999, the Company was certified as meeting the requirements of ISO 9001 and EN46001 quality system standards. Certification was granted by TUV Product Service GmbH. Meeting these standards, particularly EN46001, confirms that the Company has achieved the highest level of quality systems compliance demonstrated by world-class design and manufacturing firms. For medical devices, EN46001 is awarded only to those companies which satisfy the rigorous standards of ISO 9001 and comply with the European Union's Medical Device Directive.
            The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs and ointments, new conductive adhesive hydrogel polymers and improved medical tapes, as well as a smoking cessation pill. In addition, existing technologies are being refined to focus on new products targeting new customers and new markets.
            The Company was organized in 1977 as a Minnesota corporation. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (612) 933-2291.


PRODUCTS

            The Company's core competency is skin interface technology. This competency results in products which are chemically compatible with human skin, thereby reducing skin irritation and reducing damage to the skin as well as the risk of infection. The electrical properties, adhesive characteristics, dimensions, drug stability, shelf life and manufacturability of the Company's products are highly consistent and reproducible from product to product.

CONDUCTIVE PRODUCTS

            The Company's conductive products include diagnostic electrodes and electrically conductive adhesive hydrogels.
            The Company applies its patented conductive, skin compatible, adhesive hydrogel technology to cardiac diagnostic electrodes. The Company's patented natural and synthetic-based hydrogel polymers are self-adherent and are capable of being made electrically conductive. Using natural-based polymers, the Company developed the first solid gel disposable diagnostic ECG electrodes. All of the Company's electrodes meet or exceed all national and international performance standards.
            The solid gel design of the Company's electrodes provides more consistent electrical performance and eliminates clean-up time for the clinician. Currently the Company has three different types of diagnostic electrodes: LecTec 1000 Series, a disposable electrode made of natural polymer solid gel with gentle adhesion; LecTec 3000 Series and LecTec 3009 Series, synthetic solid gel electrodes with higher levels of adhesion which meet all AAMI ("American Association for Medical Instrumentation") standards including defibrillation recovery; and LecTec 4000 Series, a synthetic solid gel, silver substrate electrode which also meets all AAMI standards including defibrillation recovery.
            The Company pioneered hydrogel technology and manufactures synthetic and natural-based hydrogels. These hydrogels are resistant to dehydration, evaporation and changes in electrical and physical properties. Hydrogels are also used topically to deliver specific medications to the skin. Hydrogels are manufactured with various levels of conductivity, as well as with varying degrees of self-adhesive properties, for diagnostic electrodes, electrosurgical grounding pads, external defibrillation, pacing and monitoring electrodes, TENS ("Transcutaneous Electronic Nerve Stimulation") products and iontophoretic return electrodes.
             Sales of conductive products accounted for approximately 63%, 61% and 63% of the Company's total sales for fiscal years 1999, 1998 and 1997.

MEDICAL TAPE PRODUCTS

            The Company manufactures and markets hypoallergenic medical tape products in various individual slit roll widths and in large jumbo rolls for the world market. The Company's medical tape business includes the U.S. health care market (hospitals and alternate care segments), the U.S. consumer market and the international health care market. The Company's medical tape product line is comprised of the standard paper, plastic and cloth products widely used in the health care industry.
            The Company manufactures and markets the individual slit roll widths under the private label brand names of customers and under the LecTec brand name. The large jumbo rolls are converted by the customer into individual slit roll widths for ultimate sale to consumers.
            Sales of medical tapes accounted for approximately 22%, 32% and 25% of the Company's total sales for fiscal years 1999, 1998 and 1997.

THERAPEUTIC CONSUMER PRODUCTS

            The Company manufactures and markets patches for the topical application of OTC drugs and other therapeutic ointments and skin care compounds. Therapeutic patch products use a hydrogel coated, breathable cloth patch to deliver OTC drugs and other therapeutic compounds onto the skin. Products currently manufactured using the adhesive-based patch technology are analgesic patches for localized pain relief, cough suppressant patches, anti-itch patches, wart removers, and a corn and callus remover. These products are marketed as OTC products. The analgesic, cough suppresant and anti-itch patches are marketed under the LecTec brand name TheraPatch(R) while the wart removers and corn and callus removers are marketed under the private label of the customer.
            Sales of therapeutic consumer products accounted for approximately 15%, 7% and 12% of the Company's total sales for fiscal years 1999, 1998 and 1997.


MARKETING AND MARKETING STRATEGY

            The Company markets and sells its products to medical products distributors, physician clinics, hospital purchasing organizations, hospitals, long-term care facilities, consumers through retail outlets (food, chain drug and discount stores) and original equipment manufacturers.
            A major entry into the consumer products markets was supported by the hiring of a new retail sales executive late in fiscal 1998 and a retail sales team in fiscal 1999. In the consumer products markets, retail broker and manufacturer's representative contracts have been established. The TheraPatch(R) brand is the umbrella brand for the Company's topical patches introduced to all markets.

            In addition to the retail sales team hired for entry into the retail consumer products markets, the Company has sales teams which address other markets into which it sells. These teams support sales to:
            * end-user organizations such as physician clinics, hospital purchasing organizations, individual hospitals and long-term care facilties,
            * medical products distributors who sell to end-user organizations, and
            * OEMs which either include the Company's product with the product they sell (e.g., electrodes purchased from the Company may be included with electrocardiogram machines manufactured and sold by an OEM), or use the Company's jumbo rolls of hydrogels and medical tapes to manufacture a finished product for sale to the end-user (e.g., hydrogel purchased from the Company may be used by an OEM to make electrodes, or jumbo rolls of tape purchased from the Company may be slit, cut and wound on small cores by an OEM resulting in a product ready for the end-user).
            The Company has not experienced any significant seasonality in sales of its products.
            The Company sells its products in the U.S., Europe, Latin America, Asia, Canada and Middle East. All of the Company's international sales are denominated in U.S. dollars, thus, the impact of the foreign currency transaction gains and losses are borne by the Company's customers. The Company does not believe the January 1, 1999 euro currency conversion has had, nor will have, a material impact on its financial statements. Export sales accounted for approximately 13%, 26% and 19% of total sales for 1999, 1998 and 1997.
            The Company's international sales are made by the Company's corporate sales force. The Company does not maintain a separate international marketing staff or operations. The following table sets forth export sales by geographic area:

                               Years ended June 30
                      --------------------------------------
                         1999          1998          1997
                         ----          ----          ----
Europe                $1,216,199    $1,705,996    $1,456,141
Latin America            371,654       371,854       484,319
Asia                      31,935        62,027       132,590
Canada                     7,011       199,082       117,966
Middle East                   --       912,240        14,854
Other                     28,333        71,949        82,062
                      ----------    ----------    ----------

Total Export Sales    $1,655,132    $3,323,148    $2,287,932
                      ==========    ==========    ==========


CUSTOMERS

            Spacelabs Burdick Inc. accounted for 22%, 18% and 19% of the Company's total sales for the fiscal years 1999, 1998 and 1997. The Company sold its products to approximately 240, 190 and 140 active customers during 1999, 1998 and 1997. The Company's backlog orders (purchase orders received from customers for future shipment) as of August 12, 1999 totaled $913,000 (all of which the Company expects to fill in fiscal 2000), compared with approximately $911,000 on August 12, 1998.


COMPETITION

            The markets for electrodes, hydrogels, medical tapes and topical OTC drug delivery patches are highly competitive. Firms in the medical and consumer industries compete on the basis of product performance, pricing, distribution and service. Many of the Company's major competitors have significantly greater financial, marketing and technological resources than the Company. However, the Company believes that it competes on the basis of proprietary technology, speed-to-market, flexibility, innovative "first-in-category" patches, customer focus and its ability to manufacture and market its products to targeted market segments.

            Over the past several years there have been a number of mergers within the electrode and hydrogel industries, resulting in fewer but larger competitors. The Company has also noted a consolidation of customers and a reduction in the number of manufacturers of medical tapes.
            The Company's primary competitor for electrode and hydrogel sales is Tyco International and the dominant competitors for medical tape sales are 3M Company and Johnson & Johnson. The Company's OTC TheraPatch family of analgesic, anti-itch and cough suppressant patches competes with ointments, lotions and creams manufactured by various competitors including Mentholatum/Rohto Pharmaceuticals, Inc.


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


RESEARCH AND DEVELOPMENT

            The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new and improved products and new technologies.
            The Company may develop products internally, jointly with corporations and/or with inventors from outside the Company. The Company may then market resulting products by sponsoring partners or through a marketing arrangement with an appropriate distributor. Research and development contract opportunities are evaluated on an individual basis.
            The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs and ointments, new conductive adhesive hydrogel polymers and improved medical tapes, as well as a smoking cessation pill. In addition, existing technologies are being refined to focus on new products targeting new customers and new markets.
            The Company believes that cotinine is a promising non-nicotine drug for use in treating tobacco withdrawal symptoms. Because of the additional cost associated with the remaining clinical work on cotinine, the Company is actively seeking outside partners to help fund this development and move this non-nicotine program to completion.
            During fiscal years 1999, 1998 and 1997, the Company spent approximately $1,170,000, $1,037,000 and $1,515,000 on research and development.


GOVERNMENTAL AND ENVIRONMENTAL REGULATION

            The Company's Quality System includes design development planning, testing, manufacturing, packaging, labeling and distribution of the Company's products which are subject to federal and foreign regulations, and in some instances, state and local government regulations.


UNITED STATES REGULATION
            The Company's electrodes sold in the United States are subject to federal Food and Drug Administration (the "FDA") policy and are marketed pursuant to Section 510(k) notification, which is a means of obtaining FDA clearance to market a medical device. The Company's finished goods electrodes and medical tapes sold in the United States are subject to the FDA's current Good Manufacturing Practices ("GMP") and quality system regulations.
            The Company's hydrogels and jumbo roll medical tapes sold domestically are also subject to GMP and quality system regulations as they are sold to OEMs and distributors for processing into finished commercial goods.
            The Company's topical OTC drug delivery patches are marketed under applicable federal FDA OTC monographs. Any new drug development products, such as the Company's cotinine-based smoking cessation product would be marketed only after approval of a New Drug Application containing full reports of detailed laboratory and clinical investigations on laboratory animals and human patients.


FOREIGN REGULATION
            The Company's finished goods electrodes and medical tapes sold into the European Community (the "EC") are considered to be Class I, non-sterile and non-measuring medical devices. These products are "CE" marked and "self declared" as being compliant to the Medical Device Directive 93/42/EEC. An authorized representative for the Company has been established in the EC as required by European law. Foreign sales of the Company's finished goods electrodes and medical tapes are made only into the EC.
            There are no foreign regulatory approvals required to sell the Company's hydrogels and jumbo roll medical tapes into foreign countries because these products are sold to OEM customers for processing into finished commercial goods.
            The Company's topical OTC drug delivery patches are not currently sold outside the United States.


ENVIRONMENTAL REGULATION
            The Company does not use solvents that have an adverse effect on the environment in the manufacturing of its products. The Company does not anticipate any major expenditure for environmental controls during the next fiscal year.


PATENTS AND TRADEMARKS

            The Company has U.S. and foreign patents on adhesive hydrogels, electrodes, transdermal and topical delivery systems and tape structures. Twenty-six active U.S. patents and twenty-two active international patents are currently assigned or licensed to the Company. Five U.S. patents were issued to the Company during fiscal 1999. Eleven U.S. and foreign applications are pending including two which are on appeal. Foreign patent applications are pending in numerous European countries, Australia, New Zealand, Canada and Japan. The patents most pertinent to the Company's major products have a remaining duration ranging from two to eighteen years. Three of these patents have a remaining duration of less than five years and the expiration of these patents is not expected to have a material effect on the Company's proprietary position.
            No trademark registrations were received in fiscal 1999. Eight trademark registrations are pending.
            The Company expects that its products will be subject to continuous modifications due to improvements in materials and technological advances for medical products. Therefore, the Company's continued success does not depend solely upon ownership of patents, but upon technical expertise, creative skills and the ability to forge these talents into the timely release of new products.
            The Company uses both patents and trade secrets to protect its proprietary property and information. In addition, the Company monitors competitive products and patent publications to be aware of potential infringement of its rights.


EMPLOYEES

            As of June 30, 1999, the Company employed 93 full-time employees. None of the Company's employees are represented by labor unions or other collective bargaining units. The Company believes relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age         Title
-------------------         ---         -----------------------------------------------
Rodney A. Young             44          Chairman, Chief Executive Officer and President
Deborah L. Moore            42          Chief Financial Officer, Secretary and Treasurer
Jane M. Nichols             53          Vice President, Marketing and New Business Development
Daniel M. McWhorter         59          Vice President, Research and Development
John D. LeGray              53          Vice President, Quality Assurance and Regulatory Affairs

            Rodney A. Young is Chairman, Chief Executive Officer and President. He joined the Company in August 1996. Prior to joining LecTec, Mr. Young had 21 years of health care industry experience including sales and marketing for Upjohn Company and 3M Company. Prior to joining the Company, he was Vice President and General Manager of the Specialized Distribution Division of Baxter International, Inc.

            Deborah L. Moore is Chief Financial Officer, Secretary and Treasurer. She joined the Company in February 1997. Ms. Moore's 22-year professional background includes public accounting with the big five firms of Ernst & Young LLP and Deloitte & Touche LLP. Prior to joining LecTec she was the Vice President of Corporate Development for Varitronic Systems, Inc.

            Jane M. Nichols is Vice President, Marketing and New Business Development. She joined the Company in April 1997. Ms. Nichols' 27-year career includes clinical, technical and management roles at Methodist Hospital and Park Nicollet Medical Centers, and senior marketing positions at 3M Company and Ecolab.

            Daniel M. McWhorter is Vice President, Research and Development. He joined the Company in January 1997. Mr. McWhorter has more than 27 years of experience in the medical products industry including both technical and general management positions at The Kendall Company and Pharmacia Deltec and senior technical positions at Abbott Laboratories and Mentor Corporation.

            John D. LeGray is Vice President, Quality Assurance and Regulatory Affairs. He joined the Company in September 1997. Mr. LeGray's 32-year career includes technical and management positions at DiaSorin Inc., Bayer Corporation and Abbott Laboratories.

ITEM 2.     PROPERTIES

            The Company owns a building located in Minnetonka, Minnesota, containing 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. In addition, the Company leases a building in Edina, Minnesota containing 29,000 square feet of manufacturing and warehouse space. The Edina building lease term extends through June 30, 2002.


ITEM 3.     LEGAL PROCEEDINGS

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol LECT.
            The following table sets forth the high and low daily trade price information for the Company's common stock for each quarter of fiscal 1999 and 1998. Such prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

YEARS ENDED JUNE 30,              1999                        1998
                      ------------------------    ------------------------
                           HIGH           LOW          HIGH           LOW
                           ----           ---          ----           ---

First Quarter             $4.000        $2.250        $9.750        $5.375

Second Quarter             4.000         2.125         7.000         4.500

Third Quarter              3.000         1.250         5.750         3.875

Fourth Quarter             4.750         1.813         4.469         3.250

                  As of September 22, 1999 the Company had 3,876,476 shares of common stock outstanding, and 337 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.
                  The Company has not declared or paid cash dividends on its common stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA


CONSOLIDATED STATEMENT OF OPERATIONS DATA

Years ended June 30,                      1999             1998             1997            1996             1995
                                          ----             ----             ----            ----             ----
Net sales                             $ 12,279,075     $ 12,922,365     $ 12,256,327    $ 13,100,754     $ 14,138,290
Gross profit                             4,093,561        3,715,032        4,324,180       4,969,659        5,697,562
Earnings (loss) from operations         (1,771,324)        (474,935)      (2,215,951)*      (724,074)          69,761
Earnings (loss) before equity in
   losses of unconsolidated
   subsidiary                           (1,683,257)        (404,061)      (2,140,660)*      (632,193)         153,863
Equity in losses of unconsoli-
   dated subsidiary                             --               --          126,067              --               --
Net earnings (loss)                     (1,683,257)        (404,061)      (2,266,727)*      (632,193)         153,863
Net earnings (loss) per common
   and common equivalent share
   (BASIC AND DILUTED)                        (.43)            (.10)           (.59)*           (.17)             .04

CONSOLIDATED BALANCE SHEET DATA

At June 30,                               1999             1998             1997            1996             1995
                                          ----             ----             ----            ----             ----
Cash, cash equivalents and
   short-term investments             $  1,022,025     $  2,186,532     $  1,242,777    $    800,693     $    839,942
Current assets                           5,898,768        6,728,531        6,873,696       5,624,682        5,764,363
Working capital                          3,471,715        5,335,861        4,035,084       4,240,024        4,490,796
Property, plant and equipment, net       4,028,491        4,306,568        4,592,304       5,112,975        5,559,807
Long-term investments                        5,343            8,676            8,013         574,806          568,156
Total assets                            10,132,573       11,317,774       11,837,356      12,494,003       12,646,745
Long-term liabilities                      197,000          222,000          211,000         174,000          167,000
Shareholders' equity                     7,508,520        9,703,104        8,787,744      10,935,345       11,206,178



* Includes a nonrecurring restructuring charge of $2,180,353 or $.57 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES
                  Net sales were $12,279,075 in 1999, a decrease of 5.0% from net sales of $12,922,365 in 1998. Net sales were $12,256,327 in 1997. The decrease in 1999 net sales was primarily the result of decreased medical tape sales, partially offset by increased therapeutic consumer product sales.
The increase in 1998 net sales was due primarily to increased medical tape sales.
                  Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 1.9% in 1999 to $7,758,286 from $7,906,676 in 1998. Conductive product net sales were $7,713,932 in 1997. These fluctuations in sales were primarily volume-related. The Company expects fiscal 2000 conductive sales to be comparable to fiscal 1999 sales.
                  Net sales of medical tapes decreased by 34.7% in 1999 to $2,716,540 from $4,157,199 in 1998. Medical tape net sales were $3,092,962 in
1997. The decrease in 1999 was primarily the result of the absence of sales in 1999 to an international customer. The increase in 1998 was primarily attributable to the presence in 1998 of sales to this same international customer who did not place an order in 1997. Excluding sales to this international customer, medical tape sales to all other customers decreased by 16.5% in 1999 and increased by 5.2% in 1998. The decrease in 1999 sales to all other customers was primarily the result of the discontinuance of sales to several low-margin medical tape customers. The increase in 1998 was primarily the result of increased sales volume. The Company expects a decrease in fiscal 2000 medical tape sales from 1999 levels due to discontinued sales to other low-margin medical tape customers.
                  Net sales of therapeutic consumer products increased 113.3% in 1999 to $1,804,249 from $846,050 in 1998. Net sales of therapeutic consumer products were $1,449,433 in fiscal 1997. The increase in 1999 was primarily the result of increased TheraPatch sales to retailers, both as a result of increased volumes and increased unit selling price. The higher unit selling price in 1999 was the result of the Company selling directly to retailers rather than to CNS, Inc., the Company's exclusive distributor to retailers in the prior year. The decrease in 1998 sales was primarily due to decreased analgesic patch sales to CNS, Inc. and decreased wart remover product sales. The agreement under which CNS distributed the TheraPatch product was terminated at the end of fiscal 1998 and the Company assumed responsibility for retail distribution of the product. Management believes that sales of the Company's therapeutic patch products will represent an increased percentage of total net sales during fiscal 2000 due to continued sales growth resulting from increased TheraPatch brand name recognition, additional product offerings and expansion of the number of retailers selling the TheraPatch family of products.
                  International sales, consisting primarily of semi-finished conductive and medical tape products sold to overseas converters for final processing, packaging and marketing, were 13.5%, 25.7% and 18.7% of total net sales in 1999, 1998 and 1997. All international sales are in U. S. dollars. The decrease in the percent for 1999 resulted primarily from the absence in 1999 of medical tape sales to an international customer as well as decreased conductive sales to another customer who began manufacturing product previously purchased from the Company. The increase in the percent for 1998 resulted primarily from increased sales to the same international medical tape customer who accounted for the decrease in 1999. The Company expects fiscal 2000 international sales will be approximately 10% of total net sales.

GROSS PROFIT
                  The Company's gross profit was $4,093,561 in 1999, up from $3,715,032 in 1998. Gross profit was $4,324,180 in 1997. As a percentage of net sales, gross profit was 33.3% in 1999, 28.8% in 1998 and 35.3% in 1997. Gross profit in 1999 increased by 10.2% from the prior year and gross profit in 1998 decreased by 14.1% from the prior year. The increase in gross profit in 1999 resulted primarily from a shift in the sales mix to higher margin therapeutic consumer products from lower margin medical tape products, as well as higher margins on therapeutic patch sales primarily as a result of sales made directly to retailers rather than to a distributor. The decrease in gross profit in 1998 resulted primarily from a shift in the sales mix from higher margin conductive and therapeutic consumer products to lower margin medical tape products, increased material costs, and a shift in labor costs from research and development to manufacturing.

SALES AND MARKETING EXPENSES
                  Sales and marketing expenses totaled $2,187,710 or 17.8% of net sales in 1999, compared to $1,042,788 or 8.1% of net sales in 1998, and $597,169 or 4.9% of net sales in 1997. The 1999 increase was primarily due to increased sales staff and advertising and slotting fees to establish new retail accounts. The 1998 increase was primarily due to increased sales promotion expense, as well as increased staffing levels and consulting expense. The 1998 increases were greatest in the fourth quarter and were largely related to the launch of the new TheraPatch family of patch products. The Company anticipates sales and marketing expenses as a percent of sales in fiscal 2000 will be approximately 20% due to sales and marketing efforts, particularly marketing programs associated with the TheraPatch product line.

GENERAL AND ADMINISTRATIVE EXPENSES
                  General and administrative expenses totaled $2,507,432 or 20.4% of net sales in 1999, compared to $2,110,084 or 16.3% of net sales in 1998, and $2,247,449 or 18.3% of net sales in 1997. The increase in 1999 was primarily the result of increased regulatory and quality assurance expenses associated with achieving and maintaining ISO 9001 and EN 46001 certification, expenses related to the re-negotiation and modification of the license agreement for the development and commercialization of cotinine, and legal expenses associated with work on new and existing patents. The 1998 decrease was primarily due to the absence of goodwill amortization and lower fees associated with executive recruitment. The Company anticipates general and administrative expenses in fiscal 2000 will be comparable to fiscal 1999.

RESEARCH AND DEVELOPMENT EXPENSES
                  Research and development expenses totaled $1,169,743 or 9.5% of net sales in 1999, compared to $1,037,095 or 8.0% of net sales in 1998, and $1,515,160 or 12.4% of net sales in 1997. The increase in 1999 reflects increased staffing levels and increased costs for testing of products under development. The decrease in research and development expense for 1998 reflects reductions in research costs associated with the internal development of the cotinine-based smoking cessation product as well as a shift in labor costs to manufacturing. The higher levels of research and development expenditures in 1997 reflect the utilization of internally generated funds to develop additional therapeutic consumer products and a cotinine-based smoking cessation product. Management believes that research and development expenditures as a percent of sales will be comparable in fiscal 2000 to fiscal 1999.

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

OTHER INCOME, NET
                  Other income, net totaled $88,067 in 1999, compared to $69,874 in 1998 and $75,291 in 1997.

INCOME TAX BENEFIT
                  The Company recorded no income tax expense or benefit in 1999, an income tax benefit of $1,000 in 1998 and no income tax expense or benefit in 1997. There was no income tax benefit recorded during 1999 and the tax benefit recorded in 1998 was minimal since the loss benefit for these two years may not be realizable by the Company. There was no income tax benefit recorded during 1997 due primarily to the effect of the non-deductible restructuring charge.

EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY
                  During 1997 the Company recorded $126,000 of equity in the losses of Natus L.L.C. The remaining investment in Natus L.L.C. of $480,000 was fully written off in 1997 as part of the $2,180,000 restructuring charge.

OPERATIONS SUMMARY
                  The net loss for 1999 resulted primarily from increased sales and marketing expenses related to the Company's investment in its new Consumer Products Division and increased general and administrative expenses, primarily those expenses related to the modification of the cotinine license agreement and achievement of ISO 9001 and EN 46001 certification. The net loss for 1998 resulted primarily from a decrease in the gross profit percent due to a shift in the sales mix from higher margin conductive and therapeutic consumer products to lower margin medical tape products and increased material costs and material usage. In 1997, the restructuring charge of $2,180,000 or $.57 per share was the primary component of the total net loss of $2,267,000 or $.59 per share. Excluding the impact of this one-time charge, the loss for 1997 was $87,000 or $.02 per share.

EFFECT OF INFLATION
                  Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES
                  Cash and cash equivalents decreased by $1,164,507 to $1,022,025 at June 30, 1999 from $2,186,532 at June 30, 1998. This decrease was primarily due to the net loss for fiscal 1999 of $1,683,257. Inventories increased by $278,513 to $1,996,524 primarily due to increased raw material and finished goods inventory related to TheraPatch products necessary for the timely fulfillment of retail orders.
                  Working capital totaled $3,471,715 at June 30, 1999, compared to $5,335,861 at the end of fiscal 1998. The Company's current ratio was 2.4 at June 30, 1999 compared to 4.8 at June 30, 1998.
                  Capital spending for plant improvements and equipment totaled $419,469 in 1999. There were no material commitments for capital expenditures at June 30, 1999. Net property, plant and equipment decreased by $278,077 to $4,028,491 at June 30, 1999 from $4,306,568 at June 30, 1998, reflecting the excess of depreciation expense over capital spending.
                  Accounts payable increased by $867,629 to $1,676,776 at June 30, 1999 from $809,147 at June 30, 1998 reflecting increased raw materials, advertising and promotional, and slotting fee payables related to the TheraPatch product family, as well as an increase in the average number of days outstanding before payment.
                  The Company has no short or long-term debt. The Company had an unsecured $1,000,000 working capital line of credit through September 1, 1998. There were no borrowings outstanding under the line of credit during the fiscal years ended June 30, 1999 or 1998. The Company is currently reviewing a proposal from a bank to provide a new secured asset-based line of credit and expects to finalize the credit line by December 31, 1999. Shareholders' equity decreased by $2,194,584 to $7,508,520 as of June 30, 1999 from $9,703,104 as of June 30,
1998, primarily due to the net loss incurred during 1999 and the impact of the shares repurchased under its stock repurchase program. In April 1998, the Company announced a stock repurchase program authorizing the repurchase of up to 500,000 shares to be funded with internally generated funds. As of September 22, 1999 the Company has repurchased 205,150 shares of common stock under the program for an aggregate purchase price of approximately $668,000. There have been no repurchases since March 1999.
                  Management believes that existing cash and cash equivalents, internally-generated cash flow and the new secured line of credit the Company expects to obtain will be sufficient to support anticipated operating and capital spending requirements during fiscal 2000. Management is currently evaluating additional sources of capital that may be appropriate for funding longer-term growth and expansion of the business. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

IMPACT OF THE YEAR 2000 ISSUE
                  The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A number of other date issues (i.e., incorrect handling of leap years) may also cause problems. All of these issues are collectively referred to as Y2K. In fiscal 1998, the Company developed a comprehensive program for Y2K compliance consisting of two parts: internal systems compliance and third party compliance.
                  The internal systems compliance program includes informational, manufacturing, financial and communication systems. A committee consisting of representatives from all key areas of the Company developed the program. The internal systems compliance program consists of five-phases. Phase I is the identification of all internal computer systems in the Company, including embedded microprocessor or similar circuitry. Phase II is the determination of Y2K compliance for these systems. Phase III is development and implementation of action plans to achieve compliance where needed, and is followed by the testing in Phase IV of these systems after action plans have been completed. Phase V involves establishing risk and developing contingency plans where necessary (i.e., compliance can not be established or the risks associated with errors in establishing compliance are significant).
                  The third party compliance program consists of three phases with Phase I being the identification of major and/or critical third party vendors and customers. Phase II consists of contacting these third parties and determining their Y2K compliance. Phase III involves establishing risk and developing contingency plans where necessary (i.e., third party compliance cannot be established or the risks associated with noncompliance are significant).
                  The Company has completed Phases I and II of the internal systems compliance program and found the majority of its systems and all of its core systems to be Y2K compliant. The Y2K compliant status of the core systems benefited from upgrades undertaken during the past several years to make these systems adequate for the business needs of the Company. Plans to achieve Y2K compliance for the non-core systems were developed and completed by the end of calendar 1998 (Phase III). Phase IV of the program, testing of systems after implementation of changes, was completed by June 30, 1999. Phase V, development of contingency plans where necessary, is currently in process and is expected to be essentially completed by October 31, 1999.
                  The Company has completed Phase I and II of the third party compliance program for current vendors and customers and is contacting new vendors and customers to determine their Y2K compliance. The Company is approximately 90% complete with Phase III, the evaluation of responses, establishment of risk and the development of contingency plans. Because of the diversity of sources available for the Company's raw material, packaging material and supplies, the Company believes that Y2K compliance issues for these third parties will not have a material adverse effect on the Company's financial position, operations or cash flow. There can, however, be no assurance that this will be the case. If certain critical third party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company expects to have substantially completed all phases of the third party compliance program by October 31, 1999.
                  All costs for Y2K compliance have been expensed in the period incurred and have been paid from operating funds. The Company does not specifically track internal staff time spent on the Y2K issue, however, it has included an estimate of the cost of this time in the estimated total costs. The Company estimates the total costs for both the internal systems compliance program and the third party compliance program through June 30, 1999 to be approximately $24,000, while total costs for Y2K compliance are estimated to be less than $35,000.
                  The Company's ability to successfully identify and address Y2K issues involves inherent risks and uncertainties, and depends upon a number of factors including, but not limited to, the availability of key Y2K personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen Y2K complications. Depending upon such factors, the Y2K issues faced by the Company could result in, among other things, business disruption, operation problems, financial loss, legal liability and similar adverse consequences.


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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U. S. dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and short-term commercial paper, which experience minimal volatility.
Thus, the exposure to market risk is not material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


LecTec Corporation and Subsidiaries Financial Statements Furnished Pursuant to the Requirements of Form 10-K.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and
Board of Directors
LecTec Corporation

            We have audited the accompanying consolidated balance sheets of LecTec Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LecTec Corporation and subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                        /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
August 18, 1999

                       LECTEC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                     June 30,
                                                            --------------------------
           ASSETS                                              1999            1998
                                                            -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                                $ 1,022,025    $ 2,186,532
   Receivables
      Trade, net of allowance of $101,751
         in 1999 and $90,818 in 1998                          2,335,314      2,251,757
      Refundable income taxes                                     7,544         59,544
      Other                                                       8,687         30,624
                                                            -----------    -----------
                                                              2,351,545      2,341,925
   Inventories                                                1,996,524      1,718,011
   Prepaid expenses and other                                   174,674        103,063
   Deferred income taxes                                        354,000        379,000
                                                            -----------    -----------

Total current assets                                          5,898,768      6,728,531

PROPERTY, PLANT AND EQUIPMENT -
   AT COST
      Land                                                      247,731        247,731
      Building and improvements                               1,841,742      1,816,277
      Equipment                                               7,157,016      6,791,765
      Furniture and fixtures                                    413,013        384,260
                                                            -----------    -----------
                                                              9,659,502      9,240,033
      Less accumulated depreciation                           5,631,011      4,933,465
                                                            -----------    -----------
                                                              4,028,491      4,306,568
OTHER ASSETS
   Patents and trademarks, less accumulated amortization
      of $1,154,698 in 1999 and $1,001,157 in 1998              199,971        273,999
   Other                                                          5,343          8,676
                                                            -----------    -----------
                                                                205,314        282,675
                                                            -----------    -----------

                                                            $10,132,573    $11,317,774
                                                            ===========    ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                                                                      June 30,
         LIABILITIES AND                                   -----------------------------
           SHAREHOLDERS' EQUITY                                1999             1998
                                                           ------------     ------------
CURRENT LIABILITIES
   Accounts payable                                        $  1,676,776     $    809,147
   Accrued expenses
      Payroll related                                           403,075          384,135
      Retail support programs                                   165,472               --
      Other                                                     181,730          199,388
                                                           ------------     ------------

                     Total current liabilities                2,427,053        1,392,670



DEFERRED INCOME TAXES                                           197,000          222,000



COMMITMENTS AND CONTINGENCIES                                        --               --



SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 3,876,476 shares and 4,036,000 shares
      issued and outstanding at June 30, 1999 and 1998           38,765           40,360
   Additional paid-in capital                                11,262,654       11,769,053
   Accumulated other comprehensive loss                         (11,841)          (8,508)
   Deficit in retained earnings                              (3,781,058)      (2,097,801)
                                                           ------------     ------------
                                                              7,508,520        9,703,104
                                                           ------------     ------------

                                                           $ 10,132,573     $ 11,317,774
                                                           ============     ============

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    Years ended June 30,
                                                       ----------------------------------------------
                                                           1999             1998             1997
                                                       ------------     ------------     ------------
Net sales                                              $ 12,279,075     $ 12,922,365     $ 12,256,327
Cost of goods sold                                        8,185,514        9,207,333        7,932,147
                                                       ------------     ------------     ------------

          Gross profit                                    4,093,561        3,715,032        4,324,180

Operating expenses
    Sales and marketing                                   2,187,710        1,042,788          597,169
    General and administrative                            2,507,432        2,110,084        2,247,449
    Research and development                              1,169,743        1,037,095        1,515,160
    Restructuring charge                                         --               --        2,180,353
                                                       ------------     ------------     ------------
                                                          5,864,885        4,189,967        6,540,131
                                                       ------------     ------------     ------------

          Loss from operations                           (1,771,324)        (474,935)      (2,215,951)

Other income, net                                            88,067           69,874           75,291
                                                       ------------     ------------     ------------

          Loss before income taxes and equity
             in losses of unconsolidated subsidiary      (1,683,257)        (405,061)      (2,140,660)

Income tax benefit                                               --           (1,000)              --
                                                       ------------     ------------     ------------
          Loss before equity in losses
             of unconsolidated subsidiary                (1,683,257)        (404,061)      (2,140,660)
Equity in losses of unconsolidated subsidiary                    --               --          126,067
                                                       ------------     ------------     ------------

           Net loss                                    $ (1,683,257)    $   (404,061)    $ (2,266,727)
                                                       ============     ============     ============

Net loss per share - basic and diluted                 $       (.43)    $       (.10)    $       (.59)

Weighted average shares outstanding -
   basic and diluted                                      3,906,694        4,005,455        3,836,618

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                                        Years ended June 30,
                                                            -------------------------------------------
                                                               1999            1998             1997
                                                            -----------     -----------     -----------
Net loss                                                    $(1,683,257)    $  (404,061)    $(2,266,727)

Other comprehensive income (loss)

          Unrealized gains (losses) on securities
              available-for-sale

                  Unrealized holding gains (losses)
                      arising during period                      (3,333)         13,949          10,794

                  Reclassification adjustment for losses
                      included in net loss                           --          10,915              --
                                                            -----------     -----------     -----------
                                                                 (3,333)         24,864          10,794
                                                            -----------     -----------     -----------

Comprehensive loss                                          $(1,686,590)    $  (379,197)    $(2,255,933)
                                                            ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                                                           Accumulated
                                                          Common stock       Additional      other         Retained        Total
                                                      -------------------     paid-in     comprehensive    earnings    shareholders'
                                                        Shares    Amount      capital         loss         (deficit)       equity
                                                      ---------   -------   -----------   -------------   -----------   -----------
Balance, June 30, 1996                                3,835,800   $38,358   $10,368,166     $(44,166)     $   572,987   $10,935,345
   Net loss                                                  --        --            --           --       (2,266,727)   (2,266,727)
   Cost of shares retired                                (8,278)      (83)      (54,023)          --               --       (54,106)
   Common shares issued upon exercise of options         15,278       153        51,690           --               --        51,843
   Unrealized gain on securities available-for-sale          --        --            --       10,794               --        10,794
   Investment by minority shareholders in
      consolidated subsidiary                                --        --        83,595           --               --        83,595
   Tax benefit from exercise of stock options                --        --        27,000           --               --        27,000
                                                      ---------   -------   -----------     --------      -----------   -----------

Balance, June 30, 1997                                3,842,800    38,428    10,476,428      (33,372)      (1,693,740)    8,787,744
   Net loss                                                  --        --            --           --         (404,061)     (404,061)
   Cost of shares retired                               (10,863)     (109)      (40,627)          --               --       (40,736)
   Common shares issued upon exercise of options         11,615       116        38,629           --               --        38,745
   Unrealized gain on securities available-for-sale          --        --            --       24,864               --        24,864
   Common shares issued to acquire minority
      shares of consolidated subsidiary                 221,948     2,220     1,367,191           --               --     1,369,411
   Shares repurchased                                   (29,500)     (295)     (124,268)          --               --      (124,563)
   Warrants issued for services                              --        --        50,000           --               --        50,000
   Tax benefit from exercise of stock options                --        --         1,700           --               --         1,700
                                                      ---------   -------   -----------     --------      -----------   -----------

Balance, June 30, 1998                                4,036,000    40,360    11,769,053       (8,508)      (2,097,801)    9,703,104
   Net loss                                                  --        --            --           --       (1,683,257)   (1,683,257)
   Common shares issued upon exercise of options          1,000        10         1,990           --               --         2,000
   Unrealized loss on securities available-for-sale          --        --            --       (3,333)              --        (3,333)
   Common shares issued in connection with the
      employee stock purchase plan                       15,126       151        32,855           --               --        33,006
   Shares repurchased                                  (175,650)   (1,756)     (541,644)          --               --      (543,400)
   Tax benefit from exercise of stock options                --        --           400           --               --           400
                                                      ---------   -------   -----------     --------      -----------   -----------

Balance, June 30, 1999                                3,876,476   $38,765   $11,262,654     $(11,841)     $(3,781,058)  $ 7,508,520
                                                      =========   =======   ===========     ========      ===========   ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                     Years ended June 30,
                                                                           -----------------------------------------
                                                                              1999           1998            1997
                                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                                $(1,683,257)   $  (404,061)   $(2,266,727)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Restructuring charge                                                       --             --      2,180,353
         Depreciation and amortization                                         851,087        844,594      1,014,251
         Warrants issued for services                                               --         50,000             --
         Loss on sales of investments                                               --         10,915             --
         Deferred income taxes                                                      --         (2,000)       (45,000)
         Equity in losses of unconsolidated subsidiary                              --             --        126,067
            Changes in operating assets and liabilities:
               Trade and other receivables                                     (61,620)       (80,617)      (171,781)
               Refundable income taxes                                          52,000        341,719        (25,683)
               Inventories                                                    (278,513)       859,010       (565,694)
               Prepaid expenses and other                                      (71,611)       (18,192)        38,228
               Accounts payable                                                867,629         29,448        (31,552)
               Accrued expenses                                                167,154       (104,279)      (104,152)
                                                                           -----------    -----------    -----------

                     Net cash provided by (used in) operating activities      (157,131)     1,526,537        148,310

Cash flows from investing activities:
   Purchase of property, plant and equipment                                  (419,469)      (406,515)      (187,040)
   Investment in patents and trademarks                                        (79,513)       (62,999)      (104,705)
   Sale of investments                                                              --        590,873             --
   Other                                                                            --             --         10,195
                                                                           -----------    -----------    -----------

                     Net cash provided by (used in) investing activities      (498,982)       121,359       (281,550)

Cash flows from financing activities:
   Issuance of common stock                                                     35,006         38,745         51,843
   Repurchases and retirement of common stock                                 (543,400)      (165,299)       (54,106)
                                                                           -----------    -----------    -----------

                     Net cash used in financing activities                    (508,394)      (126,554)        (2,263)
                                                                           -----------    -----------    -----------

                     Net increase (decrease) in cash and cash
                        equivalents                                         (1,164,507)     1,521,342       (135,503)

Cash and cash equivalents at beginning of year                               2,186,532        665,190        800,693
                                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                                   $ 1,022,025    $ 2,186,532    $   665,190
                                                                           ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                                                                                  Years ended June 30,
                                                                              ---------------------------
                                                                               1999      1998       1997
                                                                              -------   -------   -------

Supplemental disclosures:

   Cash paid during the year for interest                                     $   792   $ 1,106   $ 6,189
                                                                              =======   =======   =======

   Cash paid during the year for income taxes                                 $22,010   $16,732   $ 6,000
                                                                              =======   =======   =======

Supplemental schedule of non-cash activities:

   During fiscal 1998, the Company issued 221,948 shares of common stock in exchange for the minority interest in Pharmadyne, valued at $1,369,411

The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES

   LecTec Corporation (the "Company") is primarily engaged in the research, design, manufacture and sale of diagnostic electrodes, conductive hydrogels, medical tapes and therapeutic consumer products. The Company sells and extends credit without collateral to customers located throughout the United States as well as Europe, Latin America, Asia, Canada and the Middle East. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Basis of Financial Statement Presentation

   The consolidated financial statements include the accounts of LecTec Corporation ("LecTec"), LecTec International Corporation, a wholly-owned subsidiary, and Pharmadyne Corporation, a wholly-owned owned subsidiary which was merged into LecTec Corporation on December 31, 1997 (note H). All intercompany accounts and transactions have been eliminated in consolidation.

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

   Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                               June 30
                                      -------------------------
                                         1999           1998
                                      ----------     ----------

                  Raw materials       $1,324,973     $1,184,778
                  Work in process         69,324         15,055
                  Finished goods         602,227        518,178
                                      ----------     ----------

                                      $1,996,524     $1,718,011
                                      ==========     ==========

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



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

   Revenue Recognition

   Sales are recognized at the time of shipment.

   Stock Options

   The Company accounts for the issuance of stock options using the intrinsic value method.

   Net Earnings (Loss) Per Share

   The Company's basic net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings per share amounts are computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 897,506, 795,997 and 628,062 shares of common stock with a weighted average exercise price of $7.54, $8.09 and $8.82 were outstanding during the years ended June 30, 1999, 1998 and 1997, but were excluded because they were antidilutive.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   Use of Estimates

   In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - LINE OF CREDIT

   The Company had an unsecured $1,000,000 working capital line of credit through September 1, 1998 with interest at the bank's reference rate (effective rate of 8.5% at June 30, 1998). There were no borrowings outstanding on the line of credit during the fiscal years ended June 30, 1999 and 1998. Management believes the Company will be able to obtain a new secured asset-based line of credit when required.


NOTE C - COMMITMENTS AND CONTINGENCIES

   The Company conducts portions of its operations in a leased facility. The lease provides for payment of a portion of taxes and other operating expenses by the Company.

   The minimum rental commitments under all operating leases, which expire at various times through June 30, 2002, are as follows for the years ending June 30:

               2000                      $265,557
               2001                       270,350
               2002                       270,921
                                         --------

                                         $806,828
                                         ========

   Total rent expense for operating leases was $250,641, $248,931 and $224,849 for the years ended June 30, 1999, 1998 and 1997.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE C - COMMITMENTS AND CONTINGENCIES - Continued

   The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.


NOTE D - INCOME TAXES

   The provision for income taxes consists of the following:

                                                    Years ended June 30,
                                             ----------------------------------
                                               1999         1998         1997
                                             --------     --------     --------
     Current
        Federal                              $     --     $ (1,000)    $ 43,000
        State                                      --        2,000        2,000
                                             --------     --------     --------
                                                   --        1,000       45,000
     Deferred
        Federal                                    --       (2,000)     (45,000)
        State                                      --           --           --
                                             --------     --------     --------
                                                   --       (2,000)     (45,000)
                                             --------     --------     --------

                                             $     --     $ (1,000)    $     --
                                             ========     ========     ========

   Deferred tax assets and liabilities represent the tax effects, based upon current tax law, of cumulative future deductible or taxable items that have been recognized in the financial statements as follows:
                                                           June 30,
                                                 ---------------------------
                                                    1999             1998
                                                 -----------     -----------
     Deferred current assets and liabilities:
        Net operating loss carryforwards         $ 1,656,500     $ 1,147,800
        Tax credit carryforwards                     253,600         244,900
        Inventory                                    199,400         146,800
        Vacation pay                                  67,100          63,700
        Other                                         40,900          46,100
                                                 -----------     -----------
                                                   2,217,500       1,649,300
     Valuation allowance                          (1,863,500)     (1,270,300)
                                                 -----------     -----------

                    Net current asset            $   354,000     $   379,000
                                                 ===========     ===========

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE D - INCOME TAXES - Continued

                                                                June 30,
                                                           1999          1998
                                                         ---------    ---------
    Deferred long-term assets and liabilities:
       Tax depreciation in excess of book depreciation   $(273,400)   $(289,700)
       Charitable contribution carryforwards                18,900       18,400
       Other                                                57,500       49,300
                                                         ---------    ---------

                   Net long-term liability               $(197,000)   $(222,000)
                                                         =========    =========

   At June 30, 1999, the Company has available net operating loss carryforwards of approximately $4,900,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2007. A valuation allowance has been recorded for these net operating loss carryforwards as they may not be realizable.

   At June 30, 1999, the Company has available tax credit carryforwards of approximately $254,000 which can be used to reduce future tax liabilities. These carryforwards begin to expire in 2008. A valuation allowance has been recorded for a portion of the tax credit carryforwards as they may not be fully realizable.

   Differences between income tax benefit and the statutory federal income tax rate of 34% are as follows:
                                                 1999      1998      1997
                                                 ----      ----      ----

     Federal statutory income tax rate          (34.0)%   (34.0)%   (34.0)%
     State income taxes, net of federal effect     --       0.3       0.1
     Nondeductible restructuring charge            --        --      34.6
     Foreign sales corporation                     --     (11.1)     (2.1)
     Losses producing no current benefit         34.4      58.0        .6
     Tax exempt investment income                  --      (1.7)     (0.8)
     Goodwill amortization                         --        --       2.3
     Prior years' overaccruals                     --      (3.7)       --
     Other                                       (0.4)     (8.0)      (.7)
                                                 ----      ----      ----

                                                   --%     (0.2)%      --%
                                                 ====      ====      ====

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE E - EMPLOYEE STOCK PURCHASE PLAN

   The Company's employee stock purchase plan, adopted November 19, 1998, allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan of which 15,126 shares have been purchased by employees for $33,006 as of June 30, 1999.


NOTE F - EMPLOYEE BENEFIT PLAN

   The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees who have completed one hour of service. The Company matches 50% of voluntary employee contributions to the plan not to exceed 50% of a maximum 5% of a participant's compensation. The Company's contributions under this plan were $71,006, $54,901 and $37,936 for the years ended June 30, 1999, 1998 and 1997. The Company may also make a discretionary contribution. No discretionary contributions were made for the years ended June 30, 1999, 1998 and 1997.


NOTE G - STOCK OPTIONS AND WARRANTS

   The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 1,673,049 shares of common stock are reserved for issuance under the plans. Options under the Company's plans are granted at fair market value and expire at five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after four years.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE G - STOCK OPTIONS AND WARRANTS - Continued

   A summary of the Company's stock option transactions for the years ended June 30, 1999, 1998 and 1997 is as follows:

                                                       Weighted average
                                   Number of shares     exercise price
                                   ----------------    ----------------

     Outstanding at June 30, 1996       524,695             $8.65
        Granted                         343,350              8.26
        Exercised                       (15,278)             3.39
        Canceled                       (129,934)             9.30
                                      ---------

     Outstanding at June 30, 1997       722,833              8.46
        Granted                         219,000              5.31
        Exercised                       (11,615)             3.35
        Canceled                        (82,598)             6.37
                                      ---------

     Outstanding at June 30, 1998       847,620              7.86
        Granted                         304,200              2.76
        Exercised                        (1,000)             2.00
        Canceled                        (16,994)             8.74
                                      ---------

     Outstanding at June 30, 1999     1,133,826             $6.48
                                      =========


   A total of 593,876, 459,994 and 371,946 options were exercisable at June 30, 1999, 1998 and 1997, with a weighted average price of $7.83, $8.35 and $8.30.

   The following information applies to grants that are outstanding at June 30, 1999:

                                Options outstanding                   Options exercisable
                    ---------------------------------------------   ----------------------
                                     Weighted          Weighted                   Weighted
                                      average          average                    average
     Range of         Number         remaining         exercise       Number      exercise
  exercise prices   outstanding   contractual life      price       exercisable    price
  ---------------   -----------   ----------------   ------------   -----------   --------
   $2.00 -$ 3.19      280,200        5.0 years           $2.67         29,000      $2.00
    3.35 -  5.00      196,974        7.4 years            4.61         83,099       4.41
    6.00 -  8.63      297,321        5.9 years            7.08        191,196       7.34
    9.00 - 13.50      359,331        4.2 years            9.98        290,581       9.72
                    ---------                                         -------
                    1,133,826                                         593,876
                    =========                                         =======

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE G - STOCK OPTIONS AND WARRANTS - Continued

   The weighted average fair value of the options granted during 1999, 1998 and 1997 were $1.47, $2.77 and $4.45. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants in 1999, 1998 and 1997: zero dividend yield, expected volatility of 62%, 52% and 54%, risk-free interest rate of 5.77%, 5.57% and 6.22% and expected lives of 4.09,
   5.16 and 5.09 years.

   Management believes the Black-Scholes option valuation model currently provides the best estimate of fair value. However, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of several subjective assumptions. The Company's employee and director stock options have characteristics different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

   The Company's net loss and net loss per share for 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below had the fair value method been used for options granted to employees and directors. These effects may not be representative of the future effects of applying this method.

                                      1999                        1998                        1997
                          ---------------------------   -----------------------   ---------------------------
                          As reported      Pro forma    As reported  Pro forma    As reported      Pro forma
                          ------------   ------------   -----------  ----------   ------------   ------------
   Net loss               $(1,683,257)   $(2,201,974)   $(404,061)   $(897,365)   $(2,266,727)   $(2,620,449)
   Net loss per share -
      basic/diluted             $(.43)         $(.56)       $(.10)       $(.22)         $(.59)         $(.68)

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

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE H - PHARMADYNE CORPORATION AND RESTRUCTURING

   During 1993 through 1996, the Company made various investments in and advances to Pharmadyne Corporation resulting in a cumulative ownership of 61%.

   During 1997, the Company adopted a plan for eliminating the Pharmadyne subsidiary and recorded a nonrecurring restructuring charge of $2,180,353 which increased the 1997 net loss by $.57 per share. The restructuring charge included approximately $1,369,000 for the planned acquisition of the minority interests in Pharmadyne in exchange for newly issued shares of LecTec Corporation common stock and $331,000 for completion of restructuring activities, consisting primarily of fees for professional services. The restructuring charge also included $480,000 for the write-off of Pharmadyne's 15% interest in Natus, L.L.C., an Arizona-based direct marketing company. During 1997, the Company recorded $126,067 of equity in the losses of Natus, L.L.C.

   In October 1997, the Company issued 221,948 new shares of its common stock to acquire the minority interests in Pharmadyne. In November 1997, the newly issued shares were registered with the Securities and Exchange Commission. On December 31, 1997, Pharmadyne Corporation was merged into LecTec Corporation.


NOTE I - SEGMENT INFORMATION

   During 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information.

   The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines have similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. Net sales by major product line were as follows:

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997





NOTE I - SEGMENT INFORMATION - Continued

     Years ended June 30,                1999           1998            1997
                                      -----------    -----------    -----------

     Conductive products              $ 7,758,286    $ 7,906,676    $ 7,713,932
     Medical tape products              2,716,540      4,157,199      3,092,962
     Therapeutic consumer products      1,804,249        858,490      1,449,433
                                      -----------    -----------    -----------

                                      $12,279,075    $12,922,365    $12,256,327
                                      ===========    ===========    ===========

   Export sales accounted for approximately 13%, 26%, and 19% of total sales during the years ended June 30, 1999, 1998, and 1997. Export sales are attributed to geographic region based upon the location of the customer. Export sales by geographic area were as follows:

     Years ended June 30,                    1999          1998          1997
                                          ----------    ----------    ----------

     Europe                               $1,216,199    $1,705,996    $1,456,141
     Latin America                           371,654       371,854       484,319
     Asia                                     31,935        62,027       132,590
     Canada                                    7,011       199,082       117,966
     Middle East                                  --       912,240        14,854
     Other                                    28,333        71,949        82,062
                                          ----------    ----------    ----------

                                          $1,655,132    $3,323,148    $2,287,932
                                          ==========    ==========    ==========

   One customer accounted for 22%, 18% and 19% of total sales for the years ended June 30, 1999, 1998 and 1997. The accounts receivable from this customer represented 26% and 18% of trade receivables at June 30, 1999 and 1998. The accounts receivable from another customer represented 11% of trade receivables at June 30, 1999 and the accounts receivable from another customer represented 10% of trade receivables at June 30, 1998.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



NOTE J - STOCK REPURCHASE PROGRAM

   In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the years ended June 30, 1999 and 1998, the Company repurchased 175,650 and 29,500 shares for $543,400 and $124,563.


NOTE K - RISKS AND UNCERTAINTIES

   The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's financial condition and results of operations could be adversely impacted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1999, and is incorporated herein by reference. The information required under this item with respect to executive officers is included under the heading "Executive Officers of the Registrant" of Item 1 of this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

            The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1999, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required under this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1999, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 1999, and is incorporated herein by reference.

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


(a)   Financial Statements, Schedules and Exhibits

      1.    Financial Statements

            The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Form 10-K in Part II,
            Item 8:

              (i) Report of Independent Certified Public Accountants

             (ii) Consolidated Balance Sheets at June 30, 1999 and 1998

            (iii) Consolidated Statements of Operations for the years ended June
                  30, 1999, 1998 and 1997

             (iv) Consolidated Statements of Comprehensive Loss for the years ended June 30, 1999, 1998 and 1997

              (v) Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997

             (vi) Consolidated Statements of Cash Flows for the years ended June
                  30, 1999, 1998 and 1997

            (vii) Notes to the Consolidated Financial Statements

      2.    Financial Statement Schedules

              (i) Report of Independent Certified Public Accountants
                  on Schedule II                                         Page 38

             (ii) Schedule II - Valuation and Qualifying Accounts,
                  for each of the three years in the period ended
                  June 30, 1999                                          Page 39

            (iii) Other Schedules - All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

      3.    Exhibits

                                                                       Method of
                                                                        Filing

            3.01   Articles of Incorporation of Registrant, as amended       (1)

            3.02   By-laws of Registrant                                     (1)

            10.01 Service Agreement dated July 1, 1986, between LecTec International, Inc., a U.S. Virgin Islands corporation, and LecTec Corporation, relating to the sale, lease or
                   rental of certain property outside the United States.     (1)

            10.02  Distribution and Commission Agreement dated July 1,
                   1986, between LecTec International, Inc., a U.S. Virgin Islands corporation, and LecTec Corporation, relating to the sale, lease or rental of certain property outside
                   the United States.                                        (1)

            10.03  Certificate of Secretary pertaining to Resolution of
                   Board of Directors of LecTec Corporation, dated October
                   30, 1986, implementing a Profit Sharing Bonus Plan.       (1)

            10.04  Research Agreement dated December 31, 1991, between
                   LecTec Corporation and the University of Minnesota,
                   whereby LecTec Corporation received exclusive rights to market and sell a non-nicotine compound to be mutually
                   developed for smoking cessation.                          (2)

            10.05  Assignment and Mutual Release Agreement dated March 9,
                   1993 between Pharmaco Behavioral Associates, Inc.,
                   Robert M. Keenan, Ph.D., M.D. and the University of Minnesota, whereby the University assigned title, royalty and patent rights associated with the technology
                   to alleviate symptoms of tobacco withdrawal to Pharmaco Behavioral Associates, Inc. and Dr. Keenan. Also
                   included is a mutual release of all parties on all past
                   title, royalty and patent rights.                         (2)

            10.06 License Agreement dated March 9, 1993 between Pharmaco Behavioral Associates, Inc. and LecTec Corporation,
                   whereby the Company received an exclusive, worldwide
                   license to market, make and sublicense product
                   associated with the technology to alleviate symptoms of
                   tobacco withdrawal.                                       (2)

            10.07  Consultant Contract and Invention Assignment dated March
                   9, 1993 between Robert Keenan, Ph.D., M.D. and LecTec Corporation, whereby the Company received assignment of patent and invention rights associated with the technology to alleviate symptoms of tobacco withdrawal including provisions that the Company enter into a
                   consulting agreement with Dr. Keenan.                     (2)

            10.08  Marketing and Distribution Agreement dated January 11,
                   1996 between LecTec Corporation, Pharmadyne Corporation (formerly Natus Corporation) and CNS, Inc. regarding an
                   analgesic pain patch                                      (3)

            10.09  LecTec Corporation 1989 Stock Option Plan                 (4)

            10.10  LecTec Corporation 1991 Directors' Stock Option Plan      (4)

            10.11  Building lease dated May 24, 1991 between LecTec
                   Corporation and Sierra Development Co. for the lease of
                   the manufacturing and warehouse facility located in
                   Edina, Minnesota                                          (4)

            10.12  First amendment dated May 5, 1997 between LecTec
                   Corporation and Rushmore Plaza Partners Limited
                   Partnership for the extension of the previous lease of
                   the manufacturing and warehouse facility located in
                   Edina, Minnesota                                          (4)

            10.13 Articles of Merger of Pharmadyne Corporation into LecTec Corporation dated December 31, 1997 , whereby
                   Pharmadyne, a wholly-owned subsidiary, is merged into
                   LecTec Corporation                                        (5)

            10.14  Change In Control Termination Pay Plan adopted May 27,
                   1998, for the benefit of certain employees of LecTec
                   Corporation in the event of a Change in Control           (5)

            10.15 Termination Agreement dated July 30, 1998 between LecTec Corporation and CNS, Inc., whereby the Marketing and Distribution Agreement date January 11, 1996 is
                   terminated                                                (5)

            10.16 First Amendment, dated December 31, 1998, to License Agreement dated March 9, 1993 between LecTec
                   Corporation, Pharmaco Behavioral Associates, Inc. and
                   The Regents of the University of Minnesota, whereby
                   certain provisions of the March 9, 1993 agreement are
                   modified                                                  (6)

            10.17  Separate License Agreement dated December 31, 1998
                   between LecTec Corporation and Robert M, Keenan, M.D.,
                   Ph.D., whereby LecTec obtains a license to the cotinine
                   portion of certain patents                                (6)

            10.18  LecTec Corporation Employee Stock Purchase Plan           (7)

            10.19  LecTec Corporation 1998 Stock Option Plan                 (8)

            10.20  LecTec Corporation 1998 Directors' Stock Option Plan      (8)

           *10.21 Letter of Intent dated April 19, 1999 between LecTec Corporation and Johnson & Johnson Consumer Companies,
                   Inc., whereby the parties agree to certain milestones
                   leading to the development of a skin care product         (9)

            21.01  Subsidiaries of the Company                               (9)

            23.01  Consent of Grant Thornton LLP                             (9)

            27.01  Financial Data Schedule                                   (9)

---------------------------------------------------------

            * Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission together with a confidential treatment request.

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

            (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

            (6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

            (7) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72571) filed on February 18, 1999.

            (8) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

            (9)   Filed herewith.


(b)   1. Reports on Form 8-K.

      None.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

Board of Directors
LecTec Corporation

In connection with our audit of the consolidated financial statements of LecTec Corporation and Subsidiaries referred to in our report dated August 18, 1999 which is included in the Annual Report to shareholders and incorporated by reference, we have also audited Schedule II for each of the three years in the period ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                        /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
August 18, 1999

                       LecTec Corporation and Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts
                         Three Years Ended June 30, 1999

                                    Balance at    Charged to    Charge to                    Balance
                                   Beginning of   costs and       other      Deductions       at end
Description                           Period       expenses      accounts       (a)         of period
--------------------------            ------       --------      --------    ----------     ---------
Allowance for doubtful accounts

Year ended June 30, 1997             $38,974       $56,000          $--       $46,445       $ 48,529

Year ended June 30, 1998              48,529        48,000           --         5,711         90,818

Year ended June 30, 1999              90,818        48,000           --        37,067        101,751

(a)  Write-offs, less recoveries

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September, 1999.

                               LECTEC CORPORATION

                                 /s/Rodney A. Young
                                 ----------------------------------
                                 Rodney A. Young
                                 Chairman, Chief Executive Officer and President (Principal Executive Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Rodney A. Young                                            September 24, 1999
----------------------------------------------------          ------------------
Rodney A. Young
Chairman, Chief Executive Officer and President
(Principal Executive Officer)



/s/Deborah L. Moore                                           September 24, 1999
----------------------------------------------------          ------------------
Deborah L. Moore
Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)



/s/Lee M. Berlin                                              September 24, 1999
----------------------------------------------------          ------------------
Lee M. Berlin
Director



/s/Alan C. Hymes                                              September 24, 1999
----------------------------------------------------          ------------------
Alan C. Hymes
Director



/s/Paul O. Johnson                                            September 24, 1999
----------------------------------------------------          ------------------
Paul O. Johnson
Director



/s/Donald C. Wegmiller                                        September 24, 1999
----------------------------------------------------          ------------------
Donald C. Wegmiller
Director

                                  EXHIBIT INDEX

Exhibits

3.01             Articles of Incorporation of Registrant, as amended (Note 1).

3.02             By-laws of Registrant (Note 1).

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

10.13 Articles of Merger of Pharmadyne Corporation into LecTec Corporation dated December 31, 1997 , whereby Pharmadyne, a wholly-owned subsidiary, is merged into LecTec Corporation (Note 5).

10.14 Change In Control Termination Pay Plan adopted May 27, 1998, for the benefit of certain employees of LecTec Corporation in the event of a Change in Control (Note 5).

10.15 Termination Agreement dated July 30, 1998 between LecTec Corporation and CNS, Inc., whereby the Marketing and Distribution Agreement date January 11, 1996 is terminated (Note 5).

10.16 First Amendment, dated December 31, 1998, to License Agreement dated March 9, 1993 between LecTec Corporation, Pharmaco Behavioral Associates, Inc. and The Regents of the University of Minnesota, whereby certain provisions of the March 9, 1993 agreement are modified (Note 6).

10.17 Separate License Agreement dated December 31, 1998 between LecTec Corporation and Robert M, Keenan, M.D., Ph.D., whereby LecTec obtains a license to the cotinine portion of certain patents (Note 6).

10.18            LecTec Corporation Employee Stock Purchase Plan (Note 7).

10.19            LecTec Corporation 1998 Stock Option Plan (Note 8).

10.20            LecTec Corporation 1998 Directors' Stock Option Plan (Note 8).

*10.21 Letter of Intent dated April 19, 1999 between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc., whereby the parties agree to certain milestones leading to the development of a skin care product.............................

21.01            Subsidiaries of the Company....................................

23.01            Consent of Grant Thornton LLP..................................

27.01            Financial Data Schedule........................................



            NOTES:

* Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission together with a confidential treatment request.

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

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(7) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72571) filed on February 18, 1999.

(8) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.