Form 10-Q
period 1999-09-30
LECTEC CORP /MN/
filed 1999-11-12
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

Yes       [X]       No        [ ]

The number of shares outstanding of the registrant's common stock as of November 11, 1999 was 3,876,476 shares.

                               LECTEC CORPORATION

          FORM 10-Q - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                        PART I - FINANCIAL INFORMATION


     Item 1.     Financial Statements and Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .   I-1

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-9

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

     Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-1

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-1

                 Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-2

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)

                                                                               September 30,       June 30,
                                                                                   1999             1999
                                                                               -------------     -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $   542,567       $ 1,022,025
     Receivables
         Trade, net of allowances of $112,032 (unaudited) and $101,751
            at September 30, 1999 and June 30, 1999                              2,178,237         2,335,314
         Refundable income taxes                                                     7,544             7,544
         Other                                                                       8,434             8,687
                                                                               -----------       -----------

                                                                                 2,194,215         2,351,545
     Inventories
         Raw materials                                                           1,575,671         1,324,973
         Work-in-process                                                            40,553            69,324
         Finished goods                                                            532,108           602,227
                                                                               -----------       -----------

            Total inventories                                                    2,148,332         1,996,524

     Prepaid expenses and other                                                    241,571           174,674

     Deferred income taxes                                                         354,000           354,000
                                                                               -----------       -----------

                Total current assets                                             5,480,685         5,898,768

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                                          247,731           247,731
     Building and improvements                                                   1,929,956         1,841,742
     Equipment                                                                   7,191,182         7,157,016
     Furniture and fixtures                                                        413,013           413,013
                                                                               -----------       -----------

                                                                                 9,781,882         9,659,502
     Less accumulated depreciation                                               5,824,050         5,631,011
                                                                               -----------       -----------

                                                                                 3,957,832         4,028,491
OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,196,239
         (unaudited) and $1,154,698 at September 30, 1999 and June 30, 1999        163,285           199,971
     Other                                                                           5,343             5,343
                                                                               -----------       -----------

                                                                                   168,628           205,314
                                                                               -----------       -----------

                                                                               $ 9,607,145       $10,132,573
                                                                               ===========       ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                     (Unaudited)

                                                                    September 30,                  June 30,
                                                                        1999                         1999
                                                                    -------------                ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $  1,750,377                $  1,676,776

     Accrued expenses
         Payroll related                                                  418,969                     403,075
         Retail support programs                                          143,031                     165,472
         Other                                                            192,530                     181,730
                                                                     ------------                ------------

                Total current liabilities                               2,504,907                   2,427,053

DEFERRED INCOME TAXES                                                     197,000                     197,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,876,476 shares (unaudited) and 3,876,476 shares issued
         and outstanding at September 30, 1999 and June 30, 1999           38,765                      38,765
     Additional paid-in capital                                        11,262,654                  11,262,654
     Accumulated other comprehensive loss                                 (11,841)                    (11,841)
     Deficit in retained earnings                                      (4,384,340)                 (3,781,058)
                                                                     ------------                ------------

                                                                        6,905,238                   7,508,520
                                                                     ------------                ------------

                                                                     $  9,607,145                $ 10,132,573
                                                                     ============                ============

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Three months ended
                                                                                    September 30,
                                                                      -----------------------------------------
                                                                         1999                          1998
                                                                      -----------                   -----------


Net sales                                                             $ 3,008,752                     2,903,057
Cost of goods sold                                                      2,069,471                     1,885,804
                                                                      -----------                   -----------

         Gross profit                                                     939,281                     1,017,253

Operating expenses
     Sales and marketing                                                  735,045                       333,533
     General and administrative                                           559,090                       586,461
     Research and development                                             269,762                       280,013
                                                                      -----------                   -----------

                                                                        1,563,897                     1,200,007
                                                                      -----------                   -----------

         Loss from operations                                            (624,616)                     (182,754)

Other income, net                                                          21,334                        31,801
                                                                      -----------                   -----------

         Loss before income taxes                                        (603,282)                     (150,953)

Income tax expense                                                             --                         1,264
                                                                      -----------                   -----------


         Net loss                                                     $  (603,282)                  $  (152,217)
                                                                      ===========                   ===========


Net loss per share - basic and diluted                                $     (0.16)                  $     (0.04)


Weighted average shares outstanding - basic and diluted                 3,876,476                     3,983,198

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                              Three months ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                            1999              1998
                                                                         ----------         ---------


Net loss                                                                 $(603,282)         $(152,217)

Other comprehensive income (loss)

         Unrealized holding gains (losses) arising during period                --                 --
                                                                         ---------          ---------

Comprehensive loss                                                       $(603,282)         $(152,217)
                                                                         =========          =========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended September 30,
                                                                            --------------------------------

                                                                                 1999            1998
                                                                              -----------     -----------

Cash flows from operating activities:

     Net loss                                                                 $  (603,282)    $  (152,217)

     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                                         234,580         227,001
            Changes in operating assets and liabilities:
                    Trade and other receivables                                   157,330             783
                    Inventories                                                  (151,808)       (128,554)
                    Prepaid expenses and other                                    (66,897)        (96,860)
                    Accounts payable                                               73,601         355,632
                    Accrued expenses                                                4,253           2,719
                                                                              -----------     -----------

                       Net cash provided by (used in) operating activities       (352,223)        208,504

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                   (122,380)        (61,042)
     Investment in patents and trademarks                                          (4,855)        (27,562)
                                                                              -----------     -----------

                       Net cash used in investing activities                     (127,235)        (88,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchases and retirement of common stock                                        --        (300,675)
                                                                              -----------     -----------

                       Net cash used in financing activities                           --        (300,675)
                                                                              -----------     -----------

                       Net decrease in cash and cash equivalents                 (479,458)       (180,775)

Cash and cash equivalents at beginning of period                                1,022,025       2,186,532
                                                                              -----------     -----------

Cash and cash equivalents at end of period                                    $   542,567     $ 2,005,757
                                                                              ===========     ===========

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                           Three Months Ended September 30,
                                                           --------------------------------

                                                             1999                 1998
                                                           -------               ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                     $ 1,114               $    -
      Income taxes                                               -                8,400

        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

(1)   GENERAL

              The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company") and LecTec International Corporation, a wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months ended September 30, 1999 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1999. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   NET EARNINGS (LOSS)

              The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,142,883 and 867,579 shares of common stock with a weighted average exercise price of $6.48 and $7.75 were outstanding during the three months ended September 30, 1999 and 1998, but were excluded because they were antidilutive.

(3)   SEGMENTS

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

Three months ended September 30,              1999                 1998
                                             ------               ------

     Conductive products                   $1,576,783           $1,974,546
     Medical tape products                    568,790              747,883
     Therapeutic consumer products            863,179              180,628
                                           ----------           ----------

                                           $3,008,752           $2,903,057
                                           ==========           ==========

(4)   STOCK REPURCHASE PROGRAM

              In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the quarter ended September 30, 1999 no shares were repurchased and during the quarter ended September 30, 1998, 90,850 shares were repurchased for $300,675. Through September 30, 1999 the Company has repurchased a total of 205,150 shares at a cost of $667,963 under this program.

(5)   RISKS AND UNCERTAINTIES

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

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 2000 were $3,008,752 compared to net sales of $2,903,057 for the first quarter of fiscal 1999, an increase of 3.6%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased conductive product and medical tape sales. Therapeutic consumer product sales increased by 377.9% from $180,628 to $863,179 while conductive product sales, the Company's largest product group, decreased by 20.1% and medical tape product sales decreased by 23.9%. The therapeutic consumer product sales increase was primarily the result of increased TheraPatch(R) sales volume, especially TheraPatch Vapor products. The conductive product sales decrease was primarily the result of period-to-period fluctuations in ordering patterns of two customers and the absence of sales to a former customer who began manufacturing their own product. Sales to the former customer in the prior year quarter were approximately $152,000. Medical tape product sales decreased primarily due to a decrease in sales to several low-margin medical tape customers.

         Gross profit for the first quarter of fiscal 2000 was $939,281 compared to $1,017,253 for the first quarter of fiscal 1999, a decrease of 7.7%. Gross profit as a percent of net sales for the first quarter of fiscal 2000 was 31.2% compared to 35.0% for the first quarter of fiscal 1999. The decrease in gross profit for the quarter resulted primarily from increased labor, material and contract packaging costs which more than offset the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products. Labor costs were higher in the current quarter primarily due to an increase in staffing levels and increased contract and temporary labor. The increased material and contract packaging costs were primarily related to production of our therapeutic patch products. The installation of an automated packaging machine in the second quarter is expected to reduce patch manufacturing costs.

         Sales and marketing expenses were $735,045 and $333,533 during the first quarters of fiscal 2000 and 1999, and as a percentage of net sales, were 24.4% and 11.5%. The increase in sales and marketing expense for the quarter was primarily due to increased retail slotting fees, account performance expense, advertising and staffing levels related to therapeutic consumer products sales activities. The Company anticipates that sales and marketing expenses as a percent of sales for the remainder of fiscal 2000 will be comparable to the first quarter of fiscal 2000 due to marketing programs associated with therapeutic consumer product sales.

         General and administrative expenses were $559,090 and $586,461 during the first quarters of fiscal 2000 and 1999, and as a percentage of net sales, were 18.6% and 20.2%. The decrease in general and administrative expenses for the quarter was primarily due to decreased consulting and legal expenses.

         Research and development expenses for the first quarters of fiscal 2000 and 1999 were $269,762 and $280,013, and as a percentage of net sales, were 9.0% and 9.6%. The decrease in research and development expense for the quarter primarily reflects decreased costs for the testing of products under development.

         Other income, net decreased in the first quarter of fiscal 2000 to $21,334 from $31,801 in the first quarter of fiscal 1999. The decrease was primarily the result of decreased interest income due to lower cash and cash equivalent balances.

         The Company recorded a loss before income taxes of $603,282 in the first quarter of fiscal 2000 compared to a loss before income taxes of $150,953 for the first quarter of fiscal 1999. The increased loss in the current year first quarter was primarily the result of increased sales and marketing expenses related to therapeutic consumer products retail sales activities.

         The Company recorded no income tax expense or benefit in the first quarter of fiscal 2000 compared to income tax expense of $1,264 in the first quarter of fiscal 1999. There was no income tax benefit recorded during the first quarters of fiscal 2000 and 1999 since the loss benefit may not be realizable by the Company. Income tax expense in the first quarter of fiscal 1999 reflects minimal tax expense associated with the Company's foreign sales corporation subsidiary.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $479,458 to $542,567 during the first quarter of fiscal 2000. Accounts receivable decreased by $157,330 to $2,194,215 primarily due to a reduction of accounts 31 to 60 days old. Inventories increased by $151,808 to $2,148,332 primarily due to increased raw materials inventory. Accounts payable increased by $73,601 to $1,750,377 during the first quarter of fiscal 2000. Capital spending for plant improvements and equipment totaled $122,380 during the first quarter of fiscal 2000. There were no material commitments for capital expenditures at September 30, 1999.

         Working capital decreased to $2,975,778 at the end of the first quarter of fiscal 2000 from $3,471,715 at the end of fiscal 1999. The Company had a current ratio at the end of the first quarter of fiscal 2000 of 2.2 as compared to 2.4 at the end of fiscal 1999.

         The Company has no short or long-term debt. The Company had an unsecured $1,000,000 working capital line of credit through September 1, 1998. There were no borrowings outstanding under the line of credit during the fiscal years ended June 30, 1999 or 1998. The Company is currently reviewing a proposal from a bank to provide a new $2,000,000 secured, asset-based line of credit and expects to finalize the line of credit by December 31, 1999. Management believes that existing cash and cash equivalents, internally-generated cash flow and the new secured line of credit the Company expects to obtain will be sufficient to support anticipated operating and capital spending requirements during fiscal 2000. Management is currently evaluating additional sources of capital that may be appropriate for funding longer-term growth and expansion of the business. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.


IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A number of other date issues (e.g., incorrect handling of leap years) may also cause problems. All of these issues are collectively referred to as Y2K. In fiscal 1998, the Company developed a comprehensive program for Y2K compliance consisting of two parts: internal systems compliance and third party compliance.

         The internal systems compliance program includes informational, manufacturing, financial and communication systems. A committee consisting of representatives from all key areas of the Company developed the program. The internal systems compliance program consists of five-phases. Phase I is the identification of all internal computer systems in the Company, including embedded microprocessor or similar circuitry. Phase II is the determination of Y2K compliance for these systems. Phase III is development and implementation of action plans to achieve compliance where needed, and is followed by the testing in Phase IV of these systems after action plans have been completed. Phase V involves establishing risk and developing contingency plans where necessary (e.g., situations where compliance can not be established or the risks associated with errors in establishing compliance are significant).

         The third party compliance program consists of three phases with Phase I being the identification of major and/or critical third party vendors and customers. Phase II consists of contacting these third parties and determining their Y2K compliance. Phase III involves establishing risk and developing contingency plans where necessary (e.g., situations where third party compliance cannot be established or the risks associated with noncompliance are significant).

         The Company has completed Phases I and II of the internal systems compliance program and found the majority of its systems and all of its core systems to be Y2K compliant. The Y2K compliant status of the core systems benefited from upgrades undertaken during the past several years to make these systems adequate for the business needs of the Company. Plans to achieve Y2K compliance for the non-core systems were developed and completed by the end of calendar 1998 (Phase III). Phase IV of the program, testing of systems after implementation of changes, was completed by June 30, 1999. Phase V, development of contingency plans where necessary, was substantially completed by October 31, 1999 and the need for additional contingency measures will continue to be evaluated throughout the remainder of calendar year 1999.

         The Company has completed Phase I and II of the third party compliance program for current vendors and customers and is contacting new vendors and customers to determine their Y2K compliance. The Company is approximately 90% complete with Phase III, the evaluation of responses, establishment of risk and the development of contingency plans. Because of the diversity of sources available for the Company's raw material, packaging material and supplies, the Company believes that Y2K compliance issues for these third parties will not have a material adverse effect on the Company's financial position, operations or cash flow. There can, however, be no assurance that this will be the case. If certain critical third party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company had substantially completed all phases of the third party compliance program by October 31, 1999.

         All costs for Y2K compliance have been expensed in the period incurred and have been paid from operating funds. The Company does not specifically track internal staff time spent on the Y2K issue, however, it has included an estimate of the cost of this time in the estimated total costs. The Company estimates the total costs for both the internal systems compliance program and the third party compliance program through September 30, 1999 to be approximately $25,000, while total costs for Y2K compliance are estimated to be less than $30,000.

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


FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's new brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements, unforeseen Y2K complications and third party disruptions; and ability to satisfy funding requirements for operating needs, expansion or capital expenditures.

PART I  - FINANCIAL INFORMATION
ITEM 3  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and short-term commercial paper, which experience minimal volatility.
Thus, the exposure to market risk is not material.

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

              None.

Item 5.       OTHER INFORMATION

              None.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)        EXHIBITS

                         Item No.   Item                                                  Method of Filing
                         --------   ----                                                  ----------------

                          27        Financial data schedule . . . . . . . . . . . . .      Filed herewith.

              (b)        REPORTS ON FORM 8-K

                         None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date  November 12, 1999                      /s/ Rodney A. Young
      -----------------     ----------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President



Date  November 12, 1999                     /s/ Deborah L. Moore
      -----------------     ----------------------------------------------------
                                  Deborah L. Moore, Chief Financial Officer