Form 10-Q
period 1999-12-31
LECTEC CORP /MN/
filed 2000-02-14
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________to________

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

Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock as of February 10, 2000 was 3,890,494 shares.

                               LECTEC CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements and Notes to Financial Statements.............  I-1

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  I-7

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... I-11


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................. II-1

Item 2. Changes in Securities and Use of Proceeds.......................... II-1

Item 3. Defaults Upon Senior Securities.................................... II-1

Item 4. Submission of Matters to a Vote of Security Holders................ II-1

Item 5. Other Information.................................................. II-1

Item 6. Exhibits and Reports on Form 8-K................................... II-2

        Signature Page..................................................... II-3

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,     June 30,
                                                                                  1999           1999
                                                                              -----------    -----------
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                $    20,491    $ 1,022,025
     Receivables
         Trade, net of allowances of $115,035 (unaudited) and $101,751
            at December 31, 1999 and June 30, 1999                              1,960,300      2,335,314
         Refundable income taxes                                                       --          7,544
         Other                                                                      5,965          8,687
                                                                              -----------    -----------

                                                                                1,966,265      2,351,545
     Inventories
         Raw materials                                                          1,728,921      1,324,973
         Work-in-process                                                            2,190         69,324
         Finished goods                                                           416,752        602,227
                                                                              -----------    -----------

            Total inventories                                                   2,147,863      1,996,524

     Prepaid expenses and other                                                   245,260        174,674

     Deferred income taxes                                                        354,000        354,000
                                                                              -----------    -----------

                Total current assets                                            4,733,879      5,898,768

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                                         247,731        247,731
     Building and improvements                                                  1,937,568      1,841,742
     Equipment                                                                  7,308,394      7,157,016
     Furniture and fixtures                                                       413,013        413,013
                                                                              -----------    -----------

                                                                                9,906,706      9,659,502
     Less accumulated depreciation                                              6,031,174      5,631,011
                                                                              -----------    -----------

                                                                                3,875,532      4,028,491
OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,228,437
         (unaudited) and $1,154,698 at December 31, 1999 and June 30, 1999        170,267        199,971
     Other                                                                          5,343          5,343
                                                                              -----------    -----------

                                                                                  175,610        205,314
                                                                              -----------    -----------

                                                                              $ 8,785,021    $10,132,573
                                                                              ===========    ===========


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                     December 31,       June 30,
                                                                         1999             1999
                                                                     ------------     ------------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $  1,678,195     $  1,676,776

     Accrued expenses
         Payroll related                                                  392,075          403,075
         Retail support programs                                          208,303          165,472
         Other                                                            172,562          181,730
                                                                     ------------     ------------

                Total current liabilities                               2,451,135        2,427,053

DEFERRED INCOME TAXES                                                     197,000          197,000

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,890,494 shares (unaudited) and 3,876,476 shares issued
         and outstanding at December 31, 1999 and June 30, 1999            38,905           38,765
     Additional paid-in capital                                        11,289,329       11,262,654
     Accumulated other comprehensive loss                                 (11,841)         (11,841)
     Deficit in retained earnings                                      (5,179,507)      (3,781,058)
                                                                     ------------     ------------

                                                                        6,136,886        7,508,520
                                                                     ------------     ------------

                                                                     $  8,785,021     $ 10,132,573
                                                                     ============     ============


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three months ended                Six months ended
                                                                  December 31,                     December 31,
                                                           ---------------------------     ---------------------------
                                                               1999            1998           1999            1998
                                                           -----------     -----------     -----------     -----------
Net sales                                                  $ 3,299,705     $ 3,103,277     $ 6,308,457     $ 6,006,334
Cost of goods sold                                           2,236,691       2,177,539       4,306,162       4,063,343
                                                           -----------     -----------     -----------     -----------

         Gross profit                                        1,063,014         925,738       2,002,295       1,942,991

Operating expenses
     Sales and marketing                                       863,655         545,938       1,598,700         879,471
     General and administrative                                688,783         781,630       1,247,873       1,368,091
     Research and development                                  310,202         286,025         579,964         566,038
                                                           -----------     -----------     -----------     -----------

                                                             1,862,640       1,613,593       3,426,537       2,813,600
                                                           -----------     -----------     -----------     -----------

         Loss from operations                                 (799,626)       (687,855)     (1,424,242)       (870,609)

Other income, net                                                4,459          26,987          25,793          58,788
                                                           -----------     -----------     -----------     -----------

         Loss before income taxes                             (795,167)       (660,868)     (1,398,449)       (811,821)

Income tax expense                                                  --             348              --           1,612
                                                           -----------     -----------     -----------     -----------

         Net loss                                          $  (795,167)    $  (661,216)    $(1,398,449)    $  (813,433)
                                                           ===========     ===========     ===========     ===========

Net loss per share - basic and diluted                     $     (0.20)    $     (0.17)    $     (0.36)    $     (0.21)
                                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding - basic and diluted      3,881,352       3,907,995       3,878,914       3,945,599
                                                           ===========     ===========     ===========     ===========


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended December 31,
                                                                             -----------------------------

                                                                                 1999             1998
                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(1,398,449)    $  (813,433)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                         473,902         451,861
            Changes in operating assets and liabilities:
                   Trade and other receivables                                    385,280        (424,723)
                   Refundable income taxes                                             --          52,000
                   Inventories                                                   (151,339)       (166,901)
                   Prepaid expenses and other                                     (70,586)       (125,614)
                   Accounts payable                                                 1,419         608,632
                   Accrued expenses                                                22,663         (50,539)
                                                                              -----------     -----------

                       Net cash used in operating activities                     (737,110)       (468,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                   (247,204)       (177,038)
     Investment in patents and trademarks                                         (44,035)        (53,448)
                                                                              -----------     -----------

                       Net cash used in investing activities                     (291,239)       (230,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                      26,815              --
     Repurchases and retirement of common stock                                        --        (464,874)
                                                                              -----------     -----------

                       Net cash provided by (used) in financing activities         26,815        (464,874)
                                                                              -----------     -----------

                       Net decrease in cash and cash equivalents               (1,001,534)     (1,164,077)

Cash and cash equivalents at beginning of period                                1,022,025       2,186,532
                                                                              -----------     -----------

Cash and cash equivalents at end of period                                    $    20,491     $ 1,022,455
                                                                              ===========     ===========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                        $     2,137     $        --
      Income taxes                                                                     --          22,010


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

(1) GENERAL

         The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company") and LecTec International Corporation, a wholly-owned subsidiary which was dissolved and merged into LecTec Corporation on December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months and six months ended December 31, 1999 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1999. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2) NET LOSS

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,044,003 and 873,066 shares of common stock with a weighted average exercise price of $6.20 and $7.70 were outstanding during the three months ended December 31, 1999 and 1998, but were excluded because they were antidilutive. Options and warrants to purchase 1,093,443 and 870,323 shares of common stock with a weighted average exercise price of $6.35 and $7.72 were outstanding during the six months ended December 31, 1999 and 1998, but were excluded because they were antidilutive.

(3) COMPREHENSIVE LOSS

         For the quarter and six months ended December 31, 1999 and 1998, there were no items which the Company is required to recognize as components of comprehensive income (loss), therefore comprehensive loss was the same as net loss.

(4) SEGMENTS

         The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. Net sales by major product line were as follows:

Three months ended December 31,           1999          1998
                                       ----------    ----------

      Conductive products              $1,927,578    $1,955,025
      Medical tape products               452,572       718,537
      Therapeutic consumer products       919,555       429,715
                                       ----------    ----------

                                       $3,299,705    $3,103,277
                                       ==========    ==========

Six months ended December 31,             1999          1998
                                       ----------    ----------

      Conductive products              $3,504,361    $3,929,571
      Medical tape products             1,021,362     1,466,420
      Therapeutic consumer products     1,782,734       610,343
                                       ----------    ----------

                                       $6,308,457    $6,006,334
                                       ==========    ==========

(5) LINE OF CREDIT AND LIQUIDITY

         In November 1999, the Company finalized a $2,000,000 line of credit which expires in November 2001. The line of credit is secured by the Company's receivables, inventory and equipment, and bears interest at the lending bank's prime rate plus three percentage points. There were no borrowings outstanding on the line of credit as of December 31, 1999, nor during the three months then ending. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of net worth and not to exceed specified cumulative losses. Defaults by the Company on certain financial covenants as of November 30 and December 31, 1999 were waived by the bank in February 2000 and the line of credit agreement was amended to adjust specified levels of these covenants for the months ending January 31 and February 29, 2000.

         The Company experienced negative cash flow from operations of $737,110 for the six months ending December 31, 1999. This cash requirement was satisfied principally from existing cash balances. Management believes that internally generated cash flow and the new line of credit will be sufficient to support operating requirements in the near term.

(6) STOCK REPURCHASE PROGRAM

         In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the quarter ended December 31, 1999 no shares were repurchased and during the quarter ended December 31, 1998, 74,800 shares were repurchased for $223,663. During the six months ended December 31, 1999 no shares were repurchased and during the six months ended December 31, 1998, 165,650 shares were repurchased for $524,338. Through December 31, 1999 the Company has repurchased a total of 205,150 shares at a cost of $667,963 under this program.

(7) EMPLOYEE STOCK PURCHASE PLAN

         The Company's employee stock purchase plan, adopted November 19, 1998, allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan of which 14,018 shares were purchased by employees for $26,815 during the first six months of fiscal 2000. As of December 31, 1999 employees have purchased a total of 29,144 shares for $59,821.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

RESULTS OF OPERATIONS

         Net sales for the second quarter of fiscal 2000 were $3,299,705 compared to net sales of $3,103,277 for the second quarter of fiscal 1999, an increase of 6.3%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased medical tape and conductive product sales. Therapeutic consumer product sales increased by 114.0% from $429,715 to $919,555 while conductive product sales, the Company's largest product group, decreased slightly by 1.4% and medical tape product sales decreased by 37.0%. The therapeutic consumer product sales increase was primarily the result of increased TheraPatch(R) sales volume, especially TheraPatch Vapor products. The decrease in medical tape product sales was primarily due to the absence of sales to a former low-margin slit roll tape customer and decreases in sales volume to several other low-margin medical tape customers.

         Net sales for the first six months of fiscal 2000 were $6,308,457 compared to net sales of $6,006,334 for the first six months of fiscal 1999, an increase of 5.0%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased medical tape and conductive product sales. Therapeutic consumer product sales increased by 192.1% from $610,343 to $1,782,734 while conductive product sales, the Company's largest product group, decreased by 10.8% and medical tape product sales decreased by 30.4%. The therapeutic consumer product sales increase was primarily the result of increased TheraPatch sales volume, especially TheraPatch Vapor products. The conductive product sales decrease was primarily the result of the absence of sales to a former customer who began manufacturing their own product in the fourth quarter of fiscal 1999. Sales to the former customer in the first six months of fiscal 1999 were approximately $338,000. Medical tape product sales decreased primarily due to reduced sales to a low-margin slit roll tape customer and decreases in sales volume to several other low-margin medical tape customers.

         Gross profit for the second quarter of fiscal 2000 was $1,063,014 compared to $925,738 for the second quarter of fiscal 1999, an increase of 14.8%. Gross profit as a percent of net sales for the second quarter of fiscal 2000 was 32.2% compared to 29.8% for the second quarter of fiscal 1999. The increase in gross profit for the quarter resulted primarily from the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products and increased sales volume which more than offset increased labor costs. Labor costs were higher in the current quarter primarily due to an increase in staffing levels and overtime related to the production of therapeutic patch products.

         Gross profit for the first six months of fiscal 2000 was $2,002,295 compared to $1,942,991 for the first six months of fiscal 1999, an increase of 3.1%. Gross profit as a percent of net sales for the first six months of fiscal 2000 was 31.7% compared to 32.3% for the first six months of fiscal 1999. The increase in gross profit dollars for the six months resulted primarily from the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products which more than offset increased labor, depreciation, and repairs and maintenance expense. Labor costs were higher in the current six months primarily due to an increase in staffing levels and overtime related to the production of therapeutic patch products.

         Sales and marketing expenses were $863,655 and $545,938 during the second quarters of fiscal 2000 and 1999, and as a percentage of net sales, were 26.2% and 17.6%. The increase in sales and marketing expense for the quarter was primarily due to increased cooperative and media advertising expenses and retail slotting fees related to sales of the TheraPatch product line. The Company anticipates that sales and marketing expenses as a percent of sales for the remainder of fiscal 2000 will be comparable to the second quarter of fiscal 2000 due to marketing programs associated with the TheraPatch product line.

         Sales and marketing expenses were $1,598,700 and $879,471 during the first six months of fiscal 2000 and 1999, and as a percentage of net sales, were 25.3% and 14.6%. The increase in sales and marketing expense for the first six months was primarily due to increased retail slotting fees and advertising expenses related to the TheraPatch product line.

         General and administrative expenses were $688,783 and $781,630 during the second quarters of fiscal 2000 and 1999, and as a percentage of net sales, were 20.9% and 25.2%. The decrease in general and administrative expenses for the quarter was primarily due to decreased legal expenses. Legal expenses in the prior year quarter included approximately $126,000 of expenses associated with the re-negotiation and modification of the license agreement for the development and commercialization of cotinine.

         General and administrative expenses were $1,247,873 and $1,368,091 during the first six months of fiscal 2000 and 1999, and as a percentage of net sales, were 19.8% and 22.8%. The decrease in general and administrative expenses for the first six months of fiscal 2000 was primarily due to decreased legal expenses.

         Research and development expenses for the second quarters of fiscal 2000 and 1999 were $310,202 and $286,025, and as a percentage of net sales, were 9.4% and 9.2%. The increase in research and development expense for the current quarter primarily reflects increased labor costs of personnel working on therapeutic consumer products under development.

         Research and development expenses for the first six months of fiscal 2000 and 1999 were $579,964 and $566,038, and as a percentage of net sales, were 9.2% and 9.4%. The increase in research and development expense for the first six months of fiscal 2000 primarily reflects increased labor costs which were partially offset by a decrease in test-run production costs.

         Other income, net, decreased in the second quarter of fiscal 2000 to $4,459 from $26,987 in the second quarter of fiscal 1999. Other income, net, decreased in the first six months of fiscal 2000 to $25,793 from $58,788 in the first six months of fiscal 1999. Both of the fiscal 2000 decreases were primarily the result of decreased interest income due to lower cash and cash equivalent balances.

         The Company recorded a loss before income taxes of $795,167 in the second quarter of fiscal 2000 compared to a loss before income taxes of $660,868 for the second quarter of fiscal 1999. The Company recorded a loss before income taxes of $1,398,449 in the first six months of fiscal 2000 compared to a loss before income taxes of $811,821 for the first six months of fiscal 1999. The increased loss in the current year second quarter and first six months was primarily the result of increased sales and marketing expenses related to retail sales of the Company's TheraPatch products. The increased sales and marketing expenses more than offset an increase in gross profit that resulted from a shift in the sales mix toward higher-margin therapeutic consumer products. The Company expects to incur similar losses for the remainder of fiscal 2000 as it continues to incur increased sales and marketing expenses related to retail sales of TheraPatch consumer products.

         The Company recorded no income tax expense or benefit in the second quarter and first six months of fiscal 2000 compared to nominal income tax expense in the second quarter and first six months of the prior year. There was no income tax benefit recorded during the second quarter and first six months of fiscal 2000 since the loss benefit may not be realizable by the Company. Income tax expense in the second quarter and first six months of fiscal 1999 reflects minimal tax expense associated with the Company's foreign sales corporation subsidiary.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $1,001,534 to $20,491 during the first six months of fiscal 2000. Accounts receivable decreased by $385,280 to $1,966,265 primarily due to a reduction in accounts more than 60 days old. Inventories increased by $151,339 to $2,147,863 primarily due to increased raw materials inventory related to therapeutic products which was partially offset by decreased finished goods inventory of medical tape. Accounts payable of $1,678,195 at December 31, 1999 were virtually unchanged during the first six months of fiscal 2000. Capital spending for manufacturing equipment and plant improvements totaled $247,204 during the first six months of fiscal 2000. There were no material commitments for capital expenditures at December 31, 1999.

         The Company had working capital of $2,282,744 and a current ratio of
1.9 at December 31, 1999 compared to working capital of $3,471,715 and a current ratio of 2.4 at June 30, 1999.

         There was no short or long-term debt outstanding at December 31, 1999 or June 30, 1999. The Company finalized a $2,000,000 asset-based line of credit on November 22, 1999. There were no advances under this line of credit during the period from November 22, 1999 through December 31, 1999. As of January 31, 2000, the Company had total borrowings outstanding on the line of credit of $180,021. Defaults by the Company on certain financial covenants as of November 30 and December 31, 1999 were waived by the bank in February 2000 and the line of credit agreement was amended to adjust specified levels of financial covenants 6.12 and 6.13 for the months ending January 31 and February 29, 2000.

         Management believes that internally-generated cash flow and the new secured line of credit will be sufficient to support anticipated operating requirements during the remainder of fiscal 2000. Management is currently evaluating additional sources of capital that may be required to support longer-term growth and expansion of the business. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. A number of other date issues (e.g., incorrect handling of leap years) may also cause problems. All of these issues are collectively referred to as Y2K. In fiscal 1998, the Company developed a comprehensive program for Y2K compliance consisting of two parts: internal systems compliance and third party compliance. This program was described in the Company's Form 10-K for fiscal 1999 and Form 10-Q for the first quarter of fiscal 2000. All phases of the Y2K compliance program were completed prior to December 31, 1999.

         The Company has not experienced any Y2K related problems with its internal systems nor has there been any disruption of supplies or services from third parties. However, because the Company's continued Y2K compliance in calendar 2000 is in part dependent on the continued Y2K compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Y2K issues or that key third parties will not experience Y2K compliance failures as calendar year 2000 progresses.

         All costs for Y2K compliance have been expensed in the period incurred and have been paid from operating funds. The Company does not specifically track internal staff time spent on the Y2K issue, however, it has included an estimate of the cost of this time in the estimated total costs. The Company estimates the total costs for both the internal systems compliance program and the third party compliance program through December 31, 1999 were approximately $25,000 and does not expect to incur additional costs.

         Development of unforseen Y2K complications and the Company's ability to deal with them continue to pose some risk and uncertainty which could result in, among other things, business disruption, operation problems, financial loss, legal liability and similar adverse consequences.


FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements, unforeseen Y2K complications and third party disruptions; and ability to satisfy funding requirements for operating needs, expansion or capital expenditures.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Regular Annual Meeting of Shareholders of the Company was held on November 11, 1999. The following matters were voted on by Shareholders:

         1. The election of seven directors to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

         2. The ratification of the appointment of Grant Thornton LLP as the Company's independent auditor for the Company's current fiscal year.


         The results of the voting on these matters were as follows:

         1.       Board of Directors:

                                                       Withhold
                                         For           Authority        Total
                                       ---------       ---------      ---------

         Lee M. Berlin                 3,326,767        37,450        3,364,217
         Alan C. Hymes, M.D.           3,315,769        48,448        3,364,217
         Bert J. McKasy                3,326,767        37,450        3,364,217
         Marilyn K. Speedie, Ph.D.     3,326,867        37,350        3,364,217
         Donald C. Wegmiller           3,325,611        38,606        3,364,217
         Rodney A. Young               3,319,604        44,613        3,364,217
         Sheldon L. Zimbler            3,326,867        37,350        3,364,217


         2. Appointment of Grant Thornton LLP as independent auditor for the Company:

            For           Against        Abstain        Non-Vote         Total
         ---------        -------        -------        --------       ---------

         3,324,142         8,220          31,855              --       3,364,217


Item 5. OTHER INFORMATION

         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

                 Item No.  Item                                 Method of Filing
                 --------  ----                                 ----------------

                 10.01     Credit and Security Agreement By and
                           Between LecTec Corporation and Wells
                           Fargo Business Credit, Inc. dated
                           November 22, 1999 and First Amendment
                           To Credit and Security Agreement and
                           Waiver of Defaults dated February 9,
                           2000 ................................ Filed herewith.

                 27        Financial data schedule ............. Filed herewith.

         (b)     REPORTS ON FORM 8-K

                 None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date February 10, 2000                      /s/ Rodney A. Young
    -------------------     ----------------------------------------------------
                            Rodney A. Young, Chief Executive Officer & President



Date February 10, 2000                     /s/ Deborah L. Moore
    -------------------     ----------------------------------------------------
                            Deborah L. Moore, Chief Financial Officer