Form 10-Q
period 2000-03-31
LECTEC CORP /MN/
filed 2000-05-15
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number:  0-16159

                               LECTEC CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)


           Minnesota                                             41-1301878
---------------------------------                           --------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  10701 Red Circle Drive, Minnetonka, Minnesota                      55343
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (952) 933-2291

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 10, 2000 was 3,890,994 shares.

                               LECTEC CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements and Notes to Financial Statements .........   I-1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................   I-7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....   I-10


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings ..............................................   II-1

Item 2.  Changes in Securities and Use of Proceeds ......................   II-1

Item 3.  Defaults Upon Senior Securities ................................   II-1

Item 4.  Submission of Matters to a Vote of Security Holders ............   II-1

Item 5.  Other Information ..............................................   II-1

Item 6.  Exhibits and Reports on Form 8-K ...............................   II-1

         Signature Page .................................................   II-2

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,       June 30,
                                                                               2000            1999
                                                                           ------------    ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                              $     35,910    $  1,022,025
    Receivables
       Trade, net of allowances of $116,921 (unaudited) and $101,751
         at March 31, 2000 and June 30, 1999                                  2,537,196       2,335,314
       Refundable income taxes                                                       --           7,544
       Other                                                                      3,716           8,687
                                                                           ------------    ------------

                                                                              2,540,912       2,351,545
    Inventories
       Raw materials                                                          1,635,357       1,324,973
       Work-in-process                                                               46          69,324
       Finished goods                                                           712,134         602,227
                                                                           ------------    ------------

         Total inventories                                                    2,347,537       1,996,524

    Prepaid expenses and other                                                  233,644         174,674

    Deferred income taxes                                                       354,000         354,000
                                                                           ------------    ------------

            Total current assets                                              5,512,003       5,898,768

PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                                        247,731         247,731
    Building and improvements                                                 1,938,996       1,841,742
    Equipment                                                                 7,382,996       7,157,016
    Furniture and fixtures                                                      413,013         413,013
                                                                           ------------    ------------

                                                                              9,982,736       9,659,502
    Less accumulated depreciation                                             6,232,544       5,631,011
                                                                           ------------    ------------

                                                                              3,750,192       4,028,491
OTHER ASSETS
    Patents and trademarks, less accumulated amortization of $1,258,829
       (unaudited) and $1,154,698 at March 31, 2000 and June 30, 1999           168,787         199,971
    Other                                                                         5,343           5,343
                                                                           ------------    ------------

                                                                                174,130         205,314
                                                                           ------------    ------------

                                                                           $  9,436,325    $ 10,132,573
                                                                           ============    ============


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                     March 31,        June 30,
                                                                       2000             1999
                                                                   ------------     ------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
    Line of credit                                                 $    412,418     $         --

    Accounts payable                                                  2,223,804        1,676,776

    Accrued expenses
       Payroll related                                                  493,436          403,075
       Retail support programs                                          431,756          165,472
       Other                                                            184,353          181,730
                                                                   ------------     ------------

            Total current liabilities                                 3,745,767        2,427,053


DEFERRED INCOME TAXES                                                   197,000          197,000


SHAREHOLDERS' EQUITY
    Common stock, $.01 par value: 15,000,000 shares authorized;
       3,890,494 shares (unaudited) and 3,876,476 shares issued
       and outstanding at March 31, 2000 and June 30, 1999               38,905           38,765
    Additional paid-in capital                                       11,289,329       11,262,654
    Accumulated other comprehensive loss                                (11,841)         (11,841)
    Deficit in retained earnings                                     (5,822,835)      (3,781,058)
                                                                   ------------     ------------

                                                                      5,493,558        7,508,520
                                                                   ------------     ------------

                                                                   $  9,436,325     $ 10,132,573
                                                                   ============     ============


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three months ended                 Nine months ended
                                                                     March 31,                         March 31,
                                                           -----------------------------     -----------------------------
                                                               2000             1999             2000             1999
                                                           ------------     ------------     ------------     ------------
Net sales                                                  $  3,934,825     $  3,196,311     $ 10,243,282     $  9,202,645
Cost of goods sold                                            2,423,164        2,027,130        6,729,326        6,090,473
                                                           ------------     ------------     ------------     ------------

       Gross profit                                           1,511,661        1,169,181        3,513,956        3,112,172

Operating expenses
    Sales and marketing                                       1,240,070          651,926        2,838,770        1,531,397
    General and administrative                                  643,948          586,442        1,891,821        1,954,533
    Research and development                                    264,896          298,367          844,860          864,405
                                                           ------------     ------------     ------------     ------------

                                                              2,148,914        1,536,735        5,575,451        4,350,335
                                                           ------------     ------------     ------------     ------------

       Loss from operations                                    (637,253)        (367,554)      (2,061,495)      (1,238,163)

Other income (expense), net                                      (6,075)          19,788           19,718           78,576
                                                           ------------     ------------     ------------     ------------

       Loss before income taxes                                (643,328)        (347,766)      (2,041,777)      (1,159,587)

Income tax expense                                                   --            1,103               --            2,715
                                                           ------------     ------------     ------------     ------------


       Net loss                                            $   (643,328)    $   (348,869)    $ (2,041,777)    $ (1,162,302)
                                                           ============     ============     ============     ============


Net loss per share - basic and diluted                     $      (0.17)    $      (0.09)    $      (0.53)    $      (0.30)
                                                           ============     ============     ============     ============


Weighted average shares outstanding - basic and diluted       3,890,494        3,867,774        3,882,746        3,920,037
                                                           ============     ============     ============     ============


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended March 31,
                                                                        -----------------------------
                                                                            2000             1999
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (2,041,777)    $ (1,162,302)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                       707,403          634,554
         Gain on sale of equipment                                              (166)              --
         Changes in operating assets and liabilities:
              Trade and other receivables                                   (189,367)        (436,801)
              Refundable income taxes                                             --           52,000
              Inventories                                                   (351,013)        (174,800)
              Prepaid expenses and other                                     (58,970)         (89,893)
              Accounts payable                                               455,574          605,415
              Accrued expenses                                               359,268          119,377
                                                                        ------------     ------------

                 Net cash used in operating activities                    (1,119,048)        (452,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                               (326,215)        (254,928)
    Investment in patents and trademarks                                     (72,947)         (68,258)
    Proceeds from sale of equipment                                            1,408               --
                                                                        ------------     ------------

                 Net cash used in investing activities                      (397,754)        (323,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit                                         412,418               --
    Issuance of common stock                                                  26,815               --
    Repurchases and retirement of common stock                                    --         (543,399)
    Cash overdraft                                                            91,454               --
                                                                        ------------     ------------

                 Net cash provided by (used) in financing activities         530,687         (543,399)
                                                                        ------------     ------------

                 Net decrease in cash and cash equivalents                  (986,115)      (1,319,035)

Cash and cash equivalents at beginning of period                           1,022,025        2,186,532
                                                                        ------------     ------------

Cash and cash equivalents at end of period                              $     35,910     $    867,497
                                                                        ============     ============





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest expense                                                   $      5,233     $         --
     Income taxes                                                                 --           22,128


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

(1)      GENERAL

         The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company") and LecTec International Corporation, a wholly-owned subsidiary which was dissolved and merged into LecTec Corporation on December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months and nine months ended March 31, 2000 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 1999. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)      NET LOSS

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 976,705 and 888,822 shares of common stock with a weighted average exercise price of $5.83 and $7.56 were outstanding during the three months ended March 31, 2000 and 1999, but were excluded because they were antidilutive. Options and warrants to purchase 1,054,530 and 876,489 shares of common stock with a weighted average exercise price of $6.19 and $7.64 were outstanding during the nine months ended March 31, 2000 and 1999, but were excluded because they were antidilutive.

(3)      COMPREHENSIVE LOSS

         For the quarter and nine months ended March 31, 2000 and 1999, there were no items which the Company is required to recognize as components of comprehensive income (loss), therefore comprehensive loss was the same as net loss.

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

Three months ended March 31,                2000                 1999
                                           ------               ------

     Conductive products               $1,988,864           $1,928,691
     Medical tape products                525,149              701,701
     Therapeutic consumer products      1,420,812              565,919
                                        ---------            ---------

                                       $3,934,825           $3,196,311
                                        =========            =========

Nine months ended March 31,                  2000                 1999
                                            ------               ------

     Conductive products                $5,493,225           $5,858,262
     Medical tape products               1,546,511            2,168,121
     Therapeutic consumer products       3,203,546            1,176,262
                                         ---------            ---------

                                       $10,243,282           $9,202,645
                                        ==========            =========

(5)      LINE OF CREDIT AND LIQUIDITY

         In November 1999, the Company finalized a $2,000,000 line of credit which expires in November 2001. The line of credit is secured by the Company's receivables, inventory and equipment, and bears interest at the lending bank's prime rate plus three percentage points. Borrowings outstanding on the line of credit as of March 31, 2000, were $412,418. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of net worth and not to exceed specified cumulative losses. The Company was in compliance with all covenants as of March 31, 2000.

         The Company had negative cash flows from operations of $1,119,048 for the nine months ended March 31, 2000. This cash requirement was satisfied principally from existing cash balances and the line of credit. Management is evaluating additional sources of capital that will be required to meet future operating cash flow requirements and the longer term expansion of the business.

(6)      STOCK REPURCHASE PROGRAM

         In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.9% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the quarter ended March 31, 2000 no shares were repurchased and during the quarter ended March 31, 1999, 10,000 shares were repurchased for $19,062. During the nine months ended March 31, 2000 no shares were repurchased and during the nine months ended March 31, 1999, 175,650 shares were repurchased for $543,399. Through March 31, 2000 the Company has repurchased a total of 205,150 shares at a cost of $667,962 under this program.

(7)      EMPLOYEE STOCK PURCHASE PLAN

         The Company's employee stock purchase plan, adopted November 19, 1998, allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan of which 14,018 shares were purchased by employees for $26,815 during the first nine months of fiscal 2000. As of March 31, 2000 employees have purchased a total of 29,144 shares for $59,821.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

         Net sales for the third quarter of fiscal 2000 were $3,934,825 compared to net sales of $3,196,311 for the third quarter of fiscal 1999, an increase of 23.1%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased medical tape sales. Therapeutic consumer product sales increased by 151.1% from $565,919 to $1,420,812 while conductive product sales, the Company's largest product group, increased by 3.1% and medical tape product sales decreased by 25.2%. The therapeutic consumer product sales increase was primarily the result of initial sales of a new acne product to Neutrogena Corporation as well as increased TheraPatch(R) sales volume, especially TheraPatch Vapor products. The decrease in medical tape product sales was primarily due to the absence of sales to a former low-margin slit roll tape customer.

         Net sales for the first nine months of fiscal 2000 were $10,243,282 compared to net sales of $9,202,645 for the first nine months of fiscal 1999, an increase of 11.3%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased medical tape and conductive product sales. Therapeutic consumer product sales increased by 172.4% from $1,176,262 to $3,203,546 while conductive product sales, the Company's largest product group, decreased by 6.2% and medical tape product sales decreased by 28.7%. The therapeutic consumer product sales increase was primarily the result of increased TheraPatch sales volume, especially TheraPatch Vapor products and initial sales of the new acne product to Neutrogena Corporation. The conductive product sales decrease was primarily the result of the absence of sales to a former customer who began manufacturing their own product in the fourth quarter of fiscal 1999. Sales to the former customer in the first nine months of fiscal 1999 were approximately $485,000. Medical tape product sales decreased primarily due to reduced sales to a low-margin slit roll tape customer and decreases in sales volume to several other low-margin medical tape customers.

         Gross profit for the third quarter of fiscal 2000 was $1,511,661 compared to $1,169,181 for the third quarter of fiscal 1999, an increase of 29.3%. Gross profit as a percent of net sales for the third quarter of fiscal 2000 was 38.4% compared to 36.6% for the third quarter of fiscal 1999. The increase in gross profit for the quarter resulted primarily from increased sales volume and the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products which more than offset increased labor costs. Labor costs were higher in the current quarter primarily due to an increase in staffing levels and overtime related to the production of therapeutic patch products.

         Gross profit for the first nine months of fiscal 2000 was $3,513,956 compared to $3,112,172 for the first nine months of fiscal 1999, an increase of 12.9%. Gross profit as a percent of net sales for the first nine months of fiscal 2000 was 34.3% compared to 33.8% for the first nine months of fiscal 1999. The increase in gross profit for the nine months resulted primarily from increases sales volume and the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products which more than offset increased labor costs and depreciation expense. Labor costs were higher in the current nine months primarily due to an increase in staffing levels and overtime related to the production of therapeutic consumer patch products.

         Sales and marketing expenses were $1,240,070 and $651,926 during the third quarters of fiscal 2000 and 1999, and as a percentage of net sales, were 31.5% and 20.4%. The increase in sales and marketing expenses for the quarter was primarily due to increased media advertising expenses, retail slotting fees and cooperative expenses related to sales of the TheraPatch product line. The Company anticipates that sales and marketing expenses as a percent of sales for the fourth quarter of fiscal 2000 will be comparable to the third quarter of fiscal 2000 due to marketing programs associated with the TheraPatch product line.

         Sales and marketing expenses were $2,838,770 and $1,531,397 during the first nine months of fiscal 2000 and 1999, and as a percentage of net sales, were 27.7% and 16.6%. The increase in sales and marketing expenses for the first nine months was primarily due to increased retail slotting fees and advertising and cooperative expenses related to the TheraPatch product line.

         General and administrative expenses were $643,948 and $586,442 during the third quarters of fiscal 2000 and 1999, and as a percentage of net sales, were 16.4% and 18.4%. The increase in general and administrative expenses for the quarter was primarily due to increased consulting expenses.

         General and administrative expenses were $1,891,821 and $1,954,533 during the first nine months of fiscal 2000 and 1999, and as a percentage of net sales, were 18.5% and 21.2%. The decrease in general and administrative expenses for the first nine months of fiscal 2000 was primarily due to decreased legal expenses. Legal expenses in the prior year included approximately $126,000 of expenses associated with the renegotiation and modification of the license agreement for the development and commercialization of cotinine.

         Research and development expenses for the third quarters of fiscal 2000 and 1999 were $264,896 and $298,367, and as a percentage of net sales, were 6.7% and 9.3%. The decrease in research and development expense for the current quarter primarily reflects decreased test-run production costs and supplies.

         Research and development expenses for the first nine months of fiscal 2000 and 1999 were $884,860 and $864,405, and as a percentage of net sales, were 8.3% and 9.4%. The decrease in research and development expense for the first nine months of fiscal 2000 primarily reflects increased labor costs which were more than offset by a decrease in test-run production costs and supplies.

         Other income (expense), net, decreased in the third quarter of fiscal 2000 to net expense of $6,075 from net income of $19,788 in the third quarter of fiscal 1999. Other income, net, decreased in the first nine months of fiscal 2000 to $19,718 from $78,576 in the first nine months of fiscal 1999. Both of the fiscal 2000 decreases were primarily the result of decreased interest income due to lower cash and cash equivalent balances and higher interest expense in the third quarter of fiscal 2000 related to the line of credit.

         The Company recorded a loss before income taxes of $643,328 in the third quarter of fiscal 2000 compared to a loss before income taxes of $347,766 for the third quarter of fiscal 1999. The Company recorded a loss before income taxes of $2,041,777 in the first nine months of fiscal 2000 compared to a loss before income taxes of $1,159,587 for the first nine months of fiscal 1999. The increased loss in the current year third quarter and first nine months was primarily the result of increased sales and marketing expenses related to retail sales of the Company's TheraPatch products. The increased sales and marketing expenses more than offset an increase in gross profit that resulted from increased sales volume and a shift in the sales mix toward higher-margin therapeutic consumer products. The Company expects to incur similar losses in the fourth quarter of fiscal 2000 as it continues to incur increased sales and marketing expenses related to retail sales of TheraPatch consumer products.

         The Company recorded no income tax expense or benefit in the third quarter and first nine months of fiscal 2000 compared to nominal income tax expense in the third quarter and first nine months of the prior year. There was no income tax benefit recorded during the third quarter and first nine months of fiscal 2000 since the loss benefit may not be realizable by the Company. Income tax expense in the third quarter and first nine months of fiscal 1999 reflects minimal tax expense associated with the Company's foreign sales corporation subsidiary.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $986,115 to $35,910 during the first nine months of fiscal 2000. Accounts receivable increased by $189,367 to $2,540,912 primarily due to increased sales for March 2000 as compared to June 1999. Inventories increased by $351,013 to $2,347,537 primarily due to increased raw materials and finished goods inventory related to therapeutic products which was partially offset by decreased finished goods inventory of medical tape. Accounts payable of $2,223,804 at March 31, 2000 increased by $547,028 during the first nine months primarily due to increased payables related to increased manufacturing production. Capital spending for manufacturing equipment and plant improvements totaled $326,215 during the first nine months of fiscal 2000. There were no material commitments for capital expenditures at March 31, 2000.

         The Company had working capital of $1,766,236 and a current ratio of
1.5 at March 31, 2000 compared to working capital of $3,471,715 and a current ratio of 2.4 at June 30, 1999.

         There was no long-term debt outstanding at March 31, 2000 or June 30, 1999. The Company finalized a $2,000,000 asset-based line of credit in November, 1999 and borrowings outstanding on the line of credit were $412,418 as of March 31, 2000. The Company was in compliance with all covenants as of March 31, 2000.

         Management believes that internally-generated cash flow and the secured line of credit will be sufficient to support anticipated operating requirements through the fourth quarter of the current fiscal year that will end June 30, 2000. Management expects additional sources of cash in the next six months to include the proceeds from a mortgage or a sale and leaseback transaction of its corporate facility in Minnetonka, Minnesota, along with equipment financing to fund planned capital expenditures in the next six to twelve months. Additional sources of capital that will be required to enable the Company to meet its obligations, operating cash flow requirements and to support the longer term growth and expansion of the business are currently being evaluated by management. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods is expected to require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.




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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Item No.   Item                             Method of Filing
                  --------   ----------------                 ----------------

                  27         Financial data schedule           Filed herewith

         (b)      REPORTS ON FORM 8-K

                  None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date     May 11, 2000                      /s/ Rodney A. Young
       ----------------   ----------------------------------------------------
                          Rodney A. Young, Chief Executive Officer & President



Date     May 11, 2000                     /s/ Deborah L. Moore
       ----------------   ----------------------------------------------------
                                Deborah L. Moore, Chief Financial Officer