Form 10-K
period 2000-06-30
LECTEC CORP /MN/
filed 2000-09-28
CIK 805928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

                                -----------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per
                                                             share.

                                -----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]    No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [  ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 20, 2000 was $6,513,235 based upon the last reported sale price of the Common Stock at that date by the Nasdaq Stock Market.

         The number of shares outstanding of the Registrant's Common Stock as of September 20, 2000 was 3,904,465 shares.

                          -----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held November 16, 2000.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         LecTec Corporation (the "Company") designs, manufactures and markets diagnostic electrocardiograph ("ECG") electrodes, conductive and non-conductive adhesive hydrogels, and patches for the topical application of over-the-counter ("OTC") drugs. The Company markets and sells its products to medical products distributors, consumers through retail outlets (food, chain drug and mass merchandise stores), consumer products companies and original equipment manufacturers ("OEM"s). All of the products manufactured by the Company are designed to be highly compatible with skin.
         The Company developed one of the first solid gel disposable ECG electrodes which did not require the use of aqueous conductive gels in order to maintain contact with the skin. The Company has since continued to develop, manufacture and market electrodes as well as hydrogels and OTC topical therapeutic patches. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for electrical conductivity and skin compatibility. The Company holds multiple domestic and foreign patents.
         Effective January 14, 1999, the Company was certified as meeting the requirements of ISO 9001 and EN46001 quality system standards. Certification was granted by TUV Product Service GmbH. Meeting these standards, particularly EN46001, confirms that the Company has achieved the highest level of quality systems compliance demonstrated by world-class design and manufacturing firms. For medical devices, EN46001 is awarded only to those companies which satisfy the rigorous standards of ISO 9001 and comply with the European Union's Medical Device Directive.
         The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs, and new conductive adhesive hydrogel polymers. In addition, existing technologies are being refined to focus on new consumer products targeting new retail customers and new markets.
         The Company was organized in 1977 as a Minnesota corporation. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (952) 933-2291.


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

CONDUCTIVE PRODUCTS
         The Company's conductive products include diagnostic electrodes and electrically conductive adhesive hydrogels.
         The Company applies its patented conductive, skin compatible, adhesive hydrogel technology to cardiac diagnostic electrodes. The Company's patented natural and synthetic-based hydrogel polymers are self-adherent and are capable of being made electrically conductive. Using natural-based polymers, the Company developed the first solid gel disposable diagnostic ECG electrodes.
         The solid gel design of the Company's electrodes provides more consistent electrical performance and eliminates clean-up time for the clinician. Currently the Company has three different types of diagnostic electrodes: LecTec 1000 Series, a disposable electrode made of natural polymer solid gel with gentle adhesion; LecTec 3000 Series and LecTec 3009 Series, synthetic solid gel electrodes with higher levels of adhesion which meet all American Association for Medical Instrumentation ("AAMI") standards including defibrillation recovery; and LecTec 4000 Series, a synthetic solid gel, silver substrate electrode which also meets all AAMI standards including defibrillation recovery.
         The Company pioneered hydrogel technology and manufactures synthetic and natural-based hydrogels. These hydrogels are resistant to dehydration, evaporation and changes in electrical and physical properties. Hydrogels are also used topically to deliver specific medications to the skin. Hydrogels are manufactured with various levels of conductivity, as well as with varying degrees of self-adhesive properties, for diagnostic electrodes, external defibrillation, pacing and monitoring electrodes, Transcutaneous Electronic Nerve Stimulation ("TENS") products and iontophoretic return electrodes.
         Sales of conductive products accounted for approximately 51%, 63% and 61% of the Company's total sales for fiscal years 2000, 1999 and 1998.

MEDICAL TAPE PRODUCTS
         The Company adopted a plan at the end of fiscal 2000 to exit the low margin medical tape business for which sales had been declining for several years. The medical tape business was comprised of sales of individual slit roll widths of the standard paper, plastic and cloth products widely used in the health care industry and sales of large jumbo rolls which were converted by the customer into individual slit rolls widths for ultimate sale to consumers. Minimal sales are expected in fiscal 2001 as remaining medical tape inventories are liquidated.
         Sales of medical tapes accounted for approximately 13%, 22% and 32% of the Company's total sales for fiscal years 2000, 1999 and 1998.

THERAPEUTIC CONSUMER PRODUCTS
         The Company manufactures and markets patches for the topical application of OTC drugs and other therapeutic compounds. Therapeutic patch products use a hydrogel coated, breathable cloth patch to deliver OTC drugs and other therapeutic compounds onto the skin. Products currently manufactured using the adhesive-based patch technology are analgesic patches for localized pain relief, cooling gel comfort patches, vapor cough suppressant patches, anti-itch patches, acne treatment patches, wart removers, and a corn and callus remover. These products are marketed as OTC products. The analgesic, cooling and anti-itch patches are marketed under the LecTec brand name TheraPatch(R). The acne treatment patches, wart removers and corn and callus removers are marketed by the customer under the brand of the customer. The vapor cough suppressant patches are marketed under the TheraPatch brand name as well as by the customer under the brand of the customer.
         Sales of therapeutic consumer products accounted for approximately 36%, 15% and 7% of the Company's total sales for fiscal years 2000, 1999 and 1998.


MARKETING AND MARKETING STRATEGY

         The Company markets and sells its products to medical products distributors, consumers through retail outlets (food, chain drug and mass merchandise stores), consumer products companies and original equipment manufacturers.
         A major entry into the consumer products markets was supported by the hiring of a new retail sales executive late in fiscal 1998 and a retail sales team in fiscal 1999. In the consumer products markets, retail broker and manufacturer's representative contracts have been established. The TheraPatch brand is the umbrella brand for the Company's therapeutic patch products introduced to all markets.
         In addition to the retail sales team hired for entry into the retail consumer products markets, the Company has sales teams which address other markets into which it sells. These teams support sales to:

         o medical products distributors who sell to end-user organizations,
         o consumer products companies who sell directly to the consumer, and
         o OEMs which either include the Company's product with the product they sell (e.g., electrodes purchased from the Company may be included with electrocardiogram machines manufactured and sold by an OEM), or use the Company's jumbo rolls of hydrogels to manufacture a finished product for sale to the end-user (e.g., hydrogel purchased from the Company may be used by an OEM to make electrodes).

         The Company has not experienced any significant seasonality in sales of its products.
         The Company sells its products in the U.S., Europe, Latin America, Asia, Canada and Middle East. Except for sales of the TheraPatch brand patch product into Canada, all of the Company's international sales are denominated in U.S. dollars, thus, most of the impact of the foreign currency transaction gains and losses are borne by the Company's customers. The Company does not believe the January 1, 1999 euro currency conversion has had, nor will have, a material impact on its financial statements. Export sales accounted for approximately 13%, 13% and 26% of total sales for 2000, 1999 and 1998.
         The Company's international sales are made by the Company's corporate sales force. The Company does not maintain a separate international marketing staff or operations. The following table sets forth export sales by geographic area:

                                   Years ended June 30
                    -----------------------------------------------------
                          2000                1999               1998
                          ----                ----               ----
Europe                $1,006,412          $1,216,199         $1,705,996
Latin America            547,904             371,654            371,854
Asia                      46,279              31,935             62,027
Canada                   298,884               7,011            199,082
Middle East               10,272                  --            912,240
Other                     25,962              28,333             71,949
                      ----------          ----------         ----------
Total Export Sales    $1,935,713          $1,655,132         $3,323,148
                      ==========          ==========         ==========


CUSTOMERS

         Spacelabs Burdick Inc. accounted for 17%, 22% and 18% of the Company's total sales for the fiscal years 2000, 1999 and 1998. The Company sold its products to approximately 275, 240 and 190 active customers (excluding TheraPatch sales to individuals) during 2000, 1999 and 1998. The Company's backlog orders (purchase orders received from customers for future shipment) as of August 11, 2000 totaled $3,170,000 (all of which the Company expects to fill in fiscal 2001), compared with approximately $913,000 on August 12, 1999. The increase in the backlog as of August 11, 2000 was primarily the result of supply agreements for patch products signed with Johnson & Johnson Consumer Products Company and Novartis Consumer Health, Inc. towards the end of fiscal 2000.


COMPETITION

         The markets for electrodes, hydrogels and topical OTC drug delivery patches are highly competitive. Firms in the medical and consumer industries compete on the basis of product performance, pricing, distribution and service. Many of the Company's major competitors have significantly greater financial, marketing and technological resources than the Company. However, the Company believes that it competes on the basis of proprietary technology, speed-to-market, flexibility, innovative "first-in-category" patches, customer focus and its ability to manufacture and market its products to targeted market segments.
         Over the past several years there have been a number of mergers within the electrode and hydrogel industries, resulting in fewer but larger competitors.
         The Company's primary competitor for electrode and hydrogel sales is Tyco International. The Company's OTC TheraPatch family of analgesic, anti-itch and cough suppressant patches competes with ointments, lotions and creams manufactured by various competitors including Mentholatum/Rohto Pharmaceuticals, Inc.

MANUFACTURING

         The Company manufactures its conductive and therapeutic membranes at the Company's Minnetonka, Minnesota facility. The Minnetonka facility also processes raw materials and manufactures the Company's therapeutic products. The Company's second manufacturing facility in Edina, Minnesota is the primary site for the manufacturing and packaging of diagnostic electrodes and the packaging of therapeutic products. The Edina location also provides the majority of the Company's warehouse capacity.
         The Company believes that the raw materials used in manufacturing its products are generally available from multiple suppliers.


RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new and improved products and new technologies.
         The Company may develop products internally, jointly with corporations and/or with inventors from outside the Company. The Company may then market resulting products by sponsoring partners or through a marketing arrangement with an appropriate distributor. Research and development contract opportunities are evaluated on an individual basis.
         The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs and new conductive adhesive hydrogel polymers. In addition, existing technologies are being refined to focus on new products targeting new customers and new markets.
         During fiscal 2000 the Company discontinued development of a cotinine-based smoking cessation product after unsuccessful efforts to secure the third party funding necessary for the next phases of research and development.
         During fiscal years 2000, 1999 and 1998, the Company spent approximately $1,095,000, $1,170,000 and $1,037,000 on research and development.


GOVERNMENTAL AND ENVIRONMENTAL REGULATION

         The Company's Quality System includes design development planning, testing, manufacturing, packaging, labeling and distribution of the Company's products which are subject to federal and foreign regulations, and in some instances, state and local government regulations.

UNITED STATES REGULATION
         The Company's electrodes sold in the United States are subject to federal Food and Drug Administration (the "FDA") policy and are marketed pursuant to Section 510(k) notification, which is a means of obtaining FDA clearance to market a medical device. The Company's finished goods electrodes sold in the United States are subject to the FDA's current Good Manufacturing Practices ("GMP") and quality system regulations.
         The Company's hydrogels sold domestically are also subject to GMP and quality system regulations as they are sold to OEMs and distributors for processing into finished commercial goods.
         The Company's topical OTC drug delivery patches are marketed under applicable federal FDA OTC monographs.

FOREIGN REGULATION
         The Company's electrodes sold into the European Community (the "EC") are considered to be Class I, non-sterile and non-measuring medical devices. These products are "CE" marked and "self declared" as being compliant to the Medical Device Directive 93/42/EEC. An authorized representative for the Company has been established in the EC as required by European law. Foreign sales of the Company's electrodes are made only into the EC.
         There are no foreign regulatory approvals required to sell the Company's hydrogels into foreign countries because these products are sold to OEM customers for processing into finished commercial goods.
         The Company's topical OTC drug delivery patches are marketed in Canada under applicable Canadian OTC monographs where appropriate, and are reviewed and approved prior to commercialization by the Health Protection branch of Health Canada.

ENVIRONMENTAL REGULATION
         The Company does not use solvents that have an adverse effect on the environment in the manufacturing of its products. The Company does not anticipate any major expenditure for environmental controls during the next fiscal year.


PATENTS AND TRADEMARKS

         The Company has U.S. and foreign patents on adhesive hydrogels, electrodes and transdermal and topical delivery systems. Twenty-two active U.S. patents and fourteen active international patents are currently assigned or licensed to the Company. Four U.S. patents were allowed during fiscal 2000 and are expected to be issued to the Company in fiscal 2001. Sixteen U.S. and foreign applications are pending including two which are on appeal. Foreign patent applications are pending in numerous European countries, Canada and Japan. The patents most pertinent to the Company's major products have a remaining duration ranging from four to twenty years. Three of these patents have a remaining duration of less than five years and the expiration of these patents is not expected to have a material effect on the Company's proprietary position.
         Four trademark registrations were received in fiscal 2000. One trademark registration is pending.
         The Company expects that its products will be subject to continuous modifications due to improvements in materials and technological advances for medical products. Therefore, the Company's continued success does not depend solely upon ownership of patents, but upon technical expertise, creative skills and the ability to forge these talents into the timely release of new products.
         The Company uses both patents and trade secrets to protect its proprietary property and information. In addition, the Company monitors competitive products and patent publications to be aware of potential infringement of its rights.


EMPLOYEES

         As of June 30, 2000, the Company employed 97 full-time employees. None of the Company's employees are represented by labor unions or other collective bargaining units. The Company believes relations with its employees are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age   Title
---------------------   ---   --------------------------------------------------
Rodney A. Young          45   Chairman, Chief Executive Officer and President

Douglas J. Nesbit        48   Chief Financial Officer

Timothy P. Fitzgerald    60   Vice President, Operations

John D. LeGray           54   Vice President, Quality Assurance and Regulatory
                              Affairs

Daniel M. McWhorter      60   Vice President, Research and Development

Jane M. Nichols          54   Vice President, Marketing and New Business
                              Development

Timothy R. J. Quinn      39   Vice President, Consumer Products

         Rodney A. Young is Chairman, Chief Executive Officer and President. He joined the Company in August 1996. Prior to joining LecTec, Mr. Young had 23 years of health care industry experience including sales and marketing for Upjohn Company and 3M Company. Prior to joining the Company, he was Vice President and General Manager of the Specialized Distribution Division of Baxter International, Inc.

         Douglas J. Nesbit is Chief Financial Officer. He joined the Company in August 2000. Mr. Nesbit's 23-year professional background includes public accounting experience with the big five firm of KPMG LLP. Prior to joining LecTec he was the Chief Financial Officer at Total Solutions Group, Inc. and Treasurer at Secure Computing Corporation.

         Timothy P. Fitzgerald is Vice President, Operations. He joined the Company in February 2000. Mr. Fitzgerald's 40-year career includes technical and senior management positions at Bell & Howell Co., International Data Engineering, Inc. and Varitronic Systems, Inc.

         John D. LeGray is Vice President, Quality Assurance and Regulatory Affairs. He joined the Company in September 1997. Mr. LeGray's 33-year career includes technical and management positions at DiaSorin Inc., Bayer Corporation and Abbott Laboratories.

         Daniel M. McWhorter is Vice President, Research and Development. He joined the Company in January 1997. Mr. McWhorter has more than 28 years of experience in the medical products industry including both technical and general management positions at The Kendall Company and Pharmacia Deltec and senior technical positions at Abbott Laboratories and Mentor Corporation.

         Jane M. Nichols is Vice President, Marketing and New Business Development. She joined the Company in April 1997. Ms. Nichols' 28-year career includes clinical, technical and management roles at Methodist Hospital and Park Nicollet Medical Centers, and senior marketing positions at 3M Company and Ecolab.

         Timothy R. J. Quinn is Vice President and General Manager, Consumer Products. He joined the Company in May 1998. He has 20 years of sales and marketing experience in the consumer products industry. Prior to joining LecTec, he was Vice President of Sales at Redmond Products. Prior to Redmond, Quinn served in a variety of sales and marketing management positions for Lederle Laboratories and General Foods Corporation. He received his Bachelor of Science Degree in business administration from Western Michigan University and completed Columbia University executive management courses.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol LECT.
          The following table sets forth the high and low daily trade price information for the Company's common stock for each quarter of fiscal 2000 and 1999. Such prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

YEARS ENDED JUNE 30,          2000                     1999
                       ------------------        ----------------
                        HIGH         LOW          HIGH       LOW
                        ----         ---          ----       ---

First Quarter          $4.375      $2.688        $4.000    $2.250

Second Quarter          3.125       1.188         4.000     2.125

Third Quarter           5.000       1.375         3.000     1.250

Fourth Quarter          4.875       2.000         4.750     1.813

         As of September 20, 2000 the Company had 3,904,465 shares of common stock outstanding, and 315 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.
         The Company has not declared or paid cash dividends on its common stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA

Years ended June 30,                      2000              1999            1998            1997               1996
                                          ----              ----            ----            ----               ----
Net sales                            $ 14,596,346      $ 12,279,075    $ 12,922,365    $ 12,256,327       $ 13,100,754
Gross profit                            5,121,217*        4,093,561       3,715,032       4,324,180          4,969,659
Loss from operations                   (2,890,497)**     (1,771,324)       (474,935)     (2,215,951)***       (724,074)
Loss before equity in losses of
   unconsolidated subsidiary           (2,859,276)**     (1,683,257)       (404,061)     (2,140,660)***       (632,193)
Equity in losses of unconsoli-
   dated subsidiary                            --                --              --         126,067                 --
Net loss                               (2,859,276)**     (1,683,257)       (404,061)     (2,266,727)***       (632,193)
Net loss per common and
   common equivalent share
   (BASIC AND DILUTED)                       (.74)**           (.43)           (.10)           (.59)***           (.17)


CONSOLIDATED BALANCE SHEET DATA

At June 30,                               2000              1999            1998            1997               1996
                                          ----              ----            ----            ----               ----
Cash, cash equivalents and
   short-term investments            $    100,171      $  1,022,025    $  2,186,532    $  1,242,777       $    800,693
Current assets                          5,236,110         5,904,111       6,728,531       6,873,696          5,624,682
Working capital                         1,512,561         3,497,926       5,335,861       4,035,084          4,240,024
Property, plant and equipment, net      3,039,088         4,028,491       4,306,568       4,592,304          5,112,975
Long-term investments                          --                --           8,676           8,013            574,806
Total assets                            8,474,549        10,132,573      11,317,774      11,837,356         12,494,003
Long-term liabilities                      31,184           217,868         222,000         211,000            174,000
Shareholders' equity                    4,719,816         7,508,520       9,703,104       8,787,744         10,935,345


* Includes a charge of $85,000 related to the plan to exit the medical tape product line.

** Includes a charge of $730,000 or $.19 per share related to the plan to exit the medical tape product line.

*** Includes a nonrecurring restructuring charge of $2,180,353 or $.57 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

NET SALES
         Net sales were $14,596,346 in 2000, an increase of 18.9% from net sales of $12,279,075 in 1999. Net sales were $12,922,365 in 1998. The increase in 2000 net sales was primarily the result of increased therapeutic consumer product sales, partially offset by decreased medical tape and conductive product sales. The decrease in 1999 net sales was primarily the result of decreased medical tape sales, partially offset by increased therapeutic consumer product sales.
         Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 4.0% in 2000 to $7,450,755 from $7,758,286 in 1999.
Conductive product net sales were $7,906,676 in 1998. These fluctuations in sales were primarily volume-related. The Company expects fiscal 2001 conductive sales to be comparable to fiscal 2000 sales.
         Net sales of medical tapes decreased by 29.0% in 2000 to $1,927,392 from $2,716,540 in 1999. Medical tape net sales were $4,157,199 in 1998. The decrease in 2000 was primarily the result of reduced sales to a low-margin slit roll tape customer and decreases in sales volume to several other low-margin medical tape customers. The decrease in 1999 was primarily the result of the absence of sales in 1999 to an international customer. The Company adopted a plan at the end of fiscal 2000 to exit the medical tape business and expects minimal medical tape sales in 2001 as remaining inventories are liquidated.
         Net sales of therapeutic consumer products increased 189.2% in 2000 to $5,218,199 from $1,804,249 in 1999. Net sales of therapeutic consumer products were $858,490 in fiscal 1998. The increase in 2000 was primarily the result of increased TheraPatch(R) product sales, which increased 127.1%, and sales in 2000 of the new acne product to Johnson & Johnson Consumer Products Worldwide. The increase in 1999 was primarily the result of increased TheraPatch sales to retailers, both as a result of increased volumes and increased unit selling price. The higher unit selling price in 1999 was the result of the Company selling directly to retailers rather than to CNS, Inc., the Company's exclusive distributor to retailers in the prior year. The agreement under which CNS distributed the TheraPatch product was terminated at the end of fiscal 1998 when the Company assumed responsibility for retail distribution of the product. Management believes that sales of the Company's therapeutic patch products will represent an increased percentage of total net sales during fiscal 2001 due to continued sales growth of the acne product, new sales of Triaminic(R) Vapor brand topical cough and cold patches and increased TheraPatch brand name recognition.
         Export sales, consisting primarily of electrodes, semi-finished conductive and medical tape products sold to overseas converters for final processing, packaging and marketing, as well as TheraPatch brand therapeutic consumer products, were 13%, 13% and 26% of total net sales in 2000, 1999 and 1998. All international sales are in U. S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales increased by $280,581 in fiscal 2000 primarily as a result of the Canadian TheraPatch sales. The decrease in the percent for 1999 resulted primarily from the absence in 1999 of medical tape sales to an international customer as well as decreased conductive sales to another customer who began manufacturing product previously purchased from the Company. The Company expects fiscal 2001 international sales will be comparable to 2000.

GROSS PROFIT
         The Company's gross profit was $5,121,217 in 2000, up from $4,093,561 in 1999. Gross profit was $3,715,032 in 1998. As a percentage of net sales, gross profit was 35.1% in 2000, 33.3% in 1999 and 28.8% in 1998. Gross profit in 2000 increased by 25.1% from the prior year and gross profit in 1999 increased by 10.2% from the prior year. The increase in gross profit in 2000 resulted primarily from a shift in the sales mix to higher margin therapeutic consumer products. The increase in gross profit in 1999 resulted primarily from a shift in the sales mix to higher margin therapeutic consumer products from lower margin medical tape products, as well as higher margins on therapeutic patch sales primarily as a result of sales made directly to retailers rather than to a distributor.

SALES AND MARKETING EXPENSES
         Sales and marketing expenses totaled $3,672,908 or 25.2% of net sales in 2000, compared to $2,187,710 or 17.8% of net sales in 1999, and $1,042,788 or
8.1% of net sales in 1998. The 2000 increase was primarily due to increased TheraPatch related advertising and promotional expenses and slotting fees. The increase in advertising was primarily the result of a TV ad campaign for TheraPatch Vapor for Kids. The increased slotting fees resulted from the placement of TheraPatch products in new stores as well as the placement of new TheraPatch products on the shelves in existing stores. The 1999 increase was primarily due to increased sales staff and advertising and slotting fees to establish new retail accounts. The Company anticipates sales and marketing expenses as a percent of sales in fiscal 2001 will be comparable to 2000.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses totaled $2,598,998 or 17.8% of net sales in 2000, compared to $2,507,432 or 20.4% of net sales in 1999, and $2,110,084 or 16.3% of net sales in 1998. The increase in 2000 was primarily the result of increased consulting expense which more than offset a decrease in legal expenses. Legal expense in the prior year included approximately $126,000 related to the re-negotiation and modification of the license agreement for the development and commercialization of cotinine as well as legal expenses associated with work on new and existing patents. The increase in 1999 was primarily the result of increased regulatory and quality assurance expenses associated with achieving and maintaining ISO 9001 and EN 46001 certification, expenses related to the re-negotiation and modification of the license agreement for the development and commercialization of cotinine, and legal expenses associated with work on new and existing patents. The Company anticipates general and administrative expenses in fiscal 2001 will be comparable to fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES
         Research and development expenses totaled $1,094,808 or 7.5% of net sales in 2000, compared to $1,169,743 or 9.5% of net sales in 1999, and $1,037,095 or 8.0% of net sales in 1998. The decrease in 2000 primarily reflects decreased test-run production costs and supplies which were partially offset by increased labor costs. The increase in 1999 reflects increased staffing levels and increased costs for testing of products under development. Management believes that research and development expenditures as a percent of sales will be comparable in fiscal 2001 to fiscal 2000.

MEDICAL TAPE ASSET IMPAIRMENT AND EXIT PLAN
         In June of fiscal 2000, the Company adopted a plan to exit the medical tape business effective June 30, 2000. Adoption of this plan resulted in a charge for $645,000 related to the write-down of the medical tape equipment to its estimated fair market value, net of disposal costs, of $526,000. The Company also recorded a charge of $85,000 to reduce the carrying value of medical tape inventory to a net realizable value. The $85,000 charge was included in the cost of goods sold. The Company expects to sell the assets and dispose of the remaining inventory by December 31, 2000.

OTHER INCOME AND EXPENSE
         Interest expense increased to $35,405 in 2000 from $1,173 in 1999 primarily due to interest expense associated with the line of credit. There was no interest expense in 1998. Other income decreased to $27,692 in 2000 from $89,240 in 1999 and $69,874 in 1998 primarily due to decreased interest income as a result of lower cash and cash equivalent balances.

INCOME TAX BENEFIT
         The Company recorded an income tax benefit in 2000 of $38,934, no income tax expense or benefit in 1999 and an income tax benefit of $1,000 in 1998. The income tax benefit in 2000 resulted primarily from the refund of taxes previously paid by the Company's foreign sales corporation. The foreign sales corporation was dissolved during fiscal 2000. There was no income tax benefit recorded during 2000, 1999 and 1998 related to the loss before income taxes since the tax benefit may not be realizable by the Company.

OPERATIONS SUMMARY
         The net loss for 2000 resulted primarily from increased sales and marketing expenses and charges related to the plan to exit the medical tape business which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume and a shift in the sales mix toward higher-margin therapeutic consumer products. The net loss for 1999 resulted primarily from increased sales and marketing expenses related to the Company's investment in the consumer products market and increased general and administrative expenses, primarily those expenses related to the modification of the cotinine license agreement and achievement of ISO 9001 and EN 46001 certification. The net loss for 1998 resulted primarily from a decrease in the gross profit percent due to a shift in the sales mix from higher margin conductive and therapeutic consumer products to lower margin medical tape products and increased material costs and material usage.

EFFECT OF INFLATION
         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES
         Cash and cash equivalents decreased by $921,854 to $100,171 at June 30, 2000 from $1,022,025 at June 30, 1999. This decrease was primarily due to the net loss for fiscal 2000 of $2,859,276. Accounts receivable increased by $294,165 to $2,645,710 primarily due to increased sales for June 2000 as compared to June 1999. Inventories increased by $251,162 to $2,247,686 primarily due to increased raw material and finished goods inventory related to therapeutic products which was partially offset by decreased finished goods inventory of medical tape.
         Working capital totaled $1,512,561 at June 30, 2000, compared to $3,497,926 at the end of fiscal 1999. The Company's current ratio was 1.4 at June 30, 2000 compared to 2.5 at June 30, 1999.
         Capital spending for plant improvements and equipment totaled $425,856 in 2000. There were no material commitments for capital expenditures at June 30, 2000. Net property, plant and equipment decreased by $989,403 to $3,039,088 at June 30, 2000 from $4,028,491 at June 30, 1999, reflecting the write-down of the medical tape equipment to its estimated fair market value of $526,000 and the excess of depreciation expense over capital spending.
         Accounts payable increased by $265,643 to $1,910,551 at June 30, 2000 from $1,644,908 at June 30, 1999 primarily due to increased payables related to increased manufacturing production as well as an increase in the average number of days outstanding before payment.
         The Company finalized a $2,000,000 asset-based line of credit in November, 1999 and borrowings outstanding on the line were $837,542 at June 30, 2000. The Company was in default at June 30, 2000 with covenants relating to the minimum book net worth and the maximum loss before taxes as a result of the charges totaling $730,000 related to the exit of the medical tape business. These defaults were waived by the bank in an amendment to the line of credit dated September 26, 2000. Shareholders' equity decreased by $2,788,704 to $4,719,816 as of June 30, 2000 from $7,508,520 as of June 30, 1999, primarily due to the net loss incurred during 2000.
         Management believes that existing cash and cash equivalents, internally-generated cash flow, the existing secured line of credit, an expected increase in the existing line of credit due to the addition of international receivables and inventory in the asset base, and expected additional fixed asset-based financing will be sufficient to support anticipated operating and capital spending requirements during fiscal 2001. Management is also evaluating additional sources of capital that may be appropriate for funding longer-term growth and expansion of the business. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U. S. dollars with the exception of TheraPatch sales to Canadian customers, precluding the need for foreign currency hedges. These Canadian sales have not been material. Additionally, the Company invests in money market funds and short-term commercial paper, which experience minimal volatility. Thus, the exposure to market risk is not material.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LecTec Corporation and Subsidiaries Financial Statements Furnished Pursuant to the Requirements of Form 10-K.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
LecTec Corporation

         We have audited the accompanying consolidated balance sheets of LecTec Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LecTec Corporation and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

         We have also audited Schedule II of LecTec Corporation and subsidiaries for each of the three years in the period ended June 30, 2000. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

                                         /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
August 18, 2000 (except for note B, as to which the date is September 26, 2000)

                       LECTEC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,
                                                                 ----------------------------
                ASSETS                                               2000            1999
                                                                 ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                     $    100,171    $  1,022,025
   Receivables
     Trade, net of allowance of $127,100 and
        $101,800 at June 30, 2000 and 1999                          2,642,880       2,335,314
     Other                                                              2,830          16,231
   Inventories                                                      2,247,686       1,996,524
   Prepaid expenses and other                                         220,514         174,674
   Investments                                                         22,029           5,343
   Deferred income taxes                                                   --         354,000
                                                                 ------------    ------------

                Total current assets                                5,236,110       5,904,111

PROPERTY, PLANT AND EQUIPMENT -
   AT COST
     Land                                                             247,731         247,731
     Building and improvements                                      1,879,006       1,841,742
     Equipment                                                      5,080,180       7,157,016
     Furniture and fixtures                                           414,857         413,013
                                                                 ------------    ------------
                                                                    7,621,774       9,659,502
     Less accumulated depreciation                                  4,582,686       5,631,011
                                                                 ------------    ------------
                                                                    3,039,088       4,028,491

OTHER ASSETS
   Patents and trademarks, less accumulated amortization
      of $1,293,871 and $1,154,698 at June 30, 2000 and 1999          199,351         199,971
                                                                 ------------    ------------

                                                                 $  8,474,549    $ 10,132,573
                                                                 ============    ============


The accompanying notes are an integral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                                                                      June 30,
                LIABILITIES AND                            ------------------------------
                  SHAREHOLDERS' EQUITY                         2000              1999
                                                           ------------      ------------
CURRENT LIABILITIES
   Note payable to bank                                    $    837,542      $         --
   Current maturities of long-term obligations                   22,562            11,000
   Accounts payable                                           1,910,551         1,644,908
   Accrued expenses
     Payroll related                                            371,405           403,075
     Retail support programs                                    421,489           165,472
     Other                                                           --           181,730
   Customer deposits                                            160,000                --
                                                           ------------      ------------

                Total current liabilities                     3,723,549         2,406,185

LONG-TERM OBLIGATIONS, less current maturities                   31,184            20,868

DEFERRED INCOME TAXES                                                --           197,000

COMMITMENTS AND CONTINGENCIES                                        --                --

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 3,904,465 and 3,876,476 shares
      issued and outstanding at June 30, 2000 and 1999           39,045            38,765
   Additional contributed capital                            11,316,260        11,262,654
   Accumulated other comprehensive gain (loss)                    4,845           (11,841)
   Accumulated deficit                                       (6,640,334)       (3,781,058)
                                                           ------------      ------------
                                                              4,719,816         7,508,520
                                                           ------------      ------------

                                                           $  8,474,549      $ 10,132,573
                                                           ============      ============


The accompanying notes are an intregral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Years ended June 30,
                                           ------------------------------------------------
                                               2000              1999              1998
                                           ------------      ------------      ------------
Net sales                                  $ 14,596,346      $ 12,279,075      $ 12,922,365
Cost of goods sold                            9,475,129         8,185,514         9,207,333
                                           ------------      ------------      ------------

        Gross profit                          5,121,217         4,093,561         3,715,032

Operating expenses
   Sales and marketing                        3,672,908         2,187,710         1,042,788
   General and administrative                 2,598,998         2,507,432         2,110,084
   Research and development                   1,094,808         1,169,743         1,037,095
   Medical tape asset impairment                645,000                --                --
                                           ------------      ------------      ------------
                                              8,011,714         5,864,885         4,189,967
                                           ------------      ------------      ------------

        Loss from operations                 (2,890,497)       (1,771,324)         (474,935)

Other income (expenses)
   Interest expense                             (35,405)           (1,173)               --
   Other, net                                    27,692            89,240            69,874
                                           ------------      ------------      ------------

        Loss before income taxes             (2,898,210)       (1,683,257)         (405,061)

Income tax benefit                              (38,934)               --            (1,000)
                                           ------------      ------------      ------------

        Net loss                           $ (2,859,276)     $ (1,683,257)     $   (404,061)
                                           ============      ============      ============

Net loss per share - basic and diluted     $      (0.74)     $      (0.43)     $      (0.10)

Weighted average shares outstanding -
   basic and diluted                          3,885,911         3,906,694         4,005,455


The accompanying notes are an intregral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                Years ended June 30,
                                                  ------------------------------------------------
                                                      2000               1999             1998
                                                  ------------      ------------      ------------
Net loss                                          $ (2,859,276)     $ (1,683,257)     $   (404,061)

Other comprehensive income (loss)

   Unrealized gains (losses) on securities
     available-for-sale
       Unrealized holding gains (losses)
         arising during period                          16,686            (3,333)           13,949
       Reclassification adjustment for losses
         included in net loss                               --                --            10,915
                                                  ------------      ------------      ------------
                                                        16,686            (3,333)           24,864
                                                  ------------      ------------      ------------

Comprehensive loss                                $ (2,842,590)     $ (1,686,590)     $   (379,197)
                                                  ============      ============      ============

The accompanying notes are an intregral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                            Accumulated
                                                         Common stock         Additional       other                       Total
                                                  -------------------------   contributed  comprehensive  Accumulated  shareholders'
                                                     Shares        Amount       capital     gain (loss)     deficit       equity
                                                  -----------   -----------   -----------  -------------  -----------  -------------
Balance at July 1, 1997                             3,842,800   $    38,428   $10,476,428   $   (33,372)  $(1,693,740)  $ 8,787,744

   Net loss                                                --            --            --            --      (404,061)     (404,061)

   Cost of shares retired                             (10,863)         (109)      (40,627)           --            --       (40,736)

   Common shares issued upon exercise of options       11,615           116        40,329            --            --        40,445

   Unrealized gain on securities available-for-sale        --            --            --        24,864            --        24,864

   Common shares issued to acquire minority
     shares of consolidated subsidiary                221,948         2,220     1,367,191            --            --     1,369,411

   Shares repurchased                                 (29,500)         (295)     (124,268)           --            --      (124,563)

   Warrants issued for services                            --            --        50,000            --            --        50,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1998                            4,036,000        40,360    11,769,053        (8,508)   (2,097,801)    9,703,104

   Net loss                                                --            --            --            --    (1,683,257)   (1,683,257)

   Common shares issued upon exercise of options        1,000            10         2,390            --            --         2,400

   Unrealized loss on securities available-for-sale        --            --            --        (3,333)           --        (3,333)

   Common shares issued in connection with the
     employee stock purchase plan                      15,126           151        32,855            --            --        33,006

   Shares repurchased                                (175,650)       (1,756)     (541,644)           --            --      (543,400)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1999                            3,876,476        38,765    11,262,654       (11,841)   (3,781,058)    7,508,520

   Net loss                                                --            --            --            --    (2,859,276)   (2,859,276)

   Common shares issued upon exercise of options          500             5         1,295            --            --         1,300

   Unrealized gain on securities available-for-sale        --            --            --        16,686            --        16,686

   Common shares issued in connection with the
     employee stock purchase plan                      27,489           275        52,311            --            --        52,586
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2000                            3,904,465   $    39,045   $11,316,260   $     4,845   $(6,640,334)  $ 4,719,816
                                                  ===========   ===========   ===========   ===========   ===========   ===========

The accompanying notes are an intregral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years ended June 30,
                                                                        ------------------------------------------------
                                                                            2000              1999              1998
                                                                        ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                                             $ (2,859,276)     $ (1,683,257)     $   (404,061)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Medical tape asset impairment and inventory write-down                730,000                --                --
       Depreciation and amortization                                         908,024           851,087           844,594
       Warrants issued for services                                               --                --            50,000
       Loss on sales of investments                                               --                --            10,915
       Deferred income taxes                                                 157,000                --            (2,000)
         Changes in operating assets and liabilities, net of
         effect of medical tape asset charges:
              Trade and other receivables                                   (294,165)          (61,620)          (80,617)
              Refundable income taxes                                             --            52,000           341,719
              Inventories                                                   (336,162)         (278,513)          859,010
              Prepaid expenses and other                                     (45,840)          (71,611)          (18,192)
              Accounts payable                                               265,643           835,761            29,448
              Accrued expenses                                                42,917           167,154          (104,279)
              Customer deposits                                              160,000                --                --
                                                                        ------------      ------------      ------------
                Net cash provided by (used in) operating activities       (1,271,859)         (188,999)        1,526,537

Cash flows from investing activities:
   Purchase of property, plant and equipment                                (424,448)         (419,469)         (406,515)
   Investment in patents and trademarks                                     (138,553)          (79,513)          (62,999)
   Sale of investments                                                            --                --           590,873
                                                                        ------------      ------------      ------------
                Net cash provided by (used in) investing activities         (563,001)         (498,982)          121,359

Cash flows from financing activities:
   Issuance of common stock                                                   53,586            35,006            38,745
   Repurchases and retirement of common stock                                     --          (543,400)         (165,299)
   Net borrowings on note payable                                            837,542                --                --
   Proceeds from long-term obligations                                        33,649            36,849                --
   Repayment of long-term obligations                                        (11,771)           (4,981)               --
                                                                        ------------      ------------      ------------
                Net cash provided by (used in) financing activities          913,006          (476,526)         (126,554)
                                                                        ------------      ------------      ------------
                Net increase (decrease) in cash and cash
                   equivalents                                              (921,854)       (1,164,507)        1,521,342

Cash and cash equivalents at beginning of year                             1,022,025         2,186,532           665,190
                                                                        ------------      ------------      ------------
Cash and cash equivalents at end of year                                $    100,171      $  1,022,025      $  2,186,532
                                                                        ============      ============      ============

The accompanying notes are an intregral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                                                           Years ended June 30,
                                                 ----------------------------------------
                                                    2000           1999           1998
                                                 ----------     ----------     ----------
Supplemental disclosure of cash flow information:

  Cash paid during the year for interest         $   28,085     $      792     $    1,106

  Cash paid during the year for income taxes     $       --     $   22,010     $   16,732


Supplemental disclosure of non-cash investing and financing activities:

   During fiscal 1998, the Company issued 221,948 shares of common stock in exchange for the minority interest in Pharmadyne, valued at $1,369,411.

The accompanying notes are an intregral part of these statements.

                       LECTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998



NOTE A - SUMMARY OF ACCOUNTING POLICIES

   LecTec Corporation (the "Company") is primarily engaged in the research, design, manufacture and sale of diagnostic electrodes, conductive hydrogels, medical tapes and therapeutic consumer products. The Company's customers are located throughout the United States as well as Europe, Latin America, Asia, Canada and the Middle East. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Basis of Financial Statement Presentation

   The consolidated financial statements include the accounts of LecTec Corporation ("LecTec") and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. At times cash and cash equivalents may be in excess of FDIC insurance limits.

   Accounts Receivable

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluation of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management expectations.

   Investments

   The Company's investments are classified as available-for-sale and are reported at fair value. The Company utilizes the specific identification method in computing realized gains and losses.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                          June 30
                                  -------------------------
                                     2000           1999
                                  ----------     ----------

              Raw materials       $1,666,544     $1,324,973
              Work in process         23,202         69,324
              Finished goods         557,940        602,227
                                  ----------     ----------
                                  $2,247,686     $1,996,524
                                  ==========     ==========

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

   Revenue Recognition

   Revenue is recognized at the time of shipment.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   Advertising

   The Company expenses the cost of advertising as incurred, except for the costs of television commercials. These costs are expensed as the commercials are broadcast. Advertising expense totaled approximately $536,000, $271,000, and $145,000 for the years ended June 30, 2000, 1999 and 1998.

   Research and Development

   Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses.

   Net Loss Per Share

   Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

   Common stock options and warrants to purchase 1,048,205, 897,506 and 795,997 shares of common stock with a weighted average exercise price of $6.07, $7.54 and $8.09 were outstanding during the years ended June 30, 2000, 1999 and 1998, but were excluded because they were antidilutive.

   Stock Based Compensation

   The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plan. Pro-forma information related to fair value based method of accounting is disclosed in Note F.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   Fair Value of Financial Instruments

   Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

   Use of Estimates

   In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

   Certain reclassifications have been made to the 1999 and 1998 balances to conform to the presentation used in 2000.


NOTE B - NOTE PAYABLE TO BANK

   The Company entered into a secured line of credit on November 22, 1999, with a maximum borrowing of $2,000,000 as defined in the agreement. The credit agreement expires November 22, 2001 and includes interest computed at the prime rate plus 3% (effective rate of 12.5% at June 30, 2000). The agreement includes a minimum annual interest charge for each year of the agreement ($80,000 and $95,000 for each of the two years ended November 22, 2001). Borrowings outstanding on the line of credit were $837,542 at June 30, 2000. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. At June 30, 2000, the Company was in violation of certain covenants contained in the credit agreement. These covenant violations were waived by the bank on September 26, 2000 in connection with the establishment of revised financial covenants under the credit agreement. The Company expects to be in compliance with the revised covenants during fiscal 2001.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE C - LONG-TERM OBLIGATIONS

   Long-term obligations consists of capital leases, due in various monthly installments up to $1,230 including interest from 10.50% to 15.99% through May 2003, collateralized by equipment.

   Maturities of long-term obligations are as follows:

      Years ending June 30:
      ---------------------
         2001                                          $22,562
         2002                                           19,499
         2003                                           11,685
                                                       -------
                                                       $53,746
                                                       =======


NOTE D - COMMITMENTS AND CONTINGENCIES

   Leases

   The Company conducts portions of its operations in a leased facility. The lease provides for payment of a portion of taxes and other operating expenses by the Company. Total rent expense for operating leases was $260,481, $250,641 and $248,931 for the years ended June 30, 2000, 1999 and 1998.

   Future minimum lease commitments under all operating leases are as follows:

         Years ending June 30:
         ---------------------
             2001                                     $261,700
             2002                                      256,100

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE D - COMMITMENTS AND CONTINGENCIES - Continued

   Employee Benefit Plan

   The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees. The Company matches 50% of employee contributions up to 5% of a participant's compensation. The Company's contributions under this plan were $81,474, $71,006 and $54,901 for the years ended June 30, 2000, 1999 and 1998. The Company may also make a discretionary contribution. No discretionary contributions were made for each of the three years ended June 30, 2000.

   Legal Proceedings

   The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.


NOTE E - INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                          Years ended June 30,
                                ---------------------------------------
                                   2000           1999           1998
                                ---------      ---------      ---------

       Current                  $(195,934)     $      --      $   1,000
       Deferred                   157,000             --         (2,000)
                                ---------      ---------      ---------

                                $ (38,934)     $      --      $  (1,000)
                                =========      =========      =========

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE E - INCOME TAXES - Continued

   Deferred tax assets and liabilities represent the tax effects of cumulative future deductible or taxable items that have been recognized in the financial statements as follows:

                                                              June 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
    Current assets and liabilities:
      Inventories                                    $   160,600    $   199,400
      Vacation pay                                        73,500         67,100
      Write-down of long-lived medical tape assets       232,200             --
      Other                                              115,600         40,900
                                                     -----------    -----------

               Net current asset                         581,900        307,400

    Long-term assets and liabilities:
      Net operating loss carryforwards                 2,312,000      1,656,500
      Tax credit carryforwards                           253,600        253,600
      Tax depreciation in excess of book depreciation   (225,000)      (273,400)
      Charitable contribution carryforwards               19,200         18,900
      Other                                               69,800         57,500
                                                     -----------    -----------

               Net long-term asset                     2,429,600      1,713,100
                                                     -----------    -----------

               Net deferred tax asset                  3,011,500      2,020,500
               Less valuation allowance               (3,011,500)    (1,863,500)
                                                     -----------    -----------

               Net deferred tax asset                $        --    $   157,000
                                                     ===========    ===========

   At June 30, 2000, the Company has available net operating loss carryforwards of approximately $6,800,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2007. A valuation allowance has been recorded for these net operating loss carryforwards as they may not be realizable.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE E - INCOME TAXES - Continued

   Differences between income tax benefit and the statutory federal income tax rate of 34% are as follows:

                                                    2000       1999       1998
                                                   ------     ------     ------

      Federal statutory income tax rate            (34.0)%    (34.0)%    (34.0)%
      State income taxes, net of federal effect       .1         --        0.3
      Foreign sales corporation                       --         --      (11.1)
      Change in valuation allowance                 33.6       34.4       58.0
      Tax exempt investment income                    --         --       (1.7)
      Prior years' overaccruals                       --         --       (3.7)
      Other                                         (1.0)      (0.4)      (8.0)
                                                   -----      -----      -----

                                                    (1.3)%       -- %     (0.2)%
                                                   =====      =====      =====


NOTE F - EQUITY TRANSACTIONS


   Employee Stock Purchase Plan

   The Company's employee stock purchase plan, adopted November 19, 1998, allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan. The Company issued 27,489 and 15,126 shares in connection with purchases by employees for $52,586 and $33,006 for the years ended June 30, 2000 and 1999.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE F - EQUITY TRANSACTIONS - Continued

   Stock Options and Warrants

   The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 1,673,049 shares of common stock are reserved for issuance under the plans. Options under the Company's plans are granted at fair market value and expire at five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after three to four years.

   A summary of the Company's stock option transactions for the years ended June 30, 2000, 1999 and 1998 is as follows:

                                                            Weighted average
                                       Number of shares      exercise price
                                       ----------------     ----------------
     Outstanding at July 1, 1997            722,833               $8.46
       Granted                              219,000                5.31
       Exercised                            (11,615)               3.35
       Canceled                             (82,598)               6.37
                                          ---------

     Outstanding at June 30, 1998           847,620                7.86
       Granted                              304,200                2.76
       Exercised                             (1,000)               2.00
       Canceled                             (16,994)               8.74
                                          ---------

     Outstanding at June 30, 1999         1,133,826                6.48
       Granted                              115,000                3.04
       Exercised                               (500)               2.00
       Canceled                            (221,704)               8.44
                                          ---------               -----

     Outstanding at June 30, 2000         1,026,622               $5.68
                                          =========               =====

   A total of 604,971, 593,876 and 459,994 options were exercisable at June 30, 2000, 1999 and 1998, with a weighted average price of $6.54, $7.83 and $8.35.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE F - EQUITY TRANSACTIONS - Continued

   The following information applies to grants that are outstanding at June 30, 2000:

                                          Options outstanding           Options exercisable
                                      ---------------------------     -----------------------
                                          Weighted       Weighted                    Weighted
                                          average        average                     average
       Range of            Number        remaining       exercise       Number       exercise
    exercise prices     outstanding   contractual life     price      exercisable      price
    ---------------     -----------   ----------------   --------     -----------    --------
     $2.00- $2.99         341,000         3.7 years       $ 2.71        117,750       $ 2.60
     $3.00- $4.99          97,571         4.8 years         3.54         46,291         3.55
     $5.00- $7.49         273,250         5.7 years         5.66        179,312         5.76
     $7.50-$11.24         214,801         4.5 years         8.77        200,988         8.85
    $11.25-$13.50         100,000         6.1 years        11.25         60,000        11.25
                        ---------                                       -------
                        1,026,622                                       604,971
                        =========                                       =======

   The weighted average fair value of the options granted during 2000, 1999 and 1998 were $1.84, $1.47 and $2.77. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants in 2000, 1999 and 1998: zero dividend yield, expected volatility of 74%, 62% and 52%, risk-free interest rate of 6.53%, 5.77% and 5.57% and expected lives of 4.00,
   4.09 and 5.16 years.

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

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE F - EQUITY TRANSACTIONS - Continued

   The Company's net loss and net loss per share for 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below had the fair value method been used for options granted to employees and directors. These effects may not be representative of the future effects of applying this method.

                                           2000                         1999                          1998
                               --------------------------    --------------------------    --------------------------
                               As reported     Pro forma     As reported     Pro forma     As reported     Pro forma
                               -----------    -----------    -----------    -----------    -----------    -----------
     Net loss                  $(2,859,276)   $(3,447,381)   $(1,683,257)   $(2,201,974)   $  (404,061)   $  (897,365)
     Net loss per share -
       basic/diluted                 $(.74)         $(.89)         $(.43)         $(.56)         $(.10)         $(.22)


   During 1998, the Company issued a warrant to an outside consultant for the purchase of 12,953 shares of the Company's common stock at $6.25 per share, expiring November 20, 2004, in exchange for recruiting and placement services. The fair value of the warrant granted was calculated on the date of grant using the Black-Scholes option-pricing model.

   Stock Repurchase Program

   In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the year ended June 30, 1999, the Company repurchased 175,650 shares for $543,400. There were no shares repurchased during the year ended June 30, 2000.

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE G - MEDICAL TAPE ASSET IMPAIRMENT AND EXIT PLAN

   The Company announced that it was exiting the medical tape business effective June 30, 2000 and recorded a charge of $730,000. The Company analyzed all long-lived medical tape assets in connection with this exit and recorded a reduction of $645,000 to their estimated fair market value of $526,000. The Company also recorded a charge of $85,000 to reduce the current carrying value of medical tape inventory to a net realizable value which has been included with costs of goods sold. The Company expects to sell the assets by December 31, 2000.


NOTE H - PHARMADYNE CORPORATION AND RESTRUCTURING

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

     Years ended June 30,                2000           1999           1998
                                     -----------    -----------    -----------

     Conductive products             $ 7,450,755    $ 7,758,286    $ 7,906,676
     Medical tape products             1,927,392      2,716,540      4,157,199
     Therapeutic consumer products     5,218,199      1,804,249        858,490
                                     -----------    -----------    -----------

                                     $14,596,346    $12,279,075    $12,922,365
                                     ===========    ===========    ===========

                       LECTEC CORPORATION AND SUBSIDIARIES

                          JUNE 30, 2000, 1999 AND 1998



NOTE I - SEGMENT INFORMATION - Continued

   Export sales accounted for approximately 13%, 13% and 26% of total net sales during the years ended June 30, 2000, 1999, and 1998. Export sales are attributed to geographic region based upon the location of the customer. Export sales by geographic area were as follows:

     Years ended June 30,       2000             1999             1998
                             ----------       ----------       ----------

     Europe                  $1,006,412       $1,216,199       $1,705,996
     Latin America              547,904          371,654          371,854
     Asia                        46,279           31,935           62,027
     Canada                     298,884            7,011          199,082
     Middle East                 10,272              -            912,240
     Other                       25,962           28,333           71,949
                             ----------       ----------       ----------

                             $1,935,713       $1,655,132       $3,323,148
                             ==========       ==========       ==========


NOTE J - MAJOR CUSTOMER

   One customer accounted for 17%, 22% and 18% of total sales for each of the three years ended June 30, 2000. The accounts receivable from this customer represented 18% and 26% of trade receivables at June 30, 2000 and 1999. Management believes that the loss of this customer could have a material adverse effect on the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.



                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 2000, and is incorporated herein by reference. The information required under this item with respect to executive officers is included under the heading "Executive Officers of the Registrant" of Item 1 of this Form 10-K.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 2000, and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 2000, and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K


(a)      Financial Statements, Schedules and Exhibits

         1.       Financial Statements

                  The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Form 10-K in
                  Part II, Item 8:

                  (i)      Report of Independent Certified Public Accountants
                  (ii)     Consolidated Balance Sheets at June 30, 2000 and 1999
                  (iii) Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998
                  (iv)     Consolidated Statements of Comprehensive Loss for the
                           years ended June 30, 2000, 1999 and 1998
                  (v)      Consolidated Statements of Shareholders' Equity for
                           the years ended June 30, 2000, 1999 and 1998
                  (vi)     Consolidated Statements of Cash Flows for the years
                           ended June 30, 2000, 1999 and 1998
                  (vii)    Notes to the Consolidated Financial Statements

         2.       Financial Statement Schedules

                  (i)      Schedule II - Valuation and Qualifying
                           Accounts, for each of the three years in the
                           period ended June 30, 2000                    Page 38

                  (ii) Other Schedules - All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         3.       Exhibits

                                                                       Method of
                                                                        Filing
                                                                      ----------
                  3.01     Articles of Incorporation of Registrant,
                           as amended                                        (1)

                  3.02     By-laws of Registrant                             (1)

                  10.01    Service Agreement dated July 1, 1986, between
                           LecTec International, Inc., a U.S. Virgin
                           Islands corporation, and LecTec Corporation,
                           relating to the sale, lease or rental of
                           certain property outside the United States.       (1)

                  10.02    Distribution and Commission Agreement dated
                           July 1, 1986, between LecTec International,
                           Inc., a U.S. Virgin Islands corporation, and
                           LecTec Corporation, relating to the sale,
                           lease or rental of certain property outside
                           the United States.                                (1)

                  10.03    Certificate of Secretary pertaining to
                           Resolution of Board of Directors of LecTec
                           Corporation, dated October 30, 1986,
                           implementing a Profit Sharing Bonus Plan.         (1)

                **10.04    LecTec Corporation 1989 Stock Option Plan         (2)

                **10.05    LecTec Corporation 1991 Directors' Stock
                           Option Plan                                       (2)

                  10.06    Building lease dated May 24, 1991 between
                           LecTec Corporation and Sierra Development
                           Co. for the lease of the manufacturing and
                           warehouse facility located in Edina, Minnesota    (2)

                  10.07    First amendment dated May 5, 1997 between
                           LecTec Corporation and Rushmore Plaza
                           Partners Limited Partnership for the
                           extension of the previous lease of the
                           manufacturing and warehouse facility located
                           in Edina, Minnesota                               (2)

                  10.08    Articles of Merger of Pharmadyne Corporation
                           into LecTec Corporation dated December 31,
                           1997, whereby Pharmadyne, a wholly-owned
                           subsidiary, is merged into LecTec Corporation     (3)

                **10.09    Change In Control Termination Pay Plan
                           adopted May 27, 1998, for the benefit of
                           certain employees of LecTec Corporation in
                           the event of a Change in Control                  (3)

                **10.10    LecTec Corporation Employee Stock Purchase
                           Plan                                              (4)

                **10.11    LecTec Corporation 1998 Stock Option Plan         (5)

                  10.12    LecTec Corporation 1998 Directors' Stock
                           Option Plan                                       (5)

                  10.13    Letter of Intent dated April 19, 1999 between
                           LecTec Corporation and Johnson & Johnson
                           Consumer Companies, Inc., whereby the parties
                           agree to certain milestones leading to the
                           development of a skin care product                (6)

                  10.14    Credit and Security Agreement by and between
                           LecTec Corporation and Wells Fargo business
                           Credit, Inc. dated November 22, 1999 and
                           First Amendment To Credit and Security
                           Agreement and Waiver of Defaults dated
                           February 9, 2000, whereby the parties agree
                           to the terms and amended terms regarding a
                           line of credit                                    (7)

                 *10.15    Supply Agreement dated as of May 15, 2000
                           by and between LecTec Corporation and
                           Novartis Consumer Health, Inc., whereby the
                           parties agree to terms for the sale of
                           product from LecTec Corporation to Novartis
                           Consumer Health, Inc.                             (8)

                  21.01    Subsidiaries of the Company                       (8)

                  23.01    Consent of Grant Thornton LLP                     (8)

                  27.01    Financial Data Schedule                           (8)

---------------------------------------------------

         * Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission together with a confidential treatment request.

         ** Management contract or compensatory plan or arrangment required to be filed as an exhibit to this Form 10-K.


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

         (4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72571) filed on February 18, 1999.

         (5) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

         (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

         (8)      Filed herewith.


(b)      1. Reports on Form 8-K.

         None.

                       LecTec Corporation and Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts
                         Three Years Ended June 30, 2000


                                            Balance at    Charged to     Charge to                   Balance
                                           Beginning of    costs and       other      Deductions     at end
Description                                   Period       expenses      accounts         (a)       of period
-------------------------------            ------------   ----------     ---------    ----------    ---------
Allowance for doubtful accounts

   Year ended June 30, 1998                    48,529        48,000           --         5,711        90,818

   Year ended June 30, 1999                    90,818        48,000           --        37,067       101,751

   Year ended June 30, 2000                   101,751        48,000           --        22,626       127,125


Allowance for sales returns and credits

   Year ended June 30, 1998                    17,598        71,070           --            --        88,668

   Year ended June 30, 1999                    88,668        61,876           --        93,787        56,757

   Year ended June 30, 2000                    56,757       345,855           --       160,206       242,406


Allowance for inventory obsolescence

   Year ended June 30, 1998                   143,438       300,000           --       233,216       210,222

   Year ended June 30, 1999                   210,222       243,198           --       168,811       284,609

   Year ended June 30, 2000                   284,609       267,911           --       406,545       145,975

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2000.

                          LECTEC CORPORATION

                                 /s/Rodney A. Young
                                 -----------------------
                                 Rodney A. Young
                                 Chairman, Chief Executive Officer and President (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Rodney A. Young                                            September 27, 2000
----------------------------------------------------          ------------------
Rodney A. Young
Chairman, Chief Executive Officer and President
(Principal Executive Officer)


/s/Douglas J. Nesbit                                          September 27, 2000
----------------------------------------------------          ------------------
Douglas J. Nesbit
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)


/s/Lee M. Berlin                                              September 27, 2000
----------------------------------------------------          ------------------
Lee M. Berlin
Director


/s/Bert J. McKasy                                             September 27, 2000
----------------------------------------------------          ------------------
Bert J. McKasy
Director


/s/Marilyn K. Speedie                                         September 27, 2000
----------------------------------------------------          ------------------
Marilyn K. Speedie


/s/Donald C. Wegmiller                                        September 27, 2000
----------------------------------------------------          ------------------
Donald C. Wegmiller
Director

                                  EXHIBIT INDEX

Exhibits
--------

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

**10.04     LecTec Corporation 1989 Stock Option Plan (Note 2).

**10.05     LecTec Corporation 1991 Directors' Stock Option Plan (Note 2).

  10.06 Building lease dated May 24, 1991 between LecTec Corporation and Sierra Development Co. for the lease of the manufacturing and warehouse facility located in Edina, Minnesota (Note 2).

  10.07 First amendment dated May 5, 1997 between LecTec Corporation and Rushmore Plaza Partners Limited Partnership for the extension of the previous lease of the manufacturing and warehouse facility located in Edina, Minnesota (Note 2).

  10.08 Articles of Merger of Pharmadyne Corporation into LecTec Corporation dated December 31, 1997, whereby Pharmadyne, a wholly-owned subsidiary, is merged into LecTec Corporation (Note 3).

**10.09 Change In Control Termination Pay Plan adopted May 27, 1998, for the benefit of certain employees of LecTec Corporation in the event of a Change in Control (Note 3).

**10.10     LecTec Corporation Employee Stock Purchase Plan (Note 4).

**10.11     LecTec Corporation 1998 Stock Option Plan (Note 5).

**10.12     LecTec Corporation 1998 Directors' Stock Option Plan (Note 5).

  10.13 Letter of Intent dated April 19, 1999 between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc., whereby the parties agree to certain milestones leading to the development of a skin care product (Note 6).

  10.14 Credit and Security Agreement by and between LecTec Corporation and Wells Fargo business Credit, Inc. dated November 22, 1999 and First Amendment To Credit and Security Agreement and Waiver of Defaults dated February 9, 2000, whereby the parties agree to the terms and amended terms regarding a line of credit (Note 7).

 *10.15 Supply Agreement dated as of May 15, 2000 by and between LecTec Corporation and Novartis Consumer Health, Inc., whereby the parties agree to terms for the sale of product from LecTec Corporation to
            Novartis Consumer Health, Inc......................................

  21.01     Subsidiaries of the Company........................................

  23.01     Consent of Grant Thornton LLP......................................

  27.01     Financial Data Schedule............................................



         NOTES:

* Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission together with a confidential treatment request.

** Management contract or compensatory plan or arrangment required to be filed as an exhibit to this Form 10-K.

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

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72571) filed on February 18, 1999.

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.