Form 10-K/A
period 2000-06-30
LECTEC CORP /MN/
filed 2000-10-06
CIK 805928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                  FORM 10-K/A-1

                                  -------------

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

                                  -------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per
                                                             share.

                                  -------------

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

                          ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held November 16, 2000.

         On September 28, 2000, LecTec Corporation (the "Company") filed its Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (the "Form 10-K"). The sole purpose of this Amendment 10-K/A-1 is to file an additional
Exhibit 10.16.

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

         3.       Exhibits

                                                                      Method of
                                                                        Filing
                                                                      ---------

                   3.01    Articles of Incorporation of Registrant, as
                           amended                                          (1)

                   3.02    By-laws of Registrant                            (1)

                  10.01    Service Agreement dated July 1, 1986,
                           between LecTec International, Inc., a U.S.
                           Virgin Islands corporation, and LecTec
                           Corporation, relating to the sale, lease or
                           rental of certain property outside the
                           United States                                    (1)

                  10.02    Distribution and Commission Agreement dated
                           July 1, 1986, between LecTec International,
                           Inc., a U.S. Virgin Islands corporation,
                           and LecTec Corporation, relating to the
                           sale, lease or rental of certain property
                           outside the United States                        (1)

                  10.03    Certificate of Secretary pertaining to
                           Resolution of Board of Directors of LecTec
                           Corporation, dated October 30, 1986,
                           implementing a Profit Sharing Bonus Plan         (1)

                **10.04    LecTec Corporation 1989 Stock Option Plan        (2)

                **10.05    LecTec Corporation 1991 Directors' Stock
                           Option Plan                                      (2)

                  10.06    Building lease dated May 24, 1991 between
                           LecTec Corporation and Sierra Development
                           Co. for the lease of the manufacturing and
                           warehouse facility located in Edina,
                           Minnesota                                        (2)

                  10.07    First amendment dated May 5, 1997 between
                           LecTec Corporation and Rushmore Plaza
                           Partners Limited Partnership for the
                           extension of the previous lease of the
                           manufacturing and warehouse facility
                           located in Edina, Minnesota                      (2)

                  10.08    Articles of Merger of Pharmadyne
                           Corporation into LecTec Corporation dated
                           December 31, 1997, whereby Pharmadyne, a
                           wholly-owned subsidiary, is merged into
                           LecTec Corporation                               (3)

                **10.09    Change In Control Termination Pay Plan
                           adopted May 27, 1998, for the benefit of
                           certain employees of LecTec Corporation in
                           the event of a Change in Control                 (3)

                **10.10    LecTec Corporation Employee Stock Purchase
                           Plan                                             (4)

                **10.11    LecTec Corporation 1998 Stock Option Plan        (5)

                  10.12    LecTec Corporation 1998 Directors' Stock
                           Option Plan                                      (5)

                  10.13    Letter of Intent dated April 19, 1999
                           between LecTec Corporation and Johnson &
                           Johnson Consumer Companies, Inc., whereby
                           the parties agree to certain milestones
                           leading to the development of a skin care
                           product                                          (6)

                  10.14    Credit and Security Agreement by and
                           between LecTec Corporation and Wells Fargo
                           business Credit, Inc. dated November 22,
                           1999 and First Amendment To Credit and
                           Security Agreement and Waiver of Defaults
                           dated February 9, 2000, whereby the parties
                           agree to the terms and amended terms
                           regarding a line of credit                       (7)

                 *10.15    Supply Agreement dated as of May 15, 2000
                           by and between LecTec Corporation and
                           Novartis Consumer Health, Inc., whereby the
                           parties agree to terms for the sale of
                           product from LecTec Corporation to Novartis
                           Consumer Health, Inc.                            (8)

                 *10.16    Supply Agreement dated as of March 21, 2000
                           by and between LecTec Corporation and
                           Johnson & Johnson Consumer Companies, Inc.
                           and Neutrogena Corporation, whereby the
                           parties agree to terms for the sale of
                           product from LecTec Corporation to Johnson
                           & Johnson Consumer Companies, Inc. and
                           Neutrogena Corporation                           (9)

                  21.01    Subsidiaries of the Company                      (8)

                  23.01    Consent of Grant Thornton LLP                    (8)

                  27.01    Financial Data Schedule                          (8)

-------------------------------------------------------

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

         (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K previously filed for the year ended June 30, 2000.

         (9)      Filed herewith.


(b)      1.  Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of October, 2000.


                                 LECTEC CORPORATION



                                 /s/ Rodney A. Young
                                 --------------------------------------------
                                 Rodney A. Young
                                 Chairman, Chief Executive Officer and President (Principal Executive Officer)

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

  10.08 Articles of Merger of Pharmadyne Corporation into LecTec Corporation dated December 31, 1997 , whereby Pharmadyne, a wholly-owned subsidiary, is merged into LecTec Corporation (Note 3).

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

 *10.15 Supply Agreement dated as of May 15, 2000 by and between LecTec Corporation and Novartis Consumer Health, Inc., whereby the parties agree to terms for the sale of product from LecTec Corporation to Novartis Consumer Health, Inc (Note 8).

 *10.16 Supply Agreement dated as of March 21, 2000 by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. and Neutrogena Corporation, whereby the parties agree to terms for the sale of product from LecTec Corporation to Johnson & Johnson
            Consumer Companies, Inc. and Neutrogena Corporation . . . . . . .

  21.01     Subsidiaries of the Company (Note 8).

  23.01     Consent of Grant Thornton LLP (Note 8).

  27.01     Financial Data Schedule (Note 8).



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

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K previously filed for the year ended June 30, 2000.