Form 10-K/A
period 2000-06-30
LECTEC CORP /MN/
filed 2000-10-27
CIK 805928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                  FORM 10-K/A-2
                                 ---------------

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

                                 ---------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per
                                                            share.
                                 ---------------

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

         The number of shares outstanding of the Registrant's Common Stock as of October 19, 2000 was 3,904,465 shares.

                          ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         On September 28, 2000, LecTec Corporation filed its Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 (the "Form 10-K"). On October 6, 2000, LecTec filed the first amendment to the Form 10-K for the sole purpose of filing an additional exhibit. The purpose of this second amendment to the Form 10-K is to provide the information required by the Items comprising Part III, since LecTec's definitive proxy statement will be filed more than 120 days after the end of the fiscal year covered by the Form 10-K.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to executive officers has been previously included under the heading "Executive Officers of the Registrant" in Item 1 of the Form 10-K.

INFORMATION CONCERNING DIRECTORS

         Lee M. Berlin, 79 years old, has been a Director since 1981 and served as Chairman of the Board from 1983 through May 1993. He served as LecTec's Chief Executive Officer from 1983 through January 1989. Prior to joining LecTec, Mr. Berlin served in a variety of foreign and domestic marketing, product development and general management positions with Minnesota Mining & Manufacturing Company ("3M"). Currently, Mr. Berlin manages personal business interests.

         Alan C. Hymes, M.D., 68 years old, is a founder of LecTec, has been a Director since 1977 and acts as LecTec's medical consultant. He has been engaged in the private practice of surgery since 1968. He is a diplomat of the American Board of Surgery and the American Board of Thoracic and Cardiovascular Surgery.

          Bert J. McKasy, 58 years old, has been a Director since 1997 and has been a partner with the law firm Lindquist & Vennum PLLP since 1994. He is also the current Comissioner of the Metropolitan Airports Commission and has owned McKasy Travel Service, Inc. since 1983. Prior to joining Lindquist & Vennum, Mr. McKasy was an attorney with Maun & Simon, Vice President of First Trust Company, Trust and Investment Asministration (now U.S. Bank Trust) and Executive Vice President of Fritz Company.

         Marilyn K. Speedie, Ph.D., 52 years old, has been a Director since 1997 and is the Dean of the College of Pharmacy and a professor at the University of Minnesota. Prior to her association with the University of Minnesota in 1996, Dr. Speedie held several professorship and departmental chairperson positions at the University of Maryland (1989-1995), the most recent being in the Department of Pharmaceutical Sciences. She has been the recipient of numerous honors, the most recent in October of 1996 which was as an inductee as Fellow of the American Association of Pharmaceutical Scientists, and has also co-authored a book published in 1996 entitled PHARMACOGNOSY AND PHARMACOBIOTECHNOLOGY.

         Donald C. Wegmiller, 62 years old, has served as a Director since 1997. Since April 1993, Mr. Wegmiller has served as President and Chief Executive Officer of HealthCare

Compensation Strategies, a consulting firm specializing in compensation and benefits for health care executives and physicians. From May 1987 until April 1993, Mr. Wegmiller was President and CEO of Health One Corporation, Minneapolis, Minnesota. He currently serves as a Director of ALLETE (formerly known as Minnesota Power), Possis Medical, Inc. and JLJ Medical Devices International, LLC. From 1986 to 1988, Mr. Wegmiller served as Chairman of the Board of American Hospital Association. From 1972 to 1976 and 1981 to 1988, Mr. Wegmiller served as a White House staff assistant to Presidents Nixon, Ford and Reagan.

         Rodney A. Young, 45 years old, was appointed a Director, Chief Executive Officer and President of LecTec in August 1996. In November 1996 he was appointed as Chairman of the Board. Prior to assuming the leadership role with LecTec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. Mr. Young also serves as a Director of Possis Medical, Inc., and Delta Dental Plan of Minnesota, as well as the University of Minnesota Science Undergraduate Advisory Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires LecTec's executive officers and directors and persons who beneficially own more than 10% of LecTec's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish LecTec with copies of all Section 16(a) reports they file.

         Based solely on a review of the copies of such reports furnished to LecTec and written representations from the executive officers and directors, LecTec believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners have been met, except that a May 22, 2000 purchase of LecTec common stock by Alan Hymes was not reported on a timely filed May 2000 Form 4 on which several other purchases were recorded. An amended Form 4 for Mr. Hymes was filed on July 7, 2000 which correctly reported the transaction.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows the cash and non-cash compensation for the fiscal years ended June 30, 2000, 1999 and 1998, awarded to or earned by Rodney
A. Young, the Chairman of the Board and LecTec's President and Chief Executive Officer, and the other executive officers of LecTec.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                                             Compensation
                                                    Annual Compensation         Awards
                                                    -------------------         ------
                                     Fiscal Year                              Securities
                                        Ended                                 Underlying       All Other
Name and Position                     June 30,     Salary         Bonus        Options      Compensation (1)
-----------------                     --------     ------         -----       ----------    ----------------
Rodney A. Young                         2000      $200,000      $     --            --         $  4,039
   Chairman, President and              1999       200,000            --        95,000            2,358
   Chief Executive Officer              1998       178,000            --        55,000            2,450

Timothy R. J. Quinn (2)                 2000       118,800        35,640(3)         --            2,009
   Vice President and General           1999        99,000            --        58,000            2,365
   Manager, Consumer Products           1998        13,300            --            --               --

Deborah L. Moore (4)                    2000       117,300            --            --            1,779
   Chief Financial Officer,             1999       117,300            --        36,000            1,573
   Secretary and Treasurer              1998       108,885            --        20,000            1,447

Jane M. Nichols                         2000       117,300            --            --            1,218
   Vice President, Marketing and        1999       117,300            --        22,500            1,173
   New Business Development             1998       108,885            --        20,000              579

Daniel M. McWhorter                     2000       117,300            --            --            3,045
   Vice President, Research and         1999       111,200            --        27,700            2,577
   Development                          1998        96,075            --        20,000            1,277

John D. LeGray                          2000       104,420            --            --            2,711
   Vice President, Quality Assurance    1999        98,400            --        22,500            2,460
   and Regulatory Affairs               1998        68,100            --        17,500            1,135

Timothy P. Fitzgerald (5)               2000        40,192            --        25,000               --
   Vice President, Operations           1999            --            --            --               --
                                        1998            --            --            --               --

------------------------
(1)      Reflects matching contributions under LecTec's 401(k) and Profit
         Sharing Plan.
(2) Mr. Quinn joined LecTec on May 11, 1998 and was appointed Vice President and General Manager, Consumer Products on January 24, 2000.
(3) Mr. Quinn received a bonus made outside the annual incentive program based on the achievement of certain sales goals.
(4)      Ms. Moore resigned her position with LecTec effective August 4, 2000.
(5) Mr. Fitzgerald joined LecTec and was appointed Vice President, Operations on February 21, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the grant of stock options under LecTec's 1998 Stock Option Plan during the fiscal year ended
June 30, 2000 to each of the executive officers named in the Summary Compensation Table above:

                                            INDIVIDUAL GRANTS (1)                        POTENTIAL
                             --------------------------------------------------         REALIZABLE
                                             PERCENT                                      VALUE AT
                                             OF TOTAL                                     ASSUMED
                                             OPTIONS                                  ANNUAL RATES OF
                              NUMBER OF      GRANTED                                     STOCK PRICE
                             SECURITIES        TO        EXERCISE                       APPRECIATION
                             UNDERLYING     EMPLOYEES     PRICE                      FOR OPTION TERM (3)
                              OPTIONS       IN FISCAL      PER       EXPIRATION     ---------------------
         NAME                 GRANTED       YEAR (2)      SHARE         DATE            5%         10%
------------------------      -------       --------      -----      ----------     ---------   ---------
Rodney A. Young                  0            0.0%           --           --               --          --

Timothy R. J. Quinn              0            0.0%           --           --               --          --

Deborah L. Moore                 0            0.0%           --           --               --          --

Jane M. Nichols                  0            0.0%           --           --               --          --

Daniel M. McWhorter              0            0.0%           --           --               --          --

John D. LeGray                   0            0.0%           --           --               --          --

Timothy P. Fitzgerald         25,000         21.7%        $3.25       May 2, 2005     $23,453     $50,872

-------------------------

(1) Each option represents the right to purchase one share of LecTec common stock. The options shown in this column are all incentive stock options granted pursuant to LecTec's 1998 Stock Option Plan. The options vest in annual installments over a period of three years beginning one year after the date of grant. Each option grant allows the individual to acquire shares of the LecTec's common stock at a fixed price per share. The term of each option is five years.

(2) In the fiscal year ended June 30, 2000, LecTec granted employees options to purchase an aggregate of 115,000 shares of common stock.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent LecTec's estimate or projection of LecTec's future common stock prices. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2000 and unexercised options held as of June 30, 2000 by each of the executive officers named in the Summary Compensation Table above.

                                                      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                           SHARES                   OPTIONS AT JUNE 30, 2000      AS OF JUNE 30, 2000 (1)
                          ACQUIRED      VALUE     ---------------------------   ---------------------------
           NAME          ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----          -----------   --------   -----------   -------------   -----------   -------------
Rodney A. Young               0         $    0       148,750       151,250        $    0         $    0
Timothy R. J. Quinn           0              0        14,500        43,500             0              0
Deborah L. Moore              0              0        49,000        47,000             0              0
Jane M. Nichols               0              0        45,625        36,875             0              0
Daniel M. McWhorter           0              0        39,425        38,275             0              0
John D. LeGray                0              0        14,375        25,625             0              0
Timothy P. Fitzgerald         0              0             0        25,000             0              0

-------------------------
 (1) "Value" has been determined based on the difference between the last sale price of LecTec's common stock as reported by the Nasdaq National Market System on June 30, 2000 ($2.25) and the per share option exercise price, multiplied by the number of shares subject to the in-the-money options.

DIRECTOR COMPENSATION

         Directors who are not employees of LecTec are paid for their services at the rate of $1,000 per quarter plus reasonable meeting expenses. The quarterly payments were suspended for the fourth quarter of the 2000 fiscal year. During the 2000 fiscal year, each of the outside directors received a five-year option under the LecTec 1998 Director's Stock Option Plan to purchase 5,000 shares of LecTec's common stock at a price of $2.875 which was the fair market value of the common stock at the date of grant.

CHANGE IN CONTROL PLANS

         LecTec's Change in Control Termination Pay Plan provides for termination payments to executive officers if they are terminated within twelve months of a change in control. The plan provides for termination payments to the Chief Executive Officer equal to twenty times the monthly base salary and termination payments for all other executives equal to twelve times the monthly base salary.

         In July 1999, LecTec adopted the Improved Shareholder Value Cash Bonus Plan which provides cash bonus payments to executive officers if LecTec is acquired by or merged with another company, and the valuation of LecTec for purposes of the acquisition or merger equals or exceeds the minimum level defined by the plan. Cash bonus payments to executives increase as the total valuation of LecTec for purposes of the sale or merger increases, thus aligning the interests of the executives with the interests of the shareholders and providing an incentive to the executives to maximize shareholder value.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
                                   DECISIONS

         The Compensation Committee consists of three non-employee directors, Lee M. Berlin, Alan C. Hymes, M.D. and Donald C. Wegmiller. All three directors served on the Committee for the entire fiscal year ended June 30, 2000.

         Mr. Berlin was formerly an officer of LecTec, having served as both Chairman of the Board and Chief Executive Officer of LecTec. There were no other Compensation Committee "interlocks" within the meaning of the SEC rules.


                REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE
                                  COMPENSATION

         The Compensation Committee of the Board of Directors is responsible for establishing compensation policy and administering the compensation programs for LecTec's executive officers. The Committee is comprised of independent outside directors. The Committee meets as necessary to review executive compensation policies, the design of compensation programs and individual salaries and awards for the executive officers. The purpose of this report is to inform shareholders of LecTec's compensation policies for executive officers and the rationale for the compensation paid to executive officers.

COMPENSATION PHILOSOPHY

         LecTec's compensation program is designed to motivate and reward executives responsible for attaining the financial and strategic objectives essential to LecTec's long-term success and growth in shareholder value. The compensation program has been designed to provide a competitive level of total compensation and offers incentive and equity ownership opportunities directly linked to LecTec's performance and shareholder return. The Committee believes it is in the best interests of the shareholders to reward executives when LecTec's performance objectives are achieved and to provide significantly less compensation when these objectives are not met. Therefore, a significant portion of executive compensation is comprised of "at risk" performance and stock-based incentives.

         Key objectives of the compensation program are to:

            * Provide a strong, direct link between LecTec's financial and strategic goals and executive compensation;

            * Motivate executives to achieve corporate operating goals through an emphasis on performance-based compensation;

            * Align the interests of executives with those of LecTec's shareholders by providing a significant portion of total compensation that is LecTec stock-based; and

            * Provide competitive total compensation in order to attract and retain high caliber key executives critical to the long-term success of LecTec.

EXECUTIVE OFFICER COMPENSATION PROGRAM

         The key components of LecTec's executive officer compensation program are base salary, annual incentives and long-term incentives. These elements are described below. During fiscal year 2000, specific and objective criteria were utilized to determine each element of an executive's compensation package.

         BASE SALARY. The Committee annually reviews the base salaries of executive officers. In determining appropriate salary levels, the Committee considers individual performance, level of responsibility, scope and complexity of the position and salary levels for comparable positions at industry peer group companies.

         During the fiscal year ended June 30, 2000 the current executive officers of LecTec did not receive salary increases, with the exception of Timothy R.J. Quinn.

         ANNUAL INCENTIVE AWARDS. The purpose of LecTec's annual incentive program is to provide a direct financial incentive in the form of an annual cash bonus to executive officers and key managers who achieve corporate operating goals established under LecTec's annual operating plan.

         Executive officers are eligible for cash bonuses ranging from 30% to 60% of base salary. The size of the bonus is dependent upon the executive officer's position and the achievement of targeted post-bonus, pre-tax earnings, as well as the achievement of individual and team goals.

         For the fiscal year 2000, the minimum earnings performance goals under the annual incentive program were not achieved and no cash bonus payments were made under the annual incentive program. One executive officer, Mr. Quinn, received a bonus made outside the annual incentive program based on the achievement of certain sales goals.

         LONG-TERM INCENTIVE PLANS. Long-term incentives are provided to executive officers through LecTec's stock option program.

         LecTec's stock option program provides compensation that directly links the interests of management and shareholders, and aids in retaining key executive officers. Executive officers are eligible for annual grants of stock options. Guideline levels of options are prepared based on a review of competitive data from industry peer group companies. Individual awards are based on the individual's responsibilities and performance, ability to impact financial performance and future potential. All individual stock option grants are reviewed and approved by the Committee. Executive officers receive gains from stock options only to the extent that the fair market value of the stock has increased since the date of option grant.

         CHIEF EXECUTIVE OFFICER COMPENSATION. The base salary for Mr. Young was $200,000 during fiscal 2000, the same base salary as during fiscal 1999. The base salary of the Chief Executive Officer is established by the Compensation Committee in generally the same way as the base salary is determined for other executive officers.

         A bonus payment under the annual incentive program described above was not made during fiscal 2000 due to LecTec not achieving the minimum performance goals established by the Committee. In fiscal 2000, Mr. Young did not receive any stock options to purchase LecTec's Common Stock.

         CONCLUSION. The executive officer compensation program administered by the Committee provides incentives to attain strong financial performance and aligns the interests of executive officers with shareholder interests. The Committee believes that LecTec's compensation program focuses the efforts of LecTec's executive officers on the achievement of growth, profitability and the enhancement of shareholder value for the benefit of all of LecTec's shareholders.


                                       COMPENSATION COMMITTEE

                                       Donald C. Wegmiller, Chairman
                                       Lee M. Berlin
                                       Alan C. Hymes, M.D.

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

         The graph and table below compare the cumulative total shareholder return on LecTec's common stock for the last five fiscal years with the cumulative total return on the Russell 2000 Index and the S & P Medical Products & Supplies Index over the same period. The graph and table assume the investment of $100 in each of LecTec's Common Stock, the Russell 2000 Index and the S & P Medical Products & Supplies Index on June 30, 1995 and that all dividends (cash and stock) were reinvested.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

                              [PLOT POINTS CHART]

                            6/30/95  6/30/96  6/30/97  6/30/98  6/30/99  6/30/00
                            -------  -------  -------  -------  -------  -------
LECTEC CORPORATION .......    100      107       54       29       34       19
Russell 2000 .............    100      121      155      186      176      171
S & P Med. P&S ...........    100      131      174      233      277      301


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of October 25, 2000, by each person, or group of affiliated persons, who is known by us to own beneficially more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table above and all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of October 25, 2000 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. The column entitled "Number of Shares Beneficially Owned" includes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days of October 25, 2000. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of October 25, 2000 are listed separately under the column entitled "Number of Shares Underlying Options Beneficially Owned."

         Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 3,904,465 shares of common stock outstanding on October 25, 2000.

                                                      NUMBER OF
                                                       SHARES
                                       NUMBER OF      UNDERLYING
                                        SHARES         OPTIONS        PERCENT OF
                                     BENEFICIALLY    BENEFICIALLY       SHARES
NAME                                    OWNED           OWNED        OUTSTANDING
----                                    -----           -----        -----------
Lee M. Berlin (1)                      567,029          24,125          14.4%
Alan C. Hymes, M.D.                    427,742          32,669          10.9
Rodney A. Young                        195,750         181,250           4.8
Deborah L. Moore                        59,541          49,000           1.5
Daniel M. McWhorter                     56,550          40,725           1.4
Jane M. Nichols                         49,538          45,625           1.3
John D. LeGray                          23,035          14,375             *
Timothy R. J. Quinn                     23,000          20,000             *
Bert J. McKasy                          17,778          13,000             *
Donald C. Wegmiller                     17,000          16,000             *
Marilyn K. Speedie, Ph.D.               13,000          11,500             *
Timothy P. Fitzgerald                        0               0             *
All directors and executive
officers as a group (12 persons)     1,449,963         448,269          33.3

-----------------------------

*Less than 1%

(1) Includes 75,605 shares owned by Mr. Berlin's wife and 137,145 shares owned by Mr. Berlin's son. Mr. Berlin disclaims beneficial ownership of these shares.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of October, 2000.


                                       LECTEC CORPORATION



                                       /s/ Rodney A. Young
                                       -----------------------------------------
                                       Rodney A. Young
                                       Chairman, Chief Executive Officer and
                                       President
                                       (Principal Executive Officer)