Form 10-Q
period 2000-09-30
LECTEC CORP /MN/
filed 2000-11-14
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number:  0-16159

                               LECTEC CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)


           Minnesota                                      41-1301878
--------------------------------                       -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 10701 Red Circle Drive, Minnetonka, Minnesota                          55343
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

Yes  [X]       No  [ ]

The number of shares outstanding of the registrant's common stock as of November 13, 2000 was 3,904,465 shares.

                               LECTEC CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes to Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   I-1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .   I-7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk . . . .   I-9


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  II-1

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .  II-1

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

         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .  II-3

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,     June 30,
                                                                               2000            2000
                                                                           ------------    ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                              $     70,395    $    100,171
    Receivables
       Trade, net of allowances of $136,991 and $127,125 at
         September 30, 2000 and June 30, 2000                                 2,221,181       2,642,880
       Other                                                                     14,001           2,830
                                                                           ------------    ------------

                                                                              2,235,182       2,645,710
    Inventories
       Raw materials                                                          1,816,920       1,649,544
       Work-in-process                                                           22,980          23,201
       Finished goods                                                           564,777         574,941
                                                                           ------------    ------------

                                                                              2,404,677       2,247,686

    Prepaid expenses and other                                                  276,600         220,514

    Investments                                                                  22,029          22,029
                                                                           ------------    ------------

            Total current assets                                              5,008,883       5,236,110

PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                                        247,731         247,731
    Building and improvements                                                 1,882,506       1,879,006
    Equipment                                                                 5,212,236       5,080,180
    Furniture and fixtures                                                      414,857         414,857
                                                                           ------------    ------------

                                                                              7,757,330       7,621,774
    Less accumulated depreciation                                             4,730,019       4,582,686
                                                                           ------------    ------------

                                                                              3,027,311       3,039,088
OTHER ASSETS
    Patents and trademarks, less accumulated amortization of $1,310,868
       and $1,293,871 at September 30, 2000 and June 30, 2000                   197,803         199,351
                                                                           ------------    ------------

                                                                           $  8,233,997    $  8,474,549
                                                                           ============    ============


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                   September 30,      June 30,
                                                                       2000             2000
                                                                   ------------     ------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable to bank                                           $    708,697     $    837,542

    Current maturities of long-term obligations                          23,330           22,562

    Accounts payable                                                  2,452,564        1,910,551

    Accrued expenses
       Payroll related                                                  433,644          371,405
       Retail support programs                                          309,001          421,489
       Other                                                              9,790               --

    Customer deposits                                                   150,000          160,000
                                                                   ------------     ------------

            Total current liabilities                                 4,087,026        3,723,549

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                           25,055           31,184

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value: 15,000,000 shares authorized;
       3,904,465 shares and 3,904,465 shares issued
       and outstanding at September 30, 2000 and June 30, 2000           39,045           39,045

    Additional paid-in capital                                       11,316,260       11,316,260

    Accumulated other comprehensive loss                                  4,845            4,845

    Deficit in retained earnings                                     (7,238,234)      (6,640,334)
                                                                   ------------     ------------

                                                                      4,121,916        4,719,816
                                                                   ------------     ------------

                                                                   $  8,233,997     $  8,474,549
                                                                   ============     ============


        See accompanying notes to the consolidated financial statements.

                     LECTEC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three months ended
                                                                   September 30,
                                                           -----------------------------
                                                               2000             1999
                                                           ------------     ------------
Net sales                                                  $  4,188,894     $  3,008,752
Cost of goods sold                                            2,554,863        2,069,471
                                                           ------------     ------------

       Gross profit                                           1,634,031          939,281

Operating expenses
    Sales and marketing                                       1,202,339          735,045
    General and administrative                                  778,698          559,090
    Research and development                                    215,866          269,762
                                                           ------------     ------------

                                                              2,196,903        1,563,897
                                                           ------------     ------------

       Loss from operations                                    (562,872)        (624,616)

Other income (expenses)
    Interest expense                                            (32,791)          (1,084)
    Other, net                                                   (2,238)          22,418
                                                           ------------     ------------

       Loss before income taxes                                (597,901)        (603,282)

Income tax expense                                                   --               --
                                                           ------------     ------------


       Net loss                                            $   (597,901)    $   (603,282)
                                                           ============     ============


Net loss per share - basic and diluted                     $      (0.15)    $      (0.16)
                                                           ============     ============


Weighted average shares outstanding - basic and diluted       3,904,465        3,876,476
                                                           ============     ============



        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended September 30,
                                                                       --------------------------------

                                                                            2000              1999
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $   (597,901)    $   (603,282)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                       164,330          234,580
         Changes in operating assets and liabilities:
              Trade and other receivables                                    410,529          157,330
              Inventories                                                   (156,991)        (151,808)
              Prepaid expenses and other                                     (56,086)         (66,897)
              Accounts payable                                               542,013           73,601
              Accrued expenses and other                                     (50,459)           4,253
                                                                        ------------     ------------

                 Net cash provided by (used in) operating activities         255,435         (352,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                               (135,556)        (122,380)
    Investment in patents and trademarks                                     (15,449)          (4,855)
                                                                        ------------     ------------

                 Net cash used in investing activities                      (151,005)        (127,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments of line of credit                                        (128,845)              --
    Repayment of long-term obligations                                        (5,361)              --
                                                                        ------------     ------------

                 Net cash used in financing activities                      (134,206)              --
                                                                        ------------     ------------

                 Net decrease in cash and cash equivalents                   (29,776)        (479,458)

Cash and cash equivalents at beginning of period                             100,171        1,022,025
                                                                        ------------     ------------

Cash and cash equivalents at end of period                              $     70,395     $    542,567
                                                                        ============     ============






SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest expense                                                   $     31,916     $      1,114
     Income taxes                                                       $      2,000     $         --


        See accompanying notes to the consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

(1)   GENERAL

              The accompanying consolidated financial statements include the accounts of LecTec Corporation (the "Company") and LecTec International Corporation, a wholly-owned subsidiary which was dissolved and merged into LecTec Corporation on December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements for the three months ended September 30, 2000 should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 2000. The interim financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   NET LOSS

              The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 995,780 and 1,142,883 shares of common stock with a weighted average exercise price of $5.75 and $6.48 were outstanding during the three months ended September 30, 2000 and 1999, but were excluded because they were antidilutive.

(3)   COMPREHENSIVE LOSS

              For the quarter ended September 30, 2000 there were no items which the Company is required to recognize as components of comprehensive income
(loss), therefore comprehensive loss was the same as net loss.

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

                                        Three months ended September 30,
                                           2000                 1999
                                        ----------           ----------

     Therapeutic consumer products      $2,484,483           $  863,179
     Conductive products                 1,550,645            1,576,783
     Medical tape products                 153,766              568,790
                                        ----------           ----------

                                        $4,188,894           $3,008,752
                                        ==========           ==========

(5)   NOTE PAYABLE TO BANK

              In November 1999, the Company entered into a secured line of credit with a maximum borrowing of $2,000,000. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. The credit agreement expires in November 2001 and includes interest computed at the prime rate plus three percentage points. The line of credit is secured by the Company's receivables, inventory and equipment. Borrowings outstanding on the line of credit as of September 30, 2000, were $708,697. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of net worth and not to exceed specified cumulative losses. The Company was in compliance with all covenants as of September 30, 2000.

(6)   STOCK REPURCHASE PROGRAM

              In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.9% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the quarters ended September 30, 2000 and September 30, 1999 no shares were repurchased.

(7)   INCOME TAXES

              The provision for income tax expense for the three months ended September 30, 2000, has been offset principally by a valuation allowance for deferred taxes.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

      Net sales for the first quarter of fiscal 2001 were $4,188,894 compared to net sales of $3,008,752 for the first quarter of fiscal 2000, an increase of 39.2%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased medical tape sales. Therapeutic consumer product sales increased by 187.8% from $863,179 to $2,484,483 while conductive product sales decreased by 1.7% and medical tape product sales decreased by 73.0%. The therapeutic consumer product sales increase was primarily the result of sales of the new acne product to Johnson & Johnson Consumer Products Worldwide as well as initial sales of the new vapor product to Novartis Consumer Health, Inc. The decrease in medical tape product sales was primarily due to a plan adopted by the Company at the end of fiscal 2000 to exit the medical tape business. The Company expects minimal tape sales in the remainder of fiscal 2001 as remaining inventories are liquidated.

         Gross profit for the first quarter of fiscal 2001 was $1,634,031 compared to $939,281 for the first quarter of fiscal 2000, an increase of 74.0%. Gross profit as a percent of net sales for the first quarter of fiscal 2001 was 39.0% compared to 31.2% for the first quarter of fiscal 2000. The increase in gross profit for the quarter resulted primarily from increased sales volume, the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products, and the decrease in tape sales related to the Company's plan to exit the medical tape business. These items more than offset increased labor costs in the current quarter caused primarily by increased staffing levels, increased contract and temporary labor, and increased overtime related to the production of therapeutic patch products.

         Sales and marketing expenses were $1,202,339 and $735,045 during the first quarters of fiscal 2001 and 2000, and as a percentage of net sales, were 28.7% and 24.4%. The increase in sales and marketing expenses for the quarter was primarily due to increased media advertising expenses related to a TV ad campaign for a TheraPatch product. The Company anticipates that sales and marketing expenses as a percent of sales for the remainder of fiscal 2001 will be comparable to the first quarter of fiscal 2001 due to marketing programs associated with the TheraPatch product line.

         General and administrative expenses were $778,698 and $559,090 during the first quarters of fiscal 2001 and 2000, and as a percentage of net sales, were 18.6% and 18.6%. The Company anticipates that general and administrative expenses as a percent of sales for the remainder of fiscal 2001 will be comparable to the first quarter of fiscal 2001.

         Research and development expenses for the first quarters of fiscal 2001 and 2000 were $215,866 and $269,762, and as a percentage of net sales, were 5.2% and 9.0%. The Company anticipates that research and development expenses as a percent of sales for the remainder of fiscal 2001 will increase due to increased costs associated with testing of products under development.

         Interest expense for in the first quarters of fiscal 2001 and 2000 were $32,791 and $1,084. The increase resulted primarily from interest expense associated with increased borrowings under the line of credit. Other income (expense), decreased in the first quarter of fiscal 2001 to net expense of $2,238 from other income of $22,416 in the first quarter of fiscal 2000. The decrease was primarily the result of decreased interest income due to lower cash and cash equivalent balances.

         The Company recorded a loss before income taxes of $597,901 in the first quarter of fiscal 2001 compared to a loss before income taxes of $603,282 for the first quarter of fiscal 2000. The slight decrease in loss for the current year first quarter was primarily the result of increased gross profit that resulted from increased sales volume, a shift in the sales mix toward higher-margin therapeutic consumer products and the exit from the medical tape business. The increased gross profit more than offset an increase in operating expenses related to advertising expenses related to retail sales of the Company's TheraPatch products.

         The Company recorded no income tax expense or benefit in the first quarters of fiscal 2001 and 2000.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $29,776 to $70,395 at September 30, 2000. Accounts receivable decreased by $410,528 to $2,235,182 primarily due to reduced sales for September 2000 as compared to June 2000. Inventories increased by $156,991 to $2,404,677 primarily due to increased raw materials inventory. Accounts payable of $2,452,564 at September 30, 2000 increased by $542,013 during the first three months primarily due to increased payables related to increased manufacturing production. Capital spending for manufacturing equipment and plant improvements totaled $135,556 during the first three months of fiscal 2001. The Company entered into a purchase commitment for production machinery in the amount of $154,482 during the first quarter of fiscal 2001. This purchase commitment will be fulfilled by the end of fiscal year 2001.

         The Company had working capital of $921,857 and a current ratio of 1.2 at September 30, 2000 compared to working capital of $1,512,561 and a current ratio of 1.4 at June 30, 2000.

         The Company finalized a $2,000,000 asset-based line of credit in November, 1999. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. Borrowings outstanding on the line of credit were $708,697 as of September 30, 2000. The Company was in compliance with all covenants as of September 30, 2000.

         Management believes that existing cash and cash equivalents, internally-generated cash flow, the existing secured line of credit including the line of credit increase, and expected additional fixed asset-based financing will be sufficient to support anticipated operating and capital spending requirements during the remainder of fiscal 2001. Management is also evaluating additional sources of capital that may be appropriate for funding longer-term growth and expansion of the business. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

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

              None.

Item 5.       OTHER INFORMATION

              None.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      EXHIBITS

             Item No.  Item                                                              Method of Filing
             --------  ----                                                              ----------------

              10.01    Second Amendment to Credit and Security Agreement and
                       Waiver of Defaults By and Between LecTec Corporation and
                       Wells Fargo Business Credit, Inc. dated September 26, 2000.        Filed herewith.

              10.02    Credit and Security Agreement By and Between LecTec
                       Corporation and Wells Fargo Bank Minnesota, National
                       Association dated September 28, 2000.                              Filed herewith.

              27       Financial data schedule.                                           Filed herewith.

              (b)      REPORTS ON FORM 8-K

                       None.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date    November 13, 2000           /s/ Rodney A. Young
        -----------------           ------------------------------------------
                                    Rodney A. Young, Chief Executive
                                    Officer & President



Date    November 13, 2000           /s/ Douglas J. Nesbit
        -----------------           ------------------------------------------
                                    Douglas J. Nesbit, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibits
--------

10.01 Second Amendment to Credit and Security Agreement and Waiver of Defaults By and Between LecTec Corporation and Wells Fargo Business Credit, Inc. dated September 26, 2000.

10.02 Credit and Security Agreement By and Between LecTec Corporation and Wells Fargo Bank Minnesota, National Association dated September 28, 2000.

27       Financial Data Schedule