Form 10-Q
period 2000-12-31
LECTEC CORP /MN/
filed 2001-02-14
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number: 0-16159

                               LECTEC CORPORATION
                               -------------------
             (Exact name of Registrant as specified in its charter)


           Minnesota                                         41-1301878
---------------------------------                        -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  10701 Red Circle Drive, Minnetonka, Minnesota                      55343
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

Yes   [X]      No   [ ]

The number of shares outstanding of the registrant's common stock as of February 13, 2001 was 3,915,676 shares.

                               LECTEC CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements and Notes to
          Consolidated Financial Statements (unaudited) ................... I-1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................... I-7

Item 3.   Quantitative and Qualitative Disclosure About Market Risk ....... I-10


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings ............................................... II-1

Item 2.   Changes in Securities and Use of Proceeds ....................... II-1

Item 3.   Defaults Upon Senior Securities ................................. II-1

Item 4.   Submission of Matters to a Vote of Security Holders ............. II-1

Item 5.   Other Information ............................................... II-1

Item 6.   Exhibits and Reports on Form 8-K ................................ II-1

          Signature Page .................................................. II-3

          Exhibit Index ................................................... II-4

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31,      June 30,
                                                                               2000            2000
                                                                           ------------    ------------
                                                                           (Unaudited)
ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                              $    285,620    $    100,171
    Trade receivables and other, net of allowances of $521,715
       December 31, 2000 and June 30, 2000                                    2,190,207       2,645,710
    Inventories
       Raw materials                                                          1,765,434       1,649,544
       Work-in-process                                                           40,323          23,201
       Finished goods                                                           487,542         574,941
                                                                           ------------    ------------

                                                                              2,293,299       2,247,686

    Prepaid expenses and other                                                  410,868         242,543
                                                                           ------------    ------------

            Total current assets                                              5,179,994       5,236,110

PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land                                                                        247,731         247,731
    Building and improvements                                                 1,968,384       1,879,006
    Equipment                                                                 5,174,453       5,080,180
    Furniture and fixtures                                                      414,857         414,857
                                                                           ------------    ------------

                                                                              7,805,425       7,621,774
    Less accumulated depreciation                                             4,877,352       4,582,686
                                                                           ------------    ------------

                                                                              2,928,073       3,039,088
OTHER ASSETS
    Patents and trademarks, less accumulated amortization of $1,327,067
       and $1,293,871 at December 31, 2000 and June 30, 2000                    251,944         199,351
                                                                           ------------    ------------

                                                                           $  8,360,011    $  8,474,549
                                                                           ============    ============


See accompanying notes to the condensed consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                   December 31,       June 30,
                                                                       2000             2000
                                                                   ------------     ------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
    Note payable to bank                                           $    343,325     $    837,542

    Current maturities of long-term obligations                          24,125           22,562

    Accounts payable                                                  2,795,212        1,910,551

    Accrued expenses                                                    766,877          792,894

    Customer deposits                                                   150,000          160,000
                                                                   ------------     ------------

            Total current liabilities                                 4,079,539        3,723,549

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                          838,718           31,184

COMMITMENTS AND CONTINGENCIES                                                --               --

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value: 15,000,000 shares authorized;
       3,915,676 shares and 3,904,465 shares issued
       and outstanding at December 31, 2000 and June 30, 2000            39,157           39,045

    Additional paid-in capital                                       11,332,829       11,316,260

    Accumulated other comprehensive income                                   --            4,845

    Accumulated deficit                                              (7,930,232)      (6,640,334)
                                                                   ------------     ------------

                                                                      3,441,754        4,719,816
                                                                   ------------     ------------

                                                                   $  8,360,011     $  8,474,549
                                                                   ============     ============


See accompanying notes to the condensed consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three months ended                Six months ended
                                                                    December 31,                      December 31,
                                                           -----------------------------     -----------------------------
                                                               2000             1999             2000             1999
                                                           ------------     ------------     ------------     ------------
Net sales                                                  $  4,056,484     $  3,299,705     $  8,245,378     $  6,308,457
Cost of goods sold                                            2,697,711        2,236,691        5,252,574        4,306,162
                                                           ------------     ------------     ------------     ------------

      Gross profit                                            1,358,773        1,063,014        2,992,804        2,002,295

Operating expenses
    Sales and marketing                                       1,092,232          863,655        2,294,571        1,598,700
    General and administrative                                  681,209          688,783        1,459,907        1,247,873
    Research and development                                    225,657          310,202          441,523          579,964
                                                           ------------     ------------     ------------     ------------

                                                              1,999,098        1,862,640        4,196,001        3,426,537
                                                           ------------     ------------     ------------     ------------

      Loss from operations                                     (640,325)        (799,626)      (1,203,197)      (1,424,242)

Other income (expenses)
    Interest expense                                            (40,128)            (992)         (72,919)          (2,076)
    Other, net                                                  (11,543)           5,451          (13,782)          27,869
                                                           ------------     ------------     ------------     ------------

      Loss before income taxes                                 (691,996)        (795,167)      (1,289,898)      (1,398,449)

Income taxes                                                         --               --               --               --
                                                           ------------     ------------     ------------     ------------


      Net loss                                             $   (691,996)    $   (795,167)    $ (1,289,898)    $ (1,398,449)
                                                           ============     ============     ============     ============


Net loss per share - basic and diluted                     $      (0.18)    $      (0.20)    $      (0.33)    $      (0.36)
                                                           ============     ============     ============     ============


Weighted average shares outstanding - basic and diluted       3,908,364        3,881,352        3,906,415        3,878,914
                                                           ============     ============     ============     ============


See accompanying notes to the condensed consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended December 31,
                                                                         -----------------------------

                                                                             2000             1999
                                                                         ------------     ------------
Cash flows from operating activities:
    Net loss                                                             $ (1,289,898)    $ (1,398,449)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                        327,862          473,902
         Changes in operating assets and liabilities:
              Trade and other receivables                                     455,503          385,280
              Inventories                                                     (45,613)        (151,339)
              Prepaid expenses and other                                     (184,247)         (70,586)
              Accounts payable                                                884,661            1,419
              Accrued expenses and other                                      (36,016)          22,663
                                                                         ------------     ------------

                 Net cash provided by (used in) operating activities          112,252         (737,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                (183,651)        (247,204)
    Investment in patents and trademarks                                      (85,789)         (44,035)
    Proceeds from sale of investments                                          11,076               --
                                                                         ------------     ------------

                 Net cash used in investing activities                       (258,364)        (291,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                   16,681           26,815
    Net repayments of line of credit                                         (494,217)              --
    Proceeds from long-term borrowing                                         820,000               --
    Repayment of long-term obligations                                        (10,903)              --
                                                                         ------------     ------------

                 Net cash provided in financing activities                    331,561           26,815
                                                                         ------------     ------------

                 Net increase (decrease) in cash and cash equivalents         185,449       (1,001,534)

Cash and cash equivalents at beginning of period                              100,171        1,022,025
                                                                         ------------     ------------

Cash and cash equivalents at end of period                               $    285,620     $     20,491
                                                                         ============     ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest expense                                                    $     68,548     $      2,137
     Income taxes                                                               2,000               --


See accompanying notes to the condensed consolidated financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   GENERAL

              The accompanying condensed consolidated financial statements include the accounts of LecTec Corporation (the "Company") and LecTec International Corporation, a wholly-owned subsidiary which was dissolved and merged into LecTec Corporation on December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 2000. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

 (2)  NET LOSS PER SHARE

              The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 987,084 and 1,093,443 shares of common stock with a weighted average exercise price of $5.77 and $6.35 were outstanding during the six months ended December 31, 2000 and 1999, but were excluded because they were antidilutive.

(3)   COMPREHENSIVE INCOME (LOSS)

              For the quarter and six months ended December 31, 2000 there were no items which the Company is required to recognize as components of comprehensive income (loss), therefore comprehensive income (loss) was the same as net loss.

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

                                  Three months ended        Six months ended
                                     December 31,              December 31,
                               -----------------------   -----------------------
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------

Therapeutic consumer products  $2,501,732   $  919,555   $4,986,215   $1,782,734
Conductive products             1,553,082    1,927,578    3,103,727    3,504,361
Medical tape products               1,670      452,572      155,436    1,021,362
                               ----------   ----------   ----------   ----------

                               $4,056,484   $3,299,705   $8,245,378   $6,308,457
                               ==========   ==========   ==========   ==========

(5)   NOTE PAYABLE TO BANK

              In November 1999, the Company entered into a secured line of credit with a maximum borrowing of $2,000,000. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. The credit agreement expires in November 2001 and includes interest computed at the prime rate plus three percentage points. The line of credit is secured by the Company's receivables, inventory and equipment. Borrowings outstanding on the line of credit as of December 31, 2000, were $343,325. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of net worth and not to exceed specified cumulative losses. The Company was in compliance with all covenants as of December 31, 2000.

(6)   LONG-TERM OBLIGATION

              In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 14.5% at December 31, 2000). The mortgage is secured by the Company's real property.

(7)   AGREEMENT TO SELL ASSETS

              In November 2000, the Company entered into an agreement with the Ludlow Company LP (Ludlow) and Sherwood Services AG (Sherwood), pursuant to which Ludlow and Sherwood will purchase the Company's diagnostic electrode and electrically conductive adhesive hydrogel business assets which are used to produce the Company's conductive products. Under the agreement, the Company will receive $7,250,000 in cash upon closing of the transaction, subject to adjustment for changes in the net assets at the time of closing. The agreement is subject to approval by the shareholders of the Company and other customary closing conditions. The Company anticipates that the closing will occur in March 2001 immediately following its Annual Meeting of Shareholders.

(8)   INCOME TAXES

              The provision for income taxes for the three months and six months ended December 31, 2000, has been offset principally by a valuation allowance for deferred taxes.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

RESULTS OF OPERATIONS

     Net sales for the second quarter of fiscal 2001 were $4,056,484 compared to net sales of $3,299,705 for the second quarter of fiscal 2000, an increase of 22.9%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased conductive and medical tape sales. Therapeutic consumer product sales increased by 172.1% from $919,555 to $2,501,732 while conductive product sales decreased by 19.4% from $1,927,578 to $1,553,082 and medical tape product sales decreased by 99.6% from $452,572 to $1,670. The therapeutic consumer product sales increase was primarily the result of sales of the new acne product to Johnson & Johnson Consumer Products Worldwide as well as sales of the new vapor product to Novartis Consumer Health, Inc. The decrease in conductive product sales was primarily the result of the absence of a sales promotion offered to a major customer in the prior year, and softening customer demand. The Company expects conductive product sales to decrease in the remainder of fiscal 2001 due to the expected sale of assets used to produce the conductive products. The decrease in medical tape product sales was primarily due to a plan adopted by the Company at the end of fiscal 2000 to exit the medical tape business. The Company expects minimal tape sales in the remainder of fiscal 2001 as remaining inventories are liquidated.

     Net sales for the first six months of fiscal 2001 were $8,245,378 compared to net sales of $6,308,457 for the first six months of fiscal 2000, an increase of 30.7%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased conductive and medical tape sales. Therapeutic consumer product sales increased by 179.7% from $1,782,734 to $4,986,215 while conductive product sales decreased by 11.4% from $3,504,361 to $3,103,727 and medical tape product sales decreased by 84.8% from $1,021,362 to $155,436. The therapeutic consumer product sales increase was primarily the result of sales of the new acne product to Johnson & Johnson Consumer Products Worldwide as well as sales of the new vapor product to Novartis Consumer Health, Inc. The decrease in conductive product sales was primarily the result of the absence of a sales promotion offered to a major customer in the prior year, and softening customer demand. The decrease in medical tape product sales was primarily due to a plan adopted by the Company at the end of fiscal 2000 to exit the medical tape business.

     Gross profit for the second quarter of fiscal 2001 was $1,358,773 compared to $1,063,014 for the second quarter of fiscal 2000, an increase of 27.8%. Gross profit as a percent of net sales for the second quarter of fiscal 2001 was 33.5% compared to 32.2% for the second quarter of fiscal 2000. The slight improvement in gross profit for the quarter resulted primarily from an increase of approximately $606,000 in gross profit related to increased sales volume and the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products. These items more than offset a decrease of approximately $150,000 in gross profit related to the costs associated with resolving a packaging issue that occurred in the current quarter, as well as, a decrease of approximately $99,000 in gross profit related to increased labor costs associated with higher production volumes and increased overtime related to the production of therapeutic patch products.

     Gross profit for the first six months of fiscal 2001 was $2,992,804 compared to $2,002,295 for the first six months of fiscal 2000, an increase of 49.5%. Gross profit as a percent of net sales for the first six months of fiscal 2001 was 36.3% compared to 31.7% for the first six months of fiscal 2000. The increase in gross profit for the six months resulted primarily from an increase of approximately $1,285,000 in gross profit related to increased sales volume and the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products. These items more than offset the decrease of approximately $150,000 in gross profit related to the costs associated with resolving a packaging issue that occurred in the current six months, as well as, a decrease of approximately $254,000 in gross profit related to labor costs associated with higher production volumes and increased overtime related to the production of therapeutic patch products.

         Sales and marketing expenses were $1,092,232 and $863,655 during the second quarters of fiscal 2001 and 2000, and as a percentage of net sales, were 26.9% and 26.2% respectively. The increase in sales and marketing expenses for the quarter was primarily due to an increase of $172,000 in media advertising expenses related to a TV ad campaign for TheraPatch vapor products and an increase of $118,000 in cooperative advertising expenses which more than offset a decrease of $80,000 in retail slotting fees. The Company anticipates that sales and marketing expenses as a percent of sales for the remainder of fiscal 2001 will be comparable to the second quarter of fiscal 2001 due to marketing programs associated with the TheraPatch product line.

     Sales and marketing expenses were $2,294,571 and $1,598,700 during the first six months of fiscal 2001 and 2000, and as a percentage of net sales, were 27.8% and 25.3%. The increase in sales and marketing expenses for the first six months was primarily due to an increase of $622,000 in media advertising expenses related to ad campaigns for TheraPatch products and an increase of $112,000 in cooperative advertising expenses which more than offset a decrease of $140,000 in retail slotting fees.

         General and administrative expenses were $681,209 and $688,783 during the second quarters of fiscal 2001 and 2000, and as a percentage of net sales, were 16.8% and 20.9% respectively. During the first six months of fiscal 2001 and 2000 general and administrative expenses were $1,459,907 and $1,247,873, and as a percentage of net sales, were 17.7% and 19.8% respectively. The Company anticipates that general and administrative expenses as a percent of sales for the remainder of fiscal 2001 will be comparable to the first six months of fiscal 2001.

         Research and development expenses for the second quarters of fiscal 2001 and 2000 were $225,657 and $310,202, and as a percentage of net sales, were 5.6% and 9.4%. For the first six months of fiscal 2001 and 2000 research and development expenses were $441,523 and $579,964, and as a percentage of net sales, were 5.4% and 9.2%. The Company anticipates that research and development expenses as a percent of sales for the remainder of fiscal 2001 will increase due to additional headcount and other increased costs associated with testing of products under development.

         Interest expense increased in the second quarter of fiscal 2001 to $40,128 from $992 in the second quarter of fiscal 2000. Interest expense increased in the first six months of fiscal 2001 to $72,919 from $2,076 in the first six months of fiscal 2000. Both of the fiscal 2001 increases resulted primarily from interest expense associated with increased borrowings under the line of credit. Other income (expense), decreased in the second quarter of fiscal 2001 to net expense of $11,543 from other income of $5,451 in the second quarter of fiscal 2000. Other income (expense), decreased in the first six months of fiscal 2001 to net expense of $13,782 from other income of $27,869 in the first six months of fiscal 2000. Both of the fiscal 2001 decreases were primarily the result of decreased interest income due to lower cash and cash equivalent balances.

         The Company recorded a loss before income taxes of $691,996 in the second quarter of fiscal 2001 compared to a loss before income taxes of $795,167 for the second quarter of fiscal 2000. The Company recorded a loss before income taxes of $1,289,898 in the first six months of fiscal 2001 compared to a loss before income taxes of $1,398,449 for the first six months of fiscal 2000. The decrease in loss for the current year second quarter and first six months was primarily the result of increased gross profit that resulted from increased sales volume, a shift in the sales mix toward higher-margin therapeutic consumer products and the exit from the medical tape business. The increased gross profit more than offset an increase in operating expenses related to advertising expenses related to retail sales of the Company's TheraPatch products.

         The provision for income taxes in the second quarter and first six months of fiscal 2001 and 2000 has been offset principally by a valuation allowance for deferred taxes.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $185,449 to $285,620 during the first six months of fiscal 2001. Accounts receivable decreased by $470,370 to $2,172,510 during the first six months of fiscal 2001. The higher accounts receivable balance at June 30, 2000 was primarily due to significant initial sales, with extended terms, to a TheraPatch customer in the fourth quarter of fiscal 2000. Inventories increased by $45,613 to $2,293,299. Accounts payable of $2,795,212 at December 31, 2000 increased by $884,661 during the first six months primarily due to increased payables related to increased manufacturing production and increased advertising expenses related to the TheraPatch product line. Capital spending for manufacturing equipment and plant improvements totaled $183,651 during the first six months of fiscal 2001. The Company entered into a purchase commitment for production machinery in the amount of $154,482 during the first six months of fiscal 2001. This purchase commitment will be fulfilled by the end of fiscal year 2001.

         The Company had working capital of $1,100,455 and a current ratio of
1.3 at December 31, 2000 compared to working capital of $1,512,561 and a current ratio of 1.4 at June 30, 2000.

         The Company finalized a $2,000,000 asset-based line of credit in November, 1999. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. Borrowings outstanding on the line of credit were $343,325 as of December 31, 2000. The Company was in compliance with all covenants as of December 31, 2000.

         In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000.

         Management believes that existing cash and cash equivalents, internally-generated cash flow, the existing secured line of credit including the line of credit increase, the mortgage loan, and the pending sale of the Company's diagnostic electrode and electrically conductive adhesive hydrogel business assets will be sufficient to support anticipated operating and capital spending requirements during the remainder of fiscal 2001 and contribute to the funding of longer-term growth and expansion of the business. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures; and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to this form 10-Q.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Item No.    Item                              Method of Filing
                  --------    ---------                         ----------------

                    10.1      Loan Agreement and Promissory
                              Note By and Between LecTec
                              Corporation and Equity Holdings
                              II dated December 21, 2000.        Filed herewith.

                    10.2      Asset Purchase Agreement dated     Incorporated
                              November 17, 2000 by and among     by reference
                              The Ludlow Company LP, Sherwood    to LecTec
                              Services AG and LecTec             Corporation's
                              Corporation.                       Preliminary
                                                                 Proxy Statement
                                                                 on Schedule
                                                                 14-A filed
                                                                 with the
                                                                 Commission on
                                                                 December 8,
                                                                 2000.

                    99.1      Cautionary Statements.             Filed herewith.

          (b)       REPORTS ON FORM 8-K

                    On November 21, 2000 the Company filed a report on Form 8-K in connection with the signing of an Asset Purchase Agreement dated November 17, 2000 by and among The Ludlow Company LP, Sherwood Services AG and LecTec Corporation.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date    February 14, 2001             /s/ Rodney A. Young
        -----------------             --------------------------------------
                                      Rodney A. Young, Chief Executive Officer
                                      & President



Date    February 14, 2001             /s/ Douglas J. Nesbit
        -----------------             --------------------------------------
                                      Douglas J. Nesbit, Chief Financial Officer
                                      & Secretary (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibits
--------

10.1 Loan Agreement and Promissory Note By and Between LecTec Corporation and Equity Holdings II dated December 21, 2000.

10.2 Asset Purchase Agreement dated November 17, 2000 by and among The Ludlow Company LP, Sherwood Services AG and LecTec Corporation (incorporated by reference to LecTec Corporation's Preliminary Proxy Statement on Schedule 14-A filed with the Commission on December 8,
          2000).

99.1      Cautionary Statements.