Form 10-Q/A
period 2000-12-31
LECTEC CORP /MN/
filed 2001-03-13
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1


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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk ....... I-11


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

      Net sales for the first six months of fiscal 2001 were $8,245,378 compared to net sales of $6,308,457 for the first six months of fiscal 2000, an increase of 30.7%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased conductive and medical tape sales. Therapeutic consumer product sales increased by 179.7% from $1,782,734 to $4,986,215 while conductive product sales decreased by 11.4% from $3,504,361 to $3,103,727 and medical tape product sales decreased by 84.8% from $1,021,362 to $155,436. The therapeutic consumer product sales increase was primarily the result of sales of the new acne product to Johnson & Johnson Consumer Products Worldwide as well as sales of the new vapor product to Novartis Consumer Health, Inc. We recently announced a cold sore product that will compete in the over-the-counter lip therapy market. Although we believe that the over-the-counter lip therapy market is large and growing at an attractive rate, our share of the over-the-counter lip therapy market is negligible and to date we have not generated any significant sales of our cold sore product. The decrease in conductive product sales was primarily the result of the absence of a sales promotion offered to a major customer in the prior year, and softening customer demand. The decrease in medical tape product sales was primarily due to a plan adopted by the Company at the end of fiscal 2000 to exit the medical tape business.

     Gross profit for the second quarter of fiscal 2001 was $1,358,773 compared to $1,063,014 for the second quarter of fiscal 2000, an increase of 27.8%. Gross profit as a percent of net sales for the second quarter of fiscal 2001 was 33.5% compared to 32.2% for the second quarter of fiscal 2000. The slight improvement in gross profit for the quarter resulted primarily from an increase of approximately $606,000 in gross profit related to increased sales volume and the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products. These items more than offset a decrease of approximately $150,000 in gross profit related to the costs associated with resolving a packaging issue that occurred in the current quarter, as well as, a decrease of approximately $99,000 in gross profit related to increased labor costs associated with higher production volumes and increased overtime related to the production of therapeutic patch products. The packaging issue resulted when one of the Company's vendors supplied packaging material that did not meet required specifications. The Company is considering whether or not to seek reimbursement from the vendor for this material, but can make no assurance as to whether any recovery will be made. The reason the packaging material was not within specifications has been resolved with the vendor, and the Company is currently obtaining packaging material that does meet required specifications from the same vendor.

     Gross profit for the first six months of fiscal 2001 was $2,992,804 compared to $2,002,295 for the first six months of fiscal 2000, an increase of 49.5%. Gross profit as a percent of net sales for the first six months of fiscal 2001 was 36.3% compared to 31.7% for the first six months of fiscal 2000. The increase in gross profit for the six months resulted primarily from an increase of approximately $1,285,000 in gross profit related to increased sales volume and the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products. These items more than offset the decrease of approximately $150,000 in gross profit related to the costs associated with resolving a packaging issue, as previously discussed, that occurred in the current six months, as well as, a decrease of approximately $254,000 in gross profit related to labor costs associated with higher production volumes and increased overtime related to the production of therapeutic patch products.

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

     General and administrative expenses were $681,209 and $688,783 during the second quarters of fiscal 2001 and 2000, and as a percentage of net sales, were 16.8% and 20.9% respectively. The increase in general and administrative expenses for the quarter was primarily due to a decrease in board of directors expense of $18,000, a decrease in consulting expense of $12,000, a decrease in office supplies expense of $12,000, and a decrease in ISO 9001 expenses of $10,000. These general and administrative expenses were partially offset by an increase in corporate bonus expense of $41,000.

     General and administrative expenses were $1,459,907 and $1,247,873 during the first six months of fiscal 2001 and 2000, and as a percentage of net sales, were 17.7% and 19.8% respectively. The increase in general and administrative expenses for the six months was primarily due to an increase in consulting expense of $90,000, an increase in corporate bonus expense of $81,000, an increase in employment fee expense of $65,000, and an increase in legal fees of $21,000. These increases in general and administrative expenses were offset slightly by a decrease in board of directors expense of $26,000. The Company anticipates that general and administrative expenses as a percent of sales for the remainder of fiscal 2001 will be comparable to the first six months of fiscal 2001.

     Research and development expenses for the second quarters of fiscal 2001 and 2000 were $225,657 and $310,202, and as a percentage of net sales, were 5.6% and 9.4% respectively. The decrease in research and development expenses for the quarter was primarily due to a decrease in contract labor expense of $33,000, a decrease in test run expense of $24,000, and a decrease in patent and trademark amortization of $11,000.

     Research and development expenses were $441,523 and $579,964 during the first six months of fiscal 2001 and 2000, and as a percentage of net sales, were 5.4% and 9.2% respectively. The decrease in research and development expenses for the six months was primarily due to a decrease in contract labor expense of $52,000, a decrease in test run expense of $40,000, and a decrease in patent and trademark amortization of $29,000. The Company anticipates that research and development expenses as a percent of sales for the remainder of fiscal 2001 will increase due to additional headcount and other increased costs associated with testing of products under development.

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




LECTEC CORPORATION



Date    March 13, 2001                /s/ Rodney A. Young
        --------------                --------------------------------------
                                      Rodney A. Young, Chief Executive Officer
                                      & President



Date    March 13, 2001                /s/ Douglas J. Nesbit
        --------------                --------------------------------------
                                      Douglas J. Nesbit, Chief Financial Officer
                                      & Secretary (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibits
--------

10.1 Loan Agreement and Promissory Note By and Between LecTec Corporation and Equity Holdings II dated December 21, 2000. (Previously filed)

10.2 Asset Purchase Agreement dated November 17, 2000 by and among The Ludlow Company LP, Sherwood Services AG and LecTec Corporation (incorporated by reference to LecTec Corporation's Preliminary Proxy Statement on Schedule 14-A filed with the Commission on December 8,
          2000).

99.1      Cautionary Statements. (Previously filed)