Form 10-Q
period 2001-03-31
LECTEC CORP /MN/
filed 2001-05-15
CIK 805928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

Yes  [X]       No  [ ]

The number of shares outstanding of the registrant's common stock as of May 14, 2001 was 3,915,676 shares.

                               LECTEC CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1.  Condensed Financial Statements and Notes to Condensed Financial
         Statements (unaudited) ..........................................  I-1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................  I-7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......  I-10


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings ...............................................  II-1

Item 2.  Changes in Securities and Use of Proceeds........................  II-1

Item 3.  Defaults Upon Senior Securities..................................  II-1

Item 4.  Submission of Matters to a Vote of Security Holders..............  II-1

Item 5.  Other Information ...............................................  II-2

Item 6.  Exhibits and Reports on Form 8-K ................................  II-2

         Signature Page ..................................................  II-3

         Exhibit Index ...................................................  II-4

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
         FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                             March 31        June 30,
                                                                               2001            2000
                                                                           ------------    ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                              $     48,384    $    100,171
    Trade receivables and other, net of allowances of $590,239
       and $369,531 at March 31, 2001 and June 30, 2000                       2,385,244       2,645,710
    Inventories
       Raw materials                                                          1,572,035       1,649,544
       Work-in-process                                                           33,824          23,201
       Finished goods                                                           625,144         574,941
                                                                           ------------    ------------

                                                                              2,231,003       2,247,686

    Prepaid expenses and other                                                  366,209         242,543
                                                                           ------------    ------------

            Total current assets                                              5,030,840       5,236,110

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                  2,382,119       3,039,088

OTHER ASSETS
    Patents and trademarks, less accumulated amortization of $1,344,875
       and $1,293,871 at March 31, 2001 and June 30, 2000                       269,219         199,351
                                                                           ------------    ------------

                                                                           $  7,682,178    $  8,474,549
                                                                           ============    ============


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED

                                                                     March 31,        June 30,
                                                                       2001             2000
                                                                   ------------     ------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
    Note payable to bank                                           $    435,667     $    837,542
    Current maturities of long-term obligations                          22,471           22,562
    Accounts payable                                                  2,372,113        1,910,551
    Accrued expenses                                                  1,044,315          792,894
    Customer deposits                                                    75,000          160,000
                                                                   ------------     ------------

            Total current liabilities                                 3,949,566        3,723,549

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                          834,639           31,184

COMMITMENTS AND CONTINGENCIES                                                --               --

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value: 15,000,000 shares authorized;
       3,915,676 shares and 3,904,465 shares issued
       and outstanding at March 31, 2001 and June 30, 2000               39,157           39,045
    Additional paid-in capital                                       11,332,829       11,316,260
    Accumulated other comprehensive income                                   --            4,845
    Accumulated deficit                                              (8,474,013)      (6,640,334)
                                                                   ------------     ------------

                                                                      2,897,973        4,719,816
                                                                   ------------     ------------

                                                                   $  7,682,178     $  8,474,549
                                                                   ============     ============


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three months ended                Nine months ended
                                                                      March 31,                        March 31,
                                                           -----------------------------     -----------------------------
                                                               2001             2000             2001             2000
                                                           ------------     ------------     ------------     ------------
Net sales                                                  $  4,171,778     $  3,934,825     $ 12,417,156     $ 10,243,282
Cost of goods sold                                            2,735,137        2,423,164        7,987,711        6,729,326
                                                           ------------     ------------     ------------     ------------

      Gross profit                                            1,436,641        1,511,661        4,429,445        3,513,956

Operating expenses
    Sales and marketing                                       1,109,867        1,240,070        3,404,438        2,838,770
    General and administrative                                  708,984          643,948        2,168,891        1,891,821
    Research and development                                    219,236          264,896          660,759          844,860
                                                           ------------     ------------     ------------     ------------

                                                              2,038,087        2,148,914        6,234,088        5,575,451
                                                           ------------     ------------     ------------     ------------

      Loss from operations                                     (601,446)        (637,253)      (1,804,643)      (2,061,495)

Other income (expenses)
    Interest expense                                            (44,932)          (6,732)        (117,850)          (8,808)
    Gain on sale of assets                                      103,624               --          103,624               --
    Other, net                                                   (1,027)             657          (14,810)          28,526
                                                           ------------     ------------     ------------     ------------

      Loss before income taxes                                 (543,781)        (643,328)      (1,833,679)      (2,041,777)

Income taxes                                                         --               --               --               --
                                                           ------------     ------------     ------------     ------------


      Net loss                                             $   (543,781)    $   (643,328)    $ (1,833,679)    $ (2,041,777)
                                                           ============     ============     ============     ============


Net loss per share - basic and diluted                     $      (0.14)    $      (0.17)    $      (0.47)    $      (0.53)
                                                           ============     ============     ============     ============


Weighted average shares outstanding - basic and diluted       3,915,676        3,890,494        3,909,457        3,882,746
                                                           ============     ============     ============     ============


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended March 31,
                                                                        -----------------------------

                                                                             2001            2000
                                                                        ------------     ------------
Cash flows from operating activities:
    Net loss                                                            $ (1,833,679)    $ (2,041,777)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Gain on sale of assets                                             (103,624)               0
         Depreciation and amortization                                       493,004          707,237
         Changes in operating assets and liabilities:
              Trade and other receivables                                    260,466         (189,367)
              Inventories                                                     16,683         (351,013)
              Prepaid expenses and other                                    (145,695)         (58,970)
              Accounts payable                                               461,562          547,028
              Accrued expenses and other                                     257,529          359,268
              Customer deposits                                              (85,000)              --
                                                                        ------------     ------------

                 Net cash used in operating activities                      (678,754)      (1,027,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                               (311,407)        (326,215)
    Investment in patents and trademarks                                    (120,872)         (71,539)
    Net proceeds from sale of tape equipment                                 630,000               --
    Other                                                                     11,076               --
                                                                        ------------     ------------

                 Net cash provided by (used in) investing activities         208,797         (397,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                  16,681           26,815
    Net borrowings (repayments) of line of credit                           (401,875)         412,418
    Proceeds from long-term borrowing                                        820,000               --
    Repayment of long-term obligations                                       (16,636)              --
                                                                        ------------     ------------

                 Net cash provided in financing activities                   418,170          439,233
                                                                        ------------     ------------

                 Net decrease in cash and cash equivalents                   (51,787)        (986,115)

Cash and cash equivalents at beginning of period                             100,171        1,022,025
                                                                        ------------     ------------

Cash and cash equivalents at end of period                              $     48,384     $     35,910
                                                                        ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest expense                                                   $    116,530     $      5,233
     Income taxes                                                              2,000               --



         See accompanying notes to the condensed financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      GENERAL

         The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three and nine month periods ended March 31, 2001 and 2000. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with its Annual Report on Form 10-K and its Annual Report to Shareholders for the fiscal year ended June 30, 2000. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)      NET LOSS PER SHARE

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,037,570 and 976,705 shares of common stock with a weighted average exercise price of $5.26 and $5.83 were outstanding during the three months ended March 31, 2001 and 2000, but were excluded because they were antidilutive. Options and warrants to purchase 1,012,246 and 1,054,530 shares of common stock with a weighted average exercise price of $5.57 and $6.19 were outstanding during the nine months ended March 31, 2001 and 2000, but were excluded because they were antidilutive.

(3)      COMPREHENSIVE INCOME (LOSS)

         For the quarter and nine months ended March 31, 2001 there were no items which the Company is required to recognize as components of comprehensive income (loss), therefore comprehensive income (loss) was the same as net loss.

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

                                     Three months ended          Nine months ended
                                         March 31,                    March 31,
                                --------------------------   -------------------------
                                    2001           2000          2001          2000
                                -----------    -----------   -----------   -----------
Therapeutic consumer products   $ 2,260,761    $ 1,420,812   $ 7,246,976   $ 3,203,546
Conductive products               1,939,017      1,988,864     5,042,744     5,493,225
Medical tape products               (28,000)       525,149       127,436     1,546,511
                                -----------    -----------   -----------   -----------

                                $ 4,171,778    $ 3,934,825   $12,417,156   $10,243,282
                                ===========    ===========   ===========   ===========

(5)      NOTE PAYABLE TO BANK

         In November 1999, the Company entered into a secured line of credit with a maximum borrowing of $2,000,000. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. The credit agreement expires in November 2001 and includes interest computed at the prime rate plus three percentage points (effective rate of 11% at March 31, 2001). The line of credit is secured by the Company's receivables, inventory and equipment. The credit agreement contains certain restrictive covenants which require the Company to maintain, among other things, specified levels of net worth and not to exceed specified cumulative losses. The Company was in compliance with all covenants as of March 31, 2001.

(6)      LONG-TERM OBLIGATION

         In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 13% at March 31, 2001). The mortgage is secured by the Company's real property.

(7)      DISPOSITION OF ASSETS

         In March 2001, the Company sold its medical tape manufacturing equipment and other related assets. Net proceeds from the sale were $630,000 consisting of the purchase price of $700,000 less transaction costs of $70,000. The Company realized a gain on the sale of $103,624. The sale of the medical tape equipment finalized the Company's plan to exit the medical tape business which was adopted at the end of fiscal year 2000. Adoption of this plan originally resulted in a charge of $645,000 during fiscal year 2000 related to the write-down of the medical tape equipment to its estimated fair market value at June 30, 2000.

(8)      AGREEMENT TO SELL ASSETS

         In November 2000, the Company entered into an agreement to sell the Company's diagnostic electrode and electrically conductive adhesive hydrogel business assets which are used to produce the Company's conductive products. Under the agreement, the Company received $7,250,000 in cash upon closing of the transaction, subject to adjustment for changes in the net assets at the time of closing. The agreement was approved by the shareholders of the Company at its Annual Meeting of Shareholders on April 17, 2001. The closing occurred on April 30, 2001. The Company will recognize a gain of approximately $4,400,000 in the fourth quarter of fiscal year 2001 related to this transaction.

(9)      INCOME TAXES

         The provision for income taxes for the three months and nine months ended March 31, 2001, has been offset principally by a valuation allowance for deferred taxes.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS

         Net sales for the third quarter of fiscal 2001 were $4,171,778 compared to net sales of $3,934,825 for the third quarter of fiscal 2000, an increase of 6.0%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased medical tape sales. Therapeutic consumer product sales increased by 59.1% from $1,420,812 to $2,260,761 while conductive product sales decreased by 2.5% from $1,988,864 to $1,939,017 and medical tape product sales decreased by 105.3% from $525,149 to ($28,000). The therapeutic consumer product sales increase was primarily the result of sales of the new Triaminic(R) vapor product to Novartis Consumer Health, Inc. The Company expects conductive product sales to decrease in the remainder of fiscal 2001 due to the sale of assets used to produce the conductive products. As part of this asset sale, the Company entered into a Manufacturing and Supply Agreement with the buyer. Under the terms of this Agreement the Company will continue to produce conductive products for the buyer for a period of up to nine months. For the first six months of the Agreement the Company will sell the conductive products to the buyer at cost. During the last three months of the Agreement the Company will sell the products to the buyer at cost plus ten percent. Under the Agreement, sales of conductive products, at decreased levels, will potentially continue through January 2002. The decrease in medical tape product sales was due to the exit of the medical tape business.

         Net sales for the first nine months of fiscal 2001 were $12,417,156 compared to net sales of $10,243,282 for the first nine months of fiscal 2000, an increase of 21.2%. The increase was primarily the result of increased therapeutic consumer product sales which more than offset decreased conductive and medical tape sales. Therapeutic consumer product sales increased by 126.2% from $3,203,546 to $7,246,976 while conductive product sales decreased by 8.2% from $5,493,225 to $5,042,744 and medical tape product sales decreased by 91.8% from $1,546,511 to $127,436. The therapeutic consumer product sales increase was primarily the result of sales of the new vapor product to Novartis Consumer Health, Inc as well as sales of the new acne product to Johnson & Johnson Consumer Products Worldwide. The decrease in conductive product sales was primarily the result of softening customer demand associated with the announced sale of the conductive business. The decrease in medical tape product sales was due to the exit of the medical tape business.

         Gross profit for the third quarter of fiscal 2001 was $1,436,641, compared to $1,511,611 for the third quarter of fiscal 2000, a decrease of 5.0%. Gross profit as a percent of net sales for the third quarter of fiscal 2001 was 34.4% compared to 38.4% for the third quarter of fiscal 2000. The decrease in gross profit for the quarter resulted primarily from increased sales to a consumer contract therapeutic customer, higher labor costs associated with overtime, and higher purchased raw material costs. This decrease was partially offset by an increase in gross profit related to increased sales volume and the favorable impact of a change in the sales mix toward LecTec branded therapeutic consumer products.

         Gross profit for the first nine months of fiscal 2001 was $4,429,445 compared to $3,513,956 for the first nine months of fiscal 2000, an increase of 26.1%. Gross profit as a percent of net sales for the first nine months of fiscal 2001 was 35.7% compared to 34.3% for the first nine months of fiscal 2000. The increase in gross profit for the nine months resulted primarily from an increase in gross profit related to increased sales volume and the favorable impact of a change in the sales mix toward higher-margin therapeutic consumer products. These items more than offset a decrease in gross profit related to the costs associated with resolving a packaging issue that occurred in the current nine months, as well as, a decrease in gross profit related to labor costs associated with higher production volumes and increased overtime related to production of therapeutic patch products. The packaging issue resulted when one of the Company's vendors supplied packaging material that did not meet required specifications. The

Company is currently obtaining packaging material that does meet required specifications from the same vendor.

         Sales and marketing expenses were $1,109,867 and $1,240,070 during the third quarters of fiscal 2001 and 2000, and as a percentage of net sales, were 26.6% and 31.5% respectively. The decrease in sales and marketing expenses for the quarter was primarily due to a decrease of $196,000 in media advertising expenses related to the absence of a TV ad campaign for TheraPatch vapor products that was run in the second quarter of fiscal 2001 rather than in the third quarter as in fiscal 2000, and a decrease of $145,000 in retail slotting fees which more than offset an increase of $132,000 in cooperative advertising.

         Sales and marketing expenses were $3,404,438 and $2,838,770 during the first nine months of fiscal 2001 and 2000, and as a percentage of net sales, were 27.4% and 27.7% respectively. The increase in sales and marketing expenses for the first nine months was primarily due to an increase of $484,000 in media advertising expenses related to ad campaigns.

         General and administrative expenses were $708,984 and $643,948 during the third quarters of fiscal 2001 and 2000, and as a percentage of net sales, were 17.0% and 16.4% respectively. The increase in general and administrative expenses for the quarter was primarily due to an increase in travel and lodging expense of $39,000.

         General and administrative expenses were $2,168,891 and $1,891,821, during the first nine months of fiscal 2001 and 2000, and as a percentage of net sales, were 17.5% and 18.5% respectively. The increase in general and administrative expenses for the nine months was primarily due to increased consulting expense of $83,000, increased accrued corporate bonus expense of $97,000, and increased employment fees of $69,000.

         Research and development expenses for the third quarters of fiscal 2001 and 2000 were $219,236 and $264,896, and as a percentage of net sales, were 5.3% and 6.7% respectively. The decrease in research and development expenses for the quarter was primarily due to a decrease in test run expense of $24,000

         Research and development expenses were $660,759 and $844,860 during the first nine months of fiscal 2001 and 2000, and as a percentage of net sales, were 5.3% and 8.2% respectively. The decrease in research and development expenses for the nine months was primarily due to a decrease in test run expense of $64,000, and a decrease in contract labor expense of $53,000.

         Interest expense increased in the third quarter of fiscal 2001 to $44,932 from $6,732 in the third quarter of fiscal 2000. Interest expense increased in the first nine months of fiscal 2001 to $117,850 from $8,808 in the first nine months of fiscal 2000. Both of the fiscal 2001 increases resulted primarily from interest expense associated with increased borrowings under the line of credit and interest expense associated with the mortgage. During the third quarter of fiscal 2001 the Company recorded a gain on sale of assets of $103,624 related to the sale of the medical tape manufacturing equipment.

         The Company recorded a loss before income taxes of $543,781 in the third quarter of fiscal 2001 compared to a loss before income taxes of $643,328 for the third quarter of fiscal 2000. The Company recorded a loss before income taxes of $1,833,679 in the first nine months of fiscal 2001 compared to a loss before income taxes of $2,041,777 for the first nine months of fiscal 2000. The decrease in loss for the current year third quarter was primarily the result of the gain on the sale of the medical tape manufacturing equipment. The decrease in loss for the first nine months was primarily the result of increased gross profit that resulted from increased sales volume, the gain on the sale of the medical tape manufacturing equipment, and the exit from the medical tape business. The increased gross profit more than offset an increase in operating expenses related to advertising expenses associated with retail sales of the Company's TheraPatch products.

         The provision for income taxes in the third quarter and first nine months of fiscal 2001 and 2000 has been offset principally by a valuation allowance for deferred taxes.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $51,787 to $48,384 during the first nine months of fiscal 2001. Accounts receivable decreased by $260,466 to $2,385,244 during the first nine months of fiscal 2001. The higher accounts receivable balance at June 30, 2000 was primarily due to significant initial sales, with extended terms, to a TheraPatch customer in the fourth quarter of fiscal 2000. Inventories decreased by $16,683 to $2,231,003. Accounts payable of $2,372,113 at March 31, 2001 increased by $461,562 during the first nine months primarily due to increased payables related to increased manufacturing production and increased advertising expenses related to the TheraPatch product line. Capital spending for manufacturing equipment and plant improvements totaled $311,356 during the first nine months of fiscal 2001. The Company entered into a purchase commitment for production machinery in the amount of $154,482 during the first nine months of fiscal 2001. This purchase commitment will be fulfilled sometime in the first quarter of fiscal year 2002.

         The Company had working capital of $1,081,274 and a current ratio of
1.3 at March 31, 2001 compared to working capital of $1,512,561 and a current ratio of 1.4 at June 30, 2000.

         The Company finalized a $2,000,000 asset-based line of credit in November, 1999. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. Borrowings outstanding on the line of credit were $435,667 as of March 31, 2001. The Company was in compliance with all covenants as of March 31, 2001.

         In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000.

         Management believes that existing cash and cash equivalents, internally-generated cash flow, the existing secured line of credit including the line of credit increase, the mortgage loan, and the sale of the Company's diagnostic electrode and electrically conductive adhesive hydrogel business assets will be sufficient to support anticipated operating and capital spending requirements through fiscal year 2002 and contribute to the funding of longer-term growth and expansion of the business. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures; and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to form 10-Q for the quarter ended December 31, 2000.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


            The Regular Annual Meeting of Shareholders of the Company was held on April 17, 2001. The following matters were voted on by
            Shareholders:

            1. Approval of the sale of certain assets used in the Company's conductive products division pursuant to the Asset Purchase Agreement dated November 17, 2000, among the Company, The Ludlow Company LP and Sherwood Services AG.

            2. The election of six directors to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

            3. The ratification of the appointment of Grant Thornton LLP as the Company's independent auditor for the Company's current fiscal year.

            The results of the voting on these matters were as follows:

            1. Approval of the sale of certain assets used in the Company's conductive products division pursuant to the Asset Purchase Agreement dated November 17, 2000, among the Company, The Ludlow Company LP and Sherwood Services AG:

               For         Against       Abstain       Non-Vote       Total
            ---------      -------       -------       --------       ------
            2,353,375       33,173         9,564      1,191,852     3,587,964


            2.    Board of Directors:

                                                       Withhold
                                            For        Authority      Total
                                            ---        ---------      -----

            Lee M. Berlin                3,537,564      50,400      3,587,964
            Alan C. Hymes, M.D.          3,537,564      50,400      3,587,964
            Bert J. McKasy               3,537,564      50,400      3,587,964
            Marilyn K. Speedie, Ph.D.    3,537,564      50,400      3,587,964
            Donald C. Wegmiller          3,537,564      50,400      3,587,964
            Rodney A. Young              3,533,611      54,353      3,587,964

            3. Appointment of Grant Thornton LLP as independent auditor for the Company:

               For         Against       Abstain       Non-Vote       Total
            ---------      -------       -------       --------       ------
            3,525,689       20,340        41,935              -     3,587,964


Item 5.     OTHER INFORMATION

            None.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  Item No.  Item                                Method of Filing
                  --------  -----------------                   ----------------

                   10.1     Asset Purchase Agreement dated
                            March 13, 2001 by and among The
                            National Medical Products Co. Ltd.
                            and LecTec Corporation.             Filed herewith

            (b)   REPORTS ON FORM 8-K

                  On March 21, 2001 the Company filed a report on Form 8-K in connection with the signing of an Asset Purchase Agreement dated March 13, 2001 by and among The National Medical Products Co. Ltd. and LecTec Corporation.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date       May 15, 2001            /s/  Rodney A. Young
           ------------            ------------------------------------
                                   Rodney A. Young, Chief Executive
                                   Officer & President



Date       May 15, 2001            /s/  Douglas J. Nesbit
           ------------            --------------------------------------
                                   Douglas J. Nesbit, Chief Financial
                                   Officer & Secretary
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibits
--------

10.1 Asset Purchase Agreement dated March 13, 2001 by and among The National Medical Products Co. Ltd., and LecTec Corporation.