Form 10-K
period 2001-06-30
LECTEC CORP /MN/
filed 2001-09-28
CIK 805928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.


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

                              --------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share.

                              --------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 20, 2001 was $4,470,945 based upon the last reported sale price of the Common Stock at that date by the Nasdaq Stock Market.

         The number of shares outstanding of the Registrant's Common Stock as of September 20, 2001 was 3,922,384 shares.

                       ---------------------------------

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL
         LecTec Corporation (the "Company") is a health care and consumer products company that develops, manufactures and markets products based on its advanced skin interface technologies. Primary products include a complete line of over-the-counter ("OTC") therapeutic patches. The Company markets and sells its products to consumers through retail outlets (food, chain drug and mass merchandise stores), other consumer products companies, and direct via the Internet. All of the products manufactured by the Company are designed to be highly compatible with skin.

         The Company is an innovator in hydrogel-based topical delivery of therapeutic OTC medications which provide alternatives to creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication on to the skin. The Company holds multiple domestic and foreign patents.

         Effective January 14, 1999, the Company was certified as meeting the requirements of ISO 9001 and EN46001 quality system standards. Certification was granted by TUV Product Service GmbH. On September 21, 2001 the quality system was re-audited and certification was expanded to include ISO 13485, as well as recognition to be certified as a contract manufacturer for other consumer products companies. Meeting these standards confirms that the Company has achieved the highest level of quality systems compliance demonstrated by world-class design and manufacturing firms.

         The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs. In addition, existing technologies are being refined to focus on new skin care and comfort care consumer products targeting new retail customers and new markets.

         The Company was organized in 1977 as a Minnesota corporation. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (952) 933-2291.

RECENT DEVELOPMENTS

         During fiscal 2001 the Company significantly restructured, transforming from a technology-based company, to a consumer products company. Consistent with its new strategic focus, the Company is concentrating all of its efforts on its consumer products business, with its comparatively higher margins and current growth in revenues, and has exited the medical tape business and the conductive products business.

         During the third quarter of fiscal 2001, the Company sold its medical tape manufacturing equipment and other related assets. The sale of the medical tape equipment finalized the Company's plan, adopted at the end of fiscal year 2000, to exit the low margin medical tape business. The medical tape business included sales of individual slit roll widths of the standard paper, plastic and cloth products widely used in the health care industry and sales of large jumbo rolls which were converted by the customer into individual slit roll widths for ultimate sale to consumers. Sales of medical tapes accounted for approximately 1%, 13% and 22% of the Company's total sales for fiscal years 2001, 2000 and 1999 respectively. No sales are expected in fiscal 2002.

         During the fourth quarter of fiscal 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets which were used to produce the Company's conductive products. The conductive products include diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company will continue to manufacture, and supply to the buyer, certain conductive products for a portion of fiscal 2002. The Company will supply the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent thereafter. Sales of conductive products accounted for approximately 41%, 51% and 63% of the Company's total sales for fiscal years 2001, 2000 and 1999 respectively.

PRODUCTS

         The Company's core competency is skin interface hydrogel technology. This competency results in products which are compatible with human skin, thereby reducing skin irritation and reducing damage to the skin as well as the risk of infection. The products are convenient to use and less messy than creams and lotions. The adhesive characteristics, dimensions, drug stability, shelf life and manufacturability of the Company's products are highly consistent and reproducible from product to product.

         The Company designs, manufactures and markets topical ointment-based products for the application of OTC drugs. Therapeutic patch products use a hydrogel coated, breathable cloth patch to deliver OTC drugs and other therapeutic compounds onto the skin. Products currently manufactured using the adhesive-based patch technology are analgesics for localized pain relief, cooling gel comfort strips, vapor cough suppressants, anti-itch, cold sore and acne treatment products, wart removers, and a corn and callus remover. The analgesic, cooling, anti-itch and cold sore patches are marketed under the LecTec brand name TheraPatch(R). The acne treatment patches are marketed by Johnson & Johnson Consumer Products Company under the Neutrogena(R) On-the-Spot(R) Acne Patch and CLEAN & CLEAR(R) brand names. The vapor cough suppressant patches are marketed under the TheraPatch brand name as well as by Novartis Consumer Health, Inc. under the Triaminic(R) brand name. The wart removers and corn and callus removers are sold by LecTec to certain customers who market them under their own brand name.

         Sales of therapeutic consumer products accounted for approximately 58%, 36% and 15% of the Company's total sales for fiscal years 2001, 2000 and 1999 respectively.

MARKETING AND MARKETING STRATEGY

         The Company markets and sells its products to consumers through retail outlets (food, chain drug and mass merchandise stores), consumer products companies and via the Internet.

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

         In addition to the retail sales team hired for entry into the retail consumer products markets, the Company has sales teams which support sales to consumer products companies who sell directly to the consumer. Approximately 71% of the sales of the Company's consumer patch products during fiscal year 2001 were derived from contract manufacturing agreements with other companies that act as resellers of our products. Under these agreements, the Company's products are marketed and sold under another company's brand name and by another company's sales force. The Company's success depends in part upon its ability to enter into additional reseller agreements with new third parties while maintaining existing reseller relationships. The Company believes its relationships with existing third party resellers has been a significant factor in the success to date of its therapeutic consumer products business, and any deterioration or termination of these relationships would seriously harm business.

         The Company experiences seasonality in the sales of three of its therapeutic patch products. The vapor cough suppressant patches and cold sore patches experience increased sales during the cough and cold season which typically includes the winter months. The anti-itch patches experience increased sales during the summer months when insects bites and itching associated with poison oak/ivy/sumac are prevalent.

         The Company currently sells its products in the U.S. and Canada. In prior years, the Company also sold its conductive products in Europe, Latin America, Asia and the Middle East. Except for sales of the TheraPatch brand patch product into Canada, all of the Company's international sales were denominated in U.S. dollars, thus, most of the impact of the foreign currency transaction gains and losses were borne by the Company's customers. The Company does not believe the January 1, 1999 euro currency conversion has had a material impact on its financial statements. Export sales accounted for approximately 8%, 13% and 13% of total sales for 2001, 2000 and 1999 respectively.

         The Company's international sales are made by the Company's corporate sales force. The Company does not maintain a separate international marketing staff or operations. The following table sets forth export sales by geographic area:


                                      Years ended June 30
                        --------------------------------------------------
                           2001                2000                1999
                        ----------          ----------          ----------
Europe                    $815,796          $1,006,412          $1,216,199
Latin America              139,613             547,904             371,654
Asia                        72,851              46,279              31,935
Canada                     215,686             298,884               7,011
Other                        7,950              36,234              28,333
                        ----------          ----------          ----------

Total Export Sales      $1,251,896          $1,935,713          $1,655,132
                        ==========           =========           =========


CUSTOMERS

         Novartis Consumer Health, Inc. (Novartis) accounted for 20% of the Company's total sales for the year ended June 30, 2001. Fiscal 2001 was the first full year of sales to Novartis. The Company's reseller agreement with Novartis provides that Novartis will purchase from the Company hydrogel patches which emit vapors that, when inhaled, provide relief of cough and cold symptoms. The agreement has an initial term that expires May 15, 2005. The Company's principal duty under the agreement is to manufacture the patches ordered by Novartis. The Company may not manufacture the patches or any other vapor patches in the pediatric field of use and in the United States to any other reseller, but may manufacture and sell competing patches under the Company's own brand name. The agreement does not require Novartis to purchase a minimum quantity each year. The Company's results of operations could be harmed if Novartis decreased the purchases it makes under the agreement. In addition, if the agreement were cancelled, which Novartis has the right to do upon six months notice, the Company's results of operations would be harmed. If the Company is unable to extend or renew the agreement upon its expiration, its results of operations would be harmed.

         Johnson & Johnson Consumer Products Company (J&J) accounted for 10% of the Company's total sales for the year ended June 30, 2001. Fiscal 2001 was the first full year of sales to J&J. The reseller agreement with J&J provides that J&J will purchase from the Company hydrogel patches for use in the treatment of acne. The agreement has an initial term that expires May 24, 2002. The Company's principal duty under the agreement is to manufacture and sell the patches ordered by J&J. Under the terms of the agreement J&J is required to purchase a minimum amount of patches in each year of the initial two-year term. During the term of the agreement, J&J has the exclusive worldwide right to market, sell and distribute the patches and the right of first negotiation as to any of the Company's new acne products utilizing the same technology as the patches. The Company's operations would be harmed if the reseller purchased only the minimum requirement. In addition, if the agreement were cancelled due to the Company's breach, the Company's results of operations would be harmed. If the Company is unable to extend or renew the agreement upon its expiration, its results of operations would be harmed.

         Spacelabs Burdick Inc. accounted for 12%, 17% and 22% of the Company's total sales for the fiscal years 2001, 2000 and 1999. This conductive products customer will no longer generate sales due to the sale of the assets of the Company's conductive products division during the year.

         The Company sold its products to approximately 310, 275 and 240 active customers (excluding TheraPatch sales to individual consumers) during 2001, 2000 and 1999. The Company's backlog orders (purchase orders received from customers for future shipment) as of August 10, 2001 totaled $3,606,000 (all of which the Company expects to fill in fiscal 2002), compared with approximately $3,170,000 on August 11, 2000.

COMPETITION

         The market for OTC drug delivery patches is highly competitive. Firms in the consumer and medical industries compete on the basis of product performance, pricing, distribution and service. Competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and consumer product companies who have significantly greater financial, marketing and technological resources than the Company. However, the Company believes that it competes on the basis of proprietary technology, speed-to-market, flexibility, innovative "first-in-category" patches, customer focus and its ability to manufacture and market its products to targeted market segments.

         The Company's OTC TheraPatch family of analgesic, cooling, vapor, anti-itch and cold sore patches competes with ointments, lotions and creams manufactured by various competitors including Mentholatum/Rohto Pharmaceuticals, Inc.

MANUFACTURING

         The Company manufactures its therapeutic membranes at the Company's Minnetonka, Minnesota facility. The Minnetonka facility also processes raw materials and manufactures the Company's therapeutic products. The Company's second facility in Edina, Minnesota is the primary site for the packaging of therapeutic products and the majority of the Company's warehouse capacity. The Company believes that the raw materials used in manufacturing its products are generally available from multiple suppliers.

RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new and improved products and new technologies.

         The Company may develop products internally, jointly with corporations and/or with inventors from outside the Company. The Company may then market resulting products by sponsoring partners or through a marketing arrangement with appropriate health care companies. Research and development contract opportunities are evaluated on an individual basis.

         The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs. In addition, existing technologies are being refined to focus on new products targeting new customers and new markets.

         During fiscal years 2001, 2000 and 1999, the Company spent approximately $920,000, $1,095,000 and $1,170,000 on research and development respectively.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

         The Company's Quality System includes design development planning, testing, manufacturing, packaging, labeling and distribution of the Company's products which are subject to federal and foreign regulations, and in some instances, state and local government regulations.

UNITED STATES REGULATION

         The products manufactured by the Company's consumer products division are classified as either non-drugs or over-the-counter, or OTC drugs, which are either not regulated or regulated with published FDA OTC monographs, which are used to regulate drugs that contain ingredients known to be safe and effective. The monographs set out acceptable ingredients, combinations, concentrations and specific labeling requirements.

         Until all finished good electrodes sold in the United States reach their expiration date, the Company will continue to be subject to federal Food and Drug Administration (the "FDA") policy including current Good Manufacturing Practices ("GMP") and quality system regulations.

         The Company's hydrogels sold domestically also continue to be subject to GMP and quality system regulations as they are sold to OEMs and distributors for processing into finished commercial goods.

FOREIGN REGULATION

         The Company's topical OTC drug delivery patches are marketed in Canada under applicable Canadian OTC monographs where appropriate, and are reviewed and approved prior to commercialization by the Health Protection branch of Health Canada.

         The Company's electrodes previously sold into the European Community (the "EC") were considered to be Class I, non-sterile and non-measuring medical devices. These products were "CE" marked and "self declared" as being compliant to the Medical Device Directive 93/42/EEC.

ENVIRONMENTAL REGULATION

         The Company does not use solvents that have an adverse effect on the environment in the manufacturing of its products. The Company does not anticipate any major expenditure for environmental controls during the next fiscal year.

PATENTS AND TRADEMARKS

         The Company has U.S. and foreign patents on adhesive hydrogels, electrodes and transdermal and topical delivery systems. Thirteen active U.S. patents and four active international patents are currently assigned or licensed to the Company. Twenty-two U.S. and foreign applications are pending including two which are on appeal. Foreign patent applications are pending in numerous European countries, Canada and Japan. The patents most pertinent to the Company's major products have a remaining duration ranging from eight to twenty years. Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage.

         One trademark registration was received in fiscal 2001. Two trademark registrations are pending.

         The Company expects that its products will be subject to continuous modifications due to improvements in materials and technological advances for medical products. Therefore, the Company's continued success does not depend solely upon ownership of patents, but upon technical expertise, creative skills and the ability to forge these talents into the timely release of new products.

         The Company uses both patents and trade secrets to protect its proprietary property and information. In addition, the Company monitors competitive products and patent publications to be aware of potential infringement of its rights. To the extent the Company relies on confidential information to maintain competitive position, there can be no assurance that other parties will not independently develop the same or similar information.

EMPLOYEES

         As of June 30, 2001, the Company employed 94 full-time employees. None of the Company's employees are represented by labor unions or other collective bargaining units. The Company believes relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age      Title
---------------------      ---      --------------------------------------------------------
Rodney A. Young             46      Chairman, Chief Executive Officer and President
Douglas J. Nesbit           49      Chief Financial Officer, Secretary and Treasurer
Timothy P. Fitzgerald       61      Vice President, Operations
John D. LeGray              55      Vice President, Quality Assurance and Regulatory Affairs
William J. Tourek           53      Vice President, Research and Development
Jane M. Nichols             55      Vice President, Marketing and New Business Development
Timothy R. J. Quinn         40      Vice President, Consumer Products


         Rodney A. Young, 46 years old, was appointed a Director, Chief Executive Officer and President of LecTec in August 1996. In November 1996 he was appointed as Chairman of the Board. Prior to assuming the leadership role with LecTec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. Mr. Young also serves as a Director of Possis Medical, Inc., Delta Dental Plan of Minnesota, as well as Health Fitness Corporation.

         Douglas J. Nesbit is Chief Financial Officer, Secretary and Treasurer. He joined the Company in August 2000. Mr. Nesbit's 24-year professional background includes public accounting experience with the big five firm of KPMG, LLP. Prior to joining LecTec he was the Chief Financial Officer at Total Solutions Group, Inc. and Corporate Treasurer at Secure Computing Corporation.

         Timothy P. Fitzgerald is Vice President, Operations. He joined the Company in February 2000. Mr. Fitzgerald's 41-year career includes technical and senior management positions at Bell & Howell Co., International Data Engineering, Inc. and Varitronic Systems, Inc.

         John D. LeGray is Vice President, Quality Assurance and Regulatory Affairs. He joined the Company in September 1997. Mr. LeGray's 34-year career includes technical and management positions at DiaSorin Inc., Bayer Corporation and Abbott Laboratories.

         William J. Tourek is Vice President, Research and Development. He joined the Company in February 2001. Mr. Tourek's 26-year career includes technical and management positions in pharmaceutical development at Upsher-Smith Laboratories and Boehringer Ingelheim Corporation (Roxane Laboratories).

         Jane M. Nichols is Vice President, Marketing and New Business Development. She joined the Company in April 1997. Ms. Nichols' 29-year career includes clinical, technical and management roles at Methodist Hospital and Park Nicollet Medical Centers, and senior marketing positions at 3M Company and Ecolab.

         Timothy R. J. Quinn is Vice President and General Manager, Consumer Products. He joined the Company in May 1998. He has 21 years of sales and marketing experience in the consumer products industry. Prior to joining LecTec, he was Vice President of Sales at Redmond Products. Prior to Redmond, Mr. Quinn served in a variety of sales and marketing management positions for Lederle Laboratories and General Foods Corporation.

ITEM 2.  PROPERTIES
-------  ----------

         The Company owns a building located in Minnetonka, Minnesota, containing 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. In addition, the Company leases a building in Edina, Minnesota containing 29,000 square feet of manufacturing and warehouse space. The Edina building lease term extends through June 30, 2002.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

         The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol LECT.

         The following table sets forth the high and low daily trade price information for the Company's common stock for each quarter of fiscal 2001 and 2000. Such prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

YEARS ENDED JUNE 30,         2001                          2000
                      ------------------           -------------------
                      HIGH           LOW           HIGH            LOW
                      ----          ----           ----           ----
First Quarter        $4.22         $2.00          $4.38          $2.69

Second Quarter        2.75          1.00           3.13           1.19

Third Quarter         3.13          1.56           5.00           1.38

Fourth Quarter        3.00          1.56           4.88           2.00

         As of September 20, 2001 the Company had 3,922,384 shares of common stock outstanding, and 296 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

         The Company has not declared or paid cash dividends on its common stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------  ------------------------------------

         Please see Item 1 of this report for information regarding the disposition of significant business operations that affect the comparability of the information set forth below.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                         Year ended June 30,
                                   -----------------------------------------------------------------------------------------
                                           2001                2000                1999             1998             1997
                                           ----                ----                ----             ----             ----
Net sales                             $ 15,928,832        $ 14,596,346        $ 12,279,075     $ 12,922,365     $ 12,256,327
Gross profit                             5,422,601           5,121,217(3)        4,093,561        3,715,032        4,324,180
Loss from operations                    (3,315,622)(1)      (2,890,497)(4)      (1,771,324)        (474,935)      (2,215,951)(5)
Earnings (loss) before equity
   in losses of unconsolidated
   subsidiary                            1,343,492(2)       (2,859,276)(4)      (1,683,257)        (404,061)      (2,140,660)(5)
Equity in losses of unconsoli-
   dated subsidiary                             --                  --                  --               --          126,067

Net earnings (loss)                      1,343,492(2)       (2,859,276)(4)      (1,683,257)        (404,061)      (2,266,727)(5)
Net earnings (loss) per share
   Basic                                       .34(2)             (.74)(4)            (.43)            (.10)            (.59)(5)
   Diluted                                     .34(2)             (.74)(4)            (.43)            (.10)            (.59)(5)

CONSOLIDATED BALANCE SHEET DATA


                                                                          June 30,
                                   -----------------------------------------------------------------------------------------
                                           2001                2000                1999             1998             1997
                                           ----                ----                ----             ----             ----
Cash, cash equivalents and
   short-term investments             $  3,376,723        $    100,171        $  1,022,025     $  2,186,532     $  1,242,777
Current assets                           7,301,333           5,236,110           5,904,111        6,728,531        6,873,696
Working capital                          4,279,728           1,512,561           3,497,926        5,335,861        4,035,084
Property, plant and equipment, net       2,422,494           3,039,088           4,028,491        4,306,568        4,592,304
Long-term investments                           --                  --                  --            8,676            8,013
Total assets                             9,967,776           8,474,549          10,132,573       11,317,774       11,837,356
Long-term liabilities                      859,623              31,184             217,868          222,000          211,000
Shareholders' equity                     6,086,548           4,719,816           7,508,520        9,703,104        8,787,744


(1) Includes a nonrecurring restructuring charge of $303,759 related to the sale of the conductive business assets.

(2) Includes a nonrecurring restructuring charge of $303,759 related to the sale of the conductive business assets and a gain on disposition of assets of $4,662,210 related to the sale of the conductive business assets and the disposition of the medical tape assets.

(3) Includes a charge of $85,000 related to the impairment of inventory of the medical tape product line.

(4) Includes a charge of $730,000 or $.19 per share related to the plan to exit the medical tape product line.

(5) Includes a nonrecurring restructuring charge of $2,180,353 or $.57 per share related to the elimination of the Pharmadyne subsidiary.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         During the third quarter of fiscal 2001, the Company sold its medical tape manufacturing equipment and other related assets. Net proceeds from the sale were $630,000 consisting of the purchase price of $700,000 less transaction costs of $70,000. The Company realized a gain on the sale of $103,624. The gain resulted from achieving a higher sales price for the assets than originally projected. The sale of the medical tape equipment finalized the Company's plan to exit the medical tape business which was adopted at the end of the fiscal year 2000. Adoption of this plan originally resulted in a charge of $645,000 during fiscal year 2000 related to the write-down of the medical tape equipment to its estimated fair market value, net of disposal costs, of $525,000 at June 30, 2000.

         During the fourth quarter of fiscal 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets which were used to produce the Company's conductive products. Net proceeds from the sale were $6,036,988 consisting of the purchase price of $7,268,404 less transaction costs of $1,231,416. The net assets sold as part of the transaction were carried at a cost of $1,478,402. The Company realized a gain on the sale of $4,558,586. Under a manufacturing and supply agreement between the Company and the buyer, the Company will continue to manufacture, and supply to the buyer, certain conductive products for a portion of fiscal 2002. The Company will supply the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent thereafter.

         A non-recurring restructuring charge of $303,759 was incurred in the fourth quarter of fiscal 2001 relating to the sale of the Company's conductive business assets. The restructuring charge consists primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. The separation costs includes the termination of production and administrative employees, of which six were terminated on June 28, 2001. The total restructuring charge decreased the 2001 net income per basic and diluted share by $.08. The Company expects to complete the restructuring during fiscal 2002.

         On September 5, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. The change is effective immediately. The Company will file a Transition Report on Form 10-K for the six months ended December 31, 2001.

NET SALES

         Net sales were $15,928,832 in fiscal 2001, an increase of 9.1% from net sales of $14,596,346 in fiscal 2000. Net sales were $12,279,075 in fiscal 1999. The increase in both fiscal 2001 and fiscal 2000 net sales was primarily the result of increased therapeutic consumer product sales, partially offset by decreased medical tape and conductive product sales.

         Net sales of therapeutic consumer products increased 77.0% in fiscal 2001 to $9,237,472 from $5,218,199 in fiscal 2000. Net sales of therapeutic consumer products were $1,804,249 in fiscal 1999. The increase in fiscal 2001 was primarily the result of sales of the new vapor product to Novartis Consumer Health, Inc as well as sales of the acne product to Johnson & Johnson Consumer Products Worldwide. The increase in fiscal 2000 was primarily the result of increased TheraPatch product sales, which increased 127.1%, and sales of the new acne product to Johnson & Johnson Consumer Products Worldwide. Management believes that sales of the Company's therapeutic patch products will represent substantially all of total net sales during fiscal 2002 due to continued sales growth of the vapor and acne products, increased TheraPatch brand name recognition and the sale of the conductive business assets.

         Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 11.9% in fiscal 2001 to $6,563,924 from $7,450,755 in fiscal 2000. Net conductive product sales were $7,758,286 in fiscal 1999. The decrease in fiscal 2001 was primarily the result of the sale of the assets of the conductive products division in the fourth quarter. The decrease in fiscal 2000 net sales was primarily due to a decrease in units sold. The Company expects fiscal 2002 conductive sales to decrease significantly due to the sale of the assets of the conductive products division. Under a manufacturing and supply agreement between the Company and the buyer, the Company will continue to manufacture, and supply to the buyer, certain conductive products for a portion of fiscal 2002. The Company will supply the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent thereafter.

         Net sales of medical tapes decreased by 93.4% in fiscal 2001 to $127,436 from $1,927,392 in fiscal 1999. Net medical tape sales were $2,716,540 in fiscal 1999. The decrease in fiscal 2001 was primarily the result of exiting the medical tape business. The decrease in fiscal 2000 was primarily the result of reduced sales to low-margin slit roll tape customers. The Company expects no medical tape sales in fiscal 2002 due to the sale of its medical tape manufacturing equipment in the third quarter of fiscal 2001 which finalized the Company's plan to exit the medical tape business.

         Export sales, consisting primarily of electrodes, semi-finished conductive products sold to overseas converters for final processing, packaging and marketing, as well as TheraPatch brand therapeutic consumer products, were 8%, 13% and 13% of total net sales in fiscal 2001, 2000 and 1999 respectively. All international sales were in U. S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales decreased by $683,817 in fiscal 2001 primarily as a result of the exit from the medical tape business and the sale of the assets of the conductive products division. The Company expects fiscal 2002 international sales to decrease significantly due to the sale of the assets of the conductive products division.

GROSS PROFIT

         The Company's gross profit was $5,422,601 in fiscal 2001, up from $5,121,217 in fiscal 2000. Gross profit was $4,093,561 in fiscal 1999. As a percentage of net sales, gross profit was 34.0 % in fiscal 2001, 35.1% in fiscal 2000 and 33.3% in fiscal 1999. Gross profit in fiscal 2001 increased by 5.9% from the prior year and gross profit in fiscal 2000 increased by 25.1% from the prior year. The increase in gross profit in fiscal 2001 resulted primarily from increased sales. The slight decrease in gross profit percent in 2001 resulted primarily from the Company entering into a manufacturing and supply agreement with the buyer of the assets of the conductive products division to continue to manufacture, and supply the buyer certain conductive products at the Company's cost. The increase in gross profit in fiscal 2000 resulted primarily from a shift in the sales mix to higher margin therapeutic consumer products.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses totaled $4,377,580 or 27.5% of net sales in fiscal 2001, compared to $3,672,908 or 25.2% of net sales in fiscal 2000, and $2,187,710 or 17.8.% of net sales in fiscal 1999. The fiscal 2001 increase was primarily due to an increase of $697,000 in media advertising expense related to a TV ad campaign for TheraPatch Anti-Itch for Kids. The fiscal 2000 increase was primarily due to increases of $280,000 in TheraPatch related advertising, $256,000 in cooperative marketing retail promotions and $607,000 in slotting fees. The Company anticipates sales and marketing expenses as a percent of sales in fiscal 2002 will be comparable to fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $2,957,098 or 18.6% of net sales in fiscal 2001, compared to $2,598,998 or 17.8% of net sales in fiscal 2000, and $2,507,432 or 20.4% of net sales in fiscal 1999. The increase in fiscal 2001 was primarily due to an increase of $270,000 in payroll related expenses, and employment fees related to the hiring of a new CFO. The increase in fiscal 2000 was primarily the result of an increase of $154,000 in consulting expense which more than offset a decrease in legal expenses. Legal expense in the prior year included approximately $126,000 related to the re-negotiation and modification of the license agreement for the development and commercialization of cotinine as well as legal expenses associated with work on new and existing patents. The Company anticipates general and administrative expenses as a percent of sales in fiscal 2002 will be comparable to fiscal 2001.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses totaled $919,786 or 5.8% of net sales in fiscal 2001, compared to $1,094,808 or 7.5% of net sales in fiscal 2000, and $1,169,743 or 9.5% of net sales in fiscal 1999. The decrease in fiscal 2001 primarily resulted from a decrease of $60,000 in test run production costs. The decrease was primarily the result of decreased activity due to exiting the conductive products and tape business segments. The decrease in fiscal 2000 primarily reflects a decrease of $60,000 in test-run production costs. Management believes that research and development expenditures as a percent of sales will be comparable in fiscal 2002 to fiscal 2001.

OTHER INCOME AND EXPENSE

         Interest expense totaled $151,272 in fiscal 2001 compared to $35,405 in fiscal 2000 and $1,173 in fiscal 1999. The increase in fiscal 2001 was primarily due to interest expense associated with increased borrowings on the line of credit and interest expense associated with the mortgage agreement. The increase in fiscal 2000 was primarily due to interest expense associated with the line of credit. Gain on disposition of assets totaled $4,622,210 in fiscal 2001 due to the sale of the conductive business assets and the disposition of the medical tape equipment. There was no gain on disposition of assets in fiscal 2000 and fiscal 1999. Other income decreased to $16,176 in fiscal 2001 from $27,692 in fiscal 2000 and $89,240 in fiscal 1999 primarily due to decreased interest income as a result of lower cash and cash equivalent balances.

INCOME TAXES

         The Company recorded an income tax expense in fiscal 2001 of $48,000, an income tax benefit in fiscal 2000 of $38,934 and no income tax expense or benefit in fiscal 1999. The income tax expense in fiscal 2001 resulted from an alternative minimum tax liability after offsetting regular taxable income with prior years net operating loss carry forwards. The income tax benefit in fiscal 2000 resulted primarily from the refund of taxes previously paid by the Company's foreign sales corporation. The foreign sales corporation was dissolved during fiscal 2000. There was no income tax benefit recorded during fiscal 2000 and fiscal 1999 related to the loss before income taxes since the tax benefit may not be realizable by the Company.

OPERATIONS SUMMARY

         The net earnings from fiscal 2001 resulted primarily from the gain on the sale of the assets of the conductive products division, which was partially offset by a non-recurring restructuring charge. Excluding the gain and restructuring charge, the Company incurred a comparable net loss to fiscal 2000. The net loss excluding the gain and restructuring charge for fiscal 2001 resulted primarily from an increase in advertising expenses associated with retail sales of the Company's TheraPatch products which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume. The net loss for fiscal 2000 resulted primarily from increased sales and marketing expenses and charges related to the plan to exit the medical tape business which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume and a shift in the sales mix toward higher-margin therapeutic consumer products. The net loss for fiscal 1999 resulted primarily from increased sales and marketing expenses related to the Company's investment in the consumer products market and increased general and administrative expenses, primarily those expenses related to the modification of the cotinine license agreement and achievement of ISO 9001 and EN 46001 certification.

EFFECT OF INFLATION

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $3,276,552 to $3,376,723 at June 30, 2001 from $100,171 at June 30, 2000. This increase was primarily due to the net proceeds from the disposition of assets in fiscal 2001 of $6,666,988 which was partially offset by the net loss excluding the gain on disposition of assets and non-recurring restructuring charge of $3,014,959. Accounts receivable decreased by $1,067,475 to $1,578,235 primarily due to accounts receivable sold as part of the sale of the assets of the conductive products division. Inventories decreased by $195,748 to $2,051,938 primarily due to inventory sold as part of the sale of the assets of the conductive products

         Working capital totaled $4,279,728 at June 30, 2001, compared to $1,512,561 at the end of fiscal 2000. The Company's current ratio was 2.4 at June 30, 2001 compared to 1.4 at June 30, 2000.

         Capital spending for plant improvements and equipment totaled $371,906 in fiscal 2001. The Company entered into a purchase commitment for production machinery in the amount of $154,482 during fiscal 2001. This purchase commitment will be fulfilled sometime in the first six months of fiscal 2002. Net property, plant and equipment decreased by $616,594 to $2,422,494 at June 30, 2001 from $3,039,088 at June 30, 2000, reflecting equipment sold as part of the sale of the assets of the conductive products division and the excess of depreciation expense over capital spending.

         Accounts payable decreased by $401,254 to $1,175,728 at June 30, 2001 from $1,576,982 at June 30, 2000 primarily due to accounts payable sold as part of the sale of the assets of the conductive products division as well as a decrease in the average number of days outstanding before payment.

         The Company finalized a $2,000,000 asset-based line of credit in November, 1999. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. There were no borrowings outstanding on the line of credit at June 30, 2001. Borrowings outstanding on the line of credit were $837,542 at June 30, 2000. The Company was in compliance with all covenants at June 30, 2001. During fiscal 2001, the Company entered into a mortgage agreement with gross proceeds of $820,000. Shareholders' equity increased by $1,366,732 to $6,086,548 as of June 30, 2001 from $4,719,816 as of June 30, 2000, primarily due to the net earnings incurred during 2001.

         Management believes that existing cash and cash equivalents, internally-generated cash flow, and the existing secured line of credit including the line of credit increase will be sufficient to support anticipated operating and capital spending requirements through June 30, 2002 and contribute to the funding of longer-term growth and expansion of the business. Management is also evaluating additional sources of capital that may be appropriate for funding longer-term growth and expansion. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.01 to this from 10-K for the year ended June 30, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars with the exception of TheraPatch sales to Canadian customers, precluding the need for foreign currency hedges. Canadian sales have not been material. Additionally, the Company invests in money market funds which experience minimal volatility. Thus, the exposure to market risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

LecTec Corporation Financial Statements Furnished Pursuant to the Requirements of Form 10-K.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Shareholders and
Board of Directors
LecTec Corporation

                We have audited the accompanying balance sheets of LecTec Corporation as of June 30, 2001 and 2000, and the related statements of operations, comprehensive earnings (loss), shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                We have also audited Schedule II of LecTec Corporation for each of the three years in the period ended June 30, 2001. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.


                                        /s/ Grant Thornton LLP

Minneapolis, Minnesota
August 7, 2001

                               LECTEC CORPORATION

                                 BALANCE SHEETS

                                                                            June 30,
                                                                    ------------------------
                ASSETS                                                 2001          2000
                                                                    ----------    ----------
CURRENT ASSETS
   Cash and cash equivalents                                        $3,376,723    $  100,171
   Receivables
     Trade, net of allowances of $108,500 and
        $127,100 at June 30, 2001 and 2000                           1,519,232     2,642,880
     Other                                                              59,003         2,830
   Inventories                                                       2,051,938     2,247,686
   Prepaid expenses and other                                          294,437       220,514
   Investments                                                              --        22,029
                                                                    ----------    ----------

                Total current assets                                 7,301,333     5,236,110

PROPERTY, PLANT AND EQUIPMENT
     Land                                                              247,731       247,731
     Building and improvements                                       1,971,031     1,963,364
     Equipment                                                       4,439,139     4,995,822
     Furniture and fixtures                                            414,857       414,857
                                                                    ----------    ----------
                                                                     7,072,758     7,621,774
     Less accumulated depreciation                                   4,650,264     4,582,686
                                                                    ----------    ----------
                                                                     2,422,494     3,039,088

OTHER ASSETS
   Patents and trademarks, less accumulated amortization
      of $1,189,787 and $1,293,871 at June 30, 2001 and 2000           243,949       199,351
                                                                    ----------    ----------

                                                                    $9,967,776    $8,474,549
                                                                    ==========    ==========





The accompanying notes are an integral part of these statements

                LIABILITIES AND
                  SHAREHOLDERS' EQUITY

                                                                     June 30,
                                                          -----------------------------
                                                              2001             2000
                                                          ------------     ------------
CURRENT LIABILITIES
   Note payable to bank                                   $         --     $    837,542
   Current maturities of long-term obligations                  38,311           22,562
   Accounts payable                                          1,175,728        1,576,982
   Accrued expenses
     Payroll related                                           366,467          371,405
     Retail support programs                                   595,509          421,489
     Other                                                     495,892          333,569
   Customer deposits                                            75,000          160,000
   Restructuring charges                                       274,698               --
                                                          ------------     ------------

                Total current liabilities                    3,021,605        3,723,549

LONG-TERM OBLIGATIONS, less current maturities                 859,623           31,184

COMMITMENTS AND CONTINGENCIES                                       --               --

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 3,922,384 and 3,904,465 shares
      issued and outstanding at June 30, 2001 and 2000          39,224           39,045
   Additional contributed capital                           11,344,166       11,316,260
   Accumulated other comprehensive gain                             --            4,845
   Accumulated deficit                                      (5,296,842)      (6,640,334)
                                                          ------------     ------------
                                                             6,086,548        4,719,816
                                                          ------------     ------------

                                                          $  9,967,776     $  8,474,549
                                                          ============     ============

                               LECTEC CORPORATION

                            STATEMENTS OF OPERATIONS

                                                             Years ended June 30,
                                               ----------------------------------------------
                                                   2001             2000             1999
                                               ------------     ------------     ------------
Net sales                                      $ 15,928,832     $ 14,596,346     $ 12,279,075
Cost of goods sold                               10,506,231        9,475,129        8,185,514
                                               ------------     ------------     ------------

        Gross profit                              5,422,601        5,121,217        4,093,561

Operating expenses
   Sales and marketing                            4,377,580        3,672,908        2,187,710
   General and administrative                     2,957,098        2,598,998        2,507,432
   Research and development                         919,786        1,094,808        1,169,743
   Restructuring charge                             303,759               --               --
   Medical tape asset impairment                         --          645,000               --
                                               ------------     ------------     ------------
                                                  8,558,223        8,011,714        5,864,885
                                               ------------     ------------     ------------

        Loss from operations                     (3,315,622)      (2,890,497)      (1,771,324)

Other income (expenses)
   Interest expense                                (151,272)         (35,405)          (1,173)
   Gain on disposition of assets                  4,662,210               --               --
   Other, net                                        16,176           27,692           89,240
                                               ------------     ------------     ------------

        Earnings (loss) before income taxes       1,391,492       (2,898,210)      (1,683,257)

Income taxes                                         48,000          (38,934)              --
                                               ------------     ------------     ------------

        Net earnings (loss)                    $  1,343,492     $ (2,859,276)    $ (1,683,257)
                                               ============     ============     ============

Net earnings (loss) per share
   Basic                                       $       0.34     $      (0.74)    $      (0.43)
   Diluted                                     $       0.34     $      (0.74)    $      (0.43)

Weighted average shares outstanding
   Basic                                          3,911,577        3,885,911        3,906,694
   Diluted                                        3,925,851        3,885,911        3,906,694




The accompanying notes are an integral part of these statements.

                               LECTEC CORPORATION

                   STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)



                                                         Years ended June 30,
                                             ------------------------------------------
                                                 2001           2000            1999
                                             -----------    -----------     -----------
Net earnings (loss)                          $ 1,343,492    $(2,859,276)    $(1,683,257)

Other comprehensive income (loss)

   Unrealized holding gains (losses)
      arising during period on securities
      available for sale                              --         16,686          (3,333)
                                             -----------    -----------     -----------
                                                      --         16,686          (3,333)
                                             -----------    -----------     -----------

Comprehensive earnings (loss)                $ 1,343,492    $(2,842,590)    $(1,686,590)
                                             ===========    ===========     ===========





The accompanying notes are an integral part of these statements.

                               LECTEC CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                         Accumulated
                                                   Common stock            Additional       other                        Total
                                           ---------------------------    contributed   comprehensive   Accumulated   shareholders'
                                              Shares         Amount        capital       gain (loss)      deficit        equity
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at July 1, 1998                       4,036,000   $     40,360   $ 11,769,053   $     (8,508)  $ (2,097,801)  $  9,703,104
   Net loss                                          --             --             --             --     (1,683,257)    (1,683,257)
   Common shares issued upon exercise
    of options                                    1,000             10          2,390             --             --          2,400
   Unrealized loss on securities
    available-for-sale                               --             --             --         (3,333)            --         (3,333)
   Common shares issued in connection
    with the employee stock purchase plan        15,126            151         32,855             --             --         33,006
   Shares repurchased                          (175,650)        (1,756)      (541,644)            --             --       (543,400)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1999                      3,876,476         38,765     11,262,654        (11,841)    (3,781,058)     7,508,520
   Net loss                                          --             --             --             --     (2,859,276)    (2,859,276)
   Common shares issued upon exercise of
    options                                         500              5          1,295             --             --          1,300
   Unrealized gain on securities
available-for-sale                                   --             --             --         16,686             --         16,686
   Common shares issued in connection
    with the employee stock purchase plan        27,489            275         52,311             --             --         52,586
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2000                      3,904,465         39,045     11,316,260          4,845     (6,640,334)     4,719,816
   Net earnings                                      --             --             --             --      1,343,492      1,343,492
   Realized loss on securities available
    for sale                                         --             --             --         (4,845)            --         (4,845)
   Common shares issued in connection
    with the employee stock purchase plan        17,919            179         27,906             --             --         28,085
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2001                      3,922,384   $     39,224   $ 11,344,166   $         --   $ (5,296,842)  $  6,086,548
                                           ============   ============   ============   ============   ============   ============





The accompanying notes are an integral part of these statements.

                               LECTEC CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                          Years ended June 30,
                                                                              -------------------------------------------
                                                                                  2001            2000            1999
                                                                              -----------     -----------     -----------
Cash flows from operating activities:
   Net earnings (loss)                                                        $ 1,343,492     $(2,859,276)    $(1,683,257)
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Medical tape asset impairment and inventory write-down                          --         730,000              --
       Gain on disposition of assets                                           (4,662,210)             --              --
       Restructuring charge                                                       274,698              --              --
       Depreciation and amortization                                              521,276         908,024         851,087
       Deferred income taxes                                                           --         157,000              --
         Changes in operating assets and liabilities, net of dispositions:
              Trade and other receivables                                        (297,647)       (294,165)        (61,620)
              Refundable income taxes                                                  --              --          52,000
              Inventories                                                        (177,646)       (336,162)       (278,513)
              Prepaid expenses and other                                          (73,923)        (45,840)        (71,611)
              Accounts payable                                                   (103,675)        265,643         835,761
              Accrued expenses                                                    337,513          42,917         167,154
              Customer deposits                                                   (85,000)        160,000              --
                                                                              -----------     -----------     -----------

                Net cash used in operating activities                          (2,923,122)     (1,271,859)       (188,999)

Cash flows from investing activities:
   Purchase of property, plant and equipment                                     (371,906)       (424,448)       (419,469)
   Investment in patents and trademarks                                          (141,215)       (138,553)        (79,513)
   Net proceeds from disposition of assets                                      6,666,988              --              --
   Proceeds from the sale of investments                                           11,076              --              --
                                                                              -----------     -----------     -----------
                Net cash provided by (used in) investing activities             6,164,943        (563,001)       (498,982)

Cash flows from financing activities:
   Issuance of common stock                                                        28,085          53,586          35,006
   Repurchases and retirement of common stock                                          --              --        (543,400)
   Net borrowings (repayments) on note payable                                   (837,542)        837,542              --
   Proceeds from borrowing on long-term obligations                               867,703          33,649          36,849
   Repayment of long-term obligations                                             (23,515)        (11,771)         (4,981)
                                                                              -----------     -----------     -----------

                Net cash provided by (used in) financing activities                34,731         913,006        (476,526)
                                                                              -----------     -----------     -----------

                Net increase (decrease) in cash and cash
                   equivalents                                                  3,276,552        (921,854)     (1,164,507)

Cash and cash equivalents at beginning of year                                    100,171       1,022,025       2,186,532
                                                                              -----------     -----------     -----------

Cash and cash equivalents at end of year                                      $ 3,376,723     $   100,171     $ 1,022,025
                                                                              ===========     ===========     ===========

                               LECTEC CORPORATION

                      STATEMENTS OF CASH FLOWS - CONTINUED




                                                        Years ended June 30,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
Supplemental disclosure of cash flow
information:

     Cash paid during the year for interest       $161,664   $ 28,085   $    792

     Cash paid during the year for income taxes   $  2,000   $     --   $ 22,010







The accompanying notes are an integral part of these statements.

                               LECTEC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




NOTE A  -  SUMMARY OF ACCOUNTING POLICIES

   LecTec Corporation (the "Company") is primarily engaged in the research, design, manufacture and sale of therapeutic consumer products. The Company's customers are located throughout the United States as well as Canada. Subsequent to June 30, 2001, the Company changed its year end to December 31, from June 30. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Cash and Cash Equivalents
   -------------------------

   The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. At times cash and cash equivalents may be in excess of FDIC insurance limits.

   Accounts Receivable
   -------------------

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluation of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management expectations.

   Investments
   -----------

   The Company's investments are classified as available-for-sale and are reported at fair value. The Company utilizes the specific identification method in computing realized gains and losses.

   Inventories
   -----------

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                                         June 30
                                             ---------------------------
                                                2001             2000
                                             ----------       ----------

                Raw materials                $1,517,167       $1,666,544
                Work in process                   4,850           23,202
                Finished goods                  529,921          557,940
                                             ----------       ----------

                                             $2,051,938       $2,247,686
                                             ==========       ==========

   Long-Lived Assets
   -----------------

   Property, plant, and equipment is recorded at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes, and accelerated methods are used for tax purposes. Estimated useful lives used in the calculation of depreciation for financial statement purposes are:

                  Buildings and improvements         5 - 40 years
                  Equipment                          4 - 15 years
                  Furniture and fixtures              5 - 7 years

   Patents and trademarks consist primarily of the cost of applying for patents and trademarks. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset, generally five years.

   The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. Projected undiscounted cash flows are used when reviewing these assets.

   Revenue Recognition
   -------------------

   Revenue is recognized at the time of shipment.

   Advertising
   -----------

   The Company expenses the cost of advertising as incurred, except for the cost of television commercials which are expensed as the commercials are broadcast. Advertising expense totaled approximately $1,233,000, $536,000 and $271,000, for the years ended June 30, 2001, 2000 and 1999.

   Research and Development
   ------------------------

   Research and development costs are expensed as incurred and are reported as a component of selling, general and administrative expenses.

   Net Earnings (Loss) Per Share
   -----------------------------

   Basic net earnings (loss) per share is computed by dividing net earnings
   (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

   Common stock options and warrants to purchase 1,044,129, 1,048,205 and 897,506 shares of common stock with a weighted average exercise price of $5.39, $6.07 and $7.54 were outstanding during the years ended June 30, 2001, 2000 and 1999, but were excluded because they were antidilutive.

   Stock Based Compensation
   ------------------------

   The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plan. Pro-forma information related to the fair value based method of accounting is disclosed in Note H.

   Fair Value of Financial Instruments
   -----------------------------------

   Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

   Use of Estimates
   ----------------

   In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications
   -----------------

   Certain reclassifications have been made to the 2000 and 1999 balances to conform to the presentation used in 2001.


NOTE B  -  DISPOSITION OF MEDICAL TAPE ASSETS

   During the third quarter of 2001, the Company sold its medical tape manufacturing equipment and other related assets. Net proceeds from the sale were $630,000 consisting of the purchase price of $700,000 less transaction costs of $70,000. The Company realized a gain on the sale of $103,624. The sale of the medical tape equipment finalized the Company's plan to exit the medical tape business which was adopted at the end of the fiscal year 2000. Adoption of this plan originally resulted in a charge of $645,000 during fiscal year 2000 related to the write-down of the medical tape equipment to its estimated fair market value of $525,375 at June 30, 2000.


NOTE C  -  SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

   During the fourth quarter of 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets which were used to produce the Company's conductive products. Net proceeds from the sale were $6,036,988 consisting of the purchase price of $7,268,404 less transaction costs of $1,231,416. The net assets sold as part of the transaction were carried at a cost of $1,478,402. The Company realized a gain on the sale of $4,558,586. Under a manufacturing and supply agreement between the Company and the buyer, the Company will continue to manufacture, and supply to the buyer, certain conductive products for a portion of fiscal 2002. The Company will supply the products at its cost of production through October 31, 2001 and at its cost of production plus 10% thereafter.

NOTE C  -  SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING  -
                  Continued

   Revenues and cost of goods sold for the medical tape business and conductive business are as follows for the years ended June 30:

                                            2001          2000          1999
                                         ----------    ----------    ----------

         Net sales
           Conductive products           $6,564,000    $7,451,000    $7,758,000
           Medical tape products            127,000     1,927,000     2,717,000
                                         -----------   ----------    ----------
                                          6,691,000     9,378,000    10,475,000

         Cost of good sold
           Conductive products            4,940,000     5,230,000     4,780,000
           Medical tape products            178,000     2,048,000     2,685,000
                                         ----------    ----------    ----------
                                          5,118,000     7,278,000     7,465,000
                                         ----------    ----------    ----------

         Gross profit                    $1,573,000    $2,100,000    $3,010,000
                                         ==========    ==========    ==========

   A non-recurring restructuring charge of $303,759 was incurred in the fourth quarter of 2001 relating to the sale of the Company's conductive business assets. The restructuring charge consists primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. The separation costs includes the termination of 17 production and administrative employees, of which six were terminated on June 28, 2001. The total restructuring charge decreased the 2001 net income per basic and diluted share by $.08. The Company expects to complete the restructuring during fiscal 2002.

   Selected information regarding the restructuring accrual as of June 30, 2001 is as follows:

                               Separation    Facility      Other
                                 costs         costs       costs        Total
                                -------      --------     --------     --------

   Accrual at April 1, 2001    $     --      $     --     $     --     $     --
   Restructuring accrual        111,637       122,702       69,420      303,759
   Payments                      (9,641)           --      (19,420)     (29,061)
                               --------      --------     --------     --------

                               $101,996      $122,702     $ 50,000     $274,698
                               ========      ========     ========     ========

NOTE D  -  NOTE PAYABLE TO BANK

   The Company entered into a secured line of credit on November 22, 1999, with a maximum borrowing of $2,000,000 as defined in the agreement. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. The credit agreement expires November 22, 2001 and includes interest computed at the prime rate plus 3% (effective rate of 9.75% and 12.5% at June 30, 2001 and 2000). The agreement includes a minimum annual interest charge for each year of the agreement ($80,000 and $95,000 for each of the two years ended November 22, 2001). There were no borrowings outstanding on the line of credit at June 30, 2001. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. At June 30, 2001, the Company was in compliance with all covenants contained in the credit agreement.


NOTE E  -  LONG-TERM OBLIGATIONS

   In December 2000, the Company entered into a mortgage agreement which provided gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002 with monthly interest payments due computed at the prime rate plus five percentage points (effective rate of 11.75% at June 30, 2001). The mortgage is collateralized by the Company's real property. The remainder of long-term obligations consists of capital lease obligations, due in various monthly installments up to $1,230 including interest up to 19.1% through June 2005, collateralized by equipment.

   Maturities of long-term obligations are as follows:

      Years ending June 30:
         2002                          $ 38,311
         2003                           850,811
         2004                             3,990
         2005                             4,822
                                       --------

                                       $897,934
                                       ========

NOTE F  -  COMMITMENTS AND CONTINGENCIES

   Leases
   ------

   The Company conducts portions of its operations in a leased facility that expires June 30, 2002. The lease provides for payment of a portion of taxes and other operating expenses by the Company. Total rent expense for operating leases was $265,595, $260,481 and $250,641 for the years ended June 30, 2001,
   2000 and 1999.

   Future minimum lease commitments under all operating leases are as follows:

                Years ending June 30:
                ---------------------
                           2002                     $257,003
                           2003                        2,269
                           2004                        2,269
                           2005                          792

   Employee Benefit Plan
   ---------------------

   The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees. The Company matches 50% of employee contributions up to 5% of a participant's compensation. The Company's contributions under this plan were $86,750, $81,474 and $71,006 for the years ended June 30, 2001, 2000 and 1999. The Company may also make a discretionary contribution. No discretionary contributions were made for each of the three years ended June 30, 2001.

   Legal Proceedings
   -----------------

   The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

NOTE G  -  INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                            Years ended June 30,
                               ---------------------------------------------
                                  2001               2000               1999
                               ---------          ---------          --------

     Current                   $  48,000          $(195,934)         $     --
     Deferred                         --            157,000                --
                               ---------          ---------          --------

                               $  48,000          $ (38,934)         $     --
                               =========          =========          ========

   Deferred tax assets and liabilities represent the tax effects of cumulative future deductible or taxable items that have been recognized in the financial statements as follows:

                                                    June 30,
                                           ---------------------------
                                              2001            2000
                                           -----------     -----------
Current assets and liabilities:
  Inventories                              $   150,500     $   160,600
  Vacation pay                                  57,300          73,500
  Write-down of long-lived medical tape
   assets                                           --         232,200
  Restructuring accrual                        109,400              --
  Other                                        227,800         115,600
                                           -----------     -----------

           Net current asset                   545,000         581,900

Long-term assets and liabilities:
  Net operating loss carryforwards           1,640,000       2,312,000
  Tax credit carryforwards                     287,600         253,600
  Tax depreciation in excess of book
   depreciation                               (210,100)       (225,000)
  Charitable contribution carryforwards             --          19,200
  Other                                         70,200          69,800
                                           -----------     -----------

           Net long-term asset               1,787,000       2,429,600
                                           -----------     -----------

           Net deferred tax asset            2,332,700       3,011,500
           Less valuation allowance         (2,332,700)     (3,011,500)
                                           -----------     -----------

           Net deferred tax asset          $        --     $        --
                                           ===========     ===========

   At June 30, 2001, the Company has available net operating loss carryforwards of approximately $4,800,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2007. A valuation allowance has been recorded for these net operating loss carryforwards and all other deferred tax assets as they may not be realizable.

   Differences between income tax expense (benefit) and the statutory federal income tax rate of 34% are as follows:
                                                 2001        2000        1999
                                               -------     -------     -------

     Federal statutory income tax rate            34.0%      (34.0)%     (34.0)%
     State income taxes, net of federal effect      .1          .1          --
     Change in valuation allowance               (35.4)       33.6        34.4
     Other                                         4.8        (1.0)       (0.4)
                                               -------     -------     -------

                                                   3.5%       (1.3)%        --%
                                               =======     =======     =======


NOTE H  -  EQUITY TRANSACTIONS

   Employee Stock Purchase Plan
   ----------------------------

   The Company's employee stock purchase plan, adopted November 19, 1998, allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan. The Company issued 17,919 and 27,489 shares in connection with purchases by employees for $28,085 and $52,586 for the years ended June 30, 2001 and 2000.

   Stock Options and Warrants
   --------------------------

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

   A summary of the Company's stock option transactions for the years ended June 30, 2001, 2000 and 1999 is as follows:
                                                                Weighted average
                                          Number of shares       exercise price
                                          ----------------      ----------------


     Outstanding at July1, 1998               847,620                 $7.86
       Granted                                304,200                  2.76
       Exercised                               (1,000)                 2.00
       Canceled                               (16,994)                 8.74
                                            ---------

     Outstanding at June 30, 1999           1,133,826                  6.48
       Granted                                115,000                  3.04
       Exercised                                 (500)                 2.00
       Canceled                              (221,704)                 8.44
                                            ---------

     Outstanding at June 30, 2000           1,026,622                  5.68
       Granted                                285,000                  2.20
       Exercised                                   --                    --
       Canceled                              (176,007)                 5.23
                                            ---------                 -----

     Outstanding at June 30, 2001           1,135,615                 $4.87
                                            =========                 =====

   A total of 716,667, 604,971 and 593,876 options were exercisable at June 30, 2001, 2000 and 1999, with a weighted average price of $5.93, $6.54 and $7.83.

   The following information applies to grants that are outstanding at June 30, 2001:

                                           Options outstanding                          Options exercisable
                              ---------------------------------------------         --------------------------
                                                 Weighted          Weighted                           Weighted
                                                 average           average                            average
            Range of            Number         remaining           exercise            Number         exercise
         exercise prices      outstanding   contractual life       price            exercisable       price
         ---------------      -----------   ----------------   ------------         -----------      ---------
         $ 2.00 - $ 2.94        577,167          3.8 years         $  2.45             231,260        $  2.51
         $ 3.19 - $ 4.43         68,700          5.3 years            3.58              38,784           3.62
         $ 5.00 - $ 7.50        262,250          6.0 years            5.99             239,625           6.07
         $7.77 -  $11.25        226,998          4.0 years           10.11             206,998          10.00
                              ---------                                                -------
                              1,135,615                                                716,667
                              =========                                                =======

   The weighted average fair value of the options granted during 2001, 2000 and 1999 were $1.52, $1.84, and $1.47. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants in 2001, 2000 and 1999: zero dividend yield, expected volatility of 96%, 74% and 62%, risk-free interest rate of 4.97%, 6.53% and 5.77% and expected lives of 4.00,
   4.00 and 4.09 years.

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

The Company's net earnings (loss) and net earnings (loss) per share for 2001, 2000 and 1999 would have been changed to the pro forma amounts indicated below had the fair value method been used for options granted to employees and directors. These effects may not be representative of the future effects of applying this method.

                                         2001                        2000                        1999
                              -------------------------   -------------------------   -------------------------
                              As reported    Pro forma    As reported    Pro forma    As reported    Pro forma
                              -----------   -----------   -----------   -----------   -----------   -----------
     Net earnings (loss)      $ 1,343,492   $   873,179   $(2,859,276)  $(3,447,381)  $(1,683,257)  $(2,201,974)
     Net earnings (loss)
       per share -            $       .34   $       .22   $      (.74)  $      (.89)  $      (.43)  $      (.56)
       basic/diluted


   Stock Repurchase Program
   ------------------------

   In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. During the year ended June 30, 1999, the Company repurchased 175,650 shares for $543,400. There were no shares repurchased during the years ended June 30, 2001 and 2000.


NOTE I  -  SEGMENT INFORMATION

   The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines have similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company sold the conductive and medical tape product lines during fiscal year 2001. Net sales by major product line were as follows:

                                              Years ended June 30,
                                    -----------------------------------------
                                       2001           2000           1999
                                    -----------    -----------    -----------

   Conductive products              $ 6,563,924    $ 7,450,755    $ 7,758,286
   Medical tape products                127,436      1,927,392      2,716,540
   Therapeutic consumer products      9,237,472      5,218,199      1,804,249
                                    -----------    -----------    -----------

                                    $15,928,832    $14,596,346    $12,279,075
                                    ===========    ===========    ===========

   Export sales accounted for approximately 8%, 13% and 13% of total net sales during the years ended June 30, 2001, 2000, and 1999. Export sales are attributed to geographic region based upon the location of the customer. The conductive and medical tape product lines have been sold during fiscal 2001 and accounted for all the export sales other than to Canada. Export sales by geographic area were as follows:

                                              Years ended June 30,
                                    -----------------------------------------
                                       2001           2000           1999
                                    -----------    -----------    -----------

   Europe                           $   815,796    $ 1,006,412    $ 1,216,199
   Latin America                        139,613        547,904        371,654
   Asia                                  72,851         46,279         31,935
   Canada                               215,686        298,884          7,011
   Middle East                               --         10,272             --
   Other                                  7,950         25,962         28,333
                                    -----------    -----------    -----------

                                    $ 1,251,896    $ 1,935,713    $ 1,655,132
                                    ===========    ===========    ===========

NOTE J  -  MAJOR CUSTOMERS

   Two customers accounted for 30% of total sales for the year ended June 30, 2001. The accounts receivable from these customers represented 36% of trade receivables at June 30, 2001. Management believes that the loss of these two major customers could have a material adverse effect on the Company. Another customer accounted for 12%, 17% and 22% of total sales for each of the three years ended June 30, 2001. The accounts receivable from this customer represented 18% and 26% of trade receivables at June 30, 2000 and 1999. This conductive products customer will no longer generate sales due to the sale of the Company's conductive business assets during the year ended June 30, 2001.


NOTE K  -  RECENT ACCOUNTING PRONOUNCEMENTS

   On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The company is currently reviewing the affect of these Statements on their financial statements.

   The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101") in December 1999. SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In 2000, the Securities and Exchange Commission issued SAB 101A and 101B, which extended the transition provision of SAB 101 to the Company's fiscal year 2001. SAB 101 has not had a material impact on the Company's financial statements.

   Financial Accounting Standard Board Statement No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") was effective for the Company's 2001 fiscal year. SFAS 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The statement also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specified detailed criteria required to qualify for hedge accounting. SFAS 133 has not had a material impact on the Company's financial statements.

   In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. EITF Issue No. 00-14 has not had a material impact on the Company's financial statements.

   Financial Accounting Standards Board ("FASB") Interpretation 44, INTERPRETATION OF APB OPINION 25 (FIN 44) was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 was effective as of the beginning of the Company's 2001 fiscal year. It primarily applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to non-employees, re-priced fixed options, and modifications to add reload option features. FIN 44 has not had a material impact on the Company's financial statements.


NOTE L  -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    Year ended June 30, 2000
                                  ---------------------------------------------------------------
                                  First Quarter  Second Quarter   Third Quarter   Fourth Quarter*
                                  -------------  --------------   -------------   ---------------
  Net sales                        $ 4,188,894     $ 4,056,484     $ 4,171,778     $ 3,511,676
  Gross profit                       1,634,031       1,358,773       1,436,641         993,156
  Net earnings (loss)                 (597,901)       (691,996)       (543,781)      3,177,170
  Net earnings (loss) per share
    Basic                          $     (0.15)    $     (0.18)    $     (0.14)    $      0.81
    Diluted                        $     (0.15)    $     (0.18)    $     (0.14)    $      0.80
Weighted average common shares
  outstanding
    Basic                            3,904,465       3,908,364       3,915,676       3,917,961
    Diluted                          3,904,465       3,908,364       3,915,676       3,990,170


* Includes a gain of $4,558,586 from the sale of the Conductive Business Assets and a related restructuring charge of $303,759.

                                                  Year ended June 30, 2000
                                ---------------------------------------------------------------
                                First Quarter    Second Quarter  Third Quarter   Fourth Quarter
                                -------------    --------------  -------------   --------------

  Net sales                       $ 3,008,752     $ 3,299,705     $ 3,934,825     $ 4,353,064
  Gross profit                        939,281       1,063,014       1,511,661       1,607,261
  Net loss                           (603,282)       (795,167)       (643,328)       (817,499)
  Net loss per share
    Basic                         $     (0.16)    $     (0.20)    $     (0.17)    $     (0.21)
    Diluted                       $     (0.16)    $     (0.20)    $     (0.17)    $     (0.21)

Weighted average common shares
outstanding
    Basic                           3,876,476       3,881,352       3,890,494       3,895,479
    Diluted                         3,876,476       3,881,352       3,890,494       3,895,479

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------          --------------------------------------------------

         The information required under this item with respect to executive officers has been previously included under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K.

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

         Alan C. Hymes, M.D., 69 years old, is a founder of LecTec, has been a Director since 1977 and acts as LecTec's medical consultant. He has been engaged in the private practice of surgery since 1968. He is a diplomat of the American Board of Surgery and the American Board of Thoracic and Cardiovascular Surgery.

          Bert J. McKasy, 59 years old, has been a Director since 1997 and has been a partner with the law firm Lindquist & Vennum PLLP since 1994. He is also the current Comissioner of the Metropolitan Airports Commission and has owned McKasy Travel Service, Inc. since 1983. Prior to joining Lindquist & Vennum, Mr. McKasy was an attorney with Maun & Simon, Vice President of First Trust Company, Trust and Investment Administration (now U.S. Bank Trust) and Executive Vice President of Fritz Company.

         Marilyn K. Speedie, Ph.D., 53 years old, has been a Director since 1997 and is the Dean of the College of Pharmacy and a professor at the University of Minnesota. Prior to her association with the University of Minnesota in 1996, Dr. Speedie held several professorship and departmental chairperson positions at the University of Maryland (1989-1995), the most recent being in the Department of Pharmaceutical Sciences. She has been the recipient of numerous honors, the most recent in October of 1996 which was as an inductee as Fellow of the American Association of Pharmaceutical Scientists, and has also co-authored a book published in 1996 entitled PHARMACOGNOSY AND PHARMACOBIOTECHNOLOGY.

         Donald C. Wegmiller, 63 years old, has served as a Director since 1997. Since April 1993, Mr. Wegmiller has served as President and Chief Executive Officer of Clark/Bardes Consulting - Healthcare Group, a consulting firm specializing in compensation and benefits for health care executives and physicians. From May 1987 until April 1993, Mr. Wegmiller was President and CEO of Health One Corporation, Minneapolis, Minnesota. He currently serves as a Director of ALLETE (formerly known as Minnesota Power), Possis Medical, Inc. and JLJ Medical Devices International, LLC. From 1986 to 1988, Mr. Wegmiller served as Chairman of the Board of the American Hospital Association. From 1972 to 1976 and 1981 to 1988, Mr. Wegmiller served as a White House staff assistant to Presidents Nixon, Ford and Reagan.

         Rodney A. Young, 46 years old, was appointed a Director, Chief Executive Officer and President of LecTec in August 1996. In November 1996 he was appointed as Chairman of the Board. Prior to assuming the leadership role with LecTec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized

Distribution Division. Mr. Young also serves as a Director of Possis Medical, Inc., Delta Dental Plan of Minnesota, as well as Health Fitness Corporation.

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

         Based solely on a review of the copies of such reports furnished to LecTec and written representations from the executive officers and directors, LecTec believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners have been met, except that an April 20, 2000 exercise of LecTec stock options by Marilyn Speedie was not reported on a timely filed April 2000 Form 4. A Form 5 for Ms. Speedie was filed on August 6, 2001 which correctly reported the transaction.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows the cash and non-cash compensation for the fiscal years ended June 30, 2001, 2000 and 1999, awarded to or earned by Rodney
A. Young, the Chairman of the Board and LecTec's President and Chief Executive Officer, and the other executive officers of LecTec.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                                                              Compensation
                                                  Annual Compensation            Awards
                                                 ----------------------         --------
                                   Fiscal Year                                 Securities
                                      Ended                                    Underlying     All Other
Name and Position                   June 30,      Salary         Bonus          Options     Compensation(1)
-----------------                   --------     --------      --------         --------      --------
Rodney A. Young                        2001      $216,834      $ 80,000(2)        60,000      $  3,471
   Chairman, President and             2000       200,000            --               --         4,039
   Chief Executive Officer             1999       200,000            --           95,000         2,358

Timothy R. J. Quinn                    2001       124,859        35,640(2)        30,000         1,901
   Vice President and General          2000       118,800        35,640(3)            --         2,009
   Manager, Consumer Products          1999        99,000            --           58,000         2,365

Douglas J. Nesbit                      2001       104,870        11,600(2)        55,000         2,267
   Chief Financial Officer,            2000            --            --               --            --
   Secretary and Treasurer             1999            --            --               --            --

Jane M. Nichols                        2001       123,282        35,190(2)        30,000         1,233
   Vice President, Marketing and       2000       117,300            --               --         1,218
   New Business Development            1999       117,300            --           22,500         1,173

John D. LeGray                         2001       109,746        31,326(2)        30,000         2,744
   Vice President, Quality             2000       104,420            --               --         2,711
   Assurance & Regulatory Affairs      1999        98,400            --           22,500         2,460

Timothy P. Fitzgerald                  2001       115,610        22,000(2)        30,000         2,890
   Vice President, Operations          2000        40,192            --           25,000            --
                                       1999            --            --               --            --

William J. Tourek                      2001        46,154            --               --           808
   Vice President, Research and        2000            --            --               --            --
   Development                         1999            --            --               --            --
------------------------

(1)      Reflects matching contributions under LecTec's 401(k) and Profit
         Sharing Plan.
(2) Executive officers at February 1, 2001 received a bonus outside the annual incentive program based on the work performed to complete the sale of the assets of the conductive products division.
(3) Mr. Quinn received a bonus outside the annual incentive program based on the achievement of certain sales goals.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the grant of stock options under LecTec's 1998 Stock Option Plan during the fiscal year ended June 30, 2001, to each of the executive officers named in the Summary Compensation
Table:

                                                       INDIVIDUAL GRANTS(1)                             POTENTIAL
                                      ------------------------------------------------------            REALIZABLE
                                                       PERCENT                                           VALUE AT
                                                      OF TOTAL                                           ASSUMED
                                                       OPTIONS                                        ANNUAL RATES OF
                                      NUMBER OF        GRANTED                                         STOCK PRICE
                                      SECURITIES         TO        EXERCISE                            APPRECIATION
                                      UNDERLYING      EMPLOYEES      PRICE                            FOR OPTION TERM(3)
                                       OPTIONS        IN FISCAL       PER         EXPIRATION      ------------------------
           NAME                        GRANTED        YEAR(2)       SHARE           DATE               5%         10%
---------------------------------      -------        --------       -----       ------------     -----------  -----------
Rodney A. Young                         60,000           21.1%        $2.22      Feb. 1, 2006       $37,971      $82,781

Timothy R. J. Quinn                     30,000           10.5         2.22       Feb. 1, 2006        18,986       41,391

Douglas J. Nesbit                       25,000            8.8         2.44      Aug. 21, 2005        17,828       38,459
                                        30,000            0.5         2.22       Feb. 1, 2006        18,986       41,391

Jane M. Nichols                         30,000            0.5         2.22       Feb. 1, 2006        18,986       41,391

John D. LeGray                          30,000            0.5         2.22       Feb. 1, 2006        18,986       41,391

Timothy P. Fitzgerald                   30,000            0.5         2.22       Feb. 1, 2006        18,986       41,391

William J. Tourek                            0            0.0           --                 --            --           --
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

(2) In the fiscal year ended June 30, 2001, LecTec granted employees options to purchase an aggregate of 285,000 shares of common stock.

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

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2001 and unexercised options held as of June 30, 2001, by each of the executive officers named in the Summary Compensation Table above.

                                                         NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                              SHARES                   OPTIONS AT JUNE 30, 2001     AS OF JUNE 30, 2001  (1)
                             ACQUIRED      VALUE     ---------------------------   --------------------------
                 NAME       ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                 ----       -----------   --------   -----------   -------------   -----------    -------------
Rodney A. Young                 0         $    0         218,750       141,250     $   0         $ 1,860
Timothy R. J. Quinn             0              0          29,000        59,000         0             930
Douglas J. Nesbit               0              0               0        55,000         0             930
Jane M. Nichols                 0              0          66,250        46,250         0             930
John D. LeGray                  0              0          24,375        45,625         0             930
Timothy P. Fitzgerald           0              0           8,334        46,666         0             930
William J. Tourek               0              0               0             0         0               0
-------------------------

(1) "Value" has been determined based on the difference between the last sale price of LecTec's common stock as reported by the Nasdaq National Market System on June 29, 2001 ($2.25) and the per share option exercise price, multiplied by the number of shares subject to the in-the-money options.

DIRECTOR COMPENSATION

         Directors who are not employees of LecTec are paid for their services at the rate of $6,000 per fiscal year plus $1,000 per regular board meeting plus reasonable meeting expenses. This compensation arrangement became effective during fiscal 2001. During the 2001 fiscal year, each of the outside directors received a five-year option under the LecTec 1998 Director's Stock Option Plan to purchase 10,000 shares of LecTec's common stock at a price of $2.00 which was the fair market value of the common stock at the date of grant.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Compensation Committee consists of three non-employee directors, Lee M. Berlin, Alan C. Hymes, M.D. and Donald C. Wegmiller. All three directors served on the Committee for the entire fiscal year ended June 30, 2001.

         Mr. Berlin was formerly an officer of LecTec, having served as both Chairman of the Board and Chief Executive Officer of LecTec. There were no other Compensation Committee "interlocks" within the meaning of the SEC rules.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 20, 2001, by each person, or group of affiliated persons, who is known by us to own beneficially more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table above and all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of September 20, 2001 are considered outstanding. The column entitled "Number of Shares Beneficially Owned" includes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days of September 20, 2001. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of September 20, 2001 are listed separately under the column entitled "Number of Shares Underlying Options Beneficially Owned."

Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 3,922,384 shares of common stock outstanding on September 20, 2001.


                                                       NUMBER OF SHARES
                                                          UNDERLYING
                                    NUMBER OF SHARES        OPTIONS       PERCENT OF
                                      BENEFICIALLY       BENEFICIALLY       SHARES
NAME                                      OWNED              OWNED        OUTSTANDING
----                                   -----------        -----------     -----------
Lee M. Berlin(1)(2)                      577,029             34,125          14.6%
Alan C. Hymes, M.D.(2)                   437,128             39,755          11.0
Rodney A. Young(2)                       253,250            238,750           6.1
Jane M. Nichols                           72,529             66,250           1.8
Timothy R. J. Quinn                       38,300             34,500            *
John D. LeGray                            37,410             28,750            *
Bert J. McKasy                            27,778             23,000            *
Donald C. Wegmiller                       27,000             26,000            *
Marilyn K. Speedie, Ph.D.                 23,000             21,500            *
Timothy P. Fitzgerald                     10,413              8,334            *
Douglas J. Nesbit                          9,834              8,334            *
William J. Tourek                              0                  0            *
All directors and executive
officers as a group (12 persons)       1,513,671            529,298          34.0
----------------------------------

*Less than 1%

(1) Includes 75,605 shares owned by Mr. Berlin's wife and 137,145 shares owned by Mr. Berlin's son. Mr. Berlin disclaims beneficial ownership of these shares.

(2) The address is: LecTec Corporation, 10701 Red Circle Drive, Minnetonka, Minnesota 55343.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

(a)      Financial Statements, Schedules and Exhibits
         --------------------------------------------

         1.       Financial Statements
                  --------------------

                  The following financial statements of the Company are filed as a part of this Form 10-K in Part II, Item 8:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Balance Sheets at June 30, 2001 and 2000

                  (iii) Statements of Operations for the years ended June 30, 2001, 2000 and 1999

                  (iv) Statements of Comprehensive Loss for the years ended June 30, 2001, 2000 and 1999

                  (v) Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999

                  (vi) Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999

                  (vii)    Notes to the Consolidated Financial Statements

         2.       Financial Statement Schedules
                  -----------------------------

                  (i) Schedule II - Valuation and Qualifying Accounts, for each of the three years in the period ended June 30, 2001

                  (ii) Other Schedules - All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         3.       Exhibits                                             Method of
                  --------                                              Filing
                                                                       ---------
                  3.01     Articles of Incorporation of LecTec
                           Corporation, as amended                        (1)

                  3.02     By laws of LecTec Corporation                  (1)

                 10.01     Certificate of Secretary pertaining to
                           Resolution of Board of Directors of
                           LecTec Corporation, dated October 30,
                           1986, implementing a Profit Sharing
                           Bonus Plan                                     (1)

               **10.02     LecTec Corporation 1989 Stock Option
                           Plan                                           (2)

               **10.03     LecTec Corporation 1991 Directors' Stock
                           Option Plan                                    (2)

                 10.04     Building lease dated May 24, 1991 between
                           LecTec Corporation and Sierra Development Co.  (2)

                 10.05     First amendment dated May 5, 1997 between
                           LecTec Corporation and Rushmore Plaza
                           Partners Limited Partnership                   (2)

                 10.06     Articles of Merger of Pharmadyne
                           Corporation into LecTec Corporation dated
                           December 31, 1997                              (3)

               **10.07     Change In Control Termination Pay Plan
                           adopted May 27, 1998                           (3)

               **10.08     LecTec Corporation Employee Stock
                           Purchase Plan                                  (4)

               **10.09     LecTec Corporation 1998 Stock Option Plan      (5)

               **10.10     LecTec Corporation 1998 Directors' Stock
                           Option Plan                                    (5)

                 10.11     Credit and Security Agreement by and
                           between LecTec Corporation and Wells
                           Fargo business Credit, Inc. dated
                           November 22, 1999                              (6)

                 10.12     First Amendment To Credit and Security
                           Agreement and Waiver of Defaults by and
                           Between LecTec Corporation and Wells Fargo
                           Business Credit, dated February 9, 2000        (6)

                 10.13     Second Amendment to Credit and Security
                           Agreement and Waiver of Defaults by and
                           between LecTec Corporation and Wells
                           Fargo Business Credit, Inc. dated
                           September 26, 2000.                            (8)

                *10.14     Supply Agreement dated as of March 21,
                           2000 by and between LecTec Corporation and
                           Johnson & Johnson Consumer Companies, Inc.
                           and Neutrogena Corporation                     (7)

                *10.15     Supply Agreement dated as of May 15, 2000
                           by and between LecTec Corporation and
                           Novartis Consumer Health, Inc.                 (7)

                 10.16     Credit and Security Agreement By and
                           Between LecTec Corporation and Wells
                           Fargo Bank Minnesota, National Association
                           dated September 28, 2000                       (8)

                 10.17     Loan Agreement and Promissory Note By and
                           Between LecTec Corporation and Equity
                           Holdings II dated December 21, 2000            (9)

                 10.18     Asset Purchase Agreement dated November
                           17, 2000 by and among The Ludlow Company
                           LP, Sherwood Services AG and LecTec
                           Corporation                                   (10)

                 10.19     Asset Purchase Agreement dated March 13,
                           2001 by and among The National Medical
                           Products Co. Ltd. and LecTec Corporation      (11)

               **10.20     LecTec Corporation 2001 Stock Option Plan     (12)

                 23.01     Consent of Grant Thornton LLP                 (13)

                 99.01     Cautionary Statements                         (13)

--------------------------------

         * Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

         ** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


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

         (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, as amended.

         (8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

         (9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

         (10) Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2001

         (11) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         (12) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

         (13)     Filed herewith.


(b)      Reports on Form 8-K
         -------------------

         On May 1, 2001 the Company filed a report on Form 8-K in connection with the closing of the transactions contemplated by an asset purchase agreement dated November 17, 2000 with the Ludlow Company LP and Sherwood Services AG, both of which are wholly owned subsidiaries of Tyco International Ltd.

                               LecTec Corporation
                                   Schedule II
                        Valuation and Qualifying Accounts
                         Three Years Ended June 30, 2001


                                          Balance at     Charged to    Charge to                  Balance
                                         beginning of     costs and       other                    at end
Description                                 period        expenses      accounts    Deductions    of period
----------------------------------         --------      ----------    ---------    ----------    ----------

Allowance for doubtful accounts
   Year ended June 30, 1999                  90,818         48,000            --        37,067       101,751

   Year ended June 30, 2000                 101,751         48,000            --        22,626       127,125

   Year ended June 30, 2001                 127,125         24,000            --        42,672       108,453


Allowance for sales returns and credits

   Year ended June 30, 1999                  88,668         61,876            --        93,787        56,757

   Year ended June 30, 2000                  56,757        345,855            --       160,206       242,406

   Year ended June 30, 2001                 242,406        710,646            --       382,254       570,798



Allowance for inventory obsolescence

   Year ended June 30, 1999                 210,222        243,198            --       168,811       284,609

   Year ended June 30, 2000                 284,609        267,911            --       406,545       145,975

   Year ended June 30, 2001                 145,975        326,257            --       343,442       128,790

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2001.

                               LECTEC CORPORATION

                                 /s/Rodney A. Young
                                 ----------------------
                                 Rodney A. Young
                                 Chairman, Chief Executive Officer and President (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Rodney A. Young                                            September 28, 2001
-------------------------
Rodney A. Young
Chairman, Chief Executive Officer and President
(Principal Executive Officer)


/s/Douglas J. Nesbit                                          September 28, 2001
-------------------------
Douglas J. Nesbit
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)


/s/Lee M. Berlin                                              September 28, 2001
-------------------------
Lee M. Berlin
Director


/s/Bert J. McKasy                                             September 28, 2001
-------------------------
Bert J. McKasy
Director


/s/Marilyn K. Speedie                                         September 28, 2001
-------------------------
Marilyn K. Speedie
Director


/s/Donald C. Wegmiller                                        September 28, 2001
-------------------------
Donald C. Wegmiller
Director

                                  EXHIBIT INDEX
                                  -------------
     Exhibits
     --------

         3.01     Articles of Incorporation of Registrant, as amended (Note 1).

         3.02     By-laws of Registrant (Note 1).

         10.01 Certificate of Secretary pertaining to Resolution of Board of Directors of LecTec Corporation, dated October 30, 1986, implementing a Profit Sharing Bonus Plan (Note 1).

       **10.02    LecTec Corporation 1989 Stock Option Plan (Note 2).

       **10.03    LecTec Corporation 1991 Directors' Stock Option Plan (Note 2).

         10.04 Building lease dated May 24, 1991 between LecTec Corporation and Sierra Development Co (Note 2).

         10.05 First amendment dated May 5, 1997 between LecTec Corporation and Rushmore Plaza Partners Limited Partnership (Note 2).

         10.06 Articles of Merger of Pharmadyne Corporation into LecTec Corporation dated December 31, 1997 (Note 3).

       **10.07 Change In Control Termination Pay Plan adopted May 27, 1998 (Note 3).

       **10.08    LecTec Corporation Employee Stock Purchase Plan (Note 4).

       **10.09    LecTec Corporation 1998 Stock Option Plan (Note 5).

       **10.10    LecTec Corporation 1998 Directors' Stock Option Plan (Note 5).

         10.11 Credit and Security Agreement by and between LecTec Corporation and Wells Fargo business Credit, Inc. dated November 22, 1999 (Note 6).

         10.12 First Amendment to Credit and Security Agreement and Waiver of Defaults by and Between LecTec Corporation and Wells Fargo Business Credit, dated February 9, 2000 (Note 6).

         10.13 Second Amendment to Credit and Security Agreement and Waiver of Defaults by and Between LecTec Corporation and Wells Fargo Business Credit, Inc. dated September 26, 2000 (Note 8).

        *10.14 Supply Agreement dated as of March 21, 2000 by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. and Neutrogena Corporation (Note 7).

        *10.15 Supply Agreement dated as of May 15, 2000 by and between LecTec Corporation and Novartis Consumer Health, Inc (Note 7).

         10.16 Credit and Security Agreement By and Between LecTec Corporation and Wells Fargo Bank Minnesota, National Association dated September 28, 2000 (Note 8).

         10.17 Loan Agreement and Promissory Note By and Between LecTec Corporation and Equity Holdings II dated December 21, 2000 (Note 9).

         10.18 Asset Purchase Agreement dated November 17, 2000 by and among The Ludlow Company LP, Sherwood Services AG and LecTec Corporation (Note 10).

         10.19 Asset Purchase Agreement dated March 13, 2001 by and among The National Medical Products Co. Ltd. and LecTec Corporation (Note 11).

       **10.20    LecTec Corporation 2001 Stock Option Plan (Note 12).

         23.01    Consent of Grant Thornton LLP.

         99.01    Cautionary Statements.


         NOTES:

         * Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

         ** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

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

         (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, as amended.

         (8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

         (9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

         (10) Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2001.

         (11) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         (12) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.