Form 10-Q
period 2001-09-30
LECTEC CORP /MN/
filed 2001-11-14
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

Former Fiscal Year: June 30
New Fiscal Year:    December 31

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     /X/     No     / /

The number of shares outstanding of the registrant's common stock as of November 13, 2001 was 3,922,384 shares.

                               LECTEC CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                             PART I - FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited) ..................         I-1

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...................         I-8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................................        I-11


                                               PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings .......................................................................................        II-1

     Item 2.   Changes in Securities and Use of Proceeds ...............................................................        II-1

     Item 3.   Defaults Upon Senior Securities .........................................................................        II-1

     Item 4.   Submission of Matters to a Vote of Security Holders .....................................................        II-1

     Item 5.   Other Information .......................................................................................        II-1

     Item 6.   Exhibits and Reports on Form 8-K ........................................................................        II-1

               Signature Page ..........................................................................................        II-2

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS



                                                                                                  September 30,            June 30,
                                                                                                      2001                   2001
                                                                                                   ----------             ----------
                                                                                                   (Unaudited)
ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                                                     $1,943,465             $3,376,723
     Trade receivables and other, net of allowances of $117,500
         and $108,500 at September 30, 2001 and June 30, 2001                                       1,185,661              1,132,736
     Inventories
         Raw materials                                                                              1,292,344              1,517,167
         Work-in-process                                                                               25,681                  4,851
         Finished goods                                                                               676,363                529,920
                                                                                                   ----------             ----------
                                                                                                    1,994,388              2,051,938

     Prepaid expenses and other                                                                       357,006                294,437
                                                                                                   ----------             ----------

                Total current assets                                                                5,480,520              6,855,834


PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                                        2,340,962              2,422,494

OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,207,722
         and $1,189,787 at September 30, 2001 and June 30, 2001                                       265,023                243,949
                                                                                                   ----------             ----------

                                                                                                   $8,086,505             $9,522,277
                                                                                                   ==========             ==========




         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED



                                                                        September 30,          June 30,
                                                                            2001                 2001
                                                                        ------------         ------------
                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Current maturities of long-term obligations                              35,550               38,311
     Accounts payable                                                        912,042            1,175,728
     Accrued expenses                                                      1,099,747            1,012,369
     Customer deposits                                                        75,000               75,000
     Restructuring charges                                                   216,075              274,698
                                                                        ------------         ------------

                Total current liabilities                                  2,338,414            2,576,106

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                               851,667              859,623

COMMITMENTS AND CONTINGENCIES                                                     --                   --

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,922,384 shares issued and outstanding at
         September 30, 2001 and June 30, 2001                                 39,224               39,224
     Additional paid-in capital                                           11,344,166           11,344,166
     Accumulated deficit                                                  (6,486,966)          (5,296,842)
                                                                        ------------         ------------

                                                                           4,896,424            6,086,548
                                                                        ------------         ------------

                                                                        $  8,086,505         $  9,522,277
                                                                        ============         ============


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended
                                                                        September 30,
                                                               -------------------------------
                                                                   2001                2000
                                                               -----------         -----------
Net sales                                                      $ 2,725,261         $ 4,188,894
Cost of goods sold                                               1,784,580           2,554,863
                                                               -----------         -----------

        Gross profit                                               940,681           1,634,031

Operating expenses
     Sales and marketing                                         1,264,802           1,202,339
     General and administrative                                    653,395             778,698
     Research and development                                      217,548             215,866
                                                               -----------         -----------

                                                                 2,135,745           2,196,903
                                                               -----------         -----------

        Loss from operations                                    (1,195,064)           (562,872)

Other income (expenses)
     Interest expense                                              (30,540)            (32,791)
     Other, net                                                     35,480              (2,238)
                                                               -----------         -----------

        Loss before income taxes                                (1,190,124)           (597,901)

Income taxes                                                            --                  --
                                                               -----------         -----------


        Net loss                                               $(1,190,124)        $  (597,901)
                                                               ===========         ===========


Net loss per share - basic and diluted                         $     (0.30)        $     (0.15)
                                                               ===========         ===========


Weighted average shares outstanding - basic and diluted          3,922,384           3,904,465
                                                               ===========         ===========




         See accompanying notes to the condensed financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended September 30,
                                                                                  --------------------------------
                                                                                      2001                2000
                                                                                  -----------         -----------
Cash flows from operating activities:
     Net loss                                                                     $(1,190,124)        $  (597,901)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                             149,254             164,330
            Changes in operating assets and liabilities:
                    Trade and other receivables                                       (52,925)            410,529
                    Inventories                                                        57,550            (156,991)
                    Prepaid expenses and other                                        (62,569)            (56,086)
                    Accounts payable                                                 (263,686)            542,013
                    Accrued expenses and other                                         87,378             (50,459)
                    Restructuring charge                                              (58,623)                 --
                                                                                  -----------         -----------

                       Net cash provided by (used in) operating activities         (1,333,745)            255,435

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                            (49,788)           (135,556)
     Investment in patents and trademarks                                             (39,008)            (15,449)
                                                                                  -----------         -----------

                       Net cash used in investing activities                          (88,796)           (151,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of line of credit                                                      --            (128,845)
     Repayment of long-term obligations                                               (10,717)             (5,361)
                                                                                  -----------         -----------

                       Net cash used in financing activities                          (10,717)           (134,206)
                                                                                  -----------         -----------

                       Net decrease in cash and cash equivalents                   (1,433,258)            (29,776)

Cash and cash equivalents at beginning of period                                    3,376,723             100,171
                                                                                  -----------         -----------

Cash and cash equivalents at end of period                                        $ 1,943,465         $    70,395
                                                                                  ===========         ===========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest expense                                                             $    26,860         $    31,916
     Income taxes                                                                 $    56,000         $     2,000




         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   GENERAL

              The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three months ended September 30, 2001 and 2000. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with its Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   NET LOSS PER SHARE

              The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,177,085 and 995,780 shares of common stock with a weighted average exercise price of $4.82 and $5.75 were outstanding during the three months ended September 30, 2001 and 2000, but were excluded because they were antidilutive.

(3)   COMPREHENSIVE LOSS

              For the three months ended September 30, 2001 there were no items which the Company is required to recognize as components of comprehensive loss, therefore comprehensive loss was the same as net loss.

(4)   SEGMENTS

              The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company sold the conductive and medical tape product lines during the fiscal year ended June 30, 2001. Net sales by major product line were as follows:

                                                Three months ended September 30,
                                                   2001                  2000
                                                ----------            ----------
  Therapeutic consumer products                 $2,058,446            $2,484,483
  Conductive products                              666,815             1,550,645
  Medical tape products                                 --               153,766
                                                ----------            ----------


                                                $2,725,261            $4,188,894
                                                ==========            ==========

(5)   NOTE PAYABLE TO BANK

              In November 1999, the Company entered into a secured line of credit with a maximum borrowing of $2,000,000. In September 2000, the line of credit was increased to allow borrowing of up to

$2,800,000. The credit agreement expires in November 2001 and includes interest computed at the prime rate plus three percentage points (effective rate of 9% at September 30, 2001). The Company is in the process of extending the secured line of credit with a maximum borrowing of $2,000,000 and similar terms for an additional two years. There were no borrowings outstanding on the line of credit at September 30, 2001. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company was in compliance with all covenants as of September 30, 2001.

(6)   LONG-TERM OBLIGATION

              In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 11% at September 30, 2001). The mortgage is collateralized by the Company's real property.

(7)   DISPOSITION OF MEDICAL TAPE ASSETS

              In March 2001, the Company sold its medical tape manufacturing equipment and other related assets. The sale of the medical tape equipment finalized the Company's plan to exit the medical tape business which was adopted at the end of fiscal year 2000.

(8)   SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

              In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets which were used to produce the Company's conductive products. Under a manufacturing and supply agreement between the Company and the buyer, the Company will continue to manufacture, and supply to the buyer, certain conductive products through January 31, 2002. The Company will supply the products at its cost of production through October 31, 2001 and at its cost of production plus 10% thereafter.

              A non-recurring restructuring charge of $303,759 was incurred in the fourth quarter of fiscal 2001 relating to the sale of the Company's conductive business assets. The restructuring charge consists primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. The restructuring accrual at September 30, 2001 was $216,075. The Company expects to complete the restructuring by June 30, 2002.

(9)   CHANGE IN FISCAL YEAR END

              On September 5, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. The change is effective immediately. The Company will file a Transition Report on Form 10-K for the six months ended December 31, 2001.

(10)  INCOME TAXES

              The provision for income taxes for the three months ended September 30, 2001, has been offset principally by a valuation allowance for deferred taxes.

(11)  NEW ACCOUNTING PRONOUNCEMENTS

              On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

- Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Company is currently reviewing the effect of these Statements on its financial statements.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS

         Net sales for the three month period ended September 30, 2001 were $2,725,261 compared to net sales of $4,188,894 for the three month period ended September 30, 2000, a decrease of 34.9%. The decrease was primarily the result of decreased conductive product sales due to the sale of the assets of the conductive products division in April 2001. Therapeutic consumer product sales decreased by 17.1% from $2,484,483 to $2,058,446 while conductive product sales decreased by 57.0% from $1,550,645 to $666,815 and medical tape product sales decreased by 100.0% from $153,766 to $0. The therapeutic consumer product sales decrease was primarily the result of decreased demand from consumer contract therapeutic patch customers resulting from the absence in the most recent quarter of two large contract customer's initial orders for pipeline inventory fill made in the first quarter of the prior year, as well as, this year's overall reluctance of retailers to build fall/winter inventories due to the softening of the economy, which has been exacerbated by the uncertainties resulting from the events on September 11, 2001. The Company expects decreased conductive product sales to continue due to the sale of the assets used to produce the conductive products. As part of this asset sale, the Company entered into a Manufacturing and Supply Agreement with the buyer. Under the terms of this Agreement, the Company will continue to produce conductive products for the buyer for a period through January 31, 2002. The Company will supply the products at its cost of production through October 31, 2001, and at its costs of production plus 10% thereafter. The decrease in medical tape product sales was due to the exit of the medical tape business.

         Gross profit for the three month period ended September 30, 2001 was $940,681, compared to $1,634,031 for the three month period ended September 30, 2000, a decrease of 42.4%. Gross profit as a percent of net sales for the three month period ended September 30, 2001 was 34.5% compared to 39.0% for the three month period ended September 30, 2000. The decrease in gross profit dollars for the three months resulted primarily from decreased sales. The decrease in gross profit percent for the three months resulted primarily from the Company entering into the manufacturing and supply agreement noted above.

         Sales and marketing expenses were $1,264,802 and $1,202,339 during the three month periods ended September 30, 2001 and 2000, and as a percentage of net sales, were 46.4% and 28.7% respectively. Sales and marketing expenses for the current three month period were comparable to the prior year period primarily due to continued sales and marketing support of TheraPatch products.

         General and administrative expenses were $635,395 and $778,698 during the three month periods ended September 30, 2001 and 2000, and as a percentage of net sales, were 24.0% and 18.6% respectively. The decrease in general and administrative expenses for the three months ended September 30, 2001 as compared to the prior year period was primarily due to a decrease in consulting expenses.

         Research and development expenses for the three month periods ended September 30, 2001 and 2000 were $217,548 and $215,866, and as a percentage of net sales, were 8.0% and 5.2% respectively. Research and development expenses for the current three month period were comparable to the prior year period primarily due to the continued product development of TheraPatch products.

         Interest expense decreased in the three month period ended September 30, 2001 to $30,540 from $32,791 in the three month period ended September 30, 2000. The slight decrease resulted primarily from the absence of borrowings under the line of credit which was almost entirely offset by interest expense associated with the mortgage. Other income (expense) increased in the three month period ended September 30, 2001 to other income of $35,480 from other expenses of $2,238 in the three month period ended September 30, 2000. The current three month period increase was primarily the result of increased interest income due to higher cash and cash equivalent balances.

         The Company recorded a loss before income taxes of $1,190,124 in the three month period ended September 30, 2001 compared to a loss before income taxes of $597,901 for the three month period ended September 30, 2000. The increase in loss before income taxes for the current three months was primarily the result of decreased gross profit that resulted from decreased sales volume related to the sale of the assets of the conductive products division, decreased demand from consumer contract therapeutic patch customers and the manufacturing and supply agreement between the Company and the buyer of the assets of the conductive products division. The decreased gross profit more than offset a slight decrease in operating expenses.

         The provision for income taxes in the three months ended September 30, 2001 and 2000 has been offset principally by a valuation allowance for deferred taxes.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $1,433,258 to $1,943,465 during the three months ended September 30, 2001. The decrease in cash and cash equivalents was primarily due to a decrease in average days outstanding of accounts payable and the net loss in the period. Accounts receivable increased by $52,925 to $1,185,661 during the three months ended September 30, 2001. Inventories decreased by $57,550 to $1,994,388. Accounts payable of $912,042 at September 30, 2001 decreased by $263,686 during the three months ended September 30, 2001 due to decreased payables related to a decrease in average days outstanding and decreased manufacturing production. Capital spending for manufacturing equipment and plant improvements totaled $49,788 during the three months ended September 30, 2001. The Company entered into a purchase commitment for production machinery in the amount of $154,482 during fiscal 2001. This purchase commitment will be fulfilled sometime in the three month period ended December 31, 2001.

         The Company had working capital of $3,142,106 and a current ratio of
2.3 at September 30, 2001 compared to working capital of $4,279,728 and a current ratio of 2.4 at June 30, 2001.

         The Company finalized a $2,000,000 asset-based line of credit in November, 1999. In September 2000, the line of credit was increased to allow borrowing of up to $2,800,000. The Company is in the process of extending the collateralized line of credit with a maximum borrowing of $2,000,000 and similar terms for an additional two years. There were no borrowings outstanding on the line of credit as of September 30, 2001. The Company was in compliance with all covenants as of September 30, 2001. During fiscal 2001, the Company entered into a mortgage agreement with gross proceeds of $820,000.

         Management believes that existing cash and cash equivalents, internally-generated cash flow and the existing secured line of credit including the extension of the line for an additional two years will be sufficient to support anticipated operating and capital spending requirements through September 30, 2002 and contribute to the funding of longer-term growth and expansion of the business. Management is also in the process of evaluating additional sources of capital that may be appropriate for funding longer-term growth and expansion. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures; and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to form 10-K for the year ended June 30, 2001.

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

              None.

Item 5.       OTHER INFORMATION

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)        EXHIBITS

                         None.

              (b)        REPORTS ON FORM 8-K

                         On September 19, 2001 the Company filed a report on Form 8-K in connection with the approval by the Company's Board of Directors of a change in the Company's fiscal year end from June 30 to December 31.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date  November 14, 2001     /s/  Rodney A. Young
      -----------------     -------------------------------------------------
                                 Rodney A. Young, Chief Executive Officer &
                                   President




Date  November 14, 2001     /s/  Douglas J. Nesbit
      -----------------     -------------------------------------------------
                                 Douglas J. Nesbit, Chief Financial Officer &
                                   Secretary
                                 (Principal Financial Officer and Chief
                                   Accounting Officer)