Form 10-KT
period 2001-12-31
LECTEC CORP /MN/
filed 2002-04-15
CIK 805928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ______________.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM July 1, 2001 to December 31, 2001.

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

                               -------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par
value $0.01 per share.

                               -------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 18, 2002 was $4,087,510 based upon the last reported sale price of the Common Stock at that date by the Nasdaq Stock Market.

         The number of shares outstanding of the Registrant's Common Stock as of March 18, 2002 was 3,953,578 shares.

                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Transition Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held in June 2002.

                                     PART I

Item 1. BUSINESS

GENERAL

         LecTec Corporation (the "Company") is a health care and consumer products company that develops, manufactures and markets products based on its advanced skin interface technologies. Primary products include a complete line of over-the-counter ("OTC") therapeutic patches and a line of skin care products. The Company markets and sells its products to consumers through retail outlets (food, chain drug, and mass merchandise stores), other health care consumer products companies and direct via the Internet. All of the products manufactured by the Company are designed to be effective, safe and highly compatible with skin.

         The Company is an innovator in hydrogel-based topical delivery of therapeutic OTC medications which provide alternatives to topical creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin. The Company holds multiple domestic and international patents.

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

         The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs. In addition, new technologies and existing technologies are being developed and refined to focus on new skin care and comfort care consumer products targeting new retail customers and new markets.

         The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (952) 933-2291.

         On September 5, 2001, the Company elected to change its fiscal year end from June 30 to December 31. Previously, the fiscal year ran from July 1 through June 30. This Transition Report on Form 10-K covers the period from July 1, 2001 through December 31, 2001 (the "Transition Period"). Hereafter, the fiscal year will correspond with the calendar year. The most recent results and analysis for a 12 month reporting period, is fiscal year 2001, covering the period from July 1, 2000 through June 30, 2001.

PRODUCTS

         The Company's core competency is skin interface hydrogel technology. This competency results in products which are beneficial to human skin. The products are convenient to use and less messy than creams and lotions. The adhesive characteristics, dimensions, drug stability, shelf life and manufacturability of the Company's products are highly consistent and reproducible from product to product.

         The Company designs, manufactures and markets topical ointment-based patch products for the application of OTC drugs and skin care ingredients. Therapeutic patch products use a hydrogel coated, breathable cloth patch to deliver OTC drugs and other therapeutic compounds onto the skin. Products currently manufactured using the adhesive-based patch technology are analgesics for localized pain relief, cooling gel comfort strips, vapor cough suppressants, anti-itch, cold sore, psoriasis, sinus and allergy, acne treatment products, wart removers, and a corn and callus remover. The analgesic, cooling, anti-itch, cold sore, psoriasis and sinus and allergy patches are marketed under the LecTec brand name TheraPatch(R). The acne treatment patches are marketed by Johnson & Johnson Consumer Products Company under the Neutrogena(R) On-the-Spot(R) Acne Patch and CLEAN & CLEAR(R) brand names. The vapor cough suppressant patches are marketed under the TheraPatch brand name as well as by Novartis Consumer Health, Inc. under the Triaminic(R) brand name. The wart removers and corn and callus removers are sold by LecTec to certain customers who market them under their own brand name.

         Sales of therapeutic consumer products accounted for approximately 80% and 60% of the Company's total sales for the six month periods ended December 31, 2001 and 2000 respectively. Sales of therapeutic consumer products accounted for approximately 58%, 36% and 15% of the Company's total sales for fiscal years ended June 30, 2001, 2000 and 1999 respectively.

         Beginning in February 2002, the Company expanded into the skin care cosmeceutical market by launching a three-product line of skin care products under the Company's brand name NeoSkin(R) . These products include pre-formed face masks, under eye gel patches and cucumber eye pads.

         In March 2001, the Company sold its medical tape manufacturing equipment and other related assets. The sale of the medical tape equipment finalized the Company's plan, adopted at the end of the fiscal year ended June 30, 2000, to exit the low margin medical tape business.

         Sales of medical tapes accounted for approximately 0% and 2% of the Company's total sales for the six month periods ended December 31, 2001 and 2000 respectively. Sales of medical tapes accounted for approximately 1%, 13% and 22% of the Company's total sales for fiscal years 2001, 2000 and 1999 respectively. No sales are expected in fiscal 2002.

         In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets which were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture, and supply to the buyer, certain conductive products through January 2002. The Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company is continuing to manufacture and supply the buyer electrically conductive adhesive hydrogels, at margins of approximately 30%, subsequent to expiration of the manufacturing and supply agreement. The Company anticipates supplying the product to the buyer through the second quarter of calendar 2002.

         Sales of conductive products accounted for approximately 20% and 38% of the Company's total sales for the six month periods ended December 31, 2001 and 2000 respectively. Sales of conductive products accounted for approximately 41%, 51% and 63% of the Company's total sales for fiscal years ended June 30, 2001, 2000 and 1999 respectively.

MARKETING AND MARKETING STRATEGY

         The Company markets and sells its products to consumers through retail outlets (food, chain drug, and mass merchandise stores), healthcare consumer products companies and via the Internet.

         In 1998 the Company entered into the consumer products market. The entry was supported by the hiring of a new retail sales executive in May 1998 and a retail sales team in the year ended June 30, 1999. In the consumer products markets, retail broker and manufacturer's representative contracts have been established. The TheraPatch brand is the umbrella brand for the Company's therapeutic patch products introduced to all markets.

         In addition to the retail sales team hired for entry into the retail consumer products markets, the Company has sales teams which support sales to consumer products companies who sell directly to the consumer. Approximately 66% and 75% of the sales of the Company's consumer patch products during the six month periods ended December 31, 2001 and 2000 respectively, were derived from contract manufacturing agreements with other companies that act as resellers of our products. Under these agreements, the Company's products are marketed and sold under another company's brand name and by another company's sales force. The Company's success depends in part upon its ability to enter into additional reseller agreements with new third parties while maintaining existing reseller relationships, and in part on the ability to get consumers to purchase the Company's products from the retailers. The Company believes its relationships with existing third party resellers has been a significant factor in the success to date of its therapeutic consumer products business, and any deterioration or termination of these relationships would adversely affect business. The Company also believes that the absence of advertising expenditures could limit its ability to sell product to the ultimate consumer and execute its business strategy.

         The Company experiences seasonality in the sales of three of its therapeutic patch products. The vapor cough suppressant patches and cold sore patches experience increased sales during the cough and cold season which typically includes the winter months. The anti-itch patches experience increased sales during the summer months when insects bites and itching associated with poison oak/ivy/sumac are prevalent. The therapeutic patch product affected least by seasonality is TheraPatch Warm, which is primarily sold for arthritis and chronic back pain.

         The Company currently sells its products in the U.S., Asia and Canada. In prior years, the Company also sold its conductive products in Europe, Latin America, Asia and the Middle East. Except for sales of the TheraPatch brand patch product into Canada, all of the Company's international sales were denominated in U.S. dollars, thus, most of the impact of the foreign currency transaction gains and losses were borne by the Company's customers. The January 1, 1999 euro currency conversion did not have a material impact on the Company's financial statements. Export sales accounted for approximately 2% and 9% of total sales for the six month periods ended December 31, 2001 and 2000 respectively. Export sales accounted for approximately 8%, 13% and 13% of total sales for the fiscal years ended June 30, 2001, 2000 and 1999 respectively.

         The Company's international sales are made by the Company's corporate sales force. The Company does not maintain a separate international marketing staff or operations. The following tables set forth export sales by geographic area:

                                  Six-month periods ended
                                        December 31                           Years ended June 30
                             ----------------------------------  ----------------------------------------------
                                   2001             2000            2001             2000            1999
                                   ----             ----            ----             ----            ----
Europe                            $       -         $422,757      $  815,796       $1,006,412      $1,216,199
Latin America                             -          139,613         139,613          547,904         371,654
Asia                                 46,512           24,135          72,851           46,279          31,935
Canada                               80,146          135,770         215,686          298,884           7,011
Other                                     -            3,100           7,950           36,234          28,333
                                  ---------         --------      ----------       ----------      ----------

Total Export Sales                $ 126,658         $725,375      $1,251,896       $1,935,713      $1,655,132
                                  =========         ========      ==========       ==========      ==========

CUSTOMERS

         Novartis Consumer Health, Inc. (Novartis) accounted for 33% and 18% of the Company's total sales for the six month periods ended December 31, 2001 and 2000 respectively, and 20% of the Company's total sales for the fiscal year ended June 30, 2001. The fiscal year ended June 30, 2001 was the first full year of sales to Novartis. The Company's reseller agreement with Novartis provides that Novartis will purchase from the Company hydrogel patches which emit vapors that, when inhaled, provide relief of cough and cold symptoms. The agreement has an initial term that expires May 15, 2005. The Company's principal duty under the agreement is to manufacture the patches ordered by Novartis. The Company may not manufacture and sell the patches or any other vapor patches in the pediatric field of use and in the United States to any other reseller, but may manufacture and sell competing patches under the Company's own brand name. The agreement does not require Novartis to purchase a minimum quantity each year. The Company's results of operations could be adversely affected if Novartis decreased the purchases it makes under the agreement. In addition, if the agreement were cancelled, which Novartis has the right to do upon six months notice, the Company's results of operations would be adversely affected. If the Company is unable to extend or renew the agreement upon its expiration, its results of operations would be adversely affected.

         Johnson & Johnson Consumer Products Company (J&J) accounted for 14% and 22% of the Company's total sales for the six month periods ended December 31, 2001 and 2000, and 16% of the Company's total sales for the fiscal year ended June 30, 2001. The fiscal year ended June 30, 2001 was the first full year of sales to J&J. The reseller agreement with J&J provides that J&J will purchase from the Company hydrogel patches for use in the treatment of acne. The agreement has an initial term that expires May 24, 2002. The Company's principal duty under the agreement is to manufacture the patches ordered by J&J. Under the terms of the agreement J&J is required to purchase a minimum amount of patches in each year of the initial two-year term. During the term of the agreement, J&J has the exclusive worldwide right to market, sell and distribute the patches and the right of first negotiation as to any of the Company's new acne products utilizing the same technology as the patches. The Company's operations would be adversely affected if the reseller purchased only the minimum requirement. In addition, if the agreement were cancelled due to the Company's breach, the Company's results of operations would be adversely affected. If the Company is unable to extend or renew the agreement upon its expiration, its results of operations would be adversely affected.

         Spacelabs Burdick Inc. accounted for 0% and 13% of the Company's total sales for the six month periods ended December 31, 2001 and 2000. Spacelabs Burdick Inc. accounted for 12%, 17% and 22% of the Company's total sales for the fiscal years ended June 30, 2001, 2000 and 1999. This conductive products customer no longer generates sales due to the sale of the conductive business assets during the year ended June 30, 2001.

         Ludlow Technical Products accounted for 20% of the Company's total sales for the six month period ended December 31, 2001. The six month period ended December 31, 2001 was the first full period of sales to Ludlow. These sales were attributable to the manufacturing and supply agreement between the Company and Ludlow Company LP as a result of the sale of the Company's diagnostic electrode and electrically conductive adhesive hydrogel business. The Company anticipates sales to Ludlow will continue through the second quarter of calendar 2002.

         The Company sold its products to approximately 163 and 253 active customers (excluding TheraPatch sales to individual consumers) during the six month periods ended December 31, 2001 and 2000 respectively. The Company's backlog orders as of February 28, 2002 totaled $1,640,000, compared to approximately $2,638,000 on February 28, 2001. The Company sold its products to approximately 310, 275 and 240 active customers (excluding TheraPatch sales to individual consumers) during the fiscal years ended June 30, 2001, 2000 and 1999.

COMPETITION

         The markets for OTC drug delivery patches and skin care products are highly competitive. Firms in the consumer and medical industries compete on the basis of product performance, pricing, distribution and service. Competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and consumer product companies which have significantly greater financial, marketing and technological resources than the Company. However, the Company believes that it competes on the basis of proprietary technology, speed-to-market, flexibility, innovative "first-in-category" patches, customer focus and its ability to manufacture and market its products to targeted market segments.

         The Company's OTC TheraPatch family of analgesic, cooling, vapor, anti-itch, cold sore, psoriasis and sinus and allergy patches competes with ointments, lotions and creams manufactured by various competitors including Mentholatum/Rohto Pharmaceuticals, Inc.

MANUFACTURING

         The Company manufactures its therapeutic membranes at the Company's Minnetonka, Minnesota facility. The Minnetonka facility also processes raw materials and manufactures the Company's therapeutic products. The Company's therapeutic products consist primarily of hydrogel-based, individually wrapped, breathable, self-adhering cloth patches that topically deliver therapeutic OTC medications. The Company's second facility in Edina, Minnesota is the primary site for the packaging of therapeutic products and the majority of the Company's warehouse capacity. The Company believes that the raw materials used in manufacturing its products are generally available from multiple suppliers.

         To assure that the Company's customers receive quality products, the Company's manufacturing process complies with standards that meet the requirements of ISO 9001, EN46001 and ISO 13485. Meeting these standards demonstrates that the Company has achieved the highest level of quality systems compliance as demonstrated by world-class manufacturers.

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

         The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs. In addition, existing technologies are being refined to focus on new products targeting new customers and new markets such as the new NeoSkin skin care product.

         During the six month periods ended December 31, 2001 and 2000, the Company spent approximately $466,000 and $442,000 on research and development respectively. During the fiscal years ended June 30, 2001, 2000 and 1999 the Company spent approximately $920,000, $1,095,000 and $1,170,000 on research and development respectively.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

         The Company's Quality System includes design planning, testing, manufacturing, packaging, labeling and distribution of the Company's products which are subject to federal and foreign regulations, and in some instances, state and local government regulations.

UNITED STATES REGULATION

         The Company is subject to Food and Drug Administration ("FDA") regulations concerning manufacturing practices and reporting obligations. These regulations require that manufacturing and quality assurance be performed according to FDA guidelines and in accordance with applicable Code of Federal Regulation documentation, control and testing requirements. The Company is also subject to inspection by the FDA at any time. The Company is required to report to the FDA serious adverse product incidents, as well as, maintain a documentation and record keeping system in accordance with FDA regulations. The advertising of the Company's products is also subject to both FDA and Federal Trade Commission jurisdiction. If the FDA believes that the Company is not in compliance with any aspect of the law, it can institute proceedings to detain or seize products, issue a recall, stop future violations and assess civil and criminal penalties against the Company, its officers and its employees.

         The products manufactured by the Company's continuing consumer products business are classified as either non-drugs or over-the-counter (OTC) drugs, which are either not regulated or regulated by published FDA OTC monographs. Monographs are used to regulate OTC drugs that contain ingredients known to be safe and effective. Monographs have also established acceptable ingredients, combinations, concentrations and specific labeling requirements.

         Until all finished good electrodes sold in the United States reach their expiration date, the Company will continue to be subject to federal FDA policy including current Good Manufacturing Practices ("GMP") and quality system regulations. The Company's hydrogels sold domestically also continue to be subject to GMP and quality system regulations as they are sold to distributors for processing into finished commercial goods.

INTERNATIONAL REGULATION

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

PATENTS AND TRADEMARKS

         The Company has U.S. and international patents on adhesive hydrogels, electrodes and transdermal and topical delivery systems. Twelve active U.S. patents and three active international patents are currently assigned or licensed to the Company. Seventeen U.S. and international applications are pending including two which are on appeal. International patent applications are pending in numerous European countries, Canada and Japan. The patents most pertinent to the Company's major products have a remaining duration ranging from eight to twenty years. Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage.

         No trademarks were registered during the six month period ended December 31, 2001. Five trademark registrations are pending.

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

EMPLOYEES

         As of December 31, 2001, the Company employed 68 full-time employees. None of the Company's employees are represented by labor unions or other collective bargaining units. The Company believes relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                             Age             Title
----                             ---             -----
Rodney A. Young                  47              Chairman, Chief Executive Officer and President

Douglas J. Nesbit                49              Chief Financial Officer, Secretary and Treasurer

Timothy P. Fitzgerald            62              Vice President, Operations

John D. LeGray                   56              Vice President, Quality Assurance and Regulatory Affairs

Jane M. Nichols                  55              Vice President, Marketing and New Business Development

Timothy R. J. Quinn              41              Vice President, Consumer Products

         Rodney A. Young, was appointed a Director, Chief Executive Officer and President of LecTec in August 1996. In November 1996 he was appointed as Chairman of the Board. Prior to assuming the leadership role with LecTec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. In addition to fulfilling his role as Chairman and Director of the Company, Mr. Young also serves as a Director of Possis Medical, Inc., Delta Dental Plan of Minnesota, and Health Fitness Corporation.

         Douglas J. Nesbit is Chief Financial Officer, Secretary and Treasurer. He joined the Company in August 2000. Mr. Nesbit's professional background includes public accounting experience with the big five firm of KPMG, LLP. Prior to joining LecTec he was the Chief Financial Officer at Total Solutions Group, Inc. and Corporate Treasurer at Secure Computing Corporation. Mr. Nesbit also serves as a Director of the Minnesota Society of Certified Public Accountants.

         Timothy P. Fitzgerald is Vice President, Operations. He joined the Company in February 2000. Mr. Fitzgerald's career includes technical and senior management positions at Bell & Howell Co., International Data Engineering, Inc. and Varitronic Systems, Inc.

         John D. LeGray is Vice President, Quality Assurance and Regulatory Affairs. He joined the Company in September 1997. Mr. LeGray's career includes technical and management positions at DiaSorin Inc., Bayer Corporation and Abbott Laboratories.

         Jane M. Nichols is Vice President, Marketing and New Business Development. She joined the Company in April 1997. Ms. Nichols' career includes clinical, technical and management roles at Methodist Hospital and Park Nicollet Medical Centers, and senior marketing positions at 3M Company and Ecolab.

         Timothy R. J. Quinn is Vice President and General Manager, Consumer Products. He joined the Company in May 1998. Mr. Quinn's career includes extensive sales and marketing experience in the consumer products industry. Prior to joining LecTec, he was Vice President of Sales at Redmond Products. Prior to Redmond, Mr. Quinn served in a variety of sales and marketing management positions for Lederle Laboratories and General Foods Corporation.

ITEM 2. PROPERTIES

         The Company owns a building located in Minnetonka, Minnesota, containing 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. In addition, the Company leases a building in Edina, Minnesota containing 29,000 square feet of manufacturing and warehouse space. The Edina building lease term extends through June 30, 2002. The Company is currently in the process of renegotiating an extension to the lease.


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

         The following table sets forth the high and low daily trade price information for the Company's common stock for each quarter of the six-month period ended December 31, 2001, and the fiscal years ended June 30, 2001 and 2000. Such prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                    SIX MONTHS ENDED             YEAR ENDED                 YEAR ENDED
                                   DECEMBER 31, 2001           JUNE 30, 2001              JUNE 30, 2000
                                   -----------------           -------------              -------------
                                    HIGH         LOW         HIGH          LOW         HIGH         LOW
                                    ----         ---         ----          ---         ----         ---
Quarter ended Sept. 30              $2.30      $1.53        $4.22        $2.00         $4.38       $2.69

Quarter ended Dec. 31                1.95       1.00         2.75         1.00          3.13        1.19

Quarter ended March 31                N/A        N/A         3.13         1.56          5.00        1.38

Quarter ended June 30                 N/A        N/A         3.00         1.56          4.88        2.00

         As of March 22, 2002 the Company had 3,953,578 shares of common stock outstanding, and approximately 328 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

         The Company has not declared or paid cash dividends on its common stock since its inception, and intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         Please see Item 1 of this report for information regarding the disposition of the Company's conductive business assets and medical tape assets during the first half of calendar year 2001 that affect the comparability of the information set forth below.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                     Six-months ended
                                       December 31,                               Year ended June 30,
                                  -----------------------  ------------------------------------------------------------------
                                     2001        2000          2001 (a)      2000 (b)     1999         1998         1997 (c)
                                     ----        ----          --------      --------     ----         ----         --------
                                              (unaudited)
Net sales                          $5,119,391  $8,245,378  $15,928,832  $14,596,346   $12,279,075   $12,922,365  $12,256,327
Gross profit                        1,489,139   2,992,804    5,422,601    5,121,217     4,093,561     3,715,032    4,324,180
Loss from operations               (2,557,456) (1,203,196)  (3,135,622)  (2,890,497)   (1,771,324)     (474,935)  (2,215,951)
Earnings (loss) before equity
   in losses of unconsolidated
   subsidiary                      (2,562,920) (1,286,897)   1,343,492   (2,859,276)   (1,683,257)     (404,061)  (2,140,660)
Equity in losses of unconsolidated
   subsidiary                              --          --           --           --            --            --      126,067

Net earnings (loss)                (2,562,920) (1,286,897)   1,343,492   (2,859,276)   (1,683,257)     (404,061)  (2,266,727)
Net earnings (loss) per share
   Basic                                 (.65)       (.33)         .34         (.74)         (.43)         (.10)        (.59)
   Diluted                               (.65)       (.33)         .34         (.74)         (.43)         (.10)        (.59)

CONSOLIDATED BALANCE SHEET DATA

                                      December 31,                                     June 30,
                                -----------------------  ------------------------------------------------------------------
                                   2001        2000          2001          2000          1999         1998         1997
                                   ----        ----          ----          ----          ----         ----         ----
                                            (unaudited)
Cash, cash equivalents and
   short-term investments       $1,425,205      285,620    $3,376,723    $ 100,171    $1,022,025    $2,186,532   $1,242,777
Current assets                   3,790,987    5,179,994     7,301,333    5,236,110     5,904,111     6,728,531    6,873,696
Working capital                  1,106,202    1,100,455     4,279,728    1,512,561     3,497,926     5,335,861    4,035,084
Property, plant and equip, net   2,262,094    2,928,073     2,422,494    3,039,088     4,028,491     4,306,568    4,592,304
Total assets                     6,350,154    8,360,011     9,967,776    8,474,549    10,132,573    11,317,774   11,837,356
Long-term liabilities              125,170      838,718       859,623       31,184       217,868       222,000      211,000
Shareholders' equity             3,540,199    3,441,754     6,086,548    4,719,816     7,508,520     9,703,104    8,787,744

     (a) Includes a nonrecurring restructuring charge of $303,759 related to the sale of the conductive business assets and a gain on disposition of assets of $4,662,210 related to the sale of the conductive business assets and the disposition of the medical tape assets.

     (b) Includes a charge of $730,000 or $.19 per share related to the plan to exit the medical tape product line.

     (c) Includes a nonrecurring restructuring charge of $2,180,353 or $.57 per share related to the elimination of the Pharmadyne subsidiary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On September 5, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. The change was effective immediately. Therefore, the Company is filing this Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND 2000

NET SALES

         Net sales were $5,119,391 for the six-month period ended December 31, 2001, a decrease of 37.9% from net sales of $8,245,378 for the six-month period ended December 31, 2000. The decrease in net sales for the six month period ended December 31, 2001 was primarily due to decreased conductive product sales resulting from the sale of the assets of the conductive products division.

         Net sales of therapeutic consumer products decreased 17.9% for the six-month period ended December 31, 2001 to $4,095,055 from $4,986,215 for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily the result of softening demand from contract manufacturing customers in response to a slowing economy and a weaker than expected cough/cold season. The decrease in contract manufacturing therapeutic consumer product sales was partially offset by an increase in LecTec branded TheraPatch consumer product sales. Management believes that sales of the Company's therapeutic patch products along with sales of its new skin care products will represent substantially all of total net sales during calendar 2002 due to increased TheraPatch brand name recognition, anticipated sales growth of the vapor product and acne products to Novartis Consumer Health, Inc. and Johnson & Johnson Consumer Products Worldwide respectively, the introduction of the Company's skin care product line, and the decrease in conductive product sales due to the sale of the conductive business assets.

         Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 67.0% for the six-month period ended December 31, 2001 to $1,024,336 from $3,103,727 for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily the result of the sale of the assets of the conductive products division. Under a manufacturing and supply agreement between the Company and the buyer of the Company's conductive products division, the Company continued to manufacture, and supply to the buyer, certain conductive products through January 2002. The Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company will continue to manufacture and supply the buyer conductive hydrogels, at margins of approximately 30%, through the second quarter of calendar 2002. The Company expects calendar 2002 conductive sales to continue to decrease significantly due to the expiration of deliveries under the manufacturing and supply agreement with the buyer of the Company's conductive products division.
..
         There were no sales of medical tape products for the six-month period ended December 31, 2001. Medical tape product sales were $155,436 for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 resulted from exiting the medical tape business. The Company expects no medical tape sales in calendar 2002.

         Export sales were 2% and 9% of total net sales for the six-month periods ended December 31, 2001 and 2000 respectively. The decrease for the current six-month period ended December 31, 2001 resulted primarily from the absence of conductive product sales as a result of the sale of the assets of the conductive products division. All international sales were in U. S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales decreased by $598,717 in the six-month period ended December 31, 2001 compared to the six-month period ended

December 31, 2000 primarily as a result of the sale of the assets of the conductive products division. The Company anticipates international sales as a percent of total net sales in calendar 2002 will be comparable to the six-month period ended December 31, 2001.

GROSS PROFIT

         The Company's gross profit was $1,489,139 for the six-month period ended December 31, 2001, down from $2,992,804 for the six-month period ended December 31, 2000. As a percentage of net sales, gross profits were 29.1% and 36.3% for the six-month periods ended December 31, 2001 and 2000. Gross profit for the six-month period ended December 31, 2001 decreased by 50.2% from the prior year resulting primarily from decreased sales volumes, lower production levels and less absorption of overhead expenses. The decrease in gross profit percent for the six-month period ended December 31, 2001 was also affected by the Company entering into a manufacturing and supply agreement with the buyer of the assets of the conductive products division to continue to manufacture, and supply the buyer certain conductive products at the Company's cost through October 31, 2001 and at its cost of production plus ten percent thereafter.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses totaled $2,308,045 or 45.1% of net sales for the six-month period ended December 31, 2001, compared to $2,294,571 or 27.8% of net sales for the six-month period ended December 31, 2000. The increase in sales and marketing expenses as a percent of sales was primarily due to decreased sales. The Company anticipates sales and marketing expenses as a percent of sales in calendar 2002 will decrease due to expense reduction measures initiated in the latter part of calendar 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $1,272,244 or 24.9% of net sales for the six-month period ended December 31, 2001, compared to $1,459,907 or 17.7% of net sales for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily due to a decrease of $189,000 in payroll related expenses and employment fees which more than offset a slight increase in other expense categories. The Company anticipates general and administrative expenses as a percent of sales in calendar 2002 will decrease due to expense reduction measures initiated in the latter part of calendar 2001.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses totaled $466,306 or 9.1% of net sales for the six-month period ended December 31, 2001, compared to $441,523 or 5.4% of net sales for the six-month period ended December 31, 2000. The increase for the six-month period ended December 31, 2001 primarily resulted from an increase of $20,000 in test run production costs associated with new product development. Management believes that research and development expenditures as a percent of sales will decrease in calendar 2002.

OTHER INCOME AND EXPENSE

         Interest expense totaled $67,558 for the six-month period ended December 31, 2001 compared to $72,919 for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily due to a decrease in interest expense associated with no borrowings on the line of credit during the period. This decrease was offset by an increase in interest expense associated with the mortgage agreement. Other income for the six-month period ended December 31, 2001 was $45,996 compared to other expense of $13,782 for the six-month period ended December 31, 2000. The current six-month period increase was primarily the result of increased interest income due to higher cash and cash equivalent balances.

INCOME TAXES

         The Company recorded an income tax benefit for the six-month period ended December 31, 2001 of $16,098, and no income tax expense or benefit for the six-month period ended December 31, 2000. The income tax benefit for the six-month period ended December 31, 2001 resulted from a difference between actual income tax liability and estimated income tax liability for the fiscal year ended June 30, 2001. There was no income tax benefit recorded for the six-month period ended December 31, 2000 related to the loss before income taxes since the tax benefit may not be realizable by the Company.

OPERATIONS SUMMARY

         The net loss for the six-month period ended December 31, 2001 resulted primarily from a decrease in gross profit resulting from a decrease in sales volumes and the impact of the manufacturing and supply agreement between the Company and the buyer of the assets of the conductive products division. The decrease in gross profit was slightly offset by a decrease in general and administrative expenses associated with payroll related expenses. The net loss for the six-month period ended December 31, 2000 resulted primarily from an increase in advertising expenses associated with retail sales of the Company's TheraPatch products which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume and a shift in the sales mix toward higher-margin therapeutic consumer products.

COMPARISON OF THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

NET SALES

         Net sales were $15,928,832 for the year ended June 30, 2001, an increase of 9.1% from net sales of $14,596,346 for the year ended June 30, 2000. Net sales were $12,279,075 for the year ended June 30, 1999. The increase in both years was primarily the result of increased therapeutic consumer product sales, partially offset by decreased medical tape and conductive product sales.

         Net sales of therapeutic consumer products increased 77.0% for the year ended June 30, 2001 to $9,237,472 from $5,218,199 for the year ended June 30, 2000. Net sales of therapeutic consumer products were $1,804,249 for the year ended June 30, 1999. The increase for the year ended June 30, 2001 was primarily the result of sales of the new vapor product to Novartis Consumer Health, Inc as well as sales of the acne product to Johnson & Johnson Consumer Products Worldwide. The increase for the year ended June 30, 2000 was primarily the result of increased TheraPatch product sales, which increased 127.1%, and sales of the new acne product to Johnson & Johnson Consumer Products Worldwide.

         Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 11.9% for the year ended June 30, 2001 to $6,563,924 from $7,450,755 for the year ended June 30, 2000. Net conductive product sales were $7,758,286 for the year ended June 30, 1999. The decrease for the year ended June 30, 2001 was primarily the result of the sale of the assets of the conductive products division in the fourth quarter. The decrease for the year ended June 30, 2000 net sales was primarily due to a decrease in units sold.

         Net sales of medical tapes decreased by 93.4% for the year ended June 30, 2001 to $127,436 from $1,927,392 for the year ended June 30, 2000. Net medical tape sales were $2,716,540 for the year ended June 30, 1999. The decrease for the year ended June 30, 2001 was primarily the result of exiting the medical tape business. The decrease for the year ended June 30, 2000 was primarily the result of reduced sales to low-margin slit roll tape customers.

         Export sales, consisting primarily of electrodes, semi-finished conductive products sold to overseas converters for final processing, packaging and marketing, as well as TheraPatch brand therapeutic consumer products, were 8%, 13% and 13% of total net sales for the years ended June 30,

2001, 2000 and 1999 respectively. All international sales were in U. S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales decreased by $683,817 for the year ended June 30, 2001 primarily as a result of the exit from the medical tape business and the sale of the assets of the conductive products division.

GROSS PROFIT

         The Company's gross profit was $5,422,601 for the year ended June 30, 2001, up from $5,121,217 for the year ended June 30, 2000. Gross profit was $4,093,561 for the year ended June 30, 1999. As a percentage of net sales, gross profit was 34.0%, 35.1% and 33.3% for the years ended June 30, 2001, 2000 and 1999 respectively. Gross profit for the year ended June 30, 2001 increased 5.9% from the prior year and gross profit for the year ended June 30, 2000 increased 25.1% from the prior year. The increase in gross profit for the year ended June 30, 2001 resulted primarily from increased sales. The slight decrease in gross profit percent for the year resulted primarily from the Company entering into a manufacturing and supply agreement with the buyer of the assets of the conductive products division to continue to manufacture, and supply the buyer certain conductive products at the Company's cost. The increase in gross profit for the year ended June 30, 2000 resulted primarily from a shift in the sales mix to higher margin therapeutic consumer products.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses totaled $4,377,580 or 27.5% of net sales for the year ended June 30, 2001, compared to $3,672,908 or 25.2% of net sales for the year ended June 30, 2000, and $2,187,710 or 17.8.% of net sales for the year ended June 30, 1999. The increase for the year ended June 30, 2001 was primarily due to an increase of $697,000 in media advertising expense related to a TV ad campaign for TheraPatch Anti-Itch for Kids. The increase for the year ended June 30, 2000 was primarily due to increases of $280,000 in TheraPatch related advertising, $256,000 in cooperative marketing retail promotions and $607,000 in slotting fees.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $2,957,098 or 18.6% of net sales for the year ended June 30, 2001, compared to $2,598,998 or 17.8% of net sales for the year ended June 30, 2000, and $2,507,432 or 20.4% of net sales for the year ended June 30, 1999. The increase for the year ended June 30, 2001 was primarily due to an increase of $270,000 in payroll related expenses, and employment fees related to the hiring of a new CFO. The increase for the year ended June 30, 2000 was primarily the result of an increase of $154,000 in consulting expense which more than offset a decrease in legal expenses. Legal expense in the prior year included approximately $126,000 related to the re-negotiation and modification of the license agreement for the development and commercialization of cotinine as well as legal expenses associated with work on new and existing patents.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses totaled $919,786 or 5.8% of net sales for the year ended June 30, 2001, compared to $1,094,808 or 7.5% of net sales for the year ended June 30, 2000, and $1,169,743 or 9.5% of net sales for the year ended June 30, 1999. The decrease for the year ended June 30, 2001 primarily resulted from a decrease of $60,000 in test-run production costs. The decrease was primarily the result of decreased activity due to exiting the conductive products and tape business segments. The decrease for the year ended June 30, 2000 primarily reflects a decrease of $60,000 in test-run production costs.

OTHER INCOME AND EXPENSE

         Interest expense totaled $151,272 for the year ended June 30, 2001 compared to $35,405 for the year ended June 30, 2000 and $1,173 for the year ended June 30, 1999. The increase for the year ended June 30, 2001 was primarily due to interest expense associated with increased borrowings on the line of credit and interest expense associated with the mortgage agreement. The increase for the year ended June 30, 2000 was primarily due to interest expense associated with the line of credit. Gain on disposition of assets totaled $4,622,210 for the year ended June 30, 2001 due to the sale of the conductive business assets and the disposition of the medical tape equipment. There was no gain on disposition of assets for the years ended June 30, 2000 and 1999. Other income decreased to $16,176 for the year ended June 30, 2001 from $27,692 for the year ended June 30, 2000 and $89,240 for the year ended June 30, 1999 primarily due to decreased interest income as a result of lower cash and cash equivalent balances.

INCOME TAXES

         The Company recorded an income tax expense for the year ended June 30, 2001 of $48,000, an income tax benefit for the year ended June 30, 2000 of $38,934 and no income tax expense or benefit for the year ended June 30, 1999. The income tax expense for the year ended June 30, 2001 resulted from an alternative minimum tax liability after offsetting regular taxable income with prior years net operating loss carry forwards. The income tax benefit for the year ended June 30, 2000 resulted primarily from the refund of taxes previously paid by the Company's foreign sales corporation. The foreign sales corporation was dissolved during the year ended June 30, 2000. There was no income tax benefit recorded during the years ended June 30, 2000 and 1999 related to the loss before income taxes since the tax benefit may not be realizable by the Company.

OPERATIONS SUMMARY

         The net earnings for the year ended June 30, 2001 resulted primarily from the gain on the sale of the assets of the conductive products division, which was partially offset by a non-recurring restructuring charge. The restructuring charge consists primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. Excluding the gain and restructuring charge, the Company incurred a comparable net loss to the year ended June 30, 2000. The net loss excluding the gain and restructuring charge for the year ended June 30, 2001 resulted primarily from an increase in advertising expenses associated with retail sales of the Company's TheraPatch products which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume. The net loss for the year ended June 30, 2000 resulted primarily from increased sales and marketing expenses and charges related to the plan to exit the medical tape business which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume and a shift in the sales mix toward higher-margin therapeutic consumer products. The net loss for the year ended June 30, 1999 resulted primarily from increased sales and marketing expenses related to the Company's investment in the consumer products market, and increased general and administrative expenses related primarily to expenses associated with the modification of the cotinine license agreement and achievement of ISO 9001 and EN 46001 certification.

EFFECT OF INFLATION

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $1,951,518 to $1,425,205 at December 31, 2001 from $3,376,723 at June 30, 2001. This decrease was primarily due to the net loss for the six-month period ended December 31, 2001 of $2,562,920. Accounts receivable decreased by $1,030,397 to $547,838 primarily due to decreased sales during the period. Inventories decreased by $524,395 to $1,527,543 primarily due to lower inventory levels required for current production levels.

         Working capital totaled $1,106,202 at December 31, 2001 compared to $4,279,728 at June 30, 2001. The Company's current ratio was 1.4 at December 31, 2001 compared to 2.4 at June 30, 2001.

         Capital spending for equipment totaled $94,580 for the six-month period ended December 31, 2001. There were no material commitments for capital expenditures at December 31, 2001. Net property, plant and equipment decreased by $160,400 to $2,262,094 at December 31, 2001 from $2,422,494 at June 30, 2001, reflecting the excess of depreciation expense over capital spending.

         Accounts payable decreased by $547,365 to $628,363 at December 31, 2001 from $1,175,728 at June 30, 2001 primarily due to decreased payables related to decreased manufacturing production as well as a decrease in the average number of days outstanding before payment.

         The Company finalized a two year extension of its $2,000,000 asset based line of credit in November 2001 with terms similar to the terms of the $2,000,000 line of credit as originally finalized in November 1999. There were no borrowings outstanding on the line of credit at December 31, 2001 and June 30, 2001. The Company was in default at December 31, 2001 with covenants relating to the minimum book net worth and the maximum loss before taxes. This was the result of financial results not meeting expectations due to the softening of the economy, which was magnified by the uncertainties resulting from the events of September 11. Until the Company cures or gets a waiver for the covenant defaults, the line of credit is not available for borrowings. The Company is currently renegotiating the line of credit with the lender.

         During the year ended June 30, 2001, the Company entered into a mortgage agreement with gross proceeds of $820,000. Shareholders' equity decreased by $2,546,349 to $3,540,199 as of December 31, 2001 from $6,086,548 as of June 30, 2001, primarily due to the net loss incurred during the six-month period ended December 31, 2001.

         Management expects the Company to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. The Company's existing cash, cash equivalents and secured line of credit will be insufficient to fund operations in the near term. The Company has received an offer to factor its receivables and is negotiating advances and a short-term loan from a customer. In addition, management is exploring other options for additional capital. Management believes that the Company will have sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.01 to this from 10-K for the six-months ended December 31, 2001.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


LecTec Corporation Financial Statements Furnished Pursuant to the Requirements of Form 10-K.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and
Board of Directors
LecTec Corporation

                  We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2001 and June 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the six months ended December 31, 2001 and each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2001 and June 30, 2001, and the results of their operations and their cash flows for the six months ended December 31, 2001 and each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                  We have also audited Schedule II of LecTec Corporation for the six months ended December 31, 2001 and each of the three years in the period ended June 30, 2001. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                     /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
January 29, 2002 (except for Note C, as to which the date is April 10, 2002)

                               LECTEC CORPORATION

                                 BALANCE SHEETS

                                                                              December 31,            June 30,
                ASSETS                                                            2001                  2001
                                                                             --------------          -----------
CURRENT ASSETS
   Cash and cash equivalents                                                   $1,425,205             $3,376,723
   Receivables
     Trade, net of allowances of $99,000 and $108,500
        at December 31, 2001 and June 30, 2001                                    487,504              1,519,232
     Other                                                                         60,334                 59,003
   Inventories                                                                  1,527,543              2,051,938
   Prepaid expenses and other                                                     290,401                294,437
                                                                               ----------             ----------
                Total current assets                                            3,790,987              7,301,333

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                         247,731                247,731
     Building and improvements                                                  1,971,031              1,971,031
     Equipment                                                                  4,533,719              4,439,139
     Furniture and fixtures                                                       414,857                414,857
                                                                               ----------             ----------
                                                                                7,167,338              7,072,758
     Less accumulated depreciation                                              4,905,244              4,650,264
                                                                               ----------             ----------
                                                                                2,262,094              2,422,494

OTHER ASSETS
   Patents and trademarks, less accumulated amortization
      of $1,227,627 and $1,189,787 at December 31,
      2001 and June 30, 2001                                                      297,073                243,949
                                                                               ----------             ----------

                                                                               $6,350,154             $9,967,776
                                                                               ==========             ==========

The accompanying notes are an integral part of these statements.

                LIABILITIES AND                                                December 31,            June 30,
                   SHAREHOLDERS' EQUITY                                            2001                  2001
                                                                              --------------          ----------
CURRENT LIABILITIES
   Current maturities of long-term obligations                                $   938,800            $    38,311
   Accounts payable                                                               628,363              1,175,728
   Accrued expenses
     Payroll related                                                              349,885                366,467
     Retail support programs                                                      328,133                595,509
     Restructuring charges                                                        105,232                274,698
     Other                                                                        259,372                495,892
   Customer deposits                                                               75,000                 75,000
                                                                              -----------            -----------
                Total current liabilities                                       2,684,785              3,021,605

LONG-TERM OBLIGATIONS, less current maturities                                    125,170                859,623


COMMITMENTS AND CONTINGENCIES                                                          -                      -

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares authorized; 3,940,920 and
      3,922,384 shares issued and outstanding at December 31, 2001
      and June 30, 2001                                                            39,409                 39,224
   Additional contributed capital                                              11,360,552             11,344,166
   Accumulated deficit                                                         (7,859,762)            (5,296,842)
                                                                              -----------            -----------
                                                                                3,540,199              6,086,548
                                                                              -----------            -----------
                                                                              $ 6,350,154            $ 9,967,776
                                                                              ===========            ===========

                               LECTEC CORPORATION

                            STATEMENTS OF OPERATIONS

                                                      Six months
                                                        ended                             Years ended June 30,
                                                      December 31,        ----------------------------------------------------
                                                         2001                 2001                2000               1999
                                                     ------------         ------------        ------------        ------------
Net sales                                            $  5,119,391         $ 15,928,832        $ 14,596,346        $ 12,279,075
Cost of goods sold                                      3,630,252           10,506,231           9,475,129           8,185,514
                                                     ------------         ------------        ------------        ------------
         Gross profit                                   1,489,139            5,422,601           5,121,217           4,093,561

Operating expenses
   Sales and marketing                                  2,308,045            4,377,580           3,672,908           2,187,710
   General and administrative                           1,272,244            2,957,098           2,598,998           2,507,432
   Research and development                               466,306              919,786           1,094,808           1,169,743
   Restructuring charge                                       -                303,759                 -                   -
   Medical tape asset impairment                              -                    -               645,000                 -
                                                     ------------         ------------        ------------        ------------
                                                        4,046,595            8,558,223           8,011,714           5,864,885
                                                     ------------         ------------        ------------        ------------
         Loss from operations                          (2,557,456)          (3,135,622)         (2,890,497)         (1,771,324)

Other income (expenses)
   Interest expense                                       (67,558)            (151,272)            (35,405)             (1,173)
   Gain on disposition of assets                              -              4,662,210                 -                   -
   Other, net                                              45,996               16,176              27,692              89,240
                                                     ------------         ------------        ------------        ------------
         Earnings (loss) before income taxes           (2,579,018)           1,391,492          (2,898,210)         (1,683,257)

Income taxes                                              (16,098)              48,000             (38,934)                -
                                                     ------------         ------------        ------------        ------------
         Net earnings (loss)                         $ (2,562,920)        $  1,343,492        $ (2,859,276)       $ (1,683,257)
                                                     ============         ============        ============        ============
Net earnings (loss) per share
   Basic                                             $      (0.65)        $       0.34        $      (0.74)       $      (0.43)
   Diluted                                           $      (0.65)        $       0.34        $      (0.74)       $      (0.43)

Weighted average shares outstanding
   Basic                                                3,925,608            3,911,577           3,885,911           3,906,694
   Diluted                                              3,925,608            3,925,851           3,885,911           3,906,694


The accompanying notes are an integral part of these statements.

                               LECTEC CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        Accumulated
                                                       Common stock       Additional       other                      Comprehensive
                                                  -------------------    contributed   comprehensive   Accumulated      earnings
                                                   Shares     Amount       capital      gain (loss)      deficit         (loss)
                                                  --------   --------   ------------- --------------- ------------- ---------------
Balance at July 1, 1998                           4,036,000    $40,360   $11,769,053     $  (8,508)    $(2,097,801)

   Common shares issued upon exercise of options      1,000         10         2,390            -               -

   Common shares issued in connection with the
     employee stock option plan                      15,126        151        32,855            -               -

   Shares repurchased                              (175,650)    (1,756)     (541,644)           -               -

   Net loss                                              -          -             -             -       (1,683,257)     $(1,683,257)

   Unrealized loss on securities
     available-for-sale                                  -          -             -         (3,333)             -            (3,333)
                                                  ----------  --------   -----------     ---------     -----------      -----------
Comprehensive loss                                                                                                      $(1,686,590)
                                                                                                                        ===========
Balance at June 30, 1999                          3,876,476     38,765    11,262,654       (11,841)     (3,781,058)

   Common shares issued upon exercise of options        500          5         1,295            -               -

   Common shares issued in connection with the
     employee stock purchase plan                    27,489        275        52,311            -               -

   Net loss                                              -          -             -             -       (2,859,276)     $(2,859,276)

   Unrealized gain on securities
     available-for-sale                                  -          -             -         16,686              -            16,686
                                                  ----------  --------   -----------     ---------     -----------      -----------
Comprehensive loss                                                                                                      $(2,842,590)
                                                                                                                        ===========
Balance at June 30, 2000                          3,904,465     39,045    11,316,260         4,845      (6,640,334)

   Realized loss on securities available for
     sale                                                -          -             -         (4,845)             -

   Common shares issued in connection with the
     employee stock purchase plan                    17,919        179        27,906            -               -

   Net earnings                                          -          -             -             -        1,343,492      $ 1,343,492
                                                  ----------  --------   -----------     ---------     -----------      -----------
Comprehensive earnings                                                                                                  $ 1,343,492
                                                                                                                        ===========
Balance at June 30, 2001                          3,922,384     39,224    11,344,166            -       (5,296,842)

   Common shares issued in connection with the
     employee stock purchase plan                    18,536        185        16,386            -               -

   Net loss                                              -          -             -             -       (2,562,920)     $(2,562,920)
                                                  ----------  --------   -----------     ---------     -----------      -----------
Comprehensive loss                                                                                                      $(2,562,920)
                                                                                                                        ===========
Balance at December 31, 2001                      3,940,920    $39,409   $11,360,552     $      -      $(7,859,762)
                                                  =========   ========   ===========     =========     ===========


The accompanying notes are an integral part of these statements.

                               LECTEC CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                              Six months
                                                                ended                        Years ended June 30,
                                                              December 31,     --------------------------------------------------
                                                                 2001               2001              2000               1999
                                                             --------------     -----------        -----------        -----------
Cash flows from operating activities:
   Net earnings (loss)                                       $(2,562,920)       $ 1,343,492        $(2,859,276)       $(1,683,257)
   Adjustments to reconcile net earnings (loss) to net
     cash used in operating activities:
       Medical tape asset impairment and inventory
         write-down                                                   -                  -             730,000                 -
       Gain on disposition of assets                                  -          (4,662,210)                -                  -
       Restructuring charge                                           -             274,698                 -                  -
       Depreciation and amortization                             292,820            521,276            908,024            851,087
       Deferred income taxes                                         -                  -              157,000                -
         Changes in operating assets and
           liabilities, net of dispositions:
              Trade and other receivables                      1,030,397           (297,647)          (294,165)           (61,620)
              Refundable income taxes                                 -                  -                  -              52,000
              Inventories                                        524,395           (177,646)          (336,162)          (278,513)
              Prepaid expenses and other                           4,036            (73,923)           (45,840)           (71,611)
              Accounts payable                                  (547,365)          (103,675)           265,643            835,761
              Accrued expenses                                  (689,944)           337,513             42,917            167,154
              Customer deposits                                       -             (85,000)           160,000                 -
                                                             -----------        -----------        -----------        -----------

                Net cash used in operating activities         (1,948,581)        (2,923,122)        (1,271,859)          (188,999)

Cash flows from investing activities:
   Purchase of property, plant and equipment                     (94,580)          (371,906)          (424,448)          (419,469)
   Investment in patents and trademarks                          (90,964)          (141,215)          (138,553)           (79,513)
   Net proceeds from disposition of assets                            -           6,666,988                 -                  -
   Proceeds from the sale of investments                              -              11,076                 -                  -
                                                             -----------        -----------        -----------        -----------
                Net cash provided by (used in)
                 investing activities                           (185,544)         6,164,943           (563,001)          (498,982)

Cash flows from financing activities:
   Issuance of common stock                                       16,571             28,085             53,586             35,006
   Repurchases and retirement of common stock                         -                  -                  -            (543,400)
   Net borrowings (repayments) on note payable                        -            (837,542)           837,542                 -
   Proceeds from borrowing on long-term obligations              187,832            867,703             33,649             36,849
   Repayment of long-term obligations                            (21,796)           (23,515)           (11,771)            (4,981)
                                                             -----------        -----------        -----------        -----------

                Net cash provided by (used in)
                  financing activities                           182,607             34,731            913,006           (476,526)
                                                             -----------        -----------        -----------        -----------
                Net increase (decrease) in cash and
                  cash equivalents                            (1,951,518)         3,276,552           (921,854)        (1,164,507)

Cash and cash equivalents - beginning                          3,376,723            100,171          1,022,025          2,186,532
                                                             -----------        -----------        -----------        -----------
Cash and cash equivalents - end                              $ 1,425,205        $ 3,376,723        $   100,171        $ 1,022,025
                                                             ===========        ===========        ===========        ===========

                               LECTEC CORPORATION

                                                              Six months
                                                                ended                        Years ended June 30,
                                                              December 31,     --------------------------------------------------
                                                                 2001               2001              2000               1999
                                                             --------------     -----------        -----------        -----------
Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                    $    57,600        $  161,664         $    28,085        $       792

   Cash paid during the year for income taxes                $    56,000        $    2,000         $        -         $    22,010



The accompanying notes are an integral part of these statements.

                               LECTEC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




NOTE A  -  SUMMARY OF ACCOUNTING POLICIES

   LecTec Corporation (the "Company") is primarily engaged in the research, design, manufacture and sale of therapeutic consumer products. The Company's customers are located throughout the United States as well as Canada and Asia. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. At times, cash and cash equivalents may be in excess of FDIC insurance limits.

   Accounts Receivable

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluation of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management expectations.

   Investments

   The Company has had investments which were classified as available-for-sale and were reported at fair value. The Company utilized the specific identification method in computing realized gains and losses on these investments.

   Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                                                 December 31,           June 30,
                                                                    2001                  2001
                                                                 ------------          ----------
                Raw materials                                     $1,159,685           $1,517,167
                Work in process                                        5,198                4,850
                Finished goods                                       362,660              529,921
                                                                  ----------           ----------

                                                                  $1,527,543           $2,051,938
                                                                  ==========           ==========

                               LecTec Corporation

NOTE A  -  SUMMARY OF ACCOUNTING POLICIES  -  Continued

   Long-Lived Assets

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

                  Buildings and improvements          5 - 40 years
                  Equipment                           4 - 15 years
                  Furniture and fixtures               5 - 7 years

   Patents and trademarks consist primarily of the cost of applying for patents and trademarks and are amortized on a straight-line basis over the estimated useful life of the asset, generally five years.

   The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. Projected undiscounted cash flows are used when reviewing these assets.

   Revenue Recognition

   Revenue is recognized when the product has been shipped and accepted by the customer and collection is probable.

   Advertising

   The Company expenses the cost of advertising as incurred, except for the cost of television commercials which are expensed as the commercials are broadcast. Advertising expense totaled approximately $682,000, $1,233,000, $536,000 and $271,000, for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999.

   Research and Development

   Research and development costs are expensed as incurred.

                               LecTec Corporation

NOTE A  -  SUMMARY OF ACCOUNTING POLICIES  -  Continued

   Net Earnings (Loss) Per Share

   Basic net earnings (loss) per share is computed by dividing net earnings
   (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

   Common stock options and warrants to purchase 1,203,763, 1,044,129, 1,048,205 and 897,506 shares of common stock with a weighted average exercise price of $4.75, $5.39, $6.07 and $7.54 were outstanding during the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999, but were excluded because they were antidilutive.

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

                               LecTec Corporation

NOTE B  -  CHANGE IN YEAR END

   Effective September 5, 2001, the Company changed its year end to December 31 from June 30.

   The following unaudited condensed information presents the six month period ended December 31, 2000 and is presented for comparative purposes to the six month period ended December 31, 2001, which is included in the financial statements.

                             STATEMENT OF OPERATIONS                                     STATEMENT OF CASH FLOWS
                             -----------------------                                     -----------------------

                                  Six months ended                                                   Six months ended
                                  December 31, 2000                                                  December 31, 2000
                                  -----------------                                                  -----------------

   Net sales                         $ 8,245,378            Cash flows from operating
   Cost of goods sold                  5,252,574               activities                               $ 112,252
                                     -----------
     Gross profit                      2,992,804            Cash flows from investing activities:
                                                               Purchase of property and equipment        (183,651)
   Operating expenses                  4,196,000               Investment in patents and trademarks       (85,789)
                                     -----------               Proceeds from the sale of investments       11,076
     Loss from operations             (1,203,196)                                                       ---------
                                                                 Net cash used in investing
   Other expense, net                    (86,701)                   activities                           (258,364)
                                     -----------
     Loss before income taxes         (1,289,897)           Cash flows from financing activities:
                                                               Issuance of common stock                    16,681
   Income taxes                               -                Net repayments on note payable            (494,217)
                                     -----------               Proceeds from borrowing on
     Net loss                        $(1,289,897)                 long-term obligations                   820,000
                                     ===========               Repayment of long-term
                                                                 obligations                             (10,903)
                                                                                                        ---------
                                                                 Net cash provided by financing
                                                                    activities                            331,561
                                                                                                        ---------
                                                                 Net increase in cash and cash
                                                                    equivalents                           185,449

                                                            Cash and cash equivalents at
                                                               beginning of period                        100,171
                                                                                                        ---------
                                                            Cash and cash equivalents at
                                                               end of period                            $ 285,620
                                                                                                        =========

                               LecTec Corporation

NOTE C  -  LIQUIDITY

   Since inception, the Company has experienced negative cash flows and incurred net losses, resulting in an accumulated deficit of $7,859,762 at December 31, 2001. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities.

   The Company has received an offer to factor its receivables and is negotiating advances and a short-term loan from a customer. In addition, management is exploring other options for additional capital. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.


NOTE D  -  NOTE PAYABLE TO BANK

   The Company maintains a secured line of credit with a maximum borrowing of $2,000,000 as defined in the agreement. The credit agreement expires November 22, 2003 and includes interest computed at the prime rate plus 3% (effective rate of 7.75% and 9.75% at December 31, 2001 and June 30, 2001). The agreement includes a minimum annual interest charge for each year of the agreement ($50,000, $80,000 and $95,000 for the years ended November 22, 2002, 2001 and 2000). There were no borrowings outstanding on the line of credit at December 31, 2001. The Company was not in compliance with certain covenants at December 31, 2001. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets.


NOTE E  -  LONG-TERM OBLIGATIONS


   The Company has a mortgage note payable to a bank. The principal balance of $820,000 at December 31, 2001 and June 30, 2001, is due in December 2002 with monthly interest payments due computed at the prime rate plus 5% (effective rate of 9.75% at December 31, 2001 and 11.75% at June 30, 2001). The mortgage is collateralized by the Company's real property. The remainder of long-term obligations consists of capital lease obligations, due in various monthly installments up to $8,015 including interest up to 19.1% through June 2005, collateralized by equipment.

                               LecTec Corporation

NOTE E  -  LONG-TERM OBLIGATIONS  -  Continued


   Maturities of long-term obligations are as follows:

              Years ending December 31:
                2002                                    $  938,800
                2003                                       114,400
                2004                                         8,200
                2005                                         2,570
                                                        ----------

                                                        $1,063,970
                                                        ==========


NOTE F  -  COMMITMENTS AND CONTINGENCIES

   Leases

   The Company conducts portions of its operations in a leased facility that expires June 30, 2002. The lease provides for payment of a portion of taxes and other operating expenses by the Company. Total rent expense for operating leases was $98,215, $265,595, $260,481 and $250,641 for the six months ended
   December 31, 2001 and years ended June 30, 2001, 2000 and 1999. The Company also leases various equipment under operating leases that expire December, 2004.

   Future minimum lease commitments under all operating leases are as follows:

                Years ending December 31:
                -------------------------

                             2002                                       $142,800
                             2003                                          2,300
                             2004                                          1,900

                               LecTec Corporation

NOTE F  -  COMMITMENTS AND CONTINGENCIES  -  Continued

   Employee Benefit Plan

   The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees. The Company matches 50% of employee contributions up to 5% of a participant's compensation. The Company's contributions under this plan were $35,561, $86,750, $81,474 and $71,006 for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999. The Company may also make a discretionary contribution. No discretionary contributions were made for the six months ended December 31, 2001 and each of the three years ended June 30, 2001, 2000 and 1999.

   Legal Proceedings

   The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.


NOTE G  -  INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                  Six months
                                     ended                           Years ended June 30,
                                  December 31,           ---------------------------------------------
                                    2001                   2001                2000             1999
                                  ------------           --------          ----------         --------

     Current                       $(16,098)             $48,000           $(195,934)         $    -
     Deferred                           -                    -               157,000               -
                                   --------              -------           ---------          ------

                                   $(16,098)             $48,000           $ (38,934)         $    -
                                   ========              =======           =========          ======

                              LecTec Corporation

NOTE G  -  INCOME TAXES  -  Continued

   Differences between income tax expense (benefit) and the statutory federal income tax rate of 34% are as follows:

                                                                             June 30,
                                                  December 31,     --------------------------
                                                     2001            2001     2000     1999
                                                  ------------       ----     ----     ----
     Federal statutory income tax rate               (34.0)%         34.0%   (34.0)%  (34.0)%
     State income taxes, net of federal effect          .1             .1       .1       --
     Change in valuation allowance                    42.0          (35.4)    33.6     34.4
     Other                                            (8.7)           4.8     (1.0)     (.4)
                                                     -----          -----    -----    -----

                                                       (.6)%          3.5%    (1.3)%     --
                                                     =====          =====    =====    =====


   Deferred tax assets and liabilities consists of the following:

                                                     December 31,     June 30,
                                                         2001           2001
                                                     ------------   ------------
      Current assets and liabilities:
        Inventories                                  $    79,200    $   150,500
        Vacation pay                                      63,300         57,300
        Restructuring accrual                             48,300        109,400
        Other                                            120,500        227,800
                                                     -----------    -----------

                 Net current asset                       311,300        545,000

      Long-term assets and liabilities:
        Net operating loss carryforwards               2,788,300      1,640,000
        Tax credit carryforwards                         316,300        287,600
        Tax depreciation in excess of book depreciati    (83,200)      (210,100)
        Charitable contribution carryforwards             14,300           --
        Other                                             68,300         70,200
                                                     -----------    -----------

                 Net long-term asset                   3,104,000      1,787,700
                                                     -----------    -----------

                 Net deferred tax asset                3,415,300      2,332,700
                 Less valuation allowance             (3,415,300)    (2,332,700)
                                                     -----------    -----------

                 Net deferred tax asset              $        --    $        --
                                                     ===========    ===========

                              LecTec Corporation

NOTE G  -  INCOME TAXES  -  Continued

   At December 31, 2001, the Company has available net operating loss carryforwards of approximately $8,200,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2007. A valuation allowance has been recorded for these net operating loss carryforwards and all other deferred tax assets as they may not be realizable. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized.


NOTE H  -  EQUITY TRANSACTIONS


   Employee Stock Purchase Plan

   The Company's employee stock purchase plan, adopted November 19, 1998, allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan. The Company issued 18,536, 17,919, 27,489 and 15,126 shares in connection with purchases by employees for $16,571, $28,085, $52,586 and $33,006 for the six months ended December 31, 2001 and three years ended June 30, 2001, 2000 and 1999.

   Stock Options and Warrants

   The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 751,000 shares of common stock are available for grants of options under the plans at December 31, 2001. Options under the Company's plans are granted at fair market value and expire at five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after three to four years.

                              LecTec Corporation

NOTE H  -  EQUITY TRANSACTIONS  -  Continued


   A summary of the Company's stock option transactions for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                                      Weighted average
                                              Number of shares         exercise price
                                              ----------------         --------------

     Outstanding at July 1, 1998                   847,620                  $7.86
       Granted                                     304,200                   2.76
       Exercised                                    (1,000)                  2.00
       Canceled                                    (16,994)                  8.74
                                                 ---------

     Outstanding at June 30, 1999                1,133,826                   6.48
       Granted                                     115,000                   3.04
       Exercised                                      (500)                  2.00
       Canceled                                   (221,704)                  8.44
                                                 ---------
     Outstanding at June 30, 2000                1,026,622                   5.68
       Granted                                     285,000                   2.20
       Exercised                                        --                     --
       Canceled                                   (176,007)                  5.23
                                                 ---------
     Outstanding at June 30, 2001                1,135,615                   4.87
       Granted                                     109,000                   1.82
       Exercised                                        --                     --
       Canceled                                       (167)                  2.94
                                                 ---------
     Outstanding at December 31, 2001            1,244,448                   4.60
                                                 =========


   A total of 754,709, 716,667, 604,971 and 593,876 options were exercisable at December 31, 2001, June 30, 2001, 2000 and 1999, with a weighted average price of $6.02, $5.93, $6.54 and $7.83.

                              LecTec Corporation

NOTE H  -  EQUITY TRANSACTIONS  -  Continued


   The following information applies to grants that are outstanding at December 31, 2001:

                                          Options outstanding                              Options exercisable
                               ---------------------------------------------         -----------------------------
                                                 Weighted           Weighted                              Weighted
                                                 average             average                               average
            Range of             Number         remaining           exercise            Number            exercise
         exercise prices       outstanding   contractual life        price           exercisable            price
         ---------------       -----------   ----------------       --------         -----------          --------

           $1.75 - $2.50         427,500         4.1 years            $2.09             88,918           $  2.05
           $2.75 - $3.88         322,200         3.0 years             2.93            191,043              2.96
           $4.38 - $6.25         175,500         5.9 years             5.36            155,500              5.42
           $6.63 - $9.52         181,248         3.5 years             7.98            181,248              7.98
         $10.00 - $11.25         138,000         4.4 years            10.91            138,000             10.91
                               ---------                                               -------

                               1,244,448                                               754,709
                               =========                                               =======

   The weighted average fair value of the options granted during the six months ending December 31, 2001 and the years ending June 30, 2001, 2000 and 1999 was $1.29, $1.52, $1.84 and $1.47. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the six months ending December 31, 2001 and the years ending June 30, 2001, 2000 and 1999: zero dividend yield, expected volatility of 95%, 96%, 74% and 62%, risk-free interest rate of 4.18%, 4.97%, 6.53% and 5.77% and expected lives of 4.0 years.

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

                              LecTec Corporation

NOTE H  -  EQUITY TRANSACTIONS  -  Continued


   The Company's net earnings (loss) and net earnings (loss) per share for the six months ending December 31, 2001 and the years ending June 30, 2001, 2000 and 1999 would have been changed to the pro forma amounts indicated below had the fair value method been used for options granted to employees and directors. These effects may not be representative of the future effects of applying this method.

                            Six months ended
                               December 31,                                      Years ended June  30,
                         ------------------------   -------------------------------------------------------------------------------
                                    2001                       2001                       2000                     1999
                         As reported    Pro forma   As reported    Pro forma   As reported    Pro forma   As reported    Pro forma
                         -----------    ---------   -----------    ---------   -----------    ---------   -----------    ---------

Net earnings (loss)      $(2,562,920) $(2,745,293)  $1,343,492     $873,179    $(2,859,276)  $(3,447,381) $(1,683,257) $(2,201,974)
Net earnings (loss)
   per share -                 $(.65)       $(.70)        $.34         $.22          $(.74)        $(.89)       $(.43)       $(.56)
   basic/diluted

   Stock Repurchase Program

   In April 1998, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. There were no shares repurchased during the six months ending December 31, 2001 and years ended June 30, 2001 and 2000. During the year ended June 30, 1999, the Company repurchased 175,650 shares for $543,400.

   Warrants

   The Company has outstanding warrants to an outside party to purchase 12,953 shares of common stock. The warrants are fully exercisable and entitle the holder to purchase common stock at $6.25 per share until November 20, 2004.


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

                              LecTec Corporation

NOTE I  -  SEGMENT INFORMATION  -  Continued

   and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company sold the conductive and medical tape product lines during fiscal year ending June 30, 2001, but continues to manufacture conductive products for the buyer. Net sales by major product line were as follows:

                                           Six months
                                             ended                        Years ended June 30,
                                           December 31,    ----------------------------------------
                                              2001             2001           2000          1999
                                           -----------         ----           ----          ----

     Conductive products                   $1,024,336      $  6,563,924  $  7,450,755  $  7,758,286
     Medical tape products                         --           127,436     1,927,392     2,716,540
     Therapeutic consumer products          4,095,055         9,237,472     5,218,199     1,804,249
                                           ----------       -----------   -----------   -----------

                                           $5,119,391       $15,928,832   $14,596,346   $12,279,075
                                           ==========       ===========   ===========   ===========

   Export sales accounted for approximately 2%, 8%, 13% and 13% of total net sales during the six months ended December 31, 2001 and years ended June 30, 2001, 2000, and 1999. Export sales are attributed to geographic region based upon the location of the customer. The conductive and medical tape product lines have been sold during the year ended June 30, 2001 and 2000 and accounted for all the export sales other than to Canada and Asia. Export sales by geographic area were as follows:

                                            Six months
                                               ended                 Years ended June 30,
                                           December 31,   ----------------------------------------
                                               2001           2001          2000           1999
                                           ------------       ----          ----           ----
      Europe                               $     --       $  815,796     $1,006,412     $1,216,199
      Latin America                              --          139,613        547,904        371,654
      Asia                                     46,512         72,851         46,279         31,935
      Canada                                   80,146        215,686        298,884          7,011
      Middle East                                --             --           10,272           --
      Other                                      --            7,950         25,962         28,333
                                           ----------     ----------     ----------     ----------

                                           $  126,658     $1,251,896     $1,935,713     $1,655,132
                                           ==========     ==========     ==========     ==========

                              LecTec Corporation

NOTE J  -  MAJOR CUSTOMERS

   The Company had sales greater than 10% to the following customers:



                                                    Year ended
                        Six months ended              June 30,
                           December 31,     ------------------------
                               2001         2001     2000      1999
                        ----------------    ----     ----      ----
     Customers:
      A                         33%          20%        *         *
      B                         14%          16%        *         *
      C                         20%           *         *         *
      D                          *           12%       17%       22%

     *Sales were less than 10%.

   The accounts receivable from customer A represented 13% and 18% of trade receivables at December 31, 2001 and June 30, 2001. The accounts receivable from customer B represented 19% of trade receivables at December 31, 2001 and June 30, 2001. The accounts receivable from customer C represented 14% and 15% of trade receivables at December 31, 2001 and June 30, 2001. Management believes that the loss of these three major customers could have a material adverse effect on the Company. There were no accounts receivable from customer D at June 30, 2001 as this conductive products customer will no longer generates sales due to the sale of the Company's conductive business assets during the year ended June 30, 2001.


NOTE K  -  RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently reviewing the affect of these Statements on their financial statements.

   In September 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations and SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 143 gives guidance on the accounting for asset retirement obligations. SFAS 144 clarifies the guidance used to measure impairment and clarifies the accounting for disposals of long-lived assets. These Statements are effective for the Company for the year ended December 31, 2002. The Company is currently reviewing the affect of these Statements on their financial statements.

                              LecTec Corporation

NOTE L  -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         Quarter ended          Quarter ended
                                                        September 30, 2001    December 31, 2001
                                                        ------------------    -----------------

   Net sales                                               $2,725,261            $2,394,130
   Gross profit                                               940,681               548,458
   Net loss                                                (1,190,124)           (1,372,796)
   Net loss per share
     Basic and diluted                                          $(.30)                $(.35)
   Weighted average common shares outstanding
     Basic and diluted                                      3,922,384             3,928,831

                                                                        Year ended June 30, 2001
                                             ------------------------------------------------------------------------
                                             First quarter       Second quarter     Third quarter*   Fourth quarter**
                                             -------------       --------------     --------------   ----------------

   Net sales                                   $4,188,894           $4,056,484         $4,171,778         $3,511,676
   Gross profit                                 1,634,031            1,358,773          1,436,641            993,156
   Net earnings (loss)                           (597,901)            (691,996)          (543,781)         3,177,170
   Net earnings (loss) per share
     Basic                                     $   (0.15)           $    (0.18)        $    (0.14)        $     0.81
     Diluted                                   $   (0.15)           $    (0.18)        $    (0.14)        $     0.80

   Weighted average common shares
     outstanding
       Basic                                    3,904,465            3,908,364          3,915,676          3,917,961
       Diluted                                  3,904,465            3,908,364          3,915,676          3,990,170

   * Includes a gain of $103,624 from the disposition of the Medical Tape assets (see note M).
   ** Includes a gain of $4,558,586 from the sale of the Conductive Business assets and a related restructuring charge of $303,759 (see note N).

                              LecTec Corporation

NOTE L  -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)  -  Continued

                                                           Year ended June 30, 2000
                                 ------------------------------------------------------------------------
                                 First quarter       Second quarter      Third quarter    Fourth quarter*
                                 -------------       --------------      -------------    ---------------

Net sales                        $ 3,008,752         $ 3,299,705         $ 3,934,825        $ 4,353,064
Gross profit                         939,281           1,063,014           1,511,661          1,607,261
Net loss                            (603,282)           (795,167)           (643,328)          (817,499)
Net loss per share
  Basic and diluted              $     (0.16)        $     (0.20)        $     (0.17)       $     (0.21)

Weighted average common shares
  outstanding
    Basic and diluted              3,876,476           3,881,352           3,890,494          3,895,479

   * Includes a charge of $645,000 relating to the disposition of Medical Tape assets (see note M).


NOTE M  -  DISPOSITION OF MEDICAL TAPE ASSETS

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


NOTE N  -  SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

   During the fourth quarter of the year ending June 30, 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets which were used to produce the Company's conductive products. Net proceeds from the sale were $6,036,988 consisting of the purchase price of $7,268,404 less transaction costs of $1,231,416. The net assets sold as part of the transaction were carried at a cost of $1,478,402. The Company realized a gain on the sale of $4,558,586. Under a manufacturing and supply agreement between the Company and the buyer, the Company will continue to manufacture, and supply to the buyer, certain conductive products for the six months ending December 31, 2001 and a portion of the year ending December 31, 2002. The Company will supply the products at its cost of production through October 31, 2001 and at its cost of production plus 10% until January 31, 2002. Thereafter, the Company will supply the products at normal margins.

                              LecTec Corporation

NOTE N  -  SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING  -
                  Continued

   Revenues and cost of goods sold for the medical tape business and conductive business are as follows:

                              Six months
                                ended                   Year ended June 30,
                             December 31,  ---------------------------------------
                                 2001         2001           2000         1999
                             ------------     ----           ----         ----
    Net sales
      Conductive products    $ 1,024,000   $ 6,564,000   $ 7,451,000   $ 7,758,000
      Medical tape products           --       127,000     1,927,000     2,717,000
                             -----------   -----------   -----------   -----------
                               1,024,000     6,691,000     9,378,000    10,475,000
    Cost of good sold
      Conductive products      1,019,000     4,940,000     5,230,000     4,780,000
      Medical tape products           --       178,000     2,048,000     2,685,000
                             -----------   -----------   -----------   -----------
                               1,019,000     5,118,000     7,278,000     7,465,000
                             -----------   -----------   -----------   -----------

    Gross profit             $     5,000   $ 1,573,000   $ 2,100,000   $ 3,010,000
                             ===========   ===========   ===========   ===========

   A non-recurring restructuring charge of $303,759 was incurred in the fourth quarter of the year ending June 30, 2001 relating to the sale of the Company's conductive business assets. The restructuring charge consists primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. During the six months ending December 31, 2001 and the year ended June 30, 2001, the separation costs include the termination of 23 production and 4 administrative employees. The total restructuring charge decreased the June 30, 2001 net income per basic and diluted share by $.08. The Company expects to complete the restructuring during fiscal year ending December 31, 2002.

   Selected information regarding the restructuring accrual is as follows:

                                   Separation   Facility       Other
                                      costs       costs        costs          Total
                                   ----------   --------     ---------    ----------

    Accrual at April 1, 2001       $    --      $    --      $    --      $    --
      Restructuring accrual          111,637      122,702       69,420      303,759
      Payments                        (9,641)        --        (19,420)     (29,061)
                                   ---------    ---------    ---------    ---------

    Accrual at June 30, 2001         101,996      122,702       50,000      274,698
      Payments                       (80,066)     (61,350)     (28,050)    (169,466)
                                   ---------    ---------    ---------    ---------

    Accrual at December 31, 2001   $  21,930    $  61,352    $  21,950    $ 105,232
                                   =========    =========    =========    =========

Item 9.


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002, and is incorporated herein by reference. The information required under this item with respect to executive officers is included under the heading "Executive Officers of the Registrant" of Item 1 of this Form 10-K. The information required under this item with respect to officers, directors and persons who beneficially own more than 10% of the Company's Common Stock will be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002, and is incorporated herein by reference.


Item 11.          EXECUTIVE COMPENSATION

         The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002, and is incorporated herein by reference.


Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002, and is incorporated herein by reference.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002, and is incorporated herein by reference.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K


(a)      Financial Statements, Schedules and Exhibits

         1.       Financial Statements

                  The following financial statements of the Company are filed as a part of this Form 10-K in Part II, Item 8:

                 (i)       Report of Independent Certified Public Accountants
                (ii)       Balance Sheets at December 31, 2001and June 30, 2001

               (iii) Statements of Operations for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999

                (iv) Statements of Shareholders' Equity for the six months ended December 31, 2001 and for the years ended June 30, 2001, 2000 and 1999

                 (v) Statements of Cash Flows for the six months ended December 31, 2001 and for the years ended June 30, 2001, 2000 and 1999

                (vi)       Notes to Financial Statements

         2.       Financial Statement Schedules

                 (i) Schedule II - Valuation and Qualifying Accounts, for the six months ended December 31, 2001 and each of the three years in the period ended June 30, 2001

                (ii) Other Schedules - All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         3.       Exhibits

                                                                                      Method of
                                                                                        Filing
                                                                                      ---------

                  3.01     Articles of Incorporation of LecTec Corporation, as
                           amended                                                          (1)

                  3.02     By laws of LecTec Corporation                                    (1)

                 10.01     Certificate of Secretary pertaining to Resolution of
                           Board of Directors of LecTec Corporation, dated
                           October 30, 1986, implementing a Profit Sharing Bonus
                           Plan                                                             (1)

               **10.02     LecTec Corporation 1989 Stock Option Plan                        (2)

               **10.03     LecTec Corporation 1991 Directors' Stock Option Plan             (2)

                 10.04     Building lease dated May 24, 1991 between LecTec
                           Corporation and Sierra Development Co.                           (2)

                10.05      First amendment dated May 5, 1997 between LecTec
                           Corporation and Rushmore Plaza Partners Limited
                           Partnership                                                  (2)

                10.06      Articles of Merger of Pharmadyne Corporation into
                           LecTec Corporation dated December 31, 1997                   (3)

              **10.07      Change In Control Termination Pay Plan adopted May
                           27, 1998                                                     (3)

              **10.08      LecTec Corporation Employee Stock Purchase Plan              (4)

              **10.09      LecTec Corporation 1998 Stock Option Plan                    (5)

              **10.10      LecTec Corporation 1998 Directors' Stock Option Plan         (5)

                10.11      Credit and Security Agreement by and between LecTec
                           Corporation and Wells Fargo business Credit, Inc.
                           dated November 22, 1999                                      (6)

                10.12      First Amendment To Credit and Security Agreement and
                           Waiver of Defaults by and between LecTec Corporation
                           and Wells Fargo Business Credit, dated February 9,
                           2000                                                         (6)

                10.13      Second Amendment to Credit and Security Agreement and
                           Waiver of Defaults by and Between LecTec Corporation
                           and Wells Fargo Business Credit, Inc. dated September
                           26, 2000                                                     (8)

               *10.14      Supply Agreement dated as of March 21, 2000 by and
                           between LecTec Corporation and Johnson & Johnson
                           Consumer Companies, Inc. and Neutrogena Corporation          (7)

               *10.15      Supply Agreement dated as of May 15, 2000 by and
                           between LecTec Corporation and Novartis Consumer
                           Health, Inc.                                                 (7)

                10.16      Credit and Security Agreement by and between LecTec
                           Corporation and Wells Fargo Bank Minnesota, National
                           Association dated September 28, 2000                         (8)

                10.17      Loan Agreement and Promissory Note by and between
                           LecTec Corporation and Equity Holdings II dated
                           December 21, 2000                                            (9)

                10.18      Asset Purchase Agreement dated November 17, 2000 by
                           and among The Ludlow Company LP, Sherwood Services AG
                           and LecTec Corporation                                      (10)

                10.19      Asset Purchase Agreement dated March 13, 2001 by and
                           among The National Medical Products Co. Ltd. and
                           LecTec Corporation                                          (11)

              **10.20      LecTec Corporation 2001 Stock Option Plan                   (12)

                10.21      Fifth Amendment to Credit and Security Agreement and
                           Waiver of Defaults by and Between LecTec Corporation
                           and Wells Fargo Business Credit, Inc. dated November
                           13, 2001                                                    (13)

                23.01      Consent of Grant Thornton LLP                               (13)


                99.01      Cautionary Statements                                       (13)

-----------------------------------------------

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

         (12) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

         (13)     Filed herewith.


(b)      Reports on Form 8-K

         None.

                               LecTec Corporation
                                   Schedule II
                        Valuation and Qualifying Accounts
   Six Months Ended December 31, 2001 and the Three Years Ended June 30, 2001



                                          Balance at     Charged to      Charge to                       Balance
                                         beginning of     costs and        other                         at end
Description                                 period        expenses       accounts         Deductions    of period
-----------                                 ------        --------       --------         ----------    ---------

Allowance for doubtful accounts

   Year ended June 30, 1999                 $90,818        $48,000              --         $37,067        $101,751

   Year ended June 30, 2000                 101,751         48,000              --          22,626         127,125

   Year ended June 30, 2001                 127,125         24,000              --          42,672         108,453

   Six months ended Dec. 31, 2001           108,453         16,500              --          25,944          99,009


Allowance for sales returns and credits

   Year ended June 30, 1999                 $88,668        $61,876              --         $93,787         $56,757

   Year ended June 30, 2000                  56,757        345,855              --         160,206         242,406

   Year ended June 30, 2001                 242,406        710,646              --         382,254         570,798

   Six months ended Dec. 31, 2001           570,798        201,887              --         514,969         257,716

Allowance for inventory obsolescence

   Year ended June 30, 1999                $210,222       $243,198              --        $168,811        $284,609

   Year ended June 30, 2000                 284,609        267,911              --         406,545         145,975

   Year ended June 30, 2001                 145,975        326,257              --         343,442         128,790

   Six months ended Dec. 31, 2001           128,790         60,000              --          99,635          89,155

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2002.

                                 LECTEC CORPORATION

                                  /s/Rodney A. Young
                                 -----------------------
                                 Rodney A. Young
                                 Chairman, Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rodney A. Young and Douglas J. Nesbit (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Transition Report on Form 10-K of LecTec Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Rodney A. Young                                          April 15, 2002
-----------------------------------------------
Rodney A. Young
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/Douglas J. Nesbit                                        April 15, 2002
-----------------------------------------------
Douglas J. Nesbit
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

/s/Lee M. Berlin                                            April 15, 2002
-----------------------------------------------
Lee M. Berlin
Director

/s/Bert J. McKasy                                           April 15, 2002
-----------------------------------------------
Bert J. McKasy
Director

/s/Marilyn K. Speedie                                       April 15, 2002
-----------------------------------------------
Marilyn K. Speedie
Director

/s/Donald C. Wegmiller                                      April 15, 2002
-----------------------------------------------
Donald C. Wegmiller
Director

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

  10.17 Loan Agreement and Promissory Note by and between LecTec Corporation and Equity Holdings II dated December 21, 2000 (Note 9).

  10.18 Asset Purchase Agreement dated November 17, 2000 by and among The Ludlow Company LP, Sherwood Services AG and LecTec Corporation (Note
           10).

  10.19 Asset Purchase Agreement dated March 13, 2001 by and among The National Medical Products Co. Ltd. and LecTec Corporation (Note 11).

**10.20    LecTec Corporation 2001 Stock Option Plan (Note 12).

  10.21 Fifth Amendment to Credit and Security Agreement and Waiver of Defaults by and Between LecTec Corporation and Wells Fargo Business Credit, Inc. dated November 13, 2001. (Filed herewith)

  23.01    Consent of Grant Thornton LLP. (Filed herewith)

  99.01    Cautionary Statements. (Filed herewith)


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

(8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (7)

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