Form 10-Q
period 2002-03-31
LECTEC CORP /MN/
filed 2002-05-15
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________


Commission file number:  0-16159

                               LECTEC CORPORATION
                               -------------------
             (Exact name of Registrant as specified in its charter)


           Minnesota                                            41-1301878
---------------------------------                          -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

10701 Red Circle Drive, Minnetonka, Minnesota                    55343
---------------------------------------------                 ----------
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

Yes  [ X ]    No  [   ]

The number of shares outstanding of the registrant's common stock as of May 14, 2002 was 3,953,576 shares.

                               LECTEC CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Financial Statements and Notes to Condensed Financial Statements
              (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       I-1

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

    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-1

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .        II-1

              Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-2


PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
         FINANCIAL STATEMENTS


                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      March 31,         December 31,
                                                                                        2002                2001
                                                                                  ----------------     --------------

ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                                        $   389,070         $ 1,425,205
     Trade receivables and other, net of allowances of $106,500
         and $99,000 at March 31, 2002 and December 31, 2001                              933,589             547,838
     Inventories
         Raw materials                                                                  1,030,549           1,159,685
         Work-in-process                                                                   23,083               5,198
         Finished goods                                                                   560,775             362,660
                                                                                  ----------------     ---------------
                                                                                        1,614,407           1,527,543

     Prepaid expenses and other                                                           271,271             290,401
                                                                                  ----------------     ---------------

                Total current assets                                                    3,208,337           3,790,987


PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                            2,136,590           2,262,094

OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,249,240
         and $1,227,627 at March 31, 2002 and December 31, 2001                           298,607             297,073
                                                                                  ----------------     ---------------

                                                                                      $ 5,643,534         $ 6,350,154
                                                                                  ================     ===============


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)



                                                                                          March 31,           December 31,
                                                                                            2002                  2001
                                                                                      ----------------     ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Current maturities of long-term obligations                                              940,695              938,800
     Accounts payable                                                                         741,053              628,363
     Accrued expenses                                                                       1,001,988              937,390
     Customer deposits                                                                         75,000               75,000
     Restructuring charges                                                                     38,767              105,232
                                                                                      ----------------     ----------------

                Total current liabilities                                                   2,797,503            2,684,785

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                                 93,804              125,170

COMMITMENTS AND CONTINGENCIES                                                                       -                    -

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,953,578 and 3,940,920 shares issued and outstanding at
         March 31, 2002 and December 31, 2001                                                  39,536               39,409
     Additional paid-in capital                                                            11,379,434           11,360,552
     Accumulated deficit                                                                   (8,666,743)          (7,859,762)
                                                                                      ----------------     ----------------

                                                                                            2,752,227            3,540,199
                                                                                      ----------------     ----------------

                                                                                          $ 5,643,534          $ 6,350,154
                                                                                      ================     ================


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                       Three months ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       2002             2001
                                                                                 ---------------  ----------------


Net sales                                                                           $ 1,514,495       $ 3,748,560
Cost of goods sold                                                                    1,026,144         2,735,137
                                                                                 ---------------  ----------------

        Gross profit                                                                    488,351         1,013,423

Operating expenses
     Sales and marketing                                                                491,116           686,649
     General and administrative                                                         595,478           708,984
     Research and development                                                           170,025           219,236
                                                                                 ---------------  ----------------

                                                                                      1,256,619         1,614,869
                                                                                 ---------------  ----------------

        Loss from operations                                                           (768,268)         (601,446)

Other income (expenses)
     Interest expense                                                                   (38,766)          (44,932)
     Gain on sale of assets                                                                   -           103,624
     Other, net                                                                              53            (1,027)
                                                                                 ---------------  ----------------

        Loss before income taxes                                                       (806,981)         (543,781)

Income taxes                                                                                  -                 -
                                                                                 ---------------  ----------------


        Net loss                                                                    $  (806,981)      $  (543,781)
                                                                                 ===============  ================


Net loss per share  -  basic and diluted                                            $     (0.20)      $     (0.14)
                                                                                 ===============  ================


Weighted average shares outstanding - basic and diluted                               3,950,343         3,915,676
                                                                                 ===============  ================


         See accompanying notes to the condensed financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Three Months Ended March 31,
                                                                                        --------------------------------------

                                                                                              2002                   2001
                                                                                        ---------------         --------------

Cash flows from operating activities:
     Net loss                                                                               $ (806,981)            $ (543,781)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Gain on sale of assets                                                                   -               (103,624)
            Depreciation and amortization                                                      157,294                165,141
            Common stock issued for consulting services                                         19,009                      -
            Changes in operating assets and liabilities:
                    Trade and other receivables                                               (385,751)              (195,037)
                    Inventories                                                                (86,864)                62,296
                    Prepaid expenses and other                                                  19,130                 44,659
                    Accounts payable                                                           112,690               (423,099)
                    Accrued expenses and other                                                  64,598                277,438
                    Restructuring charge                                                       (66,465)                     -
                    Customer deposits                                                                -                (75,000)
                                                                                        ---------------         --------------

                       Net cash used in operating activities                                  (973,340)              (791,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                 (10,177)              (127,755)
     Investment in patents and trademarks                                                      (23,147)               (35,083)
     Net proceeds from sale of tape equipment                                                        -                630,000
                                                                                        ---------------         --------------

                       Net cash provided by (used in) investing activities                     (33,324)               467,162

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                                                                -                 92,342
     Repayment of long-term obligations                                                        (29,471)                (5,733)
                                                                                        ---------------         --------------

                       Net cash provided by (used in) financing activities                     (29,471)                86,609
                                                                                        ---------------         --------------

                       Net decrease in cash and cash equivalents                            (1,036,135)              (237,236)

Cash and cash equivalents at beginning of period                                             1,425,205                285,620
                                                                                        ---------------         --------------

Cash and cash equivalents at end of period                                                  $  389,070             $   48,384
                                                                                        ===============         ==============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                                      $   38,815             $   47,982
      Income taxes                                                                          $        -             $        -




         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) GENERAL

           The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three months ended March 31, 2002 and 2001. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with its Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2) NET LOSS PER SHARE

           The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,258,557 and 1,037,570 shares of common stock with a weighted average exercise price of $4.62 and $5.26 were outstanding during the three months ended March 31, 2002 and 2001, but were excluded from the calculation because they were antidilutive.

(3)  SEGMENTS

           The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company's initial sales of skin care products occurred during the quarter ended March 31, 2002. The Company sold the conductive and medical tape product lines during the fiscal year ended June 30, 2001. Net sales by major product line were as follows:


                                                                    Three months ended March 31,
                                                                      2002               2001
                                                                   ----------         ----------
  Therapeutic consumer products                                    $  897,207         $1,837,543
  Skin care products                                                  292,072                  -
  Conductive and medical tape products                                325,216          1,911,017
                                                                   ----------         ----------

                                                                   $1,514,495         $3,748,560
                                                                   ==========         ==========

(4)  NOTE PAYABLE TO BANK

           The Company finalized a two year extension of its $2,000,000 asset based line of credit in November 2001 with terms similar to the terms of the $2,000,000 line of credit as originally finalized in November 1999. There were no borrowings outstanding on the line of credit at March 31, 2002. The Company was in default at March 31, 2002 with covenants relating to the minimum book net worth and the maximum loss before income taxes. Until the Company cures or receives a waiver for the covenant defaults, the line of credit is not available for borrowings.

(5)  LONG-TERM OBLIGATION

           In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 9.75% at March 31, 2002). The mortgage is collateralized by the Company's real property.

(6)  DISPOSITION OF MEDICAL TAPE ASSETS

           In March 2001, the Company sold its medical tape manufacturing equipment and other related assets. The sale of the medical tape equipment finalized the Company's plan to exit the medical tape business that was adopted at the end of the fiscal year ended June 30, 2000.

(7)  SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

           In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets that were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture, and supply to the buyer, certain conductive products through January 2002. The Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company is continuing to manufacture and supply the buyer electrically conductive adhesive hydrogels, at margins of approximately 30%, subsequent to expiration of the manufacturing and supply agreement. The Company anticipates supplying the product to the buyer on a limited basis through the second quarter of calendar 2002.

           A non-recurring restructuring charge of $303,759 was incurred in the quarter ended June 30, 2001 relating to the sale of the Company's conductive business assets. The restructuring charge consists primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. The restructuring accrual at March 31, 2002 was $38,767. The Company expects to complete the restructuring by June 30, 2002.

Selected information regarding the restructuring accrual is as follows:



                                           Separation    Facility     Other
                                              costs        costs      costs        Total
                                           -----------   ---------  ---------    --------

    Accrual at December 31, 2001           $   21,930   $  61,352   $ 21,950     $105,232
      Payments                                (21,930)    (30,675)   (13,860)     (66,465)
                                             --------    --------   --------      -------

    Accrual at March 31, 2002              $        -   $  30,677   $  8,090     $ 38,767
                                           ==========   =========   ========     ========


(8)  CHANGE IN FISCAL YEAR END

           On September 5, 2001, the Company elected to change its fiscal year end from June 30 to December 31. Previously, the fiscal year ran from July 1 through June 30. The Company filed a Transition Report on Form 10-K for the six months ended December 31, 2001. Hereafter, the fiscal year will correspond with the calendar year.

(9)  INCOME TAXES

           The provision for income taxes for the three months ended March 31, 2002, has been offset principally by a valuation allowance for deferred taxes.

(10)  RECENT ACCOUNTING PRONOUNCEMENTS

           Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," SFAS 142, "Goodwill and Intangible Assets," SFAS 143, "Accounting for Asset Retirement Obligations," and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

           SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and requires intangible assets acquired in business combinations to be recorded separately from goodwill. The adoption of SFAS 141 did not affect the Company's financial position or results of operations.

           SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that these assets be tested for impairment annually or whenever an impairment indicator arises using the two step impairment test outlined in SFAS 142. The adoption of SFAS 142 did not affect the Company's financial position or results of operations.

Amortized intangible assets consist of the following:

                             March 31,2002                  December 31, 2001
                    -------------------------------   -----------------------------
                    Gross carrying     Accumulated     Gross carrying   Accumulated
                        amount        amortization         amount      amortization
                    --------------   -------------     --------------  ------------

    Patents            $1,516,878     $1,244,403         $1,494,003      $1,223,859
    Trademarks             30,969          4,837             30,697           3,768
                       ----------     ----------         ----------      ----------

                       $1,547,847     $1,249,240         $1,524,700      $1,227,627
                       ==========     ==========         ==========      ==========


Amortization expense of amortized intangible assets totaled $21,613 and $17,808 for the three months ended March 31, 2002 and 2001. Amortization expense for the succeeding years is expected to be as follows:

    Years ended December 31:

           2002        $88,000
           2003         88,000
           2004         75,000
           2005         55,000
           2006         12,000

           SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset. For purposes of SFAS 143, a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, "Elements of Financial Statements," and if the amount of the liability can be reasonably estimated. Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and (c) the transaction or other event obligating the entity has occurred. The adoption of SFAS 143 did not affect the Company's consolidated financial position or results of operations.

           SFAS 144 retains the requirement from SFAS 121 to test a long-lived asset or asset group for impairment using a two-step impairment test whenever a triggering event occurs and provides an additional triggering event, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. The adoptions of SFAS 144 did not affect the Company's consolidated financial position or results of operations.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

RESULTS OF OPERATIONS

        Net sales for the first quarter of calendar 2002 were $1,514,495 compared to net sales of $3,748,560 for the first quarter of calendar 2001, a decrease of 59.6%. The decrease was primarily the result of decreased conductive product sales due to the sale of the assets of the conductive products division in April 2001 and decreased sales of consumer contract therapeutic patch products. Therapeutic consumer product sales decreased by 51.2% from $1,837,543 to $897,207 while conductive and medical tape product sales decreased by 83.0% from $1,911,017 to $325,216. The therapeutic consumer product sales decrease was primarily the result of decreased demand from consumer contract therapeutic patch customers resulting from the slowing economy and a weaker than expected cough/cold season. The Company expects decreased conductive product sales to continue due to the sale of the assets used to produce the conductive products. As part of this asset sale, the Company entered into a Manufacturing and Supply Agreement with the buyer. Under the terms of this Agreement, the Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company is continuing to manufacture and supply the buyer, on a limited basis, electrically conductive adhesive hydrogels, at margins of approximately 30%, subsequent to expiration of the manufacturing and supply agreement. The Company anticipates supplying the product to the buyer through June 30, 2002. In February 2002, the Company expanded into the skin care cosmeceutical market by launching a line of skin care products under the Company's brand name NeoSkin(R). These products include pre-formed face masks and under eye gel patches. Initial sales of skin care products totaled $292,072 for the first quarter of calendar 2002.

        Gross profit for the first quarter of calendar 2002 was $488,351, compared to $1,013,423 for the first quarter of calendar 2001, a decrease of 51.8%. Gross profit as a percent of net sales for the first quarter of calendar 2002 was 32.2% compared to 27.0% for the first quarter of calendar 2001. The decrease in gross profit for the three months resulted primarily from decreased sales. The increase in gross profit as a percent for the quarter resulted primarily from a shift in the sales mix toward higher margin LecTec branded therapeutic consumer and skin care products.

        Sales and marketing expenses were $491,116 and $686,649 during the first quarters of calendar 2002 and 2001, and as a percentage of net sales, were 32.4% and 18.3% respectively. The decrease in sales and marketing expenses for the quarter was primarily due to a decrease in product promotional expenses resulting from aggressive cost control/reduction programs implemented by management.

        General and administrative expenses were $595,478 and $708,984 during the first quarters of calendar 2002 and 2001, and as a percentage of net sales, were 39.3% and 18.9% respectively. The decrease in general and administrative expenses for the quarter was primarily due to a decrease of $77,000 in compensation related expenses and a decrease of $22,000 in travel and lodging expenses.

        Research and development expenses for the first quarters of calendar 2002 and 2001 were $170,025 and $219,236, and as a percentage of net sales, were 11.2% and 5.8% respectively. The decrease in research and development expenses for the current quarter was primarily due to a decrease of $46,000 in compensation related expenses.

        Interest expense decreased in the first quarter of calendar 2002 to $38,766 from $44,932 in the first quarter of calendar 2001. The decrease resulted primarily from the absence of borrowings under the line of credit that was offset by interest expense associated with the mortgage. Other income for the first quarter of calendar 2002 was $53 compared to other expense of $1,027 for the first quarter of calendar 2001. The current quarter increase was primarily the result of increased interest income due to higher cash and cash equivalent balances. During the first quarter of calendar 2001 the Company recorded a gain on sale of assets of $103,624 related to the sale of the medical tape manufacturing equipment.

        The Company recorded a loss before income taxes of $806,981 in the first quarter of calendar 2002 compared to a loss before income taxes of $543,781 for the first quarter of calendar 2001. The increase in loss before income taxes for the current quarter was primarily the result of decreased gross profit and sales volume related to the sale of the assets of the conductive products division and decreased demand from consumer contract therapeutic patch customers. The decreased gross profit more than offset a decrease in operating expenses resulting from aggressive cost control/reduction programs implemented by management.

        The provision for income taxes in the first quarters of calendar 2002 and 2001 has been offset principally by a valuation allowance for deferred taxes.

        Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased by $1,036,135 to $389,070 during the first quarter of calendar 2002. The decrease in cash and cash equivalents was primarily due to lower sales volume resulting in more cash used in operating activities. Accounts receivable increased by $385,751 to $933,589 during the first quarter of calendar 2002 primarily due to increased March sales in 2002. Inventories increased by $86,864 to $1,614,407 primarily due to increased skin care product inventory. Accounts payable of $741,053 at March 31, 2002 increased by $112,690 during the first quarter of calendar 2002 due to the Company's increase in the number of days between vendor invoice receipt and payment. Capital spending for manufacturing equipment and plant improvements totaled $10,177 during the first quarter of calendar 2002. There were no material commitments for capital expenditures at March 31, 2002.

        The Company had working capital of $410,834 and a current ratio of 1.1 at March 31, 2002 compared to working capital of $1,106,202 and a current ratio of 1.4 at December 31, 2001. The decreases resulted primarily from lower cash and cash equivalent balances.

        The Company finalized a two year extension of its $2,000,000 asset based line of credit in November 2001 with terms similar to the terms of the $2,000,000 line of credit as originally finalized in November 1999. There were no borrowings outstanding on the line of credit as of March 31, 2002. The Company was in default at March 31, 2002 with covenants relating to the minimum book net worth and the maximum loss before income taxes. This was the result of financial results not meeting expectations due to the continued soft economy. Until the Company cures or receives a waiver for the covenant defaults, the line of credit is not available for borrowings.

        In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 9.75% at March 31, 2002). The mortgage is collateralized by the Company's real property.

        Management expects the Company to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. In May 2002 the Company renegotiated its Supply Agreement with a major customer. Pursuant to the revised agreement, the Company will receive advance payments from the customer for future product orders. The Company has also received an offer to factor its receivables and continues to seek ways to reduce costs. In addition, management is exploring other options for additional capital. Management believes that the Company will have sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusion will be available.

FORWARD-LOOKING STATEMENTS

        From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties that could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures; and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to form 10-K for the transition period from July 1, 2001 to December 31, 2001.

PART I  - FINANCIAL INFORMATION
ITEM 3  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars with the exception of TheraPatch sales to Canadian customers, precluding the need for foreign currency hedges. Canadian sales have not been material. Additionally, the Company invests in money market funds that experience minimal volatility. Thus, the exposure to market risk is not material.

                                     PART II

                                OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           None.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

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




LECTEC CORPORATION



Date      May 15, 2002                  /s/  Rodney A. Young
          ------------                  ----------------------------------------
                                        Rodney A. Young, Chief Executive Officer
                                          & President



Date      May 15, 2002                  /s/  Douglas J. Nesbit
          ------------                  ----------------------------------------
                                        Douglas J. Nesbit, Chief Financial
                                          Officer & Secretary (Principal
                                          Financial Officer and Chief Accounting
                                          Officer)