Form 10-Q
period 2002-06-30
LECTEC CORP /MN/
filed 2002-08-14
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________ to______________

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

Yes    [X]       No

The number of shares outstanding of the registrant's common stock as of August 13, 2002 was 3,957,395 shares.

                               LECTEC CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements and Notes to Condensed Financial Statements
                 (unaudited) .......................................................................................I-1

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations .........................................................................................I-8

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk ........................................I-12

                                                         PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings ................................................................................ II-1

     Item 2.     Changes in Securities and Use of Proceeds ........................................................ II-1

     Item 3.     Defaults Upon Senior Securities ...................................................................II-1

     Item 4.     Submission of Matters to a Vote of Security Holders .............................................. II-1

     Item 5.     Other Information ...............................................................................  II-1

     Item 6.     Exhibits and Reports on Form 8-K ..................................................................II-2

                 Signature Page ....................................................................................II-3



PART I -FINANCIAL INFORMATION
ITEM 1- CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
        FINANCIAL STATEMENTS


                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              June 30,          December 31,
                                                                                2002                2001
                                                                             ----------          ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $  672,248          $1,425,205
  Trade receivables and other, net of allowances of $87,500
     and $99,000 at June 30, 2002 and December 31, 2001                         677,011             547,838
  Inventories
     Raw materials                                                              733,791           1,159,685
     Work-in-process                                                             14,168               5,198
     Finished goods                                                             611,255             362,660
                                                                             ----------          ----------
                                                                              1,359,214           1,527,543
  Prepaid expenses and other                                                    211,980             290,401
                                                                             ----------          ----------
             Total current assets                                             2,920,453           3,790,987

PROPERTY, PLANT AND EQUIPMENT -- AT COST, NET                                 2,004,198           2,262,094

OTHER ASSETS
  Patents and trademarks, less accumulated amortization of $1,271,908
     and $1,227,627 at June 30, 2002 and December 31, 2001                      293,495             297,073
                                                                             ----------          ----------
                                                                             $5,218,146          $6,350,154
                                                                             ==========          ==========




          See accompanying notes to the condensed financial statements

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)

                                                                             June 30,              December 31,
                                                                               2002                   2001
                                                                           ------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Current maturities of long-term obligations                                941,999                938,800
     Accounts payable                                                           488,921                628,363
     Accrued expenses                                                           864,187                937,390
     Customer deposits                                                          652,642                 75,000
     Restructuring charges                                                           --                105,232
                                                                           ------------           ------------

                Total current liabilities                                     2,947,749              2,684,785

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                  283,501                125,170

COMMITMENTS AND CONTINGENCIES                                                        --                     --

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,957,395 and 3,940,920 shares issued and outstanding at
         June 30, 2002 and December 31, 2001                                     39,574                 39,409
     Additional paid-in capital                                              11,381,668             11,360,552
     Accumulated deficit                                                     (9,434,346)            (7,859,762)
                                                                           ------------           ------------

                                                                              1,986,896              3,540,199
                                                                           ------------           ------------

                                                                           $  5,218,146           $  6,350,154
                                                                           ============           ============



          See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended                   Six months ended
                                                              June 30,                             June 30,
                                                  ------------------------------        ------------------------------
                                                      2002               2001              2002                2001
                                                  -----------        -----------        -----------        -----------
Net sales                                         $ 1,583,007        $ 3,411,859        $ 3,097,502        $ 7,160,418
Cost of goods sold                                  1,114,968          2,518,520          2,141,111          5,253,656
                                                  -----------        -----------        -----------        -----------

        Gross profit                                  468,039            893,339            956,391          1,906,762

Operating expenses
     Sales and marketing                              472,532            873,325            963,648          1,559,973
     General and administrative                       609,822            788,207          1,205,301          1,497,191
     Research and development                         115,676            259,027            285,701            478,263
     Restructuring charge                                  --            303,759                 --            303,759
                                                  -----------        -----------        -----------        -----------
                                                    1,198,030          2,224,318          2,454,650          3,839,186
                                                  -----------        -----------        -----------        -----------
        Loss from operations                         (729,991)        (1,330,979)        (1,498,259)        (1,932,424)

Other income (expenses)
     Interest expense                                 (38,065)           (33,421)           (76,831)           (78,353)
     Gain on disposition of assets                         --          4,558,586                 --          4,662,210
     Other, net                                           453             30,985                506             29,957
                                                  -----------        -----------        -----------        -----------

        Earnings (loss) before income taxes          (767,603)         3,225,171         (1,574,584)         2,681,390

Income taxes                                               --             48,000                 --             48,000
                                                  -----------        -----------        -----------        -----------

        Net earnings (loss)                       $  (767,603)       $ 3,177,171        $(1,574,584)       $ 2,633,390
                                                  ===========        ===========        ===========        ===========

Net earnings (loss) per share
     Basic                                        $     (0.19)       $      0.81        $     (0.40)       $      0.67
     Diluted                                      $     (0.19)       $      0.81        $     (0.40)       $      0.67

Weighted average shares outstanding
     Basic                                          3,954,877          3,917,961          3,952,622          3,916,825
     Diluted                                        3,954,877          3,920,162          3,952,622          3,917,926




            See accompanying to the condensed financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                    ------------------------------
                                                                                         2002             2001
                                                                                    -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $(1,574,584)       $ 2,633,390
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
            Gain on disposition of assets                                                    --         (4,662,210)
            Depreciation and amortization                                               320,270            193,414
            Common stock issued for consulting services                                  19,009                 --
            Changes in operating assets and liabilities, net of dispositions:
                    Trade and other receivables                                          90,827           (753,150)
                    Inventories                                                         168,329           (132,033)
                    Prepaid expenses and other                                           78,421            110,324
                    Accounts payable                                                   (139,442)          (988,336)
                    Accrued expenses and other                                          (73,203)           373,529
                    Restructuring charge                                               (105,232)           274,698
                    Customer deposits                                                   577,642            (85,000)
                                                                                    -----------        -----------

                       Net cash used in operating activities                           (637,963)        (3,035,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                          (18,093)          (188,255)
     Investment in patents and trademarks                                               (40,703)           (55,426)
     Net proceeds from disposition of assets                                                 --          6,666,988
                                                                                    -----------        -----------

                       Net cash provided by (used in) investing activities              (58,796)         6,423,307

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                             2,272             11,404
     Net repayments on note payable                                                          --           (343,325)
     Proceeds from borrowing on long-term obligations                                        --             47,703
     Repayment of long-term obligations                                                 (58,470)           (12,612)
                                                                                    -----------        -----------

                       Net cash used in financing activities                            (56,198)          (296,830)
                                                                                    -----------        -----------

                       Net increase (decrease) in cash and cash equivalents            (752,957)         3,091,103

Cash and cash equivalents at beginning of period                                      1,425,205            285,620
                                                                                    -----------        -----------

Cash and cash equivalents at end of period                                          $   672,248        $ 3,376,723
                                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                              $    77,101        $    93,116
      Income taxes                                                                  $        --        $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Sales credit obligation exchanged for a long-term note payable                      $   220,000        $        --




            See accompanying to the condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   GENERAL

              The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three and six month periods ended June 30, 2002 and 2001. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with its Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

 (2)  NET EARNINGS (LOSS) PER SHARE

              The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,205,229 and 1,067,568 shares of common stock with a weighted average exercise price of $4.64 and $5.11 were outstanding during the three months ended June 30, 2002 and 2001, but were excluded from the calculation because they were antidilutive. Options and warrants to purchase 1,231,893 and 1,052,569 shares of common stock with a weighted average exercise price of $4.63 and $5.18 were outstanding during the six months ended June 30, 2002 and 2001, but were excluded from the calculation because they were antidilutive.

(3)   SEGMENTS

              The Company operates its business in one reportable segment -- the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company's initial sales of skin care products occurred during the first quarter of calendar year 2002. The Company sold the conductive and medical tape product lines during the fiscal year ended June 30, 2001. Net sales by major product line were as follows:

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                           ----------------------------      ---------------------------
                                              2002              2001           2002              2001
                                           ----------       -----------      ----------       ----------
Therapeutic consumer products              $1,250,709       $1,890,679       $2,147,916       $3,728,221
Skin care products                             66,191               --          358,263               --
Conductive and medical tape products          266,107        1,521,180          591,323        3,432,197
                                           ----------       ----------       ----------       ----------
                                           $1,583,007       $3,411,859       $3,097,502       $7,160,418
                                           ==========       ==========       ==========       ==========

(4)   NOTE PAYABLE TO BANK

              The Company finalized a two year extension of its $2,000,000 asset based line of credit in November 2001 with terms similar to the terms of the $2,000,000 line of credit as originally finalized in November 1999. There were no borrowings outstanding on the line of credit at June 30, 2002. The

Company was in default of covenants relating to the minimum book net worth and the maximum loss before income taxes at June 30, 2002. Until the Company cures or receives a waiver for the covenant defaults, the line of credit is not available for borrowings.

(5)   LONG-TERM OBLIGATIONS

              In May 2002, the Company entered into a $220,000 promissory note with a major customer related to the costs incurred by the customer associated with resolving a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the note is due in December 2003. Monthly payments of interest are computed at the prime rate plus two percentage points (effective rate of 6.75% at June 30, 2002). The promissory note is collateralized by substantially all of the Company's assets.

              In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 9.75% at June 30, 2002). The mortgage is collateralized by the Company's real property. The balance at June 30, 2002 of $820,000 is classified as current maturities of long-term debt.

(6)   CUSTOMER DEPOSITS

              In May 2002 the Company renegotiated its Supply Agreement with a major customer. Pursuant to the revised agreement, the Company is receiving advance payments from the customer for future product orders. At June 30, 2002 the Company had recorded deposits of $577,642.

(7)   DISPOSITION OF MEDICAL TAPE ASSETS

              In March 2001, the Company sold its medical tape manufacturing equipment and other related assets. The sale of the medical tape equipment finalized the Company's plan to exit the medical tape business that was adopted at the end of the fiscal year ended June 30, 2000.

(8)   SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

              In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets that were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture, and supply to the buyer, certain conductive products through January 2002. The Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company is continuing to manufacture and supply the buyer electrically conductive adhesive hydrogels, at margins of approximately 30%, subsequent to expiration of the manufacturing and supply agreement. The Company anticipates supplying the product to the buyer on a limited basis through September 2002.

              A non-recurring restructuring charge of $303,759 was incurred in the quarter ended June 30, 2001 relating to the sale of the Company's conductive business assets. The restructuring charge consisted primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. The Company completed the restructuring in the second quarter of calendar 2002.

(9)   CHANGE IN FISCAL YEAR END

              On September 5, 2001, the Company elected to change its fiscal year end from June 30 to December 31. Previously, the fiscal year ran from July 1 through June 30. The Company filed a Transition Report on Form 10-K for the six months ended December 31, 2001. Hereafter, the fiscal year will correspond with the calendar year.

(10)  INCOME TAXES

             The provision for income taxes in the second quarter and first six months of calendar 2002 has been offset principally by a valuation allowance for deferred taxes. The Company recorded an income tax expense in the second quarter of calendar 2001 of $48,000 resulting from an alternative minimum tax liability for the fiscal year ended June 30, 2001 after offsetting regular taxable income with prior years net operating loss carryforwards.

(11)  RECENT ACCOUNTING PRONOUNCEMENTS

              Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards SFAS 142, "Goodwill and Intangible Assets."

              SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that these assets be tested for impairment annually or whenever an impairment indicator arises using the two step impairment test outlined in SFAS 142. The adoption of SFAS 142 did not affect the Company's financial position or results of operations.

Amortized intangible assets consist of the following:

                         June 30, 2002                     December 31, 2001
               -------------------------------    ------------------------------
               Gross carrying     Accumulated     Gross carrying    Accumulated
                  amount          amortization        amount        amortization
               --------------     ------------    --------------    ------------
Patents          $1,537,044       $1,265,965       $1,494,003       $1,223,859
Trademarks           28,359            5,943           30,697            3,768
                 ----------       ----------       ----------       ----------
                 $1,565,403       $1,271,908       $1,524,700       $1,227,627
                 ==========       ==========       ==========       ==========

Amortization expense of amortized intangible assets totaled $22,667 and $17,100 for the three months ended June 30, 2002 and 2001 and $44,281 and $34,909 for the six months ended June 30, 2002 and 2001. Amortization expense for the succeeding years is expected to be as follows:


     Years ended December 31:
              2002            $89,000
              2003             88,000
              2004             76,000
              2005             55,000
              2006             14,000

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

RESULTS OF OPERATIONS

         Net sales for the second quarter of calendar 2002 were $1,583,007 compared to net sales of $3,411,859 for the second quarter of calendar 2001, a decrease of 53.6%. The decrease was primarily the result of decreased conductive product sales due to the sale of the assets of the conductive products division in April 2001 and decreased sales of consumer contract therapeutic patch products. Therapeutic consumer product sales decreased by 33.8% from $1,890,679 to $1,250,709 while conductive and medical tape product sales decreased by 82.5% from $1,521,180 to $266,107. The therapeutic consumer product sales decrease was primarily the result of decreased demand from consumer contract therapeutic patch customers resulting from the slowing economy and a weaker than expected cough/cold season. The Company expects decreased conductive product sales to continue due to the sale of the assets used to produce the conductive products. As part of this asset sale, the Company entered into a Manufacturing and Supply Agreement with the buyer. Under the terms of this Agreement, the Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company is continuing to manufacture and supply the buyer, on a limited basis, electrically conductive adhesive hydrogels, at margins of approximately 30%, subsequent to expiration of the manufacturing and supply agreement. The Company anticipates supplying the product to the buyer through September 2002. In February 2002, the Company expanded into the skin care cosmeceutical market by launching a line of skin care products under the Company's brand name NeoSkin(R). These products include pre-formed face masks and under eye gel patches. Sales of skin care products totaled $66,191 for the second quarter of calendar 2002, a decrease from sales of $292,072 in the first quarter of calendar 2002. The decrease was primarily the result of the soft economy and the necessity for the Company to postpone national advertising programs.

         Net sales for the first six months of calendar 2002 were $3,097,502 compared to net sales of $7,160,418 for the first six months of calendar 2001, a decrease of 56.7%. The decrease was primarily the result of decreased conductive product sales due to the sale of the assets of the conductive products division and decreased sales of consumer contract therapeutic patch products. Therapeutic consumer product sales decreased by 42.4% from $3,728,221 to $2,147,916 while conductive and medical tape product sales decreased by 82.8% from $3,432,197 to $591,323. Sales of skin care products were $358,263 for the first six months of calendar 2002. The therapeutic consumer product sales decrease was primarily the result of decreased demand from consumer contract therapeutic patch customers resulting from the slowing economy and a weaker than expected cough/cold season.

         Gross profit for the second quarter of calendar 2002 was $468,039, compared to $893,339 for the second quarter of calendar 2001, a decrease of 47.6%. Gross profit as a percent of net sales for the second quarter of calendar 2002 was 29.6% compared to 26.2% for the second quarter of calendar 2001. The decrease in gross profit for the three months resulted primarily from decreased sales. The increase in gross profit as a percent of net sales for the quarter resulted primarily from a shift in the sales mix toward higher margin LecTec branded therapeutic consumer and skin care products.

         Gross profit for the first six months of calendar 2002 was $956,391 compared to $1,906,762 for the first six months of calendar 2001, a decrease of 49.8%. Gross profit as a percent of net sales for the first six months of calendar 2002 was 30.9% compared to 26.6% for the first six months of calendar 2001. The decrease in gross profit for the six months resulted primarily from decreased sales. The increase in gross profit as a percent of net sales for the six months resulted primarily from a shift in the sales mix toward higher margin LecTec branded therapeutic consumer and skin care products.

         Sales and marketing expenses were $472,532 and $873,325 during the second quarters of calendar 2002 and 2001, and as a percentage of net sales, were 29.9% and 25.6% respectively. The decrease in sales and marketing expenses for the quarter was primarily due to a decrease of $261,000 in product promotional expenses and a decrease of $75,000 in compensation related expenses. These decreases resulted from aggressive cost control/reduction programs implemented by management

         Sales and marketing expenses were $963,648 and $1,559,973 during the first six months of calendar 2002 and 2001, and as a percentage of net sales, were 31.1% and 21.8%. The decrease in sales and marketing expenses for the first six months was primarily due to a decrease of $340,000 in product promotional expenses and a decrease of $111,000 in compensation related expenses. The Company anticipates that sales and marketing expenses as a percentage of net sales for the remainder of 2002 will decrease compared to the first six months of 2002 due to the planned implementation of additional cost control/reduction programs by management.

         General and administrative expenses were $609,822 and $788,207 during the second quarters of calendar 2002 and 2001, and as a percentage of net sales, were 38.5% and 23.1% respectively. The decrease in general and administrative expenses for the quarter was primarily due to a decrease of $147,000 in compensation related expenses.

         General and administrative expenses were $1,205,301 and $1,497,191 during the first six months of calendar 2002 and 2001, and as a percentage of net sales, were 38.9% and 20.9% respectively. The decrease in general and administrative expenses for the six months was primarily due to a decrease of $224,000 in compensation related expenses, a decrease of $42,000 in board of directors expense and a decrease of $24,000 in travel and lodging expenses. The Company anticipates that general and administrative expenses as a percent of net sales for the remainder of 2002 will decrease compared to the first six months of 2002.

         Research and development expenses for the second quarters of calendar 2002 and 2001 were $115,676 and $259,027, and as a percentage of net sales, were 7.3% and 7.6% respectively. The decrease in research and development expenses for the current quarter was primarily due to a decrease of $112,000 in compensation related expenses.

         Research and development expenses were $285,701 and $478,263 during the first six months of calendar 2002 and 2001, and as a percentage of net sales, were 9.2% and 6.7% respectively. The decrease in research and development expenses for the six months was primarily due to a decrease of $158,000 in compensation related expenses. The Company anticipates that research and development expenses as a percent of net sales for the remainder of 2002 will decrease compared to the first six months of 2002.

         Interest expense increased in the second quarter of calendar 2002 to $38,065 from $33,421 in the second quarter of calendar 2001. The current year increase resulted primarily from the payment of required minimum interest associated with the line of credit. In the prior year minimum interest requirements were fulfilled. Interest expense decreased in the first six months of calendar 2002 to $76,831 from $78,353 in the first six months of calendar 2001. The decrease resulted primarily from the absence of borrowings under the line of credit that was offset by interest expense associated with the mortgage. Gain on disposition of assets totaled $4,558,586 in the second quarter of calendar 2001 due to the sale of the Company's conductive business assets. Gain on disposition of assets totaled $4,662,210 in the first six months of calendar 2001 due to the sale of the conductive business assets and the disposition of the Company's medical tape manufacturing equipment. Other income for the second quarter of calendar 2002 was $453 compared to other income of $30,985 for the second quarter of calendar 2001. Other income for the first six months of calendar 2002 was $506 compared to other income of $29,957 for the first six months of calendar 2001. The current quarter and six month decreases were primarily the result of decreased interest income due to lower cash and cash equivalent balances.

         The Company recorded a loss before income taxes of $767,603 for the second quarter of calendar 2002 compared to earnings before income taxes of $3,177,171 for the second quarter of calendar 2001. The Company recorded a loss before income taxes of $1,574,584 for the first six months of calendar 2002 compared to earnings before income taxes of $2,633,390 for the first six months of calendar 2001. The earnings in the second quarter and first six months of calendar 2001 resulted primarily from the gain on the sale of the assets of the conductive products division, which was partially offset by a non-recurring restructuring charge. Excluding the gain and restructuring charge, the Company had a loss before income taxes of $1,029,656 for the second quarter of calendar 2001 and a loss before income taxes of $1,677,061 for the first six months of calendar 2001. Excluding the gain and restructuring charge, the decrease in loss before income taxes in the current quarter was primarily the result of a decrease in operating expenses resulting from aggressive cost control/reduction programs implemented by management. This decrease was partially offset by decreased gross profit and sales volume related to the sale of the assets of the conductive products division and decreased demand from consumer contract therapeutic patch customers. Excluding the gain and restructuring charge related to the sale of the assets of the conductive products division, the Company's loss before income taxes for the first six months of calendar 2002 was comparable to the loss before income taxes for first six months of calendar 2001. A decrease in operating expenses was offset entirely by a decrease in gross profit.

         The provision for income taxes in the second quarter and first six months of calendar 2002 has been offset principally by a valuation allowance for deferred taxes. The Company recorded an income tax expense in the second quarter of calendar 2001 of $48,000 resulting from an alternative minimum tax liability for the fiscal year ended June 30, 2001 after offsetting regular taxable income with prior years net operating loss carryforwards.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $752,957 to $672,248 during the first six months of calendar 2002. The decrease in cash and cash equivalents was primarily due to lower sales volume resulting in more cash used in operating activities. Accounts receivable increased by $129,173 to $677,011 during the first six months of calendar 2002 primarily due to the transfer of a sales credit obligation to long-term debt. Inventories decreased by $168,329 to $1,359,215 primarily due to lower inventory levels required for current production levels. Accounts payable of $488,921 at June 30, 2002 decreased by $139,442 during the first six months of calendar 2002 due to the decreased manufacturing production. Capital spending for manufacturing equipment and plant improvements totaled $18,093 during the first six months of calendar 2002. There were no material commitments for capital expenditures at June 30, 2002.

         The Company had a deficit in working capital of $27,296 and a current ratio of 1.0 at June 30, 2002 compared to working capital of $1,106,202 and a current ratio of 1.4 at December 31, 2001. The decreases resulted primarily from lower cash and cash equivalent balances.

         The Company finalized a two year extension of its $2,000,000 asset based line of credit in November 2001 with terms similar to the terms of the $2,000,000 line of credit as originally finalized in November 1999. There were no borrowings outstanding on the line of credit as of June 30, 2002. The Company was in default at June 30, 2002 with covenants relating to the minimum book net worth and the maximum loss before income taxes. This was the result of financial results not meeting expectations due to the continued soft economy. Until the Company cures or receives a waiver for the covenant defaults, the line of credit is not available for borrowings.

         In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 9.75% at June 30, 2002). The mortgage is collateralized by the Company's real property.

         Management expects the Company to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. In May 2002 the Company renegotiated its Supply Agreement with a major customer. Pursuant to the revised agreement, the Company is receiving advance payments from the customer for future product orders. The Company has also received an offer to factor its receivables and continues to seek ways to reduce costs. In addition, management is exploring other options for additional capital. Management believes that the Company will have sufficient cash, as well as the ability to factor accounts receivable, to ensure the Company will continue operations through December 2002. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusion will be available. If such desired levels of sales and profitability are not reached, and infusions of capital are not available, the company may be forced to cease operations.

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

              None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Regular Annual Meeting of Shareholders of the Company was held on June 26, 2002. The following matters were voted on by
               Shareholders:

               1. The election of six directors to serve on the Board of
                  Directors for a term of one year and until their successors are duly elected and qualified.

               2. The ratification of the appointment of Grant Thornton LLP as the Company's independent auditor for the Company's current fiscal year.

               The results of the voting on these matters were as follows:

               1.    Board of Directors:

                                                                         Withhold
                                                  For                    Authority            Total
                                                 ---------               --------             -----
               Lee M. Berlin                     3,456,219                90,981            3,547,200
               Alan C. Hymes, M.D.               3,456,832                90,368            3,547,200
               Bert J. McKasy                    3,469,107                78,093            3,547,200
               Marilyn K. Speedie, Ph.D.         3,469,107                78,093            3,547,200
               Donald C. Wegmiller               3,466,107                81,093            3,547,200
               Rodney A. Young                   3,469,086                78,114            3,547,200

               2. Appointment of Grant Thornton LLP as independent auditor for the Company:


                  For              Against           Abstain            Non-Vote              Total
               --------            -------           -------            --------            ---------
               3,474,861            23,440            48,899                  -             3,547,200

Item 5.       OTHER INFORMATION

              On July 11, 2002, the Company received a warning from Nasdaq that the Company may be delisted from the Nasdaq Small Cap Market. The letter states, "For the last 30 consecutive trading days, the price of the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace

              Rule 4310(c)(4)." The Company has 180 calendar days, or until January 7, 2003 to regain compliance. Otherwise, Nasdaq will provide notification to the Company that the Company will be delisted. The Company is currently reviewing its options.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)        EXHIBITS


                         Item No.   Item                                                                 Method of Filing
                         --------   ----                                                                 ----------------
                          *10.1     Supply and Non-Exclusive License Agreement By and Between LecTec
                                    Corporation and Novartis Consumer Health, Inc. dated May 8, 2002.     Filed herewith.

                           10.2     Promissory Note By and Between LecTec Corporation and Novartis
                                    Consumer Health, Inc. dated May 8, 2002.                              Filed herewith.

                           10.3     Promissory Note By and Between LecTec Corporation and Novartis
                                    Consumer Health, Inc. dated May 8, 2002.                              Filed herewith.

                           10.4     Security Agreement By and Between LecTec Corporation and Novartis
                                    Consumer Health, Inc. dated May 8, 2002.                              Filed herewith.

                           99.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.                                           Filed herewith.

                           99.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.                                           Filed herewith.

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




LECTEC CORPORATION


Date  August 14, 2002   /s/  Rodney A. Young
      ---------------   ------------------------------------
                        Rodney A. Young, Chief Executive Officer & President



Date  August 14, 2002   /s/  Douglas J. Nesbit
      ---------------   --------------------------------------
                        Douglas J. Nesbit, Chief Financial Officer & Secretary
                        (Principal Financial Officer and
                        Chief Accounting Officer)