Form 10-Q
period 2002-09-30
LECTEC CORP /MN/
filed 2002-11-14
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number:  0-16159

                               LECTEC CORPORATION
             (Exact name of Registrant as specified in its charter)


           Minnesota                                             41-1301878
---------------------------------                           --------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  10701 Red Circle Drive, Minnetonka, Minnesota                    55343
-------------------------------------------------           --------------------
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

Yes  [X]       No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  [ ]       No  [X]

The number of shares outstanding of the registrant's common stock as of November 13, 2002 was 3,966,395 shares.

                               LECTEC CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited)...............     I-1

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...........................................................................................     I-9

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................................     I-13

     Item 4.     Controls and Procedures..............................................................................     I-14


                                                     PART II - OTHER INFORMATION


     Item 1.     Legal Proceedings....................................................................................     II-1

     Item 2.     Changes in Securities and Use of Proceeds............................................................     II-1

     Item 3.     Defaults Upon Senior Securities......................................................................     II-1

     Item 4.     Submission of Matters to a Vote of Security Holders..................................................     II-1

     Item 5.     Other Information....................................................................................     II-1

     Item 6.     Exhibits and Reports on Form 8-K.....................................................................     II-2

                 Signature Page.......................................................................................     II-3

PART I - FINANCIAL INFORMATION
ITEM 1- CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
        FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                          September 30,            December 31,
                                                                                               2002                    2001
                                                                                       -------------------     -------------------
                                                                                           (Unaudited)              (Audited)
ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                                          $         536,983       $       1,425,205
     Trade receivables and other, net of allowances of $95,000
         and $99,000 at September 30, 2002 and December 31, 2001                                  281,032                 547,838
     Inventories
         Raw materials                                                                            835,670               1,159,685
         Work-in-process                                                                           28,789                   5,198
         Finished goods                                                                           659,075                 362,660
                                                                                       -------------------     -------------------
                                                                                                1,523,534               1,527,543

     Prepaid expenses and other                                                                   127,243                 290,401
                                                                                       -------------------     -------------------

                Total current assets                                                            2,468,792               3,790,987


PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                                    1,879,394               2,262,094

OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,295,678
         and $1,227,627 at September 30, 2002 and December 31, 2001                               293,527                 297,073
                                                                                       -------------------     -------------------

                                                                                        $       4,641,713       $       6,350,154
                                                                                       ===================     ===================





         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED

                                                                     September 30,      December 31,
                                                                         2002               2001
                                                                      ------------      ------------
                                                                      (Unaudited)         (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Current maturities of long-term obligations                           938,227           938,800
     Accounts payable                                                      687,865           628,363
     Accrued expenses                                                      694,639           937,390
     Customer deposits                                                     438,942            75,000
     Restructuring charges                                                       -           105,232
                                                                      ------------      ------------

                Total current liabilities                                2,759,673         2,684,785

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                             257,505           125,170

COMMITMENTS AND CONTINGENCIES                                                    -                 -

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,966,395 and 3,940,920 shares issued and outstanding at
         September 30, 2002 and December 31, 2001                           39,664            39,409
     Additional paid-in capital                                         11,389,678        11,360,552
     Accumulated deficit                                                (9,804,807)       (7,859,762)
                                                                      ------------      ------------

                                                                         1,624,535         3,540,199
                                                                      ------------      ------------

                                                                      $  4,641,713      $  6,350,154
                                                                      ============      ============

          See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           Three months ended                          Nine months ended
                                                             September 30,                               September 30,
                                                     -------------------------------           ---------------------------------
                                                          2002               2001                     2002              2001
                                                     -------------     -------------           --------------     --------------
Net sales                                             $  2,013,949      $  2,402,908            $   5,111,451      $   9,563,326
Cost of goods sold                                       1,419,673         1,784,580                3,560,784          7,038,237
                                                     -------------     -------------           --------------     --------------
        Gross profit                                       594,276           618,328                1,550,667          2,525,089

Operating expenses

     Sales and marketing                                   311,133           942,449                1,274,781          2,502,423
     General and administrative                            509,939           653,395                1,715,240          2,150,585
     Research and development                              109,126           217,548                  394,827            695,811
     Restructuring charge                                        -                 -                        -            303,759
                                                     -------------     -------------           --------------     --------------
                                                           930,198         1,813,392                3,384,848          5,652,578
                                                     -------------     -------------           --------------     --------------
        Loss from operations                              (335,922)       (1,195,064)              (1,834,181)        (3,127,489)

Other income (expenses)
     Interest expense                                      (37,855)          (30,540)                (114,686)          (108,892)
     Gain on disposition of assets                               -                 -                        -          4,662,210
     Other, net                                              3,316            35,480                    3,822             65,437
                                                     -------------     -------------           --------------     --------------

        Earnings (loss) before income taxes               (370,461)       (1,190,124)              (1,945,045)         1,491,266
Income taxes                                                     -                 -                        -             48,000
                                                     -------------     -------------           --------------     --------------

        Net earnings (loss)                           $   (370,461)     $ (1,190,124)           $  (1,945,045)     $   1,443,266
                                                     =============     =============           ==============     ==============
Net earnings (loss) per share
     Basic                                            $      (0.09)     $      (0.30)           $      (0.49)      $       0.37
     Diluted                                          $      (0.09)     $      (0.30)           $       (0.49)     $        0.37

Weighted average shares outstanding
     Basic                                               3,957,982         3,922,384                3,954,429          3,918,698
     Diluted                                             3,957,982         3,922,384                3,954,429          3,919,432

         See accompanying notes to the condensed financial statements.

                       LECTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------

                                                                                     2002             2001
                                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $(1,945,045)     $ 1,443,266
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
            Gain on disposition of assets                                                   -       (4,662,210)
            Depreciation and amortization                                             464,085          342,668
            Common stock issued for consulting services                                19,009                -
            Changes in operating assets and liabilities, net of dispositions:
                    Trade and other receivables                                       486,806         (806,075)
                    Inventories                                                         4,009          (74,483)
                    Prepaid expenses and other                                        163,158           47,755
                    Accounts payable                                                   59,502       (1,252,022)
                    Accrued expenses                                                 (242,751)         460,907
                    Restructuring charge                                             (105,232)         216,075
                    Customer deposits                                                 363,942          (85,000)
                                                                                  -----------      -----------

                       Net cash used in operating activities                         (732,517)      (4,369,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                        (13,334)        (238,043)
     Investment in patents and trademarks                                             (64,505)         (94,434)
     Net proceeds from disposition of assets                                                -        6,666,988
                                                                                  -----------      -----------

                       Net cash provided by (used in) investing activities            (77,839)       6,334,511

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                          10,372           11,404
     Net repayments on note payable                                                         -         (343,325)
     Proceeds from borrowing on long-term obligations                                       -           47,703
     Repayment of long-term obligations                                               (88,238)         (23,329)
                                                                                  -----------      -----------

                       Net cash used in financing activities                          (77,866)        (307,547)
                                                                                  -----------      -----------

                       Net increase (decrease) in cash and cash equivalents          (888,222)       1,657,845

Cash and cash equivalents at beginning of period                                    1,425,205          285,620
                                                                                  -----------      -----------

Cash and cash equivalents at end of period                                        $   536,983      $ 1,943,465
                                                                                  ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                            $   113,139      $   119,976
      Income taxes                                                                $         -      $    56,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Sales credit obligation exchanged for a long-term note payable                    $   220,000      $         -


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) GENERAL

         The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three and nine month periods ended September 30, 2002 and 2001. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with its Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2) NET EARNINGS (LOSS) PER SHARE

         The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,199,885 and 1,177,085 shares of common stock with a weighted average exercise price of $2.11 and $4.82 were outstanding during the three months ended September 30, 2002 and 2001, but were excluded from the calculation because they were antidilutive. Options and warrants to purchase 1,194,557 and 1,094,074 shares of common stock with a weighted average exercise price of $3.85 and $5.05 were outstanding during the nine months ended September 30, 2002 and 2001, but were excluded from the calculation because they were antidilutive.

(3) SEGMENTS

         The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company's initial sales of skin care products occurred during the first quarter of calendar year 2002 and the Company experienced returns of skin care products in the third quarter of calendar year 2002. The Company sold the conductive and medical tape product lines during the fiscal year ended June 30, 2001. Net sales by major product line were as follows:

                                                Three months ended                     Nine months ended
                                                   September 30,                          September 30,
                                           ---------------------------             ---------------------------
                                              2002             2001                   2002             2001
                                           ----------       ----------             ----------       ----------
 Therapeutic consumer products             $1,964,940       $1,736,093             $4,112,856       $5,464,314
 Skin care products                           (77,947)               -                280,316                -
 Conductive and medical tape products         126,956          666,815                718,279        4,099,012
                                           ----------       ----------             ----------       ----------

                                           $2,013,949       $2,402,908             $5,111,451       $9,563,326
                                           ==========       ==========             ==========       ==========

(4) NOTE PAYABLE TO BANK

         The Company finalized a two year extension of its $2,000,000 asset based line of credit in November 2001 with terms similar to the terms of the $2,000,000 line of credit as originally finalized in

November 1999. In August 2002 the Company and the bank mutually agreed to terminate the line of credit financing arrangement due to the Company's default of covenants relating to the minimum net worth and the maximum loss before income taxes.

(5) LONG-TERM OBLIGATIONS

         In May 2002, the Company entered into a $220,000 promissory note with a major customer related to the costs incurred by the customer associated with resolving a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the note is due in December 2003. Monthly payments of interest are computed at the prime rate plus two percentage points (effective rate of 6.75% at September 30, 2002). The promissory note is collateralized by substantially all of the Company's assets.

         In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 9.75% at September 30, 2002). The mortgage is collateralized by the Company's real property. The balance at September 30, 2002 of $820,000 is classified as current maturities of long-term debt.

(6) CUSTOMER DEPOSITS

         In May 2002 the Company renegotiated its Supply Agreement with a major customer. Pursuant to the revised agreement, the Company is receiving advance payments from the customer for future product orders. At September 30, 2002 the Company had recorded deposits of $363,942 to this customer.

(7) DISPOSITION OF MEDICAL TAPE ASSETS

         In March 2001, the Company sold its medical tape manufacturing equipment and other related assets. The sale of the medical tape equipment finalized the Company's plan to exit the medical tape business that was adopted at the end of the fiscal year ended June 30, 2000.

(8) SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

         In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets that were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture, and supply to the buyer, certain conductive products through January 2002. The Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company continued to manufacture and supply the buyer electrically conductive adhesive hydrogels, at margins of approximately 30%, through September 2002. The Company anticipates no additional sales to the buyer subsequent to September 2002.

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

(10) INCOME TAXES

         The provision for income taxes in the third quarter and first nine months of calendar 2002 has been offset principally by a valuation allowance for deferred taxes. The Company recorded an income tax expense in the second quarter of calendar 2001 of $48,000 resulting from an alternative minimum tax liability for the fiscal year ended June 30, 2001 after offsetting regular taxable income with prior years net operating loss carryforwards.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Intangible Assets." SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that these assets be tested for impairment annually or whenever an impairment indicator arises using the two step impairment test outlined in SFAS 142. The adoption of SFAS 142 did not affect the Company's financial position or results of operations.

Amortized intangible assets consist of the following:

                                    September 30, 2002                       December 31, 2001
                            ----------------------------------     ----------------------------------
                             Gross carrying      Accumulated        Gross carrying      Accumulated
                                amount          amortization            amount         amortization
                             --------------    --------------       --------------    --------------
     Patents                  $1,555,442         $1,288,575           $1,494,003         $1,223,859
     Trademarks                   33,763              7,103               30,697              3,768
                              ----------         ----------           ----------         ----------

                              $1,589,205         $1,295,678           $1,524,700         $1,227,627
                              ==========         ==========           ==========         ==========

Amortization expense of amortized intangible assets totaled $23,771 and $17,935 for the three months ended September 30, 2002 and 2001 and $68,051 and $52,843 for the nine months ended September 30, 2002 and 2001. Amortization expense for the succeeding years is expected to be as follows:

     Years ended December 31:
              2002            $92,000
              2003             90,000
              2004             78,000
              2005             59,000
              2006             17,000

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and
(or) normal operations of the long-lived asset. For purposes of SFAS 143, a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, "Elements of Financial Statements," and if the amount of the liability can be reasonably estimated. Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and (c) the transaction or other event obligating the entity has occurred.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the requirement from SFAS 121 to test a long-lived asset or asset group for impairment using a two-step impairment test whenever a triggering event occurs. SFAS 144 provides an additional triggering event, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively. SFAS 144 does not apply to goodwill and other intangible assets with indefinite lives, long-term customer relationships of financial institutions, financial instruments, deferred policy acquisition costs, deferred tax assets, and other long-lived assets for which the accounting is prescribed in certain other FASB Statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company's financial statements.

The adoption of SFAS 143, 144 and 146 should not have a material effect on the Company's financial statements.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act provides for additional regulations and requirements of publicly traded companies, which have yet to be issued.

Refer to management's certifications contained elsewhere in this report regarding the Company's compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

RESULTS OF OPERATIONS

         Net sales for the third quarter of calendar 2002 were $2,013,949 compared to net sales of $2,402,908 for the third quarter of calendar 2001, a decrease of 16.2%. The decrease was primarily the result of decreased conductive product sales due to the sale of the assets of the conductive products division in April 2001. Therapeutic consumer product sales increased by 13.2% from $1,736,093 to $1,964,940 while conductive and medical tape product sales decreased by 81.0% from $666,815 to $126,956. The therapeutic consumer product sales increase was primarily the result of increased demand from consumer contract therapeutic patch customers resulting from inventory buildup for the upcoming cough/cold season. The Company previously sold the assets used to produce the conductive products. As part of the sale of the assets of the conductive products division the Company entered into a Manufacturing and Supply Agreement with the buyer. Under the terms of this Agreement, the Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus ten percent from November 1, 2001 through January 31, 2002. The Company continued to manufacture and supply the buyer, on a limited basis, electrically conductive adhesive hydrogels, at margins of approximately 30%, through September 30, 2002. The Company expects no future conductive product sales. In February 2002, the Company expanded into the skin care cosmeceutical market by launching a line of skin care products under the Company's brand name NeoSkin(R). These products include pre-formed face masks and under eye gel patches. Net sales of skin care products totaled $(77,947) for the third quarter of calendar 2002, a decrease from sales of $66,191 in the second quarter of calendar 2002. The decrease was primarily the result of product returns which the Company believes resulted from the Company's lack of a national advertising program and the soft economy. The negative sales in the third quarter are a result of returns in excess of the allowance for returns that was recorded. There were no sales of skin care products during 2001.

         Net sales for the first nine months of calendar 2002 were $5,111,451 compared to net sales of $9,563,326 for the first nine months of calendar 2001, a decrease of 46.6%. The decrease was primarily the result of decreased conductive product sales due to the sale of the assets of the conductive products division and decreased sales of consumer contract therapeutic patch products. Therapeutic consumer product sales decreased by 24.7% from $5,464,314 to $4,112,856 while conductive and medical tape product sales decreased by 82.5% from $4,099,012 to $718,279. Sales of skin care products were $280,316 for the first nine months of calendar 2002. The therapeutic consumer product sales decrease was primarily the result of decreased demand from consumer contract therapeutic patch customers resulting from the slowing economy and the Company's lack of a national advertising program.

         Gross profit for the third quarter of calendar 2002 was $594,276, compared to $618,328 for the third quarter of calendar 2001, a decrease of 3.9%. Gross profit as a percent of net sales for the third quarter of calendar 2002 was 29.5% compared to 25.7% for the third quarter of calendar 2001. The decrease in gross profit for the three months resulted primarily from decreased sales. The increase in gross profit as a percent of net sales for the quarter resulted primarily from a reduced level of low margin conductive product sales to the buyer of the conductive business assets.

         Gross profit for the first nine months of calendar 2002 was $1,550,667 compared to $2,525,089 for the first nine months of calendar 2001, a decrease of 38.6%. Gross profit as a percent of net sales for the first nine months of calendar 2002 was 30.3% compared to 26.4% for the first nine months of calendar 2001. The decrease in gross profit for the nine months resulted primarily from decreased sales. The increase in gross profit as a percent of net sales for the six months resulted primarily from a shift in the sales mix toward higher margin LecTec branded therapeutic consumer and skin care products and the reduction of lower margin conductive product sales to the buyer of the conductive business assets.

         Sales and marketing expenses were $311,133 and $942,449 during the third quarters of calendar 2002 and 2001, and as a percentage of net sales, were 15.4% and 39.2% respectively. The decrease in sales and marketing expenses for the quarter was primarily due to a decrease of $446,000 in product promotional expenses and a decrease of $123,000 in compensation related expenses. These decreases resulted from aggressive cost control/reduction programs implemented by management.

         Sales and marketing expenses were $1,274,781 and $2,502,423 during the first nine months of calendar 2002 and 2001, and as a percentage of net sales, were 24.9% and 26.2%. The decrease in sales and marketing expenses for the first nine months was primarily due to a decrease of $787,000 in product promotional expenses and a decrease of $234,000 in compensation related expenses. The Company anticipates that sales and marketing expenses as a percentage of net sales for the remainder of 2002 will decrease compared to the first nine months of 2002 due to the planned implementation of additional cost control/reduction programs by management.

         General and administrative expenses were $509,939 and $653,395 during the third quarters of calendar 2002 and 2001, and as a percentage of net sales, were 25.3% and 27.2% respectively. The decrease in general and administrative expenses for the quarter was primarily due to a decrease of $119,000 in compensation related expenses and a decrease of $26,000 in travel and lodging expenses.

         General and administrative expenses were $1,715,240 and $2,150,585 during the first nine months of calendar 2002 and 2001, and as a percentage of net sales, were 33.6% and 22.5% respectively. The decrease in general and administrative expenses for the nine months was primarily due to a decrease of $343,000 in compensation related expenses, a decrease of $41,000 in board of directors expense and a decrease of $50,000 in travel and lodging expenses. The Company anticipates that general and administrative expenses as a percent of net sales for the remainder of 2002 will decrease compared to the first nine months of 2002.

         Research and development expenses for the third quarters of calendar 2002 and 2001 were $109,126 and $217,548, and as a percentage of net sales, were 5.4% and 9.1% respectively. The decrease in research and development expenses for the current quarter was primarily due to a decrease of $94,000 in compensation related expenses.

         Research and development expenses were $394,827 and $695,811 during the first nine months of calendar 2002 and 2001, and as a percentage of net sales, were 7.7% and 7.3% respectively. The decrease in research and development expenses for the nine months was primarily due to a decrease of $251,000 in compensation related expenses. The Company anticipates that research and development expenses as a percent of net sales for the remainder of 2002 will decrease compared to the first nine months of 2002.

         Interest expense increased in the third quarter of calendar 2002 to $37,855 from $30,540 in the third quarter of calendar 2001. The current year increase resulted primarily from the payment of required minimum interest and penalties associated with the line of credit and interest associated with the promissory note with a major customer. In the prior year minimum interest requirements associated with the line of credit were fulfilled. Interest expense increased in the first nine months of calendar 2002 to $114,686 from $108,892 in the first nine months of calendar 2001. The increase resulted primarily from interest associated with the promissory note with a major customer. Gain on disposition of assets totaled $4,662,210 in the first nine months of calendar 2001 due to the sale of the conductive business assets and the disposition of the Company's medical tape manufacturing equipment. Other income for the third quarter of calendar 2002 was $3,316 compared to other income of $35,480 for the third quarter of calendar 2001. Other income for the first nine months of calendar 2002 was $3,822 compared to other income of $65,437 for the first nine months of calendar 2001. The current quarter and nine month decreases were primarily the result of decreased interest income due to lower cash and cash equivalent balances.

         The Company recorded a loss before income taxes of $370,461 for the third quarter of calendar 2002 compared to a loss before income taxes of $1,190,124 for the third quarter of calendar 2001. The

Company recorded a loss before income taxes of $1,945,045 for the first nine months of calendar 2002 compared to earnings before income taxes of $1,491,266 for the first nine months of calendar 2001. The earnings in the first nine months of calendar 2001 resulted primarily from the gain on the sale of the assets of the conductive products division, which was partially offset by a non-recurring restructuring charge. Excluding the gain and restructuring charge, the Company had a loss before income taxes of $2,867,185 for the first nine months of calendar 2001. The decrease in loss before income taxes in the current quarter was primarily the result of a decrease in operating expenses resulting from aggressive cost control/reduction programs implemented by management. This decrease was partially offset by decreased gross profit and sales volume related to the sale of the assets of the conductive products division. Excluding the gain and restructuring charge related to the sale of the assets of the conductive products division, the Company's loss before income taxes for the first nine months of calendar 2002 decreased compared to the loss before income taxes for first nine months of calendar 2001. This decrease in loss was primarily the result of a decrease in operating expenses which was partially offset by a decrease in gross profit.

         The provision for income taxes in the third quarter and first nine months of calendar 2002 has been offset principally by a valuation allowance for deferred taxes. The Company recorded an income tax expense in the first nine months of calendar 2001 of $48,000 resulting from an alternative minimum tax liability for the fiscal year ended June 30, 2001 after offsetting regular taxable income with prior years net operating loss carryforwards.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $888,222 to $536,983 during the first nine months of calendar 2002. The decrease in cash and cash equivalents was primarily due to lower sales volume resulting in more cash used in operating activities. Accounts receivable decreased by $266,806 to $281,032 during the first nine months of calendar 2002 primarily due to declining sales activity and a prepayment program arranged with the company's largest customer. Inventories decreased slightly by $4,009 to $1,523,534. Accounts payable of $687,865 at September 30, 2002 increased by $59,502 during the first nine months of calendar 2002 due to the Company's increase in the number of days between vendor invoice receipt and payment. Capital spending for manufacturing equipment and plant improvements totaled $13,334 during the first nine months of calendar 2002. There were no material commitments for capital expenditures at September 30, 2002.

         The Company had a deficit in working capital of $290,881 and a current ratio of 0.9 at September 30, 2002 compared to working capital of $1,106,202 and a current ratio of 1.4 at December 31, 2001. The decreases resulted primarily from lower cash and cash equivalent balances.

         The Company finalized a two year extension of its $2,000,000 asset based line of credit in November 2001 with terms similar to the terms of the $2,000,000 line of credit as originally finalized in November 1999. In August 2002 the Company and the bank mutually agreed to terminate the line of credit financing arrangement due to the Company's default of covenants relating to the minimum net worth and the maximum loss before income taxes.

         In December 2000, the Company entered into a mortgage agreement with gross proceeds of $820,000. The principal balance of the mortgage is due in December 2002. Monthly payments of interest are computed at the prime rate plus five percentage points (effective rate of 9.75% at September 30, 2002). The mortgage is collateralized by the Company's real property. The Company is currently in the process of finalizing an agreement for the sale and leaseback of the Company's real property located in Minnetonka, Minnesota. The proceeds from the sale will be used to pay the principal balance of the mortgage due in December 2002.

         Management expects the Company to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. In May 2002 the Company renegotiated its

Supply Agreement with a major customer. Pursuant to the revised agreement, the Company is receiving advance payments from the customer for future product orders. The Company has agreed to a proposal to factor its receivables and continues to seek ways to reduce costs. In addition, management is exploring other options for additional capital. Management believes that the Company will have sufficient cash, as well as the ability to factor accounts receivable, to ensure the Company will continue operations through December 2002. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products and the Company's ability to control operating expenses. Funding of the Company's operations in future periods will require additional investments in the Company in the form of equity or debt either by outside investors or as part of a business combination transaction. The Company is currently pursuing various potential sources of capital and business combination transactions. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that a future capital infusion or business combination transaction will be available. If such desired levels of sales and profitability are not reached, and infusions of capital or a business combination transaction are not available, the company may be forced to cease operations in the near future.

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

PART I  - FINANCIAL INFORMATION
ITEM 4  - CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Corporate Controller (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         On September 6, 2002 the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the net tangible assets and minimum bid price requirements for continued listing set forth in Market Place Rules 4310(c)(2)(B) and 4310(c)(4), and that its securities are, therefore, subject to removal from the Nasdaq SmallCap Market. Based on its discussions with potential strategic investors, strategic partners, and potential acquirers, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.

         On September 18, 2002 the Company received a letter from The Nasdaq Stock Market setting a hearing date of October 17, 2002 in connection with its potential removal from The Nasdaq SmallCap Market. The hearing was held before the Nasdaq Listing Qualifications Panel. The results of the hearing were unknown as of the date of this filing. Although the Company's securities currently remain listed on the Nasdaq SmallCap Market, there can be no assurance that the Panel has granted the Company's request for continued listing. In the event that the Company is removed from the Nasdaq SmallCap Market, the Company anticipates that its securities will qualify for quotation on Nasdaq's OTC Bulletin Board.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Item No.   Item                                                      Method of Filing
                  --------   ----------------                                          ----------------
                    99.1     Chief Executive Officer Certification Pursuant to
                             18 U.S.C. ss.1350, as Adopted Pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002.                     Filed herewith.

                    99.2     Corporate Controller Certification Pursuant to 18
                             U.S.C. ss.1350, as Adopted Pursuant to Section 906
                             of the Sarbanes-Oxley Act of 2002.                         Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LECTEC CORPORATION



Date   November 14, 2002             /s/  Rodney A. Young
       -----------------             ------------------------------------
                                     Rodney A. Young, Chief Executive Officer &
                                     President



Date   November 14, 2002             /s/  Thomas D. Bartl
       -----------------             --------------------------------------
                                     Thomas D. Bartl, Corporate Controller
                                     (Principal Financial Officer and Chief
                                     Accounting Officer)

                                 CERTIFICATIONS


I, Rodney A. Young, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of LecTec Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        By: /s/  Rodney A. Young
                                            -------------------------------
                                            Rodney A. Young
                                            Chief Executive Officer & President

                                 CERTIFICATIONS


I, Thomas D. Bartl, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of LecTec Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                        By: /s/  Thomas D. Bartl
                                           -------------------------------
                                           Thomas D. Bartl
                                           Corporate Controller (Principal
                                           Financial Officer and Chief
                                           Accounting Officer)