Form 10-K
period 2002-12-31
LECTEC CORP /MN/
filed 2003-04-14
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
                              --------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO________.

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

Securities registered pursuant to Section 12(g)
of the Act:                                        Common Stock, par value $0.01
                                                           per share.
                                                         (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of April 10, 2003 (i.e., the last business day of the registrant's most recently completed second fiscal quarter), was $1,189,919 based upon the last reported sale price of the Common Stock at that date by the Nasdaq Stock Market.

         The number of shares outstanding of the registrant's Common Stock as of April 10, 2003 was 3,966,395 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2003.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         LecTec Corporation (the "Company") is a health care and consumer products company that develops, manufactures and markets products based on its advanced skin interface technologies. Primary products include a complete line of over-the-counter ("OTC") therapeutic patches and a line of skin care products. The Company markets and sells its products to consumers through retail outlets (food, chain drug, and mass merchandise stores), other health care consumer products companies and directly via the Internet. All of the products manufactured by the Company are designed to be effective, safe and highly compatible with skin.

         The Company is an innovator in hydrogel-based topical delivery of therapeutic OTC medications, which provide alternatives to topical creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin. The Company holds multiple domestic and international patents on its hydrogel technology.

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

         On September 5, 2001, the Company elected to change its fiscal year end from June 30 to December 31. Previously, the fiscal year was from July 1 through June 30. The most recent results and analysis for a 12-month reporting period is fiscal year 2002, covering the period from January 1, 2002 through December 31, 2002.

PRODUCTS

         The Company's core competency is skin interface hydrogel technology. This competency results in products that are beneficial to treating a variety of temporary aliments including minor aches and pains, as well as coughs and sore thoughts through the topical delivery of over the counter active medicaments on to the skin. These products are convenient to use and less messy than creams and lotions. The adhesive characteristics, dimensions, drug stability, shelf life and manufacturability of the Company's products are highly consistent and reproducible from product to product.

         The Company designs, manufactures and markets topical ointment-based patch products for the application of OTC drugs and skin care ingredients. Therapeutic patch products use a hydrogel adhesive, breathable cloth patch to deliver OTC drugs and other therapeutic compounds onto the skin. Products currently manufactured using the adhesive-based patch technology are analgesics for localized pain relief, vapor cough suppressants, anti-itch, acne treatment products, wart removers, and a corn and callus remover. The analgesic and anti-itch products are marketed under the LecTec brand name TheraPatch(R). The acne treatment patches are marketed by Johnson & Johnson Consumer Products Company under the Neutrogena(R), On-the-Spot(R) Acne Patch, and CLEAN & CLEAR(R) brand names. The vapor cough suppressant patches are marketed under the TheraPatch brand name as well as by Novartis Consumer Health, Inc. under the Triaminic(R) brand name. The Company sells the wart removers and corn and callus removers to certain customers who market them under their own brand name.

         Sales of therapeutic consumer products accounted for approximately 89% and 62% of the Company's total net sales for the twelve-month periods ended December 31, 2002 and 2001. Sales of therapeutic consumer products accounted for approximately 77% and 60% of the Company's total net sales for the six-month periods ended December 31, 2001 and 2000. Sales of therapeutic consumer products accounted for approximately 55% and 29% of the Company's total net sales for the years ended June 30, 2001 and 2000.

         Beginning in February 2002, the Company expanded into the skin care market by launching a two-products under the Company's brand name NeoSkin(R). These products include pre-formed facemasks and under eye gel patches.

BUSINESS DISPOSITIONS

         In March 2001, the Company sold its medical tape manufacturing equipment and other related assets. The sale of the medical tape equipment finalized the Company's plan, which was adopted at the end of the fiscal year ended June 30, 2000, to exit the low margin medical tape business.

         No sales of medical tapes occurred in fiscal 2002 and for the six months ended December 31, 2001. Sales of medical tapes accounted for approximately 1% and 14% of the Company's total net sales for the years ended June 30, 2001 and 2000.

         In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets, which were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture and supply to the buyer certain conductive products through January 2002. The Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus 10% from November 1, 2001 through January 31, 2002. The Company continued to manufacture and supply the buyer electrically conductive adhesive hydrogels at margins of approximately 30% subsequent to the expiration of the manufacturing and supply agreement. The Company supplied the product to the buyer through the third quarter of fiscal 2002.

         Sales of conductive products accounted for approximately 11% and 38% of the Company's total net sales for the twelve-month periods ended December 31, 2002 and 2001. Sales of conductive products accounted for approximately 23% and 38% of the Company's total net sales for the six-month periods ended December 31, 2001 and 2000. Sales of conductive products accounted for approximately 44% and 55% of the Company's total net sales for the years ended June 30, 2001 and 2000.

MARKETING AND MARKETING STRATEGY

         The Company markets and sells its products to consumers through retail outlets (food, chain drug and mass merchandise stores), healthcare consumer products companies and via the Internet. In the second half of fiscal 2002, the Company changed its strategy of launching and maintaining new products under its own brand name, which required significant marketing investments, to expanding its efforts to establish contract manufacturing and licensing relationships with large pharmaceutical and skin care companies.

         In 1998, the Company entered into the consumer products market. The entry was supported by the hiring of a new retail sales and marketing executive in May 1998 and a retail sales team in the fiscal year ended June 30, 1999. In the consumer products markets, retail broker and manufacturer's representative contracts were established. Due to financial difficulties in the fiscal year ended December 31, 2002, the Company reduced its retail sales and support team to a level that allows it to continue established relationships with select retail organizations. The TheraPatch brand is the umbrella brand for the Company's therapeutic patch products introduced to all markets.

         While the remaining retail sales team maintains the current retail consumer products markets, it also has responsibility for contract manufacturing sales to consumer products companies who sell directly to the consumer. Approximately 72% and 76% of the sales of the Company's consumer patch products during the twelve month periods ended December 31, 2002 and 2001 were derived from contract manufacturing agreements with other companies that act as resellers of our products. Under these agreements, the Company's products are marketed and sold under another company's brand name and sold by another company's sales force. The Company's success depends in part upon its ability to enter into additional reseller agreements with new third parties while maintaining existing reseller relationships and in part on its ability to get consumers to purchase the Company's products from retailers. The Company believes its relationships with existing third party resellers have been a significant factor in the success to date of its therapeutic consumer products business, and any deterioration or termination of these relationships would adversely affect its business. Due to the lack of funds for significant advertising expenditures, the Company has been limited in its ability to sell products to the ultimate consumer and has had to significantly modify its business strategy.

         Because of working capital constraints, the Company was unable to adequately fund the advertising needed to drive the two-product line of skincare products under the Company's brand name NeoSkin through its distribution channels. The Company has made a decision that these products will be repositioned for the direct to consumer distribution channel.

         The Company experiences seasonality in the sales of three of its therapeutic patch products. The vapor cough suppressant patches and cold sore patches experience increased sales during the cough and cold season, which typically includes the fall and winter months. The sales of the anti-itch patch increase during the summer months when insect bites and itching associated with poison oak/ivy/sumac are prevalent. The therapeutic patch product affected least by seasonality is TheraPatch Warm, which is primarily sold for arthritis and chronic back pain.

         The Company currently sells its products in the U.S., Europe, Latin America, Middle East and Canada. In prior years, the Company also sold its conductive products in the U.S., Europe, Latin America, Asia and Canada. Except for sales of the TheraPatch brand patch product into Canada, all of the Company's international sales were denominated in U.S. dollars. Thus, most of the impact of the foreign currency transaction gains and losses were borne by the Company's customers. Export sales accounted for approximately 12% and 6% of total net sales for the twelve-month periods ended December 31, 2002 and 2001. Export sales accounted for approximately 8% and 14% of total net sales for the fiscal years ended June 30, 2001 and 2000.

         The Company's international sales are made by the Company's corporate sales force. The Company does not maintain a separate international marketing staff or operations. The following table sets forth export sales by geographic area:

                        Year         Year             Six-month
                       Ended        Ended           Periods ended                 Years Ended
                     ----------   ----------   ------------------------    ------------------------
                     12/31/2002   12/31/2001   12/31/2001    12/31/2000     6/30/2001     6/30/2000
                     ----------   ----------   ----------    ----------    ----------    ----------
Europe                $ 21,096     $393,040     $      0      $422,757     $  815,796    $1,006,412
Latin America           85,608            0            0       139,613        139,613       547,904
Asia                         0       95,228       46,512        24,135         72,851        46,279
Canada                 509,537      160,059       80,146       135,770        215,686       298,884
Middle East            195,310            0            0             0              0             0
Other                        0        4,850            0         3,100          7,950        36,234
                      --------    ---------     ----------------------     ------------------------
Total Exports         $811,551    $ 653,177     $126,658      $725,375     $1,251,896    $1,935,713
                      ========    =========     ======================     ========================

CUSTOMERS

         Novartis Consumer Health, Inc. (Novartis) accounted for 31% and 26% of the Company's net sales for the twelve-month periods ended December 31, 2002 and 2001. Novartis accounted for 33% and 18% of the Company's total sales for the six-month periods ended December 31, 2001 and 2000, and 20% of the Company's total net sales for the fiscal year ended June 30, 2001. The fiscal year ended June 30, 2001 was the first full year of sales to Novartis. The Company's reseller agreement with Novartis provides that Novartis will purchase from the Company hydrogel patches which emit vapors that, when inhaled, act as a cough suppressant to provide relief of cough and cold symptoms. The agreement has an initial term that expires May 15, 2005. The Company's principal duty under the agreement is to manufacture the patches ordered by Novartis. The Company may not manufacture and sell the patches or any other vapor patches in the pediatric field of use or to any other reseller in the United States, but it may manufacture and sell competing patches under the Company's own brand name. The agreement does not require Novartis to purchase a minimum quantity each year. The Company's results of operations could be adversely affected if Novartis decreased the purchases it makes under the agreement. In addition, if the agreement were cancelled, which Novartis has the right to do upon six months notice or if the Company were unable to extend or renew the agreement upon its expiration, the Company's results of operations would be adversely affected.

         On May 2, 2002, Novartis and LecTec amended and restated the Supply Agreement dated May 15, 2000, incorporating a number of changes that create a vehicle for prepayment against future orders. The prepayment amount, not to exceed $600,000, will represent an advance of orders placed 60 days in advance of shipment. In exchange for the prepayment program, LecTec agreed to a conversion of a payable of $220,000 to a note payable, the execution of a non-exclusive license agreement that would survive LecTec in the event of default and the grant of a security interest in most of LecTec's assets. On December 31, 2002 and February 28, 2003, the amount of the prepayment was approximately $265,000 and $370,000.

         Johnson & Johnson Consumer Products Company (J&J) accounted for 14% and 12% of the Company's net sales for the twelve-month periods ended December 31, 2002 and 2001. J&J accounted for 14% and 22% of the Company's total sales for the six-month periods ended December 31, 2001 and 2000, respectively, and 16% of the Company's total net sales for the fiscal year ended June 30, 2001. The fiscal year ended June 30, 2001 was the first full year of sales to J&J. The reseller agreement with J&J provides that J&J will purchase from the Company hydrogel patches for use in the treatment of acne. Although the agreement has an initial term that expired on May 24, 2002, and the both parties are still operating as if the Agreement is still in place until an extension is agreed upon. The Company's principal duty under the agreement is to manufacture the patches ordered by J&J. Under the terms of the agreement, J&J is required to purchase a minimum amount of patches in each year of the initial two-year term. During the term of the agreement, J&J has the exclusive worldwide right to market, sell and distribute the patches and the right of first negotiation as to any of the Company's new acne products utilizing the same technology. The Company's operations would be adversely affected if the reseller purchased only the minimum requirement. In addition, if the agreement were cancelled due to the Company's breach or if the Company were unable to extend or renew the agreement its results of operations would be adversely affected.

         Ludlow Technical Products (Ludlow) accounted for 9% and 14% of the Company's total net sales for the twelve-month periods ended December 31, 2002 and 2001. These sales were attributable to the manufacturing and supply agreement between the Company and Ludlow Company LP as a result of the sale of the Company's diagnostic electrode and electrically conductive adhesive hydrogel business. The Company's sales to Ludlow continued through the third quarter of fiscal 2002.

         Spacelabs Burdick Inc. accounted for 0% and 6% of the Company's total net sales for the years ended December 31, 2002 and 2001, and 0% and 13% of the Company's total net sales for the six-month periods ended December 31, 2001 and 2000. Spacelabs Burdick Inc. accounted for 12% and 17% of the Company's total net sales for the fiscal years ended June 30, 2001 and 2000. This conductive products customer no longer generates sales due to the sale of the conductive business assets during its fiscal year ended June 30, 2001.

         The Company sold its products to 312 and 262 active customers (excluding TheraPatch sales to individual consumers) during the twelve-month periods ended December 31, 2002 and 2001. The Company sold its products to 163 and 253 active customers (excluding TheraPatch sales to individual consumers) during the six-month periods ended December 31, 2001 and 2000. The Company's backlog orders as of February 28, 2003 totaled approximately $2,628,000, compared to approximately $1,640,000 on February 28, 2002. The Company sold its products to 310 and 275 active customers (excluding TheraPatch sales to individual consumers) during the fiscal years ended June 30, 2001 and 2000.

COMPETITION

         The markets for OTC drug delivery patches and skin care products are highly competitive. Firms in the consumer and medical industries compete on the basis of product performance, pricing, distribution and service. Competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and consumer product companies which have significantly greater financial, marketing and technological resources than the Company. However, the Company believes that it competes on the strength of its proprietary technology, speed-to-market, flexibility, innovative "first-in-category" patches, customer focus and its ability to manufacture and market its products to targeted market segments.

         The Company's OTC TheraPatch family of analgesic, cooling, vapor, anti-itch, cold sore, psoriasis and sinus and allergy patches competes with ointments, lotions and creams as well as other OTC patch products manufactured by various competitors including Chattem, Mentholatum/Rohto Pharmaceuticals, Inc.

MANUFACTURING

         The Company manufactures its therapeutic topical patches at the Company's Minnetonka, Minnesota facility. The Minnetonka facility also processes raw materials and manufactures the Company's therapeutic products. The Company's therapeutic products consist primarily of hydrogel-based, individually wrapped, breathable, self-adhering cloth patches that topically deliver therapeutic OTC medications. The Company's second facility in Edina, Minnesota is the primary site for the packaging of therapeutic products and the majority of the Company's warehouse capacity. The Company believes that the raw materials used in manufacturing its products are generally available from multiple suppliers. Inventory levels have been higher than normally needed for the current production levels due to pressure placed on the Company to prepay certain vendors to assure inventory availability.

         To assure that the Company's customers receive quality products, the Company's manufacturing process complies with standards that meet the requirements of ISO 9001: 1994; EN46001: 1996; ISO 13485; Drug cGMP (Current Good Manufacturing Practice) and 21 CFR (Code of Federal Regulations) Parts 210 and 211. Meeting these standards demonstrates that the Company has achieved the highest level of quality systems compliance as demonstrated by world-class manufacturers.

RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. The research and development staff is responsible for the investigation, development and implementation of new and improved products and new technologies.

         The Company may develop products internally, jointly with corporations and/or inventors from outside the Company. The Company may then market resulting products by sponsoring partners or through a marketing arrangement with appropriate health care companies. Research and development contract opportunities are evaluated on an individual basis.

         The Company, through its research and development efforts, is investigating new products for topical delivery of OTC drugs. In addition, existing technologies are being refined to focus on new products targeting new customers and new markets such as the new NeoSkin skin care product.

         During the twelve-month periods ended December 31, 2002 and 2001, the Company spent approximately $492,000 and $945,000 on research and development. During the six-month periods ended December 31, 2001 and 2000, the Company spent approximately $466,000 and $442,000 on research and development. During the fiscal years ended June 30, 2001 and 2000, the Company spent approximately $919,000 and $1,092,000 on research and development.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

         The Company has established a number of quality systems to comply with applicable regulations. The quality systems are associated with designing, planning, testing, manufacturing, packaging, labeling and distributing the Company's products that are subject to federal and foreign regulations and, in some instances, state and local government regulations.

UNITED STATES REGULATION

         The Company is subject to Food and Drug Administration ("FDA") regulations concerning manufacturing practices and reporting obligations. These regulations require that development, manufacturing and quality assurance be performed according to FDA guidelines and in accordance with applicable Code of Federal Regulation documentation, control and testing requirements. The Company is also subject to inspection by the FDA at any time. The Company is required to report to the FDA serious adverse product incidents and to maintain a documentation and record keeping system in accordance with FDA regulations. The advertising of the Company's products is also subject to both FDA and Federal Trade Commission jurisdiction. If the FDA believes that the Company is not in compliance with any aspect of the law, it can institute proceedings to detain or seize products, issue a recall, stop future violations and assess civil and criminal penalties against the Company, its officers and its employees.

         The products manufactured by the Company's continuing consumer products business are classified as either non-drugs or over-the-counter ("OTC") drugs that are either not regulated or regulated by published FDA OTC monographs. Monographs are used to regulate OTC drugs that contain ingredients known to be safe and effective. Monographs have also established acceptable ingredients, combinations, concentrations and specific labeling requirements. Until all finished good electrodes sold by the Company in the United States reach their expiration date, the Company will continue to be subject to federal FDA policy including current Good Manufacturing Practices ("GMP") and quality system regulations. The Company's hydrogels sold domestically also continue to be subject to GMP and quality system regulations because they are sold to distributors for processing into finished commercial goods.

INTERNATIONAL REGULATION

         The Company's topical OTC drug delivery patches are marketed in Canada under applicable Canadian OTC monographs where appropriate, and they are reviewed and approved prior to commercialization by the Health Protection branch of Health Canada. Products sold in other international markets or communities require compliance with specific country regulations. International sales of our products are subject to the regulatory requirements of each country in which we sell our product. These requirements vary from country to country but generally are much less stringent than those in the United States. Generally, we rely on distributors or purchasers of our products to pursue regulatory approval in foreign countries. The distributors interface with foreign governments, assemble and format documentation provided by LecTec Corporation personnel, and respond to requested information by reviewers in the process of review and approval of individual product dossiers.

PATENTS AND TRADEMARKS

         The Company has U.S. and international patents on adhesive hydrogels, electrodes and transdermal and topical delivery systems. Nineteen active U.S. patents and three active international patents are currently assigned or licensed to the Company. Nine U.S. and international applications are pending. International patent applications are pending in numerous European countries, Canada and Japan. The patents most pertinent to the Company's major products have a remaining legal duration ranging from 11 to 18 years. Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage.

         Two trademarks were registered during fiscal 2002. Five trademark registrations are pending. The Company has 10 registered trademarks and three pending trademarks.

         The Company expects that its products will be subject to continuous modifications due to improvements in materials and technological advances for medical products. Therefore, the Company's continued success does not depend solely upon ownership of patents but upon technical expertise, creative skills and the ability to forge these talents into the timely release of new products.

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

EMPLOYEES

         As of December 31, 2002, 41 people were employed by the Company, of which 37 were full-time employees. None of the Company's employees are represented by labor unions or other collective bargaining units. The Company believes relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                     Age                                        Title
---------------------            ---             --------------------------------------------------------
Rodney A. Young                  48              Chairman, Chief Executive Officer and President
Timothy P. Fitzgerald            63              Vice President, Operations
John D. LeGray                   57              Vice President, Quality Assurance and Regulatory Affairs
Timothy R. J. Quinn              42              Vice President, Consumer Products

         Rodney A. Young has served as Director, Chief Executive Officer and President of the Company since August 1996 and as Chairman of the Board since November 1996. Prior to assuming these positions with the Company, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. In addition to fulfilling his role as Chairman of the Company, Mr. Young also serves as a Director of Possis Medical, Inc., Delta Dental Plan of Minnesota and Health Fitness Corporation.

         Timothy P. Fitzgerald has served as Vice President, Operations since he joined the Company in February 2000. Prior to joining the Company, he served as President of United Recycling, Inc. from 1997 to 1999. Mr. Fitzgerald's career includes technical and senior management positions at Bell & Howell Co., International Data Engineering, Inc. and Varitronic Systems, Inc.

         John D. LeGray has served as Vice President, Quality Assurance and Regulatory Affairs since he joined the Company in September 1997. Mr. LeGray's career includes technical and management positions at DiaSorin Inc., Bayer Corporation and Abbott Laboratories.

         Timothy R. J. Quinn has served as Vice President and General Manager, Consumer Products since he joined the Company in May 1998. Mr. Quinn's career includes extensive sales and marketing experience in the consumer products industry. Prior to joining the Company, he served as Vice President of Sales at Redmond Products from 1991 to 1998. Prior to joining Redmond, Mr. Quinn served in a variety of sales and marketing management positions for Lederle Laboratories and General Foods Corporation.

ITEM 2.           PROPERTIES

         On December 31, 2002, the Company owned a building located in Minnetonka, Minnesota, containing 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. As of February 25, 2003, the building was sold to a third party and leased back. The initial term of the lease is 12 months with an option to extend the lease for two consecutive five-year terms. The lease contains a provision that grants the Company free rent for the 12 months following the transaction and thereafter extends the lease at a rate based on current market conditions in the local commercial rental market. In addition, the Company leases a building in Edina, Minnesota containing 29,000 square feet of manufacturing and warehouse space. The Edina building lease term extends through June 30, 2003.

ITEM 3.           LEGAL PROCEEDINGS

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's common stock traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol LECT until November 26, 2002 when the Company's stock was moved to the OTC Bulletin Board due to the Company's inability to satisfy the minimum bid price and stockholders' equity standards for continued listing.

         The following table sets forth the high and low daily trade price information for the Company's common stock for each quarter of the fiscal year ended December 31, 2002, six-month period ended December 31, 2001, and the fiscal year ended June 30, 2001. Such prices reflect interdealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                       YEAR ENDED             SIX MONTHS ENDED              YEAR ENDED
                                    DECEMBER 31, 2002        DECEMBER 31, 2001            JUNE 30, 2001
                                    -----------------        ------------------        -------------------
                                    HIGH         LOW         HIGH          LOW          HIGH          LOW
                                    -----       -----        -----        -----         -----        -----
Quarter ended Sept. 30              $0.99       $0.20        $2.30        $1.53         $4.22        $2.00

Quarter ended Dec. 31                0.95        0.30         1.95         1.00          2.75         1.00

Quarter ended March 31               3.05        1.16          N/A          N/A          3.13         1.56

Quarter ended June 30                1.45        0.60          N/A          N/A          3.00         1.56

         As of March 15, 2003, the Company had 3,966,395 shares of common stock outstanding, and approximately 328 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

         The Company has not declared or paid cash dividends on its common stock since its inception, and the Company intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA

         Please see Item 1 of this report for information regarding the dispositions of the Company's conductive business assets and medical tape assets during the first half of calendar year 2001 that affect the comparability of the information set forth below.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

                             Year ended               Six-months ended
                             December 31,                December 31,                              Year ended June 30
                      --------------------------  --------------------------  ------------------------------------------------------
                          2002         2001(a)        2001          2000        2001(a)       2000(b)        1999          1998
                          ----         -------        ----          ----        -------       -------        ----          ----
                                     (unaudited)                 (unaudited)
Net sales             $ 6,852,091   $11,698,110   $ 4,537,691   $ 7,796,791   $14,957,209   $13,416,098   $11,962,420   $12,922,365
Gross profit            1,639,658     2,737,365       882,963     2,519,696     4,373,603     3,860,446     3,705,628     3,684,427
Loss from operations   (2,491,878)   (4,489,881)   (2,557,456)   (1,203,196)   (3,135,622)   (2,890,497)   (1,771,324)     (474,935)
Net earnings (loss)    (2,602,781)       70,470    (2,562,920)   (1,286,897)    1,343,492    (2,859,276)   (1,683,257)     (404,061)
Net earnings (loss)
 per share
   Basic                     (.66)          .02          (.65)         (.33)          .34          (.74)         (.43)         (.10)
   Diluted                   (.66)          .02          (.65)         (.33)          .34          (.74)         (.43)         (.10)

CONSOLIDATED BALANCE SHEET DATA

                                               December 31,                                      June 30,
                                 --------------------------------------   -------------------------------------------------------
                                     2002         2001          2000          2001          2000           1999          1998
                                                             (unaudited)
Cash, cash equivalents and
   short-term investments        $   671,588   $1,425,205    $  285,620   $ 3,376,723    $   100,171    $ 1,022,025   $ 2,186,532
Current assets                     2,114,104    4,048,703     5,551,199     7,872,131      5,478,516      5,960,868     6,817,199
Working capital                   (1,058,534)   1,106,202     1,100,455     4,279,728      1,512,561      3,497,926     5,335,861
Property, plant and equip, net     1,750,241    2,262,094     2,928,073     2,422,494      3,039,088      4,028,491     4,306,568
Total assets                       4,150,207    6,607,870     8,731,216    10,538,574      8,716,955     10,189,330    11,406,442
Long-term liabilities                 10,770      125,170       838,718       859,623         31,184        217,868       222,000
Shareholders' equity                 966,798    3,540,199     3,441,754     6,086,548      4,719,816      7,508,520     9,703,104

(a) Includes a nonrecurring restructuring charge of $303,759 related to the sale of the conductive business assets and a gain on disposition of assets of $4,662,210 related to the sale of the conductive business assets and the disposition of the medical tape assets.

(b) Includes a charge of $730,000 or $.19 per share related to the plan to exit the medical tape business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         On September 5, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 AND 2001

         The following unaudited condensed financial information relates to the year ended December 31, 2001. Corresponding information for the fiscal year ended December 31, 2002 is included in the financial statements in Item 8.

            STATEMENT OF OPERATIONS                                    STATEMENT OF CASH FLOWS
            -----------------------                                    -----------------------
                                Year ended                                                         Year ended
                              December 31, 2001                                                 December 31, 2001
                              -----------------                                                 -----------------
Net Sales                        $11,698,110       Cash Flow from Operations                      $ (4,983,955)
Cost of Goods Sold                 8,960,745
                                 -----------       Cash Flows from Investing:
  Gross Profit                     2,737,365          Purchase of Property and Equipment              (282,836)
                                                      Investment in Patents and trademarks            (146,389)
Operating Expenses                 7,227,246          Proceeds from asset dispositions               6,666,988
                                 -----------                                                      ------------

  Loss From Operations            (4,489,881)      Net cash used in Investing activities             6,237,763

Other expense, net                 4,592,253       Cash Flows from Financing:
                                 -----------          Issuance from Common Stock                        27,975
  Earnings before taxes              102,372          Net Payments on notes                           (343,325)
                                                      Proceeds from L-T Debt                           239,520
Income taxes                         (31,902)         Payments on L-T Debt                             (38,393)
                                 -----------                                                      ------------

  Net earnings                       $70,470       Net cash used in financing activities              (114,223)
                                 ===========                                                      ------------

                                                   Net increase in cash equivalents                  1,139,585

                                                   Cash equivalents beginning                          285,620
                                                                                                  ------------

                                                   Cash equivalents ending                        $  1,425,205
                                                                                                  ============

NET SALES

         Net sales were $6,852,091 for the year ended December 31, 2002, a decrease of 41.4% from net sales of $11,698,110 for the year ended December 31, 2001. The decrease was primarily the result of decreased conductive product sales due to the sale of the Company's conductive products division in 2001 and slower sales in the contract-manufacturing segment due to a soft cough/cold season. To a lesser extent, total sales were lower because branded consumer product sales declined due to a reduction of TheraPatch products available.

         Sales of therapeutic consumer products decreased 15.6% for the fiscal year ended December 31, 2002 to $6,108,910 from $7,241,577 for the year ended December 31, 2001. The decrease for the fiscal year ended December 31, 2002 was primarily the result of a year over year decline of $789,341 in sales to Novartis Consumer Health, Inc. and to Johnson & Johnson Consumer Products Worldwide. Sales of branded products were virtually flat from 2001 to 2002.

         Sales of conductive products (medical electrodes and conductive hydrogels) decreased by 83.4% for the fiscal year ended December 31, 2002 to $743,181 from $4,484,533 for the year ended December 31, 2001. The decrease for the fiscal year ended December 31, 2002 was the result of the sale of the assets of the conductive products division in the fourth quarter. The Company expects no conductive sales in fiscal 2003.

         Export sales have historically consisted primarily of electrodes and semi-finished conductive products sold to overseas converters for final processing, packaging and marketing; currently, TheraPatch brand therapeutic consumer products and Triaminic vapor patches account for the majority of these sales. Export sales accounted for 11.8% and 5.6% of total net sales for the years ended December 31, 2002 and 2001. All international sales were in U.S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales increased by $158,374 for the fiscal year ended December 31, 2002 primarily as a result of large shipments of TheraPatch products and the commencement of international exports of Novartis-based contract goods. The Company expects international sales growth in fiscal 2003.

GROSS PROFIT

         The Company's gross profit was $1,639,658 for the fiscal year ended December 31, 2002, which was down from $2,737,365 for the year ended December 31, 2001. As a percentage of total net sales, gross profit was 23.9% and 23.4% for the years ended December 31, 2002 and 2001, respectively. The decrease in gross profit dollars for the fiscal year ended December 31, 2002 resulted primarily from significantly reduced sales manufacturing volumes related to the sale of the conductive business in 2001.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses totaled $1,413,503 or 20.6% of total net sales for the fiscal year ended December 31, 2002, compared to $3,213,445 or 27.5% of total net sales for the year ended December 31, 2001. The decrease for the fiscal year ended December 31, 2002 was primarily due to a decrease of $823,000 in media advertising expense mainly related to a television ad campaign for TheraPatch Anti-Itch for Kids, $274,000 reduced salary and related benefits, and $145,000 in reduced travel expenditures. During 2002, the sales and marketing group retrenched to a position of pursuing contract opportunities that reduced the sales force and consolidated the consumer and contract marketing efforts. This resulted in across-the-board reductions in virtually every spending category. The Company anticipates sales and marketing expenses, as a percentage of total net sales in fiscal 2003, will decrease due to expense reduction measures initiated in the latter part of fiscal 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $2,226,518 or 32.5% of total net sales for the fiscal year ended December 31, 2002, compared to $2,765,473 or 23.6% of total net sales for the year ended December 31, 2001. The decrease for the fiscal year ended December 31, 2002 was primarily due to a decrease of $389,000 in payroll related expenses. The Company anticipates general and administrative expenses, as a percentage of total net sales in fiscal 2003, will decrease due to expense reduction measures initiated in the latter part of fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses totaled $491,515 or 7.2% of net total sales for the fiscal year ended December 31, 2002, compared to $944,569 or 8.1% of total net sales for the year ended December 31, 2001. The decrease for the fiscal year ended December 31, 2002 primarily resulted from a decrease of $329,000 in labor related costs. The decrease was primarily the result of decreased activity due to exiting the conductive products and medical tape businesses. Management believes that research and development expenditures as a percentage of total net sales will remain approximately the same in fiscal 2003.

OTHER INCOME AND EXPENSE

         Interest expense totaled $141,674 for the fiscal year ended December 31, 2002, compared to $145,911 for the year ended December 31, 2001. The decrease for the fiscal year ended December 31, 2002 was primarily due to interest rate changes associated with the mortgage note payable.

INCOME TAXES

         The Company recorded an income tax benefit for the fiscal year ended December 31, 2002 of $25,473 and an income tax expense for the year ended December 31, 2001 of $31,902. The income tax expense for the year ended December 31, 2001 resulted from an alternative minimum tax liability after offsetting regular taxable income against prior years net operating loss carry forwards. The income tax benefit for the fiscal year ended December 31, 2002 resulted primarily from the refunding of taxes previously paid to cover the alternative minimum taxes associated with the gain on the sale of the conductive business.

OPERATIONS SUMMARY

         The net loss for the fiscal year ended December 31, 2002 resulted primarily from decreased sales and the resultant lower contribution of gross margin. Gross profits on a percentage basis were relatively flat year over year. The net earnings for the year ended December 31, 2001 resulted from the gain on the sale of the assets of the conductive products division, which was partially offset by a non-recurring restructuring charge. The restructuring charge consisted primarily of future rental payments for a leased facility, separation costs, and other costs associated with the winding-down of conductive business activity. Excluding the gain and restructuring charge, the Company incurred a $4,287,981 greater net loss in the year ended December 31, 2001, which resulted primarily from an increase in advertising expenses associated with retail sales of the Company's TheraPatch products and which more than offset an increase in gross profit. The increase in gross profit from 2001 to 2002 resulted from increased sales volume. The net loss, excluding the gain and restructuring charge, for the year ended December 31, 2001 resulted primarily from increased sales and marketing expenses and charges related to the plan to exit the medical tape business, which more than offset an increase in gross profit.

COMPARISON OF THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND 2000

NET SALES

         Net sales were $4,537,691 for the six-month period ended December 31, 2001, a decrease of 41.8% from net sales of $7,796,791 for the six-month period ended December 31, 2000. The decrease in net sales for the six month period ended December 31, 2001 was primarily due to decreased conductive product sales resulting from the sale of the assets of the conductive products division.

         Net sales of therapeutic consumer products decreased 22.4% for the six-month period ended December 31, 2001 to $3,513,355 from $4,527,628 for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily the result of softening demand from contract manufacturing customers in response to a slowing economy and a weaker than expected cough/cold season. The decrease in contract manufacturing therapeutic consumer product sales was partially offset by an increase in LecTec branded TheraPatch consumer product sales.

         Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 67.0% for the six-month period ended December 31, 2001 to $1,024,336 from $3,103,727 for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily the result of the sale of the assets of the conductive products division. Under a manufacturing and supply agreement between the Company and the buyer of the Company's conductive products division, the Company continued to manufacture and supply to the buyer certain conductive products through January 2002. The Company supplied the products at its cost of production through October 31, 2001, and at its cost of production plus 10% percent from November 1, 2001 through January 31, 2002.

         There were no sales of medical tape products for the six-month period ended December 31, 2001. Medical tape product sales were $155,436 for the six-month period ended December 31, 2000. The decrease resulted from exiting the medical tape business.

         Export sales were 3% and 9% of total net sales for the six-month periods ended December 31, 2001 and 2000, respectively. The decrease for the six-month period ended December 31, 2001 resulted primarily from the absence of conductive product sales as a result of the sale of the assets of the conductive products division. All international sales were in U.S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales decreased by $598,717 in the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000 primarily as a result of the sale of the assets of the conductive products division.

GROSS PROFIT

         The Company's gross profit was $882,963 for the six-month period ended December 31, 2001, down from $2,519,696 for the six-month period ended December 31, 2000. As a percentage of net sales, gross profits were 19.5% and 32.3% for the six-month periods ended December 31, 2001 and 2000. Gross profit for the six-month period ended December 31, 2001 decreased by 64.9% from the prior year primarily as a result of decreased sales volumes, lower production levels and less absorption of overhead expenses. The decrease in the gross profit percentage for the six-month period ended December 31, 2001 was also affected by the Company's entering into a manufacturing and supply agreement with the buyer of the assets of the conductive products division to continue to manufacture and supply the buyer certain conductive products at the Company's cost through October 31, 2001 and at its cost of production plus 10% thereafter.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses totaled $1,703,988 or 37.6% of total net sales for the six-month period ended December 31, 2001, compared to $1,823,478 or 23.4% of net total sales for the six-month period ended December 31, 2000. The decrease in sales and marketing expenses was primarily due to decreased sales and the associated variable marketing expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $1,270,614 or 28.0% of total net sales for the six-month period ended December 31, 2001, compared to $1,459,002 or 18.7% of total net sales for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily due to a decrease of $189,000 in payroll related expenses and employment fees, which more than offset a slight increase in other expense categories.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses totaled $465,817 or 10.3% of total net sales for the six-month period ended December 31, 2001, compared to $440,412 or 5.6% of total net sales for the six-month period ended December 31, 2000. The increase for the six-month period ended December 31, 2001 primarily resulted from an increase of $20,000 in test-run production costs associated with new product development.

OTHER INCOME AND EXPENSE

         Interest expense totaled $67,558 for the six-month period ended December 31, 2001, compared to $72,919 for the six-month period ended December 31, 2000. The decrease for the six-month period ended December 31, 2001 was primarily due to a decrease in interest expense associated with zero borrowings on the line of credit during the period. This decrease was offset by an increase in interest expense associated with the mortgage agreement. Other income for the six-month period ended December 31, 2001 was $45,996, compared to other expense of $13,782 for the six-month period ended December 31, 2000. The six-month period increase was primarily the result of increased interest income due to higher cash and cash equivalent balances.

INCOME TAXES

         The Company recorded an income tax benefit for the six-month period ended December 31, 2001 of $16,098 and no income tax expense or benefit for the six-month period ended December 31, 2000. The income tax benefit for the six-month period ended December 31, 2001 resulted from a difference between actual income tax liability and estimated income tax liability for the fiscal year ended June 30, 2001. There was no income tax benefit recorded for the six-month period ended December 31, 2000 related to the loss before income taxes since the tax benefit may not be realizable by the Company.

OPERATIONS SUMMARY

         The net loss for the six-month period ended December 31, 2001 resulted primarily from a decrease in gross profit resulting from a decrease in sales volumes and the impact of the manufacturing and supply agreement between the Company and the buyer of the assets of the conductive products division. The decrease in gross profit was slightly offset by a decrease in general and administrative expenses associated with payroll related expenses. The net loss for the six-month period ended December 31, 2000 resulted primarily from an increase in advertising expenses associated with retail sales of the Company's TheraPatch products, which more than offset an increase in gross profit.

COMPARISON OF THE YEARS ENDED JUNE 30, 2001 AND 2000

NET SALES

         Net sales were $14,957,209 for the fiscal year ended June 30, 2001, an increase of 11.5% from net sales of $13,416,098 for the fiscal year ended June 30, 2000. The increase was primarily the result of increased therapeutic consumer product sales, which was partially offset by decreased medical tape and conductive product sales.

         Net sales of therapeutic consumer products increased 104.7% for the fiscal year ended June 30, 2001 to $8,265,849 from $4,037,951 for the fiscal year ended June 30, 2000. The increase for the fiscal year ended June 30, 2001 was primarily the result of sales of the new vapor product to Novartis as well as sales of the acne product to Johnson & Johnson Consumer Products Worldwide.

         Net sales of conductive products (medical electrodes and conductive hydrogels) decreased by 11.9% for the fiscal year ended June 30, 2001 to $6,563,924 from $7,450,755 for the fiscal year ended June 30, 2000. The decrease for the fiscal year ended June 30, 2001 was primarily the result of the sale of the assets of the conductive products division in the fourth quarter.

         Net sales of medical tapes decreased by 93.4% for the fiscal year ended June 30, 2001 to $127,436 from $1,927,392 for the fiscal year ended June 30, 2000. The decrease for the fiscal year ended June 30, 2001 was primarily the result of exiting the medical tape business.

         Export sales, consisting primarily of electrodes, semi-finished conductive products sold to overseas converters for final processing, packaging and marketing, as well as TheraPatch brand therapeutic consumer products, were 8% and 14% of total net sales for the fiscal years ended June 30, 2001 and 2000, respectively. All international sales were in U.S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales decreased by $683,817 for the fiscal year ended June 30,

2001, primarily as a result of the Company's exit from the medical tape business and the sale of the assets of the conductive products division.

GROSS PROFIT

         The Company's gross profit was $4,373,603 for the fiscal year ended June 30, 2001, up from $3,860,446 for the fiscal year ended June 30, 2000. As a percentage of total net sales, gross profit was 29.2% and 28.8% for the fiscal years ended June 30, 2001 and 2000. Gross profit for the fiscal year ended June 30, 2001 increased 13.3% from the prior year. The increase in gross profit for the fiscal year ended June 30, 2001 resulted primarily from increased total net sales. The slight decrease in the gross profit percentage for the year resulted primarily from the Company's entering into a manufacturing and supply agreement with the buyer of the assets of the conductive products division to continue to manufacture and supply the buyer certain conductive products at the Company's cost.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses totaled $3,332,935 or 22.2% of net total sales for the fiscal year ended June 30, 2001, compared to $2,420,457 or 18.0% of total net sales for the fiscal year ended June 30, 2000. The increase for the fiscal year ended June 30, 2001 was primarily due to an increase of $697,000 in media advertising expense related to an ad campaign for TheraPatch Anti-Itch for Kids.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $2,9553,862 or 19.7% of total net sales for the fiscal year ended June 30, 2001, compared to $2,593,590 or 19.3% of total net sales for the fiscal year ended June 30, 2000. The increase for the fiscal year ended June 30, 2001 was primarily due to an increase of $270,000 in payroll related expenses and employment fees related to the hiring of a new chief financial officer.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses totaled $918,669 or 6.1% of total net sales for the fiscal year ended June 30, 2001, compared to $1,091,896 or 8.1% of total net sales for the fiscal year ended June 30, 2000. The decrease for the fiscal year ended June 30, 2001 primarily resulted from a decrease of $60,000 in test-run production costs and activity due to exiting the conductive products and medical tape businesses.

OTHER INCOME AND EXPENSE

         Interest expense totaled $151,272 for the fiscal year ended June 30, 2001, compared to $35,405 for the fiscal year ended June 30, 2000. The increase for the fiscal year ended June 30, 2001 was primarily due to interest expense associated with increased borrowings on the line of credit and interest expense associated with the mortgage agreement. Gain on disposition of assets totaled $4,622,210 for the fiscal year ended June 30, 2001 due to the sale of the conductive business assets and the disposition of the medical tape equipment. There was no gain on disposition of assets for the fiscal year ended June 30, 2000. Other income decreased to $16,176 for the fiscal year ended June 30, 2001 from $27,692 for the fiscal year ended June 30, 2000, primarily due to decreased interest income as a result of lower cash and cash equivalent balances.

INCOME TAXES

         The Company recorded an income tax expense for the fiscal year ended June 30, 2001 of $48,000 and an income tax benefit for the fiscal year ended June 30, 2000 of $38,934. The income tax expense for the fiscal year ended June 30, 2001 resulted from an alternative minimum tax liability after offsetting regular taxable income against prior years net operating loss carry forwards. The income tax benefit for the fiscal year ended June 30, 2000 resulted primarily from the refund of taxes previously paid by the Company's foreign sales corporation. The foreign sales corporation was dissolved during the fiscal year ended June 30, 2000. There was no income tax benefit recorded during the fiscal year ended June

30, 2000 related to the loss before income taxes since the tax benefit may not be realizable by the Company.

OPERATIONS SUMMARY

         The net earnings for the fiscal year ended June 30, 2001 resulted primarily from the gain on the sale of the assets of the conductive products division, which was partially offset by a non-recurring restructuring charge. The restructuring charge consisted primarily of future rental payments for a leased facility, separation costs and other costs associated with the winding-down of conductive business activity. Excluding the gain and restructuring charge, the Company incurred a comparable net loss in the fiscal year ended June 30, 2000. The net loss excluding the gain and restructuring charge for the fiscal year ended June 30, 2001 resulted primarily from an increase in advertising expenses associated with retail sales of the Company's TheraPatch products, which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume. The net loss for the fiscal year ended June 30, 2000 resulted primarily from increased sales and marketing expenses and charges related to the plan to exit the medical tape business, which more than offset an increase in gross profit. The increase in gross profit resulted from increased sales volume and a shift in the sales mix toward higher-margin therapeutic consumer products.

EFFECT OF INFLATION

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $753,617 to $671,588 at December 31, 2002 from $1,425,205 at December 31, 2001. This decrease was primarily due to the net loss for the 12-month period ended December 31, 2002 of $2,602,781. The accounts receivable balance decreased by $458,316 to $286,904 primarily due to the prepayment program entered into with Novartis during fiscal 2002. Inventories decreased by $516,754 to $1,010,789 primarily due to lower inventory levels required for current production levels.

         Working capital totaled negative $1,058,534 at December 31, 2002, compared to positive $1,106,202 at December 31, 2001. The Company's current ratio was negative.7 at December 31, 2002, compared to 1.4 at December 31, 2001.

         Capital spending for equipment totaled $21,070 for the fiscal year ended December 31, 2002. There were no material commitments for capital expenditures at December 31, 2002. Net property, plant and equipment decreased by $511,853 to $1,750,241 at December 31, 2002 from $2,262,094 at December 31,
2001, reflecting the excess of depreciation expense over capital spending.

         Accounts payable decreased by $40,713 to $587,650 at December 31, 2002 from $628,363 at December 31, 2001, primarily due to decreased payables related to decreased manufacturing production as well as a decrease in the average number of days outstanding before payment.

         During the fiscal year ended December 31, 2002, the Company entered into an agreement with Novartis Corporation to have them advance monies 60 days prior to shipment against open orders. At December 31, 2002, the amount owed under product prepayment advances was $264,655. In exchange for this product prepayment program, the Company agreed to pledge substantially all of its assets to secure its obligations under the program as well as $220,000 payable to Novartis. In addition, the Company granted Novartis a nonexclusive license to produce its hydrogel patches in the event that the Company defaults in its obligation to supply patches to Novartis.

         During the year ended December 31, 2001, the Company entered into a mortgage agreement with gross proceeds of $820,000. On February 25, 2003, this mortgage was transferred to a third party in connection with the sale of the Company's Minnetonka, Minnesota facility. The Company is leasing back the building from the purchaser at no cost for the first 12 months of the agreement. Shareholders' equity decreased by $2,573,400 to $966,799 as of December 31, 2002 from $3,540,199 as of December 31, 2001, primarily due to the net loss incurred during the fiscal year ended December 31, 2002.

         Management expects the Company to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. The Company's existing cash and cash equivalents will be insufficient to fund operations through 2003. Management is exploring options for additional capital. Such funding could come in the form of equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to further delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential markets or which otherwise may be materially unfavorable to us. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations.

CRITICAL ACCOUNTING POLICIES

         Management believe the Company has not adopted any critical accounting policies that, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the years ended December 31, 2002 and 2001.

Critical accounting policies are as follows:

Revenue Recognition

     For domestic sales, revenue is recognized when the product has been shipped and accepted by the customer and collection is probable. For international sales, revenue is recognized when the product is received by the customer and collection is probable.

Patents and Trademarks

     Patents and trademarks consist primarily of the cost of applying for patents and trademarks and are amortized on a straight-line basis over the estimated useful life of the asset, which is generally five years.

          Amortized intangible assets consist of the following:

                          December 31, 2002              December 31, 2001
                   -----------------------------   -----------------------------
                   Gross carrying   Accumulated    Gross carrying   Accumulated
                       amount       amortization       amount       amortization
                   --------------   ------------   --------------   ------------
Patents              $1,576,583      $1,309,223      $1,494,003      $1,223,859
Trademarks               29,119          10,617          30,697           3,768
                     ----------      ----------      ----------      ----------
                     $1,605,702      $1,319,840      $1,524,700      $1,227,627
                     ==========      ==========      ==========      ==========

     Amortization expense of amortized intangible assets totaled $92,213 for the fiscal year ended December 31, 2002, $37,840 for the six months ended December 31, 2001, and $68,104 and $139,174 for the fiscal years ended June 30, 2001 and 2000. At December 31, 2002, amortization expense for the succeeding years is expected to be as follows:

          Years ended December 31:

2003          $100,027
2004            87,743
2005            78,326
2006            11,766
2007             8,000

     The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. Projected discounted cash flows are used when reviewing these assets.

Accounts Receivable

     The Company grants credit to customers in the normal course of business, but it generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluation of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management expectations.

Advertising

     The Company expenses the cost of advertising as incurred, except for the cost of television commercials, which are expensed as the commercials are broadcast. Advertising expense totaled approximately $231,000 for the fiscal year ended December 31, 2002, $682,000 for the six months ended December 31, 2001 and $1,233,000 and $536,000 for the fiscal years ended June 30, 2001 and 2000.

Research and Development

     Research and development costs are expensed as incurred.

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.01 to this from 10-K for the fiscal year ended December 31, 2002.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and the Company does not anticipate investing in such instruments in the future. Transactions with international customers are entered into in U.S. dollars with the exception of TheraPatch sales to Canadian customers, thereby precluding the need for foreign currency hedges. Canadian sales have not been material. Additionally, the Company invests in money market funds that experience minimal volatility. Thus, the exposure to market risk is not material.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The balance sheets of the Company as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002, for the six months ended December 31, 2001, and for each of the two years in the period ended June 30, 2001, and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants.

                                    CONTENTS

                                                                                                               Page
                                                                                                               ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................................................       21

FINANCIAL STATEMENTS

   BALANCE SHEETS........................................................................................       22

   STATEMENTS OF OPERATIONS..............................................................................       24

   STATEMENTS OF SHAREHOLDERS' EQUITY....................................................................       25

   STATEMENTS OF CASH FLOWS..............................................................................       26

   NOTES TO FINANCIAL STATEMENTS.........................................................................       28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
LecTec Corporation

                  We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002, for the six months ended December 31, 2001, and for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, for the six months ended December 31, 2001, and for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B, the Company has recurring negative cash flows from operations, net losses, and has a working capital deficiency at December 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  We have also audited Schedule II of LecTec Corporation for the year ended December 31, 2002, for the six months ended December 31, 2001, and for each of the two years in the period ended June 30, 2001. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

                                             /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 19, 2003

                               LecTec CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                          2002           2001
                                                       ----------     ----------
                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $  671,588     $1,425,205
   Receivables
     Trade, net of allowances of $80,655 and
        $99,009 at December 31, 2002 and 2001             286,904        745,220
     Other                                                 31,992         60,334
   Inventories                                          1,010,789      1,527,543
   Prepaid expenses and other                             112,831        290,401
                                                       ----------     ----------

                Total current assets                    2,114,104      4,048,703

PROPERTY, PLANT AND EQUIPMENT
   Land                                                   247,731        247,731
   Building and improvements                            1,973,386      1,971,031
   Equipment                                            4,544,698      4,533,719
   Furniture and fixtures                                 414,857        414,857
                                                       ----------     ----------
                                                        7,180,672      7,167,338
   Less accumulated depreciation                        5,430,431      4,905,244
                                                       ----------     ----------
                                                        1,750,241      2,262,094

OTHER ASSETS
   Patents and trademarks                                 285,862        297,073
                                                       ----------     ----------

                                                       $4,150,207     $6,607,870
                                                       ==========     ==========

The accompanying notes are an integral part of these statements.

                LIABILITIES AND
                   SHAREHOLDERS' EQUITY                       2002            2001
                                                          ------------    ------------
CURRENT LIABILITIES
   Current maturities of long-term obligations            $  1,154,404    $    938,800
   Accounts payable                                            587,650         628,363
   Accrued expenses
     Payroll related                                           181,984         349,885
     Retail support programs                                   125,894         328,133
     Reserve for sales returns and credits                     312,378         257,716
     Restructuring charges                                          --         105,232
     Other                                                     160,255         259,372
   Customer deposits                                           650,073          75,000
                                                          ------------    ------------

                Total current liabilities                    3,172,638       2,942,501

LONG-TERM OBLIGATIONS, less current maturities                  10,770         125,170

COMMITMENTS AND CONTINGENCIES                                        -               -

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 3,966,395 and 3,940,920 shares issued
      and outstanding at December 31, 2002 and 2001             39,664          39,409
   Additional contributed capital                           11,389,678      11,360,552
   Accumulated deficit                                     (10,462,543)     (7,859,762)
                                                          ------------    ------------
                                                               966,799       3,540,199
                                                          ------------    ------------

                                                          $  4,150,207    $  6,607,870
                                                          ============    ============

The accompanying notes are an integral part of these statements.

                               LecTec CORPORATION

                            STATEMENTS OF OPERATIONS

                                                       Six months             Years ended
                                       Year ended        ended                  June 30,
                                      December 31,    December 31,    ----------------------------
                                          2002            2001            2001            2000
                                      ------------    ------------    ------------    ------------
Net sales                             $  6,852,091    $  4,537,691    $ 14,957,209    $ 13,416,098
Cost of goods sold                       5,212,433       3,654,728      10,583,606       9,555,652
                                      ------------    ------------    ------------    ------------

         Gross profit                    1,639,658         882,963       4,373,603       3,860,446

Operating expenses
   Sales and marketing                   1,413,503       1,703,988       3,332,935       2,420,457
   General and administrative            2,226,518       1,270,614       2,953,862       2,593,590
   Research and development                491,515         465,817         918,669       1,091,896
   Restructuring charge                          -               -         303,759               -
   Medical tape asset impairment                 -               -               -         645,000
                                      ------------    ------------    ------------    ------------
                                         4,131,536       3,440,419       7,509,225       6,750,943
                                      ------------    ------------    ------------    ------------

         Loss from operations           (2,491,878)     (2,557,456)     (3,135,622)     (2,890,497)

Other income (expenses)
   Interest expense                       (141,674)        (67,558)       (151,272)        (35,405)
   Gain on disposition of assets                 -               -       4,662,210               -
   Other, net                                5,298          45,996          16,176          27,692
                                      ------------    ------------    ------------    ------------

Earnings (loss) before income taxes     (2,628,254)     (2,579,018)      1,391,492      (2,898,210)

Income taxes (benefit)                     (25,473)        (16,098)         48,000         (38,934)
                                      ------------    ------------    ------------    ------------

         Net earnings (loss)          $ (2,602,781)   $ (2,562,920)   $  1,343,492    $ (2,859,276)
                                      ============    ============    ============    ============

Net earnings (loss) per share
   Basic                              $      (0.66)   $      (0.65)   $       0.34    $      (0.74)
   Diluted                            $      (0.66)   $      (0.65)   $       0.34    $      (0.74)

Weighted average shares outstanding
   Basic                                 3,957,445       3,925,608       3,911,577       3,885,911
   Diluted                               3,957,445       3,925,608       3,925,851       3,885,911

The accompanying notes are an integral part of these statements.

                               LecTec CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Additional
                                                             Common stock          Additional       other
                                                   ----------------------------   contributed    comprehensive
                                                      Shares          Amount        capital       gain (loss)
                                                   ------------    ------------   ------------   ------------
Balance at June 30, 1999                              3,876,476    $     38,765   $ 11,262,654   $    (11,841)

   Common shares issued upon exercise of options            500               5          1,295              -

   Common shares issued in connection with the
     employee stock purchase plan                        27,489             275         52,311              -

   Net loss                                                   -               -              -              -

   Unrealized gain on securities available-for-sale           -               -              -         16,686
                                                                                  ------------   ------------
Comprehensive loss

Balance at June 30, 2000                              3,904,465          39,045     11,316,260          4,845

   Realized loss on securities available for sale             -               -              -         (4,845)

   Common shares issued in connection with the
     employee stock purchase plan                        17,919             179         27,906              -

   Net earnings                                               -               -              -              -
                                                                                  ------------   ------------
Comprehensive earnings

Balance at June 30, 2001                              3,922,384          39,224     11,344,166              -

   Common shares issued in connection with the
     employee stock purchase plan                        18,536             185         16,386              -

   Net loss                                                   -               -              -              -
                                                                                  ------------   ------------
Comprehensive loss

Balance at December 31, 2001                          3,940,920          39,409     11,360,552              -

   Common shares issued in connection with the
     employee stock purchase plan                         3,817              38          2,234              -

   Common shares issued in payment of employee
     compensation                                         9,000              90          8,010              -

   Common shares issued in payment of
     consulting services received                        12,658             127         18,882              -

   Net loss                                                   -               -              -              -
                                                                                  ------------   ------------
Comprehensive loss

Balance at December 31, 2002                          3,966,395    $     39,664   $ 11,389,678   $          -
                                                   ============   ============   ============    ============


                                                                      Comprehensive
                                                       Accumulated       earnings
                                                         deficit         (loss)
                                                      ------------    ------------
Balance at June 30, 1999                              $ (3,781,058)

   Common shares issued upon exercise of options                 -

   Common shares issued in connection with the
     employee stock purchase plan                                -

   Net loss                                             (2,859,276)   $ (2,859,276)

   Unrealized gain on securities available-for-sale              -          16,686
                                                      ------------    ------------

Comprehensive loss                                                    $ (2,842,590)
                                                                      ============
Balance at June 30, 2000                                (6,640,334)

   Realized loss on securities available for sale                -

   Common shares issued in connection with the
     employee stock purchase plan                                -

   Net earnings                                          1,343,492    $  1,343,492
                                                      ------------    ------------
Comprehensive earnings                                                $  1,343,492
                                                                      ============
Balance at June 30, 2001                                (5,296,842)

   Common shares issued in connection with the
     employee stock purchase plan                                -

   Net loss                                             (2,562,920)   $ (2,562,920)
                                                      ------------    ------------

Comprehensive loss                                                    $ (2,562,920)
                                                                      ============

Balance at December 31, 2001                            (7,859,762)

   Common shares issued in connection with the
     employee stock purchase plan                                -

   Common shares issued in payment of employee
     compensation                                                -

   Common shares issued in payment of
     consulting services received                                -

   Net loss                                             (2,602,781)   $ (2,602,781)
                                                      ------------    ------------

Comprehensive loss                                                    $ (2,602,781)
                                                                      ============

Balance at December 31, 2002                          $(10,462,543)
                                                      ============

The accompanying notes are an integral part of these statements.

                               LecTec CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                          Six months            Years ended
                                                                            Year ended       ended                June 30,
                                                                           December 31,   December 31    --------------------------
                                                                               2002          2001            2001           2000
                                                                           -----------    -----------    -----------    -----------
Cash flows from operating activities:
 Net earnings (loss)                                                       $(2,602,781)   $(2,562,920)   $ 1,343,492    $(2,859,276)
 Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Common stock issued in payment of employee compensation and
       consulting services received                                             27,109              -              -              -
     Medical tape asset impairment and inventory write-down                          -              -              -        730,000
     Gain on disposition of assets                                                   -              -     (4,662,210)             -
     Restructuring charge                                                            -              -        274,698              -
     Depreciation and amortization                                             625,136        292,820        521,276        908,024
     Deferred income taxes                                                           -              -              -        157,000
       Changes in operating assets and liabilities, net of dispositions:
            Trade and other receivables                                        486,658      1,343,479       (626,039)      (479,814)
            Inventories                                                        516,754        524,395       (177,646)      (336,162)
            Prepaid expenses and other                                         177,570          4,036        (73,923)       (45,840)
            Accounts payable                                                   (40,713)      (547,365)      (103,675)       265,643
            Accrued expenses                                                  (519,827)    (1,003,026)       665,905        228,566
            Customer deposits                                                  575,073              -        (85,000)       160,000
                                                                           -----------    -----------    -----------    -----------
     Net cash used in operating activities                                    (755,021)    (1,948,581)    (2,923,122)    (1,271,859)

Cash flows from investing activities:
 Purchase of property, plant and equipment                                     (21,070)       (94,580)      (371,906)      (424,448)
 Investment in patents and trademarks                                          (81,002)       (90,964)      (141,215)      (138,553)
 Net proceeds from disposition of assets                                             -              -      6,666,988              -
 Proceeds from the sale of investments                                               -              -         11,076              -
                                                                           -----------    -----------    -----------    -----------
         Net cash provided by (used in) investing activities                  (102,072)      (185,544)     6,164,943       (563,001)

Cash flows from financing activities:
 Proceeds from the issuance of common stock                                      2,272         16,571         28,085         53,586
 Net borrowings (repayments) on note payable                                         -              -       (837,542)       837,542
 Proceeds from borrowing on long-term obligations                              220,000        187,832        867,703         33,649
 Repayment of long-term obligations                                           (118,796)       (21,796)       (23,515)       (11,771)
                                                                           -----------    -----------    -----------    -----------
     Net cash provided by financing activities                                 103,476        182,607         34,731        913,006
                                                                           -----------    -----------    -----------    -----------
     Net increase (decrease) in cash and cash equivalents                     (753,617)    (1,951,518)     3,276,552       (921,854)

Cash and cash equivalents - beginning                                         1,425,205      3,376,723        100,171     1,022,025
                                                                            -----------    -----------    -----------    -----------
Cash and cash equivalents - ending                                          $   671,588    $ 1,425,205    $ 3,376,723   $   100,171
                                                                            ===========    ===========    ===========   ===========

The accompanying notes are an integral part of these statements.

                               LecTec CORPORATION

                                                                                          Six months            Years ended
                                                                            Year ended       ended                June 30,
                                                                           December 31,   December 31    --------------------------
                                                                               2002          2001            2001           2000
                                                                           -----------    -----------    -----------    -----------
Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                                  $   136,589    $    57,600    $   161,664    $    28,085

   Cash paid during the year for income taxes                              $         -    $    56,000    $     2,000    $         -

The accompanying notes are an integral part of these statements.

                               LecTec CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LecTec Corporation (the "Company") is primarily engaged in the research, design, manufacture and sale of therapeutic consumer products. The Company's customers are located throughout the United States as well as Canada and Asia. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         Cash and Cash Equivalents

         The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. At times, cash and cash equivalents may be in excess of insurance limits.

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

         Inventories

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                               December 31,
                        -------------------------
                           2002           2001
                        ----------     ----------
Raw materials           $  716,957     $1,159,685
Work in process             24,294          5,198
Finished goods             269,538        362,660
                        ----------     ----------

                        $1,010,789     $1,527,543
                        ==========     ==========

                               LecTec CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Amortized intangible assets consist of the following:

                                               December 31, 2002               December 31, 2001
                                         -----------------------------   -----------------------------
                                         Gross carrying    Accumulated   Gross carrying    Accumulated
                                             amount       amortization       amount       amortization
                                         --------------   ------------   ------------     ------------
Patents                                    $1,576,583      $1,309,223      $1,494,003      $1,223,859
Trademarks                                     29,119          10,617          30,697           3,768
                                           ----------      ----------      ----------      ----------

                                           $1,605,702      $1,319,840      $1,524,700      $1,227,627
                                           ==========      ==========      ==========      ==========

     Amortization expense of amortized intangible assets totaled $92,213 for the year ended December 31, 2002, $37,840 for the six months ended December 31, 2001, and $68,104 and $139,174 for the years ended June 30, 2001 and 2000.
     At December 31, 2002, amortization expense for the succeeding years is expected to be as follows:


Years ended December 31:
2003                                                        $100,027
2004                                                          87,743
2005                                                          78,326
2006                                                          11,766
2007                                                           8,000

     The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. Projected discounted cash flows are used when reviewing these assets.

     Revenue Recognition

     For domestic sales, revenue is recognized when the product has been shipped and accepted by the customer and collection is probable. For international sales, revenue is recognized when the product is received by the customer and collection is probable.

                               LecTec CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Advertising

     The Company expenses the cost of advertising as incurred, except for the cost of television commercials which are expensed as the commercials are broadcast. Advertising expense totaled approximately $231,000 for the year ended December 31, 2002, $682,000 for the six months ended December 31, 2001 and $1,233,000 and $536,000 for the years ended June 30, 2001 and 2000.

     Research and Development

     Research and development costs are expensed as incurred.

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

     Common stock options and warrants to purchase 1,209,790, 1,203,763, 1,044,129, and 1,048,205 shares of common stock with a weighted average exercise price of $3.40, $4.75, $5.39, and $6.07 were outstanding during the year ended December 31, 2002, the six months ended December 31, 2001 and the years ended June 30, 2001 and 2000, but were excluded because they were anti-dilutive.

     Stock Based Compensation

     The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net earnings (loss), for the year ended December 31, 2002, the six months ended December 31, 2001, and the years ended June 30, 2001 and 2000. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation:

                                                           Six months              Years ended
                                          Year ended         ended                   June 30,
                                         December 31,     December 31,    ------------------------------
                                             2002            2001              2001            2000
                                        -------------    -------------    -------------    -------------
Net earnings (loss), as reported        $  (2,602,781)   $  (2,562,920)   $   1,343,492    $  (2,859,276)
Less: compensation expense determined
  under the fair value method                (259,089)        (190,000)        (470,313)        (588,105)
                                        -------------    -------------    -------------    -------------
Pro-forma net earnings (loss)           $  (2,861,870)   $  (2,752,920)   $     873,179    $  (3,447,381)
                                        =============    =============    =============    =============
Net earnings (loss) per share:
  Basic, as reported                    $       (0.66)   $       (0.65)   $        0.34    $       (0.74)
  Basic, pro-forma                      $       (0.72)   $       (0.70)   $        0.22    $       (0.89)

  Diluted, as reported                  $       (0.66)   $       (0.65)   $        0.34    $       (0.74)
  Diluted, pro-forma                    $       (0.72)   $       (0.70)   $        0.22    $       (0.89)

     The pro-forma information above should be read in conjunction with the related historical information.

                               LecTec CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     The weighted average fair value of options granted during the year ended December 31, 2002, the six months ending December 31, 2001 and the years ending June 30, 2001 and 2000 was $0.63, $1.29, $1.52 and $1.84,
     respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the year ended December 31, 2002, the six months ending December 31, 2001 and the years ending June 30, 2001 and 2000; zero dividend yield, expected volatility of 121%, 95%, 96% and 74%, risk-free interest rate of 3.13%, 4.18%, 4.97% and
     6.53% and expected lives of 4.0 years.

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

     Reclassifications

     Certain amounts for the six months ending December 31, 2001, and the years ending June 30, 2001 and 2000 have been reclassified to conform to the presentation used in the year ended December 31, 2002.

NOTE B - LIQUIDITY AND GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring negative cash flows from operations and net losses resulting in an accumulated deficit of $10,462,543 as of December 31, 2002 and, as of that date, the Company's current liabilities exceeded its current assets by $1,058,534.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon profitable operations of the Company and access to working capital financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future.

                               LecTec CORPORATION

NOTE B - LIQUIDITY AND GOING CONCERN - Continued

     At December 31, 2002, the Company's cash resources and available borrowings are insufficient to fund operations for the next 12 months without additional borrowings or equity capital. These factors raise substantial doubt about its ability to continue as a going concern.

     Management currently is exploring available options for additional capital including borrowings secured by otherwise unencumbered assets or private issuances of common stock. However, there is no assurance that such funds will be available on terms acceptable to the Company. If the Company is not successful in obtaining additional funding it may not be able to continue as a going concern.

NOTE C - CHANGE IN YEAR END

     Effective September 5, 2001, the Company changed its year end to December 31 from June 30. The following unaudited condensed information presents the six month period ended December 31, 2000 and is presented for comparative purposes to the six month period ended December 31, 2001, which is included in the financial statements.

                  STATEMENT OF OPERATIONS

                                           Six months ended
                                           December 31, 2000
                                           -----------------
Net sales                                    $ 7,796,791
Cost of goods sold                             5,277,095
                                             -----------

  Gross profit                                 2,519,696

Operating expenses                             3,722,892
                                             -----------

  Loss from operations                        (1,203,196)

Other expense, net                               (86,701)
                                             -----------

  Loss before income taxes                    (1,289,897)

Income taxes                                           -
                                             -----------

  Net loss                                   $(1,289,897)
                                             ===========

                  STATEMENT OF CASH FLOWS

                                            Six months ended
                                           December 31, 2000
                                           -----------------
Cash flows from operating activities           $ 112,252

Cash flows from investing activities:
   Purchase of property and equipment           (183,651)
   Investment in patents and trademarks          (85,789)
   Proceeds from the sale of investments          11,076
                                               ---------

     Net cash used in investing
        activities                              (258,364)

Cash flows from financing activities:
   Issuance of common stock                       16,681
   Net repayments on note payable               (494,217)
   Proceeds from borrowing on
      long-term obligations                      820,000
   Repayment of long-term
      obligations                                (10,903)
                                               ---------

     Net cash provided by financing
        activities                               331,561
                                               ---------

     Net increase in cash and cash
        equivalents                              185,449

Cash and cash equivalents at
   beginning of period                           100,171
                                               ---------

Cash and cash equivalents at
   end of period                               $ 285,620
                                               =========

                               LecTec CORPORATION

NOTE D - NOTE PAYABLE TO BANK

     The Company maintained a secured line of credit with maximum borrowings of $2,000,000 which was terminated in August 2002. Interest was computed at the prime rate plus 3% and included an annual interest charge for each year of the agreement ($50,000, $80,000 and $95,000 for the years ended November 22, 2002, 2001 and 2000). There were no borrowings outstanding on the line of credit at December 31, 2001.

NOTE E - LONG-TERM OBLIGATIONS

     Long-term debt consists of the following:

                                                     December 31,
                                           -----------------------------
                                              2002                2001
                                           ----------          ---------
Mortgage note payable (a)                   $ 820,000          $ 820,000
Promissory note payable (b)                   220,000                  -
Capital lease obligations (c)                 125,174            243,970
                                            ---------          ---------
                                            1,165,174          1,063,970
Less current maturities                     1,154,404            938,800
                                            ---------          ---------

                                            $  10,770          $ 125,170
                                            =========          =========

Scheduled maturities of long-term obligations are as follows:

Years ending December 31:
2003                    $ 1,154,404
2004                          8,245
2005                          2,525
                        -----------

                        $ 1,165,174
                        ===========

(a) The Company had a mortgage note payable to a bank. The principal balance was due in December 2002 and was extended until April 2003. Monthly interest payments were computed at the prime rate plus 5.0% (effective rate of 9.25% and 9.75% at December 31, 2002 and 2001). The mortgage was collateralized by the Company's real property. In February 2003, the Company sold their Minnetonka facility and repaid the mortgage (see note
     O).

(b) In May 2002, the Company entered into a $220,000 promissory note with a major customer. The principal balance of the note is due in December 2003. Interest payments are due monthly and are computed at the prime rate plus 2.0% (effective rate of 6.25% at December 31, 2002). The promissory note is collateralized by substantially all of the Company's assets.

(c) Capital lease obligations are due in various monthly installments up to $8,406, including interest up to 19.1% through June 2005, and are collateralized by equipment.

                               LecTec CORPORATION

NOTE F - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company conducts portions of its operations in a leased facility that expires June 30, 2003. The lease provides for payment of a portion of taxes and other operating expenses by the Company. The Company also leases various equipment under operating leases which run through June, 2005. Total rent expense for operating leases was $261,899 for the year ended December 31, 2002, $98,215 for the six months ended December 31, 2001, and $265,595 and $260,481 for the years ended June 30, 2001 and 2000.

     Future minimum lease commitments under operating leases are as follows:

Years ending December 31:
2003                   $173,507
2004                     33,778
2005                     16,940

     Employee Benefit Plan

     The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees. The plan allows Company matches of 50% of employee contributions up to 5% of a participant's compensation. The Company suspended its matching contributions in early 2002. The Company's contributions under this plan were $3,874 for the year ended December 31, 2002, $35,561 for the six months ended December 31, 2001 and $86,750 and $81,474 for the years ended June 30, 2001 and 2000. The Company may also make a discretionary contribution. No discretionary contributions were made for the year ended December 31, 2002, the six months ended December 31, 2001 or each of the years ended June 30, 2001 and 2000.

     Legal Proceedings

     The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

NOTE G - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                              Six months            Years ended
              Year ended        ended                 June 30,
              December 31,    December 31,    ------------------------
                 2002            2001            2001          2000
              ------------    ------------    ---------     ----------
Current         $(25,473)       $(16,098)       $48,000      $(195,934)
Deferred               -               -              -        157,000
                --------        --------        -------      ---------

                $(25,473)       $(16,098)       $48,000     $  (38,934)
                ========        ========        =======     ==========

                               LecTec CORPORATION

     Differences between income tax expense (benefit) and the statutory federal income tax rate are as follows:

                                                              Six months            Years ended
                                              Year ended        ended                 June 30,
                                              December 31,    December 31,    ------------------------
                                                 2002            2001            2001          2000
                                              ------------    ------------    ---------     ----------
Federal statutory income tax rate                (34.0)%         (34.0)%         34.0%        (34.0)%
State income taxes, net of federal effect            -              .1             .1            .1
Change in valuation allowance                     33.7            42.0          (35.4)         33.6
Other                                             (0.7)           (8.7)           4.8          (1.0)
                                                 -----           -----          -----         -----

                                                  (1.0)%           (.6)%          3.5%         (1.3)%
                                                 =====           =====          =====         =====

     Deferred tax assets and liabilities consists of the following:

                                                                December 31,
                                                         -------------------------
                                                            2002           2001
                                                         ----------     ----------
Current assets:
  Inventories                                            $  107,700     $   79,200
  Vacation pay                                               37,500         63,300
  Restructuring accrual                                           -         48,300
  Other                                                     141,500        120,500
                                                         ----------     ----------

           Net current asset                                286,700        311,300

Long-term assets (liabilities):
  Net operating loss carryforwards                        3,752,900      2,788,300
  Tax credit carryforwards                                  294,300        316,300
  Tax depreciation in excess of book depreciation           (62,300)       (83,200)
  Charitable contribution carryforwards                      14,300         14,300
  Other                                                      47,400         68,300
                                                         ----------        -------

           Net long-term asset                            4,046,600      3,104,000
                                                         ----------     ----------

           Net deferred tax asset                         4,333,300      3,415,300
           Less valuation allowance                      (4,333,300)    (3,415,300)
                                                         ----------     ----------

           Net deferred tax asset                        $        -     $        -
                                                         ==========     ==========

                               LecTec CORPORATION

     At December 31, 2002, the Company has available net operating loss carryforwards of approximately $11,000,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2007. A valuation allowance has been recorded for these net operating loss carryforwards and all other deferred tax assets as they may not be realizable. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized.

NOTE H - EQUITY TRANSACTIONS

     Employee Stock Purchase Plan

     The Company's employee stock purchase plan, allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan and a total of 117,092 shares are available at December 31, 2002 for issuance under the plan. The Company issued 3,817, 18,536, 17,919, and 27,489 shares in connection with purchases by employees for $2,272, $16,571, $28,085, and $52,586 for the year ended December 31, 2002, six months ended December 31, 2001 and the years ended June 30, 2001 and 2000.

     Stock Options and Warrants

     The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 788,123 shares of common stock are available for grants of options under the plans at December 31, 2002. Options under the Company's plans are granted at fair market value and expire at five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after three to four years.

                               LecTec CORPORATION

     A summary of the Company's stock option transactions is as follows:

                                                               Weighted average
                                         Number of shares       exercise price
                                         ----------------      ----------------
Outstanding at July 1, 1999                 1,133,826                $6.48
  Granted                                     115,000                 3.04
  Exercised                                      (500)                2.00
  Canceled                                   (221,704)                8.44
                                            ---------

Outstanding at June 30, 2000                1,026,622                 5.68
  Granted                                     285,000                 2.20
  Exercised                                         -                    -
  Canceled                                   (176,007)                5.23
                                            ---------

Outstanding at June 30, 2001                1,135,615                 4.87
  Granted                                     109,000                 1.82
  Exercised                                         -                    -
  Canceled                                       (167)                2.94
                                            ---------

Outstanding at December 31, 2001            1,244,448                 4.60
  Granted                                      43,500                  .85
  Exercised                                         -                    -
  Canceled                                   (107,806)                3.11
                                            ---------

Outstanding at December 31, 2002            1,180,142                $2.06
                                            =========

     A total of 913,358, 754,709, 716,667 and 604,971 options were exercisable at December 31, 2002 and 2001 and June 30, 2001 and 2000, respectively, with a weighted average exercise price of $2.38, $6.02, $5.93, and $6.54, respectively.

     On July 1, 2002, 803,958 options outstanding with a weighted average grant price of $4.54 per share were repriced to $0.81 per share. At December 31, 2002, 575,714 of these options were exercisable. No compensation expense was recorded by the Company in connection with the repricing, as the exercise price exceeded the market price on the date of the repricing. At December 31, 2002 the exercise price of the repriced options exceeded the market price for the Company's common stock and no compensation expense is required to be recorded.

                               LecTec CORPORATION

     The following information applies to grants that are outstanding at December 31, 2002:

                                 Options outstanding                    Options exercisable
                      -----------------------------------------      ------------------------
                                        Weighted       Weighted                      Weighted
                                        average         average                      average
   Range of             Number         remaining       exercise         Number       exercise
exercise prices       outstanding   contractual life     price       exercisable       price
---------------       -----------   ----------------   --------      -----------     --------
$0.81                   807,668         2.8 years       $0.81          576,214         $0.81
$1.75 - $ 2.00          131,167         2.9 years        1.95           97,171          1.97
$2.75 - $ 3.63           72,700         2.1 years        2.96           71,366          2.97
$5.00 - $ 6.63           80,000         4.5 years        5.85           80,000          5.85
$8.38 - $10.00           88,607         1.9 years        9.44           88,607          9.44
                      ---------

                      1,180,142                                        913,358
                      =========                                        =======

     Stock Repurchase Program

     The Company has a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.4% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. There were no shares repurchased during the year ended December 31, 2002, the six months ending December 31, 2001 and years ended June 30, 2001 and 2000. Since the program's inception, the Company has repurchased 175,650 shares for $543,400.

     Warrants

     The Company has outstanding warrants to an outside party to purchase 12,953 shares of common stock. The warrants are fully exercisable and entitle the holder to purchase common stock at $6.25 per share until November 20, 2004.

NOTE I - SEGMENT INFORMATION

     The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines have similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic

                               LecTec CORPORATION
     decisions. The Company sold its conductive and medical tape product lines during the year ended June 30, 2001, but continued to manufacture conductive products for the buyer through August 2002. Net sales by major product line were as follows:

                                                  Six months               Years ended
                                  Year ended        ended                    June 30,
                                  December 31,    December 31,    -----------------------------
                                     2002            2001             2001             2000
                                  ------------    ------------    ------------     ------------
Conductive products               $   743,181     $ 1,024,336     $  6,563,924     $  7,450,755
Medical tape products                       -               -          127,436        1,927,392
Therapeutic consumer products       6,108,910       3,513,355        8,265,849        4,037,951
                                  -----------     -----------     ------------     ------------

                                  $ 6,852,091     $ 4,537,691     $ 14,957,209     $ 13,416,098
                                  ===========     ===========     ============     ============

     Export sales accounted for approximately 12%, 3%, 8% and 14% of total net sales during the year ended December 31, 2002, the six months ended December 31, 2001, and the years ended June 30, 2001 and 2000. Export sales are attributed to geographic region based upon the location of the customer. The conductive and medical tape product lines were sold during the year ended June 30, 2001 and accounted for all export sales other than to Canada and Asia for the years ended June 30, 2001 and 2000. Gross export sales by geographic area were as follows:

                                                  Six months               Years ended
                                  Year ended        ended                    June 30,
                                  December 31,    December 31,    -----------------------------
                                     2002            2001             2001             2000
                                  ------------    ------------    ------------     ------------
Europe                            $     21,096    $          -    $    815,796     $  1,006,412
Latin America                           85,608               -         139,613          547,904
Asia                                         -          46,512          72,851           46,279
Canada                                 509.537          80,146         215,686          298,884
Middle East                            195,310               -               -           10,272
Other                                        -               -           7,950           25,962
                                  ------------    ------------    ------------     ------------

                                  $    811,551    $    126,658    $  1,251,896     $  1,935,713
                                  ============    ============    ============     ============

                               LecTec CORPORATION

NOTE J - MAJOR CUSTOMERS

     The Company had gross sales greater than 10% to the following customers:

                                             Six months               Years ended
                             Year ended        ended                    June 30,
                             December 31,    December 31,    -----------------------------
                                2002            2001             2001             2000
                             ------------    ------------    ------------     ------------
Customers:
  A                              31%             33%              20%             *
  B                              14%             14%              16%             *
  C                              *               20%              *               *
  D                              *               *                12%             17%

     * Sales were less than 10%.

     Accounts receivable from customer A represented less than 1% and 13% of trade receivables at December 31, 2002 and 2001. There were no accounts receivable from customer B at December 31, 2002 and accounts receivable from customer B represented 19% of trade receivables at December 31, 2001. Management believes that the loss of these two major customers could have a material adverse effect on the Company. The accounts receivable from customer C represented 14% of trade receivables at December 31, 2001. There were no accounts receivable from customer D at December 31, 2002 and 2001 as this conductive products customer no longer generates sales due to the sale of the Company's conductive business assets during the year ended June 30, 2001 (see Note N).

NOTE K - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 141, 142 and 144 did not have a material effect on the financial position or results of operations.

     Effective for the year ending December 31, 2002, the Company adopted SFAS 148, Accounting for Stock-Based Compensation-Transaction and Disclosure. SFAS 148 amends the disclosure and certain transition provisions of statement 123, "Accounting for Stock-Based Compensation." The disclosure requirements of this pronouncement are included in the financial statements for the year ended December 31, 2002.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Retirement Obligations. In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 143, 145, and 146 are effective for the Company on January 1, 2003 and the adoption of these standards is not expected to have a material impact on the financial position or results of operations.

     On January 1, 2002, the Company adopted EITF 00-14, Accounting for Certain Sales Incentives, which requires sales incentives that involve a free product to be classified as cost of goods sold. Pursuant to EITF 00-14 the Company reclassified sample expenses of $24,476, $77,375 and $80,523 from operating expenses to cost of goods sold for the six months ended December 31, 2001, and for the years ended June 31, 2001 and 2000. On January 1, 2002, the Company also adopted EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products, which requires consideration from a vendor to a retailer be

                               LecTec CORPORATION
     classified as a reduction in revenue. Pursuant to EITF 00-25 the Company reclassified cooperative advertising costs and slotting fees of $581,700, $971,623 and $1,180,248 from operating expenses to a reduction in revenue for the six months ended December 31, 2001, and for the years ended June 31, 2001 and 2000.

NOTE L - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         Year ended December 31, 2002
                                                  ---------------------------------------------------------------------
                                                  First quarter     Second quarter     Third quarter     Fourth quarter
                                                  -------------     --------------     -------------     --------------
Net sales                                         $   1,514,495     $    1,583,007     $   2,013,949     $    1,740,640
Gross profit                                            464,858            456,248           583,461            135,091
Net loss                                               (806,981)          (767,603)         (370,461)          (657,736)
Net loss per share
  Basic and diluted                               $       (0.20)    $        (0.19)    $       (0.09)    $        (0.17)

Weighted average common shares outstanding
    Basic and diluted                                 3,950,343          3,954,877         3,957,982          3,966,395

                                                                     Six months ended December 31, 2001
                                                                  ----------------------------------------
                                                                    Quarter ended          Quarter ended
                                                                  September 30, 2001     December 31, 2001
                                                                  ------------------     -----------------
Net sales                                                           $    2,402,908          $   2,134,783
Gross profit                                                               607,951                275,012
Net loss                                                                (1,190,124)            (1,372,796)
Net loss per share
  Basic and diluted                                                 $         (.30)         $        (.35)
Weighted average common shares outstanding
  Basic and diluted                                                      3,922,384              3,928,831

                                                                      Year ended December 31, 2002
                                               -----------------------------------------------------------------------
                                               First quarter     Second quarter     Third quarter*    Fourth quarter**
                                               -------------     --------------     --------------    ----------------
Net sales                                      $   4,018,945     $    3,777,846      $  3,748,560     $    3,411,859
Gross profit                                       1,452,095          1,067,601           982,693            871,213
Net earnings (loss)                                 (597,901)          (691,996)         (543,781)         3,177,171
Net earnings (loss) per share
  Basic                                        $       (0.15)    $        (0.18)     $      (0.14)    $         0.81
  Diluted                                      $       (0.15)    $        (0.18)     $      (0.14)    $         0.80

Weighted average common shares outstanding
    Basic                                          3,904,465          3,908,364         3,915,676          3,917,961
    Diluted                                        3,904,465          3,908,364         3,915,676          3,990,170

* Includes a gain of $103,624 from the disposition of the Medical Tape assets (see note M).

** Includes a gain of $4,558,586 from the sale of the Conductive Business assets and a related restructuring charge of $303,759 (see note N).

                               LecTec CORPORATION

NOTE M - DISPOSITION OF MEDICAL TAPE ASSETS

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

NOTE N - SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

     In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets which were used to produce the Company's conductive products. Net proceeds from the sale were $6,036,988 consisting of the purchase price of $7,268,404 less transaction costs of $1,231,416. The net assets sold as part of the transaction were carried at a cost of $1,478,402. The Company realized a gain on the sale of $4,558,586. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture, and supply to the buyer, certain conductive products for the six months ended December 31, 2001 and a portion of the year ended December 31, 2002. The Company supplied the products at its cost of production through October 31, 2001 and at its cost of production plus 10% until January 31, 2002. Thereafter, the Company supplied the products at normal margins.

     Revenues and cost of goods sold for the medical tape business and conductive business are as follows:

                                                  Six months               Years ended
                                  Year ended        ended                    June 30,
                                  December 31,    December 31,    -----------------------------
                                     2002            2001             2001             2000
                                  ------------    ------------    ------------     ------------
Net sales
  Conductive products             $    743,000    $  1,024,000    $  6,564,000     $  7,451,000
  Medical tape products                      -               -         127,000        1,927,000
                                  ------------    ------------    ------------     ------------
                                       743,000       1,024,000       6,691,000        9,378,000
Cost of good sold
  Conductive products                  529,000       1,019,000       4,940,000        5,230,000
  Medical tape products                      -               -         178,000        2,048,000
                                  ------------    ------------    ------------     ------------
                                       529,000       1,019,000       5,118,000        7,278,000
                                  ------------    ------------    ------------     ------------

Gross profit                      $    214,000    $      5,000    $  1,573,000     $  2,100,000
                                  ============    ============    ============     ============

                               LecTec CORPORATION

     A non-recurring restructuring charge of $303,759 was incurred in the fourth quarter of the year ended June 30, 2001 relating to the sale of the Company's conductive business assets. The restructuring charge consists primarily of future rental payments for a leased facility, separation costs, and other costs associated with the wind-down of conductive business activity. During the six months ended December 31, 2001 and the year ended June 30, 2001, the separation costs include the termination of 23 production and 4 administrative employees. The total restructuring charge decreased the June 30, 2001 net income per basic and diluted share by $.08. The Company completed the restructuring during the fiscal year ended December 31, 2002.

     Selected information regarding the restructuring accrual is as follows:

                                     Separation       Facility        Other
                                       costs           costs          costs         Total
                                     ----------       --------       -------       --------
Accrual at April 1, 2001             $        -       $       -      $     -       $      -
  Restructuring accrual                 111,637         122,702       69,420        303,759
  Payments                               (9,641)              -      (19,420)       (29,061)
                                     ----------       ---------      -------       --------

Accrual at June 30, 2001                101,996         122,702       50,000        274,698
  Payments                              (80,066)        (61,350)     (28,050)      (169,466)
                                     ----------       ---------      -------       --------

Accrual at December 31, 2001             21,930          61,352       21,950        105,232
  Payments                              (29,790)        (61,352)     (14,090)      (105,232)
  Reclassifications                       7,860               -       (7,860)             -
                                     ----------       ---------      -------       --------

Accrual at December 31, 2002         $        -       $       -      $     -       $      -
                                     ==========       =========      =======       ========

NOTE O - SUBSEQUENT EVENT

On February 25, 2003, the Company sold its corporate facility in Minnetonka, Minnesota for an aggregate purchase price of $910,270 and recorded a loss on sale of the building of $52,375. In connection with the sale, the Company entered into a lease of its corporate facility which grants the Company free rent for the 12 months following the sale/leaseback transaction and thereafter extends the lease at a rate based on current market conditions. Also the purchaser received a warrant for the purchase of 200,000 shares of common stock at $0.90 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference. The information required under this item with respect to executive officers is included under the heading "Executive Officers of the Registrant" of Item 1 of this Form 10-K. The information required under this item with respect to officers, directors and persons who beneficially own more than 10% of the Company's common stock will be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required under this item will be included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes, with respect to the Company's equity compensation plans, the number of shares of the Company's common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company's equity compensation plans as of December 31, 2002.

                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                                                 WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE      EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF          OUTSTANDING            (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS        REFLECTED IN THE FIRST
PLAN CATEGORY                       WARRANTS AND RIGHTS             AND RIGHTS                   COLUMN)
----------------------------    ---------------------------     ------------------      -------------------------
Equity compensation plans
approved by security holders             1,066,974                    $2.14                      126,291

Equity compensation plans
not approved by security
holders                                    113,168                    $1.30                      661,832

Total                                    1,180,142                    $2.06                      788,123

LecTec CORPORATION 2001 STOCK OPTION PLAN

         The LecTec Corporation 2001 Stock Option Plan (the "Plan") was designed
(i) to aid in maintaining and developing personnel capable of assuring the future success of the Company and to offer such personnel additional incentives to put forth maximum efforts for the success of the business, and (ii) to afford such personnel an opportunity to acquire a proprietary interest in the Company through stock options. An aggregate of 750,000 shares were authorized for issuance under the Plan pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock grants ("Awards"). The Plan became effective on July 1, 2001 and terminates on July 1, 2011.

         The Plan authorizes the grant of Awards to any employee, consultant or independent contractor providing services to the Company or any affiliate of the Company, except that officers and directors of the Company or the Company's affiliates are not eligible to participate in the Plan. A committee of directors designated by the Company's Board of Directors (the "Committee") is responsible for administering the Plan.

         The exercise price, option term, and time and method of exercise of the stock options granted under the Plan are determined by the Committee. Subject to the terms of the Plan and any applicable agreement, the grant price, term, method of exercise, date of exercise, method of settlement and any other term and condition of any stock appreciation right are determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate. Shares of restricted stock and restricted stock units are subject to such restrictions as the Committee may impose (including, without limitation, a waiver by participants of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate. Any restricted stock granted under the Plan are evidenced by issuance of a stock certificate or certificates, which certificate or certificates are held by the Company. Except as otherwise determined by the Committee, upon a participant's termination of employment during the applicable restriction period, all shares of restricted stock and all restricted stock units held by the participant at such time are forfeited and reacquired by the Company. The Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all-remaining restrictions with respect to shares of restricted stock or restricted stock units. Finally, the Committee is authorized, subject to the terms of the Plan and any applicable award agreement, to grant to eligible persons shares of common stock without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the Plan.

         Certain of the information required under this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item with respect to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2003, and is incorporated herein by reference.

ITEM 14.          CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      Financial Statements, Schedules and Exhibits

         1.       Financial Statements

                  The following financial statements of the Company are filed as a part of this Form 10-K in Part II, Item 8:

                    (i)    Report of Independent Certified Public Accountants.

                   (ii)    Balance Sheets at December 31, 2002 and December 31,
                           2001.

                  (iii) Statements of Operations for the year ended December 31, 2002, six months ended December 31, 2001 and the years ended June 30, 2001 and 2000.

                   (iv) Statements of Shareholders' Equity for the year ended December 31, 2002, six months ended December 31, 2001 and for the years ended June 30, 2001 and 2000.

                    (v) Statements of Cash Flows for the year ended December 31, 2002, six months ended December 31, 2001 and for the years ended June 30, 2001 and 2000.

                   (vi)    Notes to Financial Statements.

         2.       Financial Statement Schedules

                   (i) Schedule II - Valuation and Qualifying Accounts, for the year ended December 31, 2002, for the six months ended December 31, 2001 and for each of the two years in the period ended June 30, 2001

                  (ii) Other Schedules - All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         3.       Exhibits

                                                                                     Method of
                                                                                       Filing
                                                                                     ---------
    3.01    Articles of Incorporation of LecTec Corporation, as amended                    (1)

    3.02    Bylaws of LecTec Corporation                                                   (1)

   10.01    Certificate of Secretary pertaining to Resolution of Board of
            Directors of LecTec Corporation, dated October 30, 1986,
            implementing a Profit Sharing Bonus Plan                                       (1)

 **10.02    LecTec Corporation 1989 Stock Option Plan                                      (2)

 **10.03    LecTec Corporation 1991 Directors' Stock Option Plan                           (2)

   10.04    First amendment dated May 5, 1997 between LecTec Corporation and
            Rushmore Plaza Partners Limited Partnership                                    (2)

   10.05    Articles of Merger of Pharmadyne Corporation into LecTec Corporation
            dated December 31, 1997                                                        (3)

** 10.06    Change In Control Termination Pay Plan adopted May 27, 1998                    (3)

** 10.07    LecTec Corporation Employee Stock Purchase Plan                                (4)

** 10.08    LecTec Corporation 1998 Stock Option Plan                                      (5)

** 10.09    LecTec Corporation 1998 Directors' Stock Option Plan                           (5)

 * 10.10    Supply Agreement dated as of March 21, 2000 by and between LecTec
            Corporation and Johnson & Johnson Consumer Companies, Inc. and
            Neutrogena Corporation                                                         (7)

 * 10.11    Supply Agreement dated as of May 15, 2000 by and between LecTec
            Corporation and Novartis Consumer Health, Inc.                                 (7)

   10.12    Loan Agreement and Promissory Note by and between LecTec Corporation
            and Equity Holdings II dated December 21, 2000                                 (9)

   10.13    Asset Purchase Agreement dated November 17, 2000 by and among The
            Ludlow Company LP, Sherwood Services AG and LecTec Corporation                (10)

   10.14    Asset Purchase Agreement dated March 13, 2001 by and among The
            National Medical Products Co. Ltd. and LecTec Corporation                     (11)

** 10.15    LecTec Corporation 2001 Stock Option Plan                                     (12)

   10.16    Supply and Non-exclusive License Agreement By and Between LecTec
            Corporation and Novartis Consumer Health, Inc. dated May 8, 2002.             (14)

   10.17    Promissory Note By and Between LecTec Corporation and Novartis
            Consumer Health, Inc. dated May 8, 2002.                                      (14)

   10.18    Promissory Note By and Between LecTec Corporation and Novartis
            Consumer Health, Inc. dated May 8, 2002.                                      (14)

   10.19    Security Agreement By and Between LecTec Corporation and Novartis
            Consumer Health, Inc. dated May 8, 2002.                                      (14)

   10.20    Sale Leaseback Agreement By and Between LecTec Corporation and Larry
            Hopfenspirger, dated February 25, 2003.                                       (15)

   23.01    Consent of Grant Thornton LLP                                                 (15)

   24.01    Power of Attorney                                                             (16)

   99.01    Cautionary Statements                                                         (15)

   99.02    Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as
            adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.            (15)


---------------------------------

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

        (12) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

        (13) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

        (14) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

        (15)    Filed herewith.

        (16)    Included on signature page.

(b)      Reports on Form 8-K

         None.

                               LecTec Corporation
                                   Schedule II
                        Valuation and Qualifying Accounts
   Year Ended December 31, 2002, Six Months Ended December 31, 2001 and Years
                          Ended June 30, 2001 and 2000

                                            Balance at     Charged to    Charge to                   Balance
                                           beginning of    costs and       other                     at end
Description                                   period        expenses     accounts      Deductions   of period
----------------------------------           --------      ----------    ---------     ----------   ----------
Allowance for doubtful accounts

   Year ended June 30, 2000                   101,751        48,000              -        22,626      127,125

   Year ended June 30, 2001                   127,125        24,000              -        42,672      108,453

   Six months ended Dec. 31, 2001             108,453        16,500              -        25,944       99,009

   Year ended Dec. 31, 2002                    99,009        10,000              -        28,354       80,655

Allowance for sales returns and credits

   Year ended June 30, 2000                    56,757       345,855              -       160,206      242,406

   Year ended June 30, 2001                   242,406       710,646              -       382,254      570,798

   Six months ended Dec. 31, 2001             570,798       201,887              -       514,969      257,716

   Year ended Dec. 31, 2002                   257,716       941,534              -       886,872      312,378

Allowance for inventory obsolescence

   Year ended June 30, 2000                   284,609       267,911              -       406,545      145,975

   Year ended June 30, 2001                   145,975       326,257              -       343,442      128,790

   Six months ended Dec. 31, 2001             128,790        60,000              -        99,635       89,155

   Year ended Dec. 31, 2002                    89,155       190,000              -       170,870      108,285

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2003.

                                 LECTEC CORPORATION

                                  /s/Rodney A. Young
                                 --------------------
                                 Rodney A. Young
                                 Chairman, Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rodney A. Young (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of LecTec Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Rodney A. Young                                                April 14, 2003
-------------------------------------------------
Rodney A. Young
Chairman, Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

/s/Lee M. Berlin                                                  April 14, 2003
-------------------------------------------------
Lee M. Berlin
Director

/s/Marilyn K. Speedie                                             April 14, 2003
-------------------------------------------------
Marilyn K. Speedie
Director

/s/Donald C. Wegmiller                                            April 14, 2003
-------------------------------------------------
Donald C. Wegmiller
Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, Rodney A. Young, Chief Executive Officer and President of LecTec Corporation, a Minnesota corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of LecTec
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                           /s/ Rodney A. Young
                                           -------------------------------------
                                           Rodney A. Young
                                           Chief Executive Officer and President

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

         I, Rodney A. Young, Chief Executive Officer and President of LecTec Corporation, a Minnesota corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of LecTec
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                                     /s/ Rodney A. Young
                                                     -------------------
                                                     Rodney A. Young
                                                     Chief Executive Officer
                                                     and President

                                  EXHIBIT INDEX

Exhibits

    3.01     Articles of Incorporation of Registrant, as amended (Note 1).

    3.02     Bylaws of Registrant (Note 1).

   10.01 Certificate of Secretary pertaining to Resolution of Board of Directors of LecTec Corporation, dated October 30, 1986, implementing a Profit Sharing Bonus Plan (Note 1).

** 10.02     LecTec Corporation 1989 Stock Option Plan (Note 2).

** 10.03     LecTec Corporation 1991 Directors' Stock Option Plan (Note 2).

   10.04 First amendment dated May 5, 1997 between LecTec Corporation and Rushmore Plaza Partners Limited Partnership (Note 2).

   10.05 Articles of Merger of Pharmadyne Corporation into LecTec Corporation dated December 31, 1997 (Note 3).

** 10.06     Change In Control Termination Pay Plan adopted May 27, 1998
             (Note 3).

** 10.07     LecTec Corporation Employee Stock Purchase Plan (Note 4).

** 10.08     LecTec Corporation 1998 Stock Option Plan (Note 5).

** 10.09     LecTec Corporation 1998 Directors' Stock Option Plan (Note 5).

 * 10.10 Supply Agreement dated as of March 21, 2000 by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. and Neutrogena Corporation (Note 7).

 * 10.11 Supply Agreement dated as of May 15, 2000 by and between LecTec Corporation and Novartis Consumer Health, Inc (Note 7).

   10.12 Loan Agreement and Promissory Note by and between LecTec Corporation and Equity Holdings II dated December 21, 2000 (Note 9).

   10.13 Asset Purchase Agreement dated November 17, 2000 by and among The Ludlow Company LP, Sherwood Services AG and LecTec Corporation (Note 10).

   10.14 Asset Purchase Agreement dated March 13, 2001 by and among The National Medical Products Co. Ltd. and LecTec Corporation (Note
             11).

** 10.15     LecTec Corporation 2001 Stock Option Plan (Note 12).

   10.16 Supply and Non-exclusive License Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. dated May 8, 2002 (Note 14).

   10.17 Promissory Note By and Between LecTec Corporation and Novartis Consumer Health, Inc. dated May 8, 2002 (Note 14).

   10.18     Promissory Note By and Between LecTec Corporation and

             Novartis Consumer Health, Inc. dated May 8, 2002 (Note 14).

    10.19 Security Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. dated May 8, 2002 (Note 14).

    10.20 Sale Leaseback Agreement By and Between LecTec Corporation and Larry Hopfenspirger, dated February 25, 2003 (Note 15).

    23.01    Consent of Grant Thornton LLP. (Note 15)

    24.01    Power of Attorney. (Note 16)

    99.01    Cautionary Statements (Note 15).

    99.02 Chief Executive Officer Certification Pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Note 15).


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

(12) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(13) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

(14) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(15)         Filed herewith.

(16)         Included on signature page.