Form 10-Q
period 2003-03-31
LECTEC CORP /MN/
filed 2003-05-14
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  No X

The number of shares outstanding of the registrant's common stock as of May 13, 2003 was 3,966,395 shares.

                               LECTEC CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements and Notes to
                    Condensed Financial Statements (unaudited)                                                 I-1

     Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                         I-9

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   I-11

     Item 4.     Controls and Procedures                                                                      I-11

                          PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                                                            II-1

     Item 2.     Changes in Securities and Use of Proceeds                                                    II-1

     Item 3.     Defaults Upon Senior Securities                                                              II-1

     Item 4.     Submission of Matters to a Vote of Security Holders                                          II-1

     Item 5.     Other Information                                                                            II-1

     Item 6.     Exhibits and Reports on Form 8-K                                                             II-1

                 Signature Page                                                                               II-2

     Certification - Sarbanes-Oxley Section 302 Certification of Principal Executive Officer                  II-3

     Certification - Sarbanes-Oxley Section 302 Certification of Principal Financial Officer                  II-4

                         PART I - FINANCIAL INFORMATION

ITEM 1- CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
               FINANCIAL STATEMENTS


                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                 March 31,      December 31,
                                                                                   2003             2002
                                                                               ----------       ----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $  397,191       $  671,588
     Trade receivables and other, net of allowances of $86,839
         and $80,655 at March 31, 2003 and December 31, 2002                      187,126          318,896
     Inventories
         Raw materials                                                            619,663          716,957
         Work-in-process                                                           24,550           24,294
         Finished goods                                                           525,665          269,538
                                                                               ----------       ----------
                                                                                1,169,878        1,010,789
     Prepaid expenses and other                                                   332,759          112,831
                                                                               ----------       ----------
                Total current assets                                            2,086,954        2,114,104
PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                      680,059        1,750,241

OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,344,660
         and $1,319,840 at March 31, 2003 and December 31, 2002                   291,720          285,862
                                                                               ----------       ----------
                                                                               $3,058,733       $4,150,207
                                                                               ==========       ==========



          See accompanying notes to the condensed financial statements

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - Continued

                                                                        (Unaudited)
                                                                         March 31,          December 31,
                                                                           2003                2002
                                                                       ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term obligations                            305,570           1,154,404
     Accounts payable                                                       760,287             587,650
     Accrued expenses                                                       415,787             468,133
     Reserve for sales returns and credits                                  190,079             312,378
     Customer deposits                                                      612,970             650,073
                                                                       ------------        ------------
                Total current liabilities                                 2,284,693           3,172,638

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                8,727              10,770

COMMITMENTS AND CONTINGENCIES                                                  --                  --

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,966,395 shares issued and outstanding at
         March 31, 2003 and December 31, 2002                                39,664              39,664
     Additional paid-in capital                                          11,547,678          11,389,678
     Accumulated deficit                                                (10,822,029)        (10,462,543)
                                                                       ------------        ------------
                                                                            765,313             966,799
                                                                       ------------        ------------
                                                                       $  3,058,733        $  4,150,207
                                                                       ============        ============


          See accompanying notes to the condensed financial statements

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three months ended
                                                                        March 31,
                                                              ------------------------------
                                                                  2003               2002
                                                              -----------        -----------
Net sales                                                     $ 1,645,690        $ 1,514,495
Cost of goods sold                                              1,154,391          1,049,637
                                                              -----------        -----------
        Gross profit                                              491,299            464,858

Operating expenses
     Sales and marketing                                          198,077            468,577
     General and administrative                                   482,365            595,411
     Research and development                                     101,532            169,138
                                                              -----------        -----------
                                                                  781,974          1,233,126
                                                              -----------        -----------
        Loss from operations                                     (290,675)          (768,268)

Other income (expenses)
     Interest expense                                             (18,932)           (38,766)
     Loss on sale of building                                     (52,375)              --
     Other, net                                                     2,496                 53
                                                              -----------        -----------
        Loss before income taxes                                 (359,486)          (806,981)

Income taxes                                                         --                 --
                                                              -----------        -----------
        Net loss                                              $  (359,486)       $  (806,981)
                                                              ===========        ===========
Net loss per share-basic and diluted                          $     (0.09)       $     (0.20)
                                                              ===========        ===========
Weighted average shares outstanding - basic and diluted         3,966,395          3,950,343
                                                              ===========        ===========

         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                         2003                2002
                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $  (359,486)       $  (806,981)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Loss on sale of building                                        52,375                 --
            Depreciation and amortization                                  138,285            157,294
            Common stock issued for consulting services                         --             19,009
            Changes in operating assets and liabilities:
                    Trade and other receivables                            131,770           (385,751)
                    Inventories                                           (159,089)           (86,864)
                    Prepaid expenses and other                               8,584             19,130
                    Accounts payable                                       172,637            112,690
                    Accrued expenses and other                            (179,888)            (1,867)
                    Customer deposits                                      (37,103)                --
                                                                       -----------        -----------
                       Net cash used in operating activities              (231,915)          (973,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                              (5,927)           (10,177)
     Investment in patents and trademarks                                  (30,678)           (23,147)
                                                                       -----------        -----------
                       Net cash used in investing activities               (36,605)           (33,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of building                                        845,000                 --
     Payoff of buliding mortgage loan                                     (820,000)                --
     Repayment of long-term obligations                                    (30,877)           (29,471)
                                                                       -----------        -----------
                       Net cash used in financing activities                (5,877)           (29,471)
                                                                       -----------        -----------
                       Net decrease in cash and cash equivalents          (274,397)        (1,036,135)

Cash and cash equivalents at beginning of period                           671,588          1,425,205
                                                                       -----------        -----------
Cash and cash equivalents at end of period                             $   397,191        $   389,070
                                                                       ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest expense                                                 $    17,168        $    38,815
      Income taxes                                                     $     1,500        $        --


         See accompanying notes to the condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   GENERAL

         The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three month periods ended March 31, 2003 and 2002. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   LIQUIDITY AND GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring negative cash flows from operations and net losses resulting in an accumulated deficit of $10,822,029 as of March 31, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $197,739.

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

         At March 31, 2003, the Company's cash resources and available borrowings are insufficient to fund operations for the next 12 months without additional borrowings or equity capital. These factors raise substantial doubt about its ability to continue as a going concern.

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

 (3)  NET LOSS PER SHARE

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,189,415 and 1,258,557 shares of common stock with a weighted average exercise price of $2.00 and $4.62 were outstanding during the three months ended March 31, 2003 and 2002, but were excluded from the calculation because they were antidilutive.

(4)   SEGMENTS

         The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company's initial sales of skin care products occurred during the three months ended March 31, 2002. The Company sold the conductive and medical tape product lines during the fiscal year ended June 30, 2001. Net sales by major product line were as follows:

                                         Three months ended
                                             March 31,
                                     2003               2002
                                    ----------       ----------
Therapeutic consumer products       $1,641,614       $  897,207
Skin care products                       4,076          292,072
Conductive products                         --          325,216
                                    ----------       ----------
                                    $1,645,690       $1,514,495
                                    ==========       ==========


(5)   NOTE PAYABLE TO BANK

         The Company maintained a secured line of credit with maximum borrowings of $2,000,000 which was terminated in August 2002 due to the Company's default of covenants relating to the minimum net worth and the maximum loss before income taxes. Interest was computed at the prime rate plus 3% and included an annual interest charge for each year of the agreement. There were no borrowings outstanding on the line of credit at March 31, 2002.

(6)   LONG-TERM OBLIGATIONS AND SALE OF CORPORATE FACILITY

         The Company had a mortgage note payable to a bank. The principal balance of $820,000 was due in December 2002 and was extended until April 2003. Monthly interest payments were computed at the prime rate plus 5.0% (effective rate of 9.25% at December 31, 2002). The mortgage was collateralized by the Company's real property. On February 25, 2003, the Company sold its corporate facility in Minnetonka, Minnesota for an aggregate purchase price of $910,270, repaid the mortgage note payable, and recorded a loss on sale of $52,375 during the quarter ended March 31, 2003. In connection with the sale, the Company entered into a lease of its corporate facility which grants the Company free rent for the 12 months following the sale/leaseback transaction and thereafter extends the lease at costs based on current market conditions. Also in connection with the sale, the purchaser received a warrant to purchase 200,000 shares of common stock at $0.90 per share.

         In May 2002, the Company entered into a $220,000 promissory note with a major customer related to the costs incurred by the customer associated with resolving a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the note is due in December 2003. Monthly payments of interest are computed at the prime rate plus 2.0% (effective rate of 6.25% at March 31, 2003). The promissory note is collateralized by substantially all of the Company's assets.

(7)   CUSTOMER DEPOSITS

         In May 2002, the Company renegotiated its Supply Agreement with a major customer. Pursuant to the revised agreement, the Company is receiving advance payments from the customer for future product orders. The Company is also receiving advance product payments from other customers. At March 31, 2003, the Company had recorded customer deposits of $612,970 from these customers.

(8)   SALE OF CONDUCTIVE BUSINESS ASSETS

         In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets that were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture, and supply to the buyer, certain conductive products through January 2002. The Company supplied the products at its cost of production through October 2001, and at its cost of production plus ten percent from November 2001 through January 2002. The Company continued to manufacture and supply the buyer electrically conductive adhesive hydrogels, at margins of approximately 30%, through September 2002. The Company anticipates no additional sales to the buyer in 2003.

(9)   STOCK BASED COMPENSATION

         The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net loss, for the three months ended March 31, 2003 and 2002. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation:

                                             Three months ended
                                                  March 31,
                                           2003              2002
                                           ----              ----
Net loss, as reported                   $(359,486)       $(806,981)
  Less: compensation expense
  determined under the fair value
  method                                  (49,954)         (64,772)
                                        ---------        ---------
Pro-forma net loss                      $(409,440)       $(871,753)
                                        =========        =========
Net loss per share:
  Basic, as reported                    $   (0.09)       $   (0.20)
  Basic,  pro-forma                     $   (0.10)       $   (0.22)
  Diluted, as reported                  $   (0.09)       $   (0.20)
  Diluted, pro-forma                    $   (0.10)       $   (0.22)

         The pro-forma information above should be read in conjunction with the related historical information.

         The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $0.56 and $0.63. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the three months ended March 31, 2003 and 2002; zero dividend yield, expected volatility of 144% and 121%, risk-free interest rates of 3.24% and 3.13% and expected lives of 4.0 years.

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

(10)  INCOME TAXES

         The provision for income tax benefits for the three months ended March 31, 2003 and 2002 has been offset by a valuation allowance for deferred taxes.

(11)  RECENT ACCOUNTING PRONOUNCEMENTS

             In January 2003, the Financial Accounting Standards Board issued Financial Interpretations No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not anticipated to have an impact on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

RESULTS OF OPERATIONS

         Net sales for the first quarter of 2003 were $1,645,690 compared to net sales of $1,514,495 for the first quarter of 2002, an increase of 8.7%. The increase was the result of higher therapeutic consumer contract manufacturing sales as the Company rebounded from soft contract manufacturing sales in the prior year as well as shifted its strategic focus from retail consumer products to contract manufacturing. Contract manufacturing net sales increased to $1,333,538 for the first quarter of 2003 from $351,607 for the same period in the prior year. Therapeutic retail consumer product sales decreased 63% in the first quarter of 2003 to $312,152 from $837,672 for the same period in the prior year. The retail consumer product sales decrease was primarily the result of a planned reduction in the number of products offered and the discontinued active promotion of the NeoSkin(R) line of skin care products due to the inability to fund national advertising programs. The Neoskin product line was launched in the first quarter of 2002 and includes pre-formed face masks and under eye gel patches. Net sales of skin care products totaled $4,076 in the first quarter of 2003 compared to initial sales of $292,072 for the first quarter of 2002. Also offsetting the contract manufacturing net sales increase was the absence of conductive product sales in the first quarter of 2003 in connection with the 2001 sale of the assets of the conductive products division. The Company supplied conductive products to the purchaser under the terms of the asset sale agreement through September 2002. The Company expects no future conductive product sales.

         Gross profit for the first quarter of 2003 was $491,299, compared to $464,858 for the first quarter of 2002, an increase of 5.7%. Gross profit as a percent of net sales for the first quarter of 2003 was 29.9% compared to 30.7% for the first quarter of the prior year. The increase in gross profit dollars for the first quarter of 2003 resulted primarily from the increased sales and lower manufacturing costs. The decrease in gross profit as a percentage of net sales for the first quarter of 2003 resulted primarily from the shift in sales mix to lower margin consumer contract manufacturing products.

         Sales and marketing expenses were $198,077 and $468,577 during the first quarters of 2003 and 2002, and as a percentage of net sales, were 12.0% and 30.9%, respectively. The decrease in sales and marketing expenses was primarily due to decreases in product promotional and compensation related expenses. These decreases resulted from aggressive cost control/reduction programs implemented by management.

         General and administrative expenses were $482,365 and $595,411 during the first quarters of 2003 and 2002, and as a percentage of net sales, were 29.3% and 39.3%, respectively. The decrease in general and administrative expenses was primarily due to decreases in headcount and compensation related expenses.

         Research and development expenses for the first quarters of 2003 and 2002 were $101,532 and $169,138, and as a percentage of net sales, were 6.2% and 11.2%, respectively. The decrease in research and development expenses was primarily due to decreases in headcount and compensation related expenses.

         Interest expense declined in the first quarter of 2003 to $18,932 from $38,766 in the first quarter of 2002. The decline resulted primarily from the prior year payment of required minimum interest and penalties associated with a line of credit and the absence of March 2003 mortgage interest in connection with the sale of the Minnetonka, Minnesota corporate facility in February 2003. Other income for the first quarter of 2003 was $2,496 compared to other income of $53 for the first quarter of 2002. The increase was primarily the result of higher foreign currency transaction losses in the prior year.

         The Company recorded a loss before income taxes of $359,486 for the first quarter of 2003 compared to a loss before income taxes of $806,981 for the first quarter of 2002. The decrease in loss before income taxes was primarily the result of a decrease in operating expenses resulting from aggressive cost control and cost reduction programs implemented by management.

         The provision for income tax benefits for the first quarters of fiscal 2003 and 2002 has been offset principally by a valuation allowance for deferred taxes.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $274,397 to $397,191 during the first quarter of 2003. The decrease in cash and cash equivalents was primarily due to cash used in operating activities. Trade receivables decreased by $131,770 during the first quarter of 2003 to $187,126 at March 31, 2003, primarily due to retail sales deductions and returns processed during the quarter and to product prepayment programs arranged with the Company's larger customers. Inventories increased during the first quarter of 2003 by $159,089, or 15.7%, to $1,169,878 at March 31, 2003, due to inventory builds for consumer contract manufacturing customers that had not yet shipped at quarter-end. Accounts payable of $760,287 at March 31, 2003 increased by $172,637 during the first quarter of 2003 due to an increase in the number of days between vendor invoice receipt and payment and to higher accounts receivable credit balances for retail consumer patch accounts. Capital spending for manufacturing equipment and plant improvements totaled $5,927 during the first quarter of 2003. There were no material commitments for capital expenditures at March 31, 2003.

         The Company had a deficit in working capital of $197,739 and a current ratio of 0.91 at March 31, 2003 compared to a deficit in working capital of $1,058,534 and a current ratio of 0.67 at December 31, 2002. The improvement in current ratio during the first quarter of 2003 is attributable to the payoff of the $820,000 mortgage payable related to the sale and leaseback of the Company's Minnetonka, Minnesota corporate facility during the first quarter, offset in part by the decline in cash and cash equivalent balances. See Note 6 of Notes to Condensed Financial Statements on page I-6 of this report for additional information on the corporate facility sale.

         In August 2002, the Company and its bank mutually agreed to terminate a two-year, $2,000,000 asset-based line of credit financing arrangement due to the Company's default of covenants relating to the minimum net worth and the maximum loss before income taxes.

         Management expects the Company to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. Management is exploring other options for additional capital to fund the Company's operations. In 2002, the Company renegotiated its Supply Agreement with a major customer and is receiving advance payments from the customer for future product orders. The Company is also receiving advance product payments from other customers. Maintaining adequate levels of working capital depends in part upon the success of the Company's products in the marketplace, the relative profitability of those products, the continuation of advance product payments and the Company's ability to control operating expenses. Funding of the Company's operations for the balance of 2003 and in future years will require additional investments in the Company in the form of equity or debt either by outside investors or as part of a business combination transaction. The Company is currently pursuing various potential sources of capital and business combination transactions. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that a future capital infusion or business combination transaction will be available. If such desired levels of sales and profitability are not reached, and infusions of capital or a business combination transaction are not available, the Company may be forced to cease operations in the near future.

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties that could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures; and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to Form 10-K for the year ended December 31, 2002.

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

ITEM 4  - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon this evaluation, the principal executive and financial officer has concluded that, as of such date, our disclosure controls and procedures were effective in making him aware on a timely basis of the material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

         None.


ITEM 2(C)  - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 25, 2003, in connection with the Company's sale of its Minnetonka, Minnesota corporate facility and related real estate leaseback, the Company granted warrants to Red Circle Drive LLC to purchase a total of 200,000 shares of common stock at an exercise price of $0.90 per share. The warrants expire on February 25, 2008. The issuance of the warrants was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5  - OTHER INFORMATION

         See information on the Company's sale of its Minnetonka, Minnesota corporate facility in Note 6 of Notes to Condensed Financial Statements on page I-6 of this report.

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              Item No.                        Item
              --------                        ----

                99.1 Cautionary Statements, incorporated herein by reference to Exhibit 99.1 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

                99.2 Chief Executive Officer Certification Pursuant t8 U.S.C.Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (B)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LECTEC CORPORATION

Date   May 14, 2003                         By /s/  Rodney A. Young
                                            ------------------------------------
                                            Rodney A. Young
                                            Chief Executive Officer & President
                                            (principal financial officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

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

Date:  May 14, 2003

                                            /s/ Rodney A. Young
                                            ------------------------------
                                            Rodney A. Young
                                            Chief Executive Officer & President

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

Date:  May 14, 2003

                                             /s/ Rodney A. Young
                                             -----------------------------------
                                             Rodney A. Young
                                             Chief Executive Officer & President