Form 10-Q
period 2003-06-30
LECTEC CORP /MN/
filed 2003-08-12
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to______________

Commission file number:  0-16159

                               LECTEC CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                            41-1301878
---------------------------------                          --------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 10701 Red Circle Drive, Minnetonka, Minnesota                     55343
-------------------------------------------------          ---------------------
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

Yes  [ ]       No  [X]

The number of shares outstanding of the registrant's common stock as of August 12, 2003 was 3,966,395 shares.

                               LECTEC CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements and Notes to Condensed Financial Statements
            (unaudited).................................................................     I-1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................     I-9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................     I-12

Item 4.     Controls and Procedures.....................................................     I-12


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings...........................................................     II-1

Item 2.     Changes in Securities and Use of Proceeds...................................     II-1

Item 3.     Defaults Upon Senior Securities.............................................     II-1

Item 4.     Submission of Matters to a Vote of Security Holders.........................     II-1

Item 5.     Other Information...........................................................     II-2

Item 6.     Exhibits and Reports on Form 8-K............................................     II-2

            Signature Page..............................................................     II-3

                       PART I - FINANCIAL INFORMATION


ITEM 1- CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
        FINANCIAL STATEMENTS


                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                              June 30,      December 31,
                                                                               2003             2002
                                                                            -----------     ------------
                                                                            (UNAUDITED)
ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                               $   411,284     $    671,588
    Trade receivables and other, net of allowances of $93,772
       and $80,655 at June 30, 2003 and December 31, 2002                       181,371          318,896
    Inventories
       Raw materials                                                            784,487          716,957
       Work-in-process                                                           39,312           24,294
       Finished goods                                                           520,868          269,538
                                                                            -----------     ------------
                                                                              1,344,667        1,010,789

    Prepaid expenses and other                                                  261,096          112,831
                                                                            -----------     ------------

            Total current assets                                              2,198,418        2,114,104


PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                    582,387        1,750,241

OTHER ASSETS
    Patents and trademarks, less accumulated amortization of $1,375,104
       and $1,319,840 at June 30, 2003 and December 31, 2002                    274,591          285,862
                                                                            -----------     ------------

                                                                            $ 3,055,396     $  4,150,207
                                                                            ===========     ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED


                                                                      June 30,        December 31,
                                                                        2003               2002
                                                                    ------------      ------------
                                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations                          276,888         1,154,404
    Accounts payable                                                     733,157           587,650
    Accrued expenses                                                     180,082           286,149
    Accrued payroll                                                      160,968           181,984
    Reserve for sales returns and credits                                178,549           312,378
    Customer deposits                                                  1,187,375           650,073
                                                                    ------------      ------------

            Total current liabilities                                  2,717,019         3,172,638

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                             6,612            10,770

COMMITMENTS AND CONTINGENCIES                                                 --                --

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value: 15,000,000 shares authorized;
       3,966,395 shares issued and outstanding at
       June 30, 2003 and December 31, 2002                                39,664            39,664
    Additional paid-in capital                                        11,547,678        11,389,678
    Accumulated deficit                                              (11,255,577)      (10,462,543)
                                                                    ------------      ------------

                                                                         331,765           966,799
                                                                    ------------      ------------

                                                                    $  3,055,396      $  4,150,207
                                                                    ============      ============


              The accompanying notes are an integral part of these
                         condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three months ended                  Six months ended
                                                                       June 30,                           June 30,
                                                            ------------------------------      ------------------------------
                                                                2003              2002              2003              2002
                                                            ------------      ------------      ------------      ------------
Net sales                                                   $  1,624,416      $  1,583,007      $  3,270,106      $  3,097,502
Cost of goods sold                                             1,233,409         1,126,759         2,387,800         2,176,395
                                                            ------------      ------------      ------------      ------------

      Gross profit                                               391,007           456,248           882,306           921,107

Operating expenses
    Sales and marketing                                          165,598           461,283           363,675           929,860
    General and administrative                                   555,430           609,571         1,037,795         1,204,983
    Research and development                                      97,249           115,385           198,781           284,523
    Loss on sale of building                                          --                --            52,375                --
                                                            ------------      ------------      ------------      ------------

                                                                 818,277         1,186,239         1,652,626         2,419,366
                                                            ------------      ------------      ------------      ------------

      Loss from operations                                      (427,270)         (729,991)         (770,320)       (1,498,259)

Other income (expenses)
    Interest expense                                              (5,721)          (38,065)          (24,653)          (76,831)
    Other, net                                                      (557)              453             1,939               506
                                                            ------------      ------------      ------------      ------------

      Loss before income taxes                                  (433,548)         (767,603)         (793,034)       (1,574,584)

Income taxes                                                          --                --                --                --
                                                            ------------      ------------      ------------      ------------


      Net loss                                              $   (433,548)     $   (767,603)     $   (793,034)     $ (1,574,584)
                                                            ============      ============      ============      ============


Net loss per share - basic and diluted                      $      (0.11)     $      (0.19)     $      (0.20)     $      (0.40)
                                                            ============      ============      ============      ============


Weighted average shares outstanding - basic and diluted        3,966,395         3,954,877         3,966,395         3,952,622
                                                            ============      ============      ============      ============


              The accompanying notes are an integral part of these
                         condensed financial statements.

                               LECTEC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                              ------------------------------

                                                                                  2003              2002
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $   (793,034)     $ (1,574,584)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss on sale of building                                                   52,375                --
         Depreciation and amortization                                             271,479           320,270
         Common stock issued for consulting services                                    --            19,009
         Changes in operating assets and liabilities:
              Trade and other receivables                                          137,525            90,827
              Inventories                                                         (333,878)          168,329
              Prepaid expenses and other                                            80,247            78,421
              Accounts payable                                                     145,507          (139,442)
              Accrued expenses                                                    (266,155)         (178,435)
              Customer deposits                                                    537,302           577,642
                                                                              ------------      ------------

                 Net cash used in operating activities                            (168,632)         (637,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                      (11,005)          (18,093)
    Investment in patents and trademarks                                           (43,993)          (40,703)
                                                                              ------------      ------------

                 Net cash used in investing activities                             (54,998)          (58,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                            --             2,272
    Proceeds from sale of building                                                 845,000                --
    Payoff of building mortgage loan                                              (820,000)               --
    Repayment of long-term obligations                                             (61,674)          (58,470)
                                                                              ------------      ------------

                 Net cash used in financing activities                             (36,674)          (56,198)
                                                                              ------------      ------------

                 Net decrease in cash and cash equivalents                        (260,304)         (752,957)

Cash and cash equivalents at beginning of period                                   671,588         1,425,205
                                                                              ------------      ------------

Cash and cash equivalents at end of period                                    $    411,284      $    672,248
                                                                              ============      ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest expense                                                         $     36,785      $     77,101
     Income taxes                                                             $      1,500      $         --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Sales credit obligation exchanged for a long-term note payable                $         --      $    220,000
Fair value of warrants issued in connection with the sale of the building     $    158,000      $         --
Value of free rent received in connection with the sale of the building       $    228,512      $         --


              The accompanying notes are an integral part of these
                         condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   GENERAL

         The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three and six month periods ended June 30, 2003 and 2002. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

         Certain reclassifications have been made to the statements of operations for the three and six month periods ended June 30, 2002, to conform to the presentation used in 2003. Such reclassifications had no effect on the previously reported net loss or stockholders' equity.

(2)   LIQUIDITY AND GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring negative cash flows from operations and net losses resulting in an accumulated deficit of $11,255,577 as of June 30, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $518,601.

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

         At June 30, 2003, the Company's cash resources and available borrowings are insufficient to fund operations for the next 12 months without additional borrowings or equity capital. These factors raise substantial doubt about its ability to continue as a going concern.

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

(3)   NET LOSS PER SHARE

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,315,945 and 1,252,680 shares of common stock with a weighted average exercise price of $1.89 and $1.95 were outstanding during the three and six months ended June 30, 2003, but were excluded from the calculation because they were antidilutive. Options and warrants to purchase 1,205,229 and 1,231,893 shares of common stock with a weighted average exercise price of $4.64 and $4.63 were outstanding during the three and six months ended June 30, 2002, but were excluded from the calculation because they were antidilutive.

(4)   SEGMENTS

         The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company's initial sales of skin care products occurred during the three months ended March 31, 2002. The Company sold the conductive and medical tape product lines during the fiscal year ended June 30, 2001. Net sales by major product line for the three and six month periods ended June 30, 2003 and June 30, 2002 were as follows:

                                         Three months ended                  Six months ended
                                              June 30,                           June 30,
                                              --------                           --------
                                       2003              2002             2003             2002
                                   ------------      ------------     ------------     ------------
Therapeutic consumer products      $  1,625,340      $  1,250,709     $  3,266,954     $  2,147,916
Skin care products                         (924)           66,191            3,152          358,263
Conductive products                          --           266,107               --          591,323
                                   ------------      ------------     ------------     ------------
                                   $  1,624,416      $  1,583,007     $  3,270,106     $  3,097,502
                                   ============      ============     ============     ============


(5)   LONG-TERM OBLIGATIONS AND SALE OF CORPORATE FACILITY

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

         In May 2002, the Company entered into a $220,000 promissory note with a major customer related to the costs incurred by the customer associated with resolving a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the note is due in December 2003. Monthly payments of interest are computed at the prime rate plus 2.0% (effective rate of 6% at June 30, 2003). The promissory note is collateralized by substantially all of the Company's assets.

(6)   CUSTOMER DEPOSITS

         In May 2002, the Company renegotiated its Supply Agreement with a major customer. Pursuant to the revised agreement, the Company is receiving advance payments from this customer for future product orders. The Company is also receiving advance product payments from other customers. At June 30, 2003, the Company had recorded customer deposits of $1,187,375 from these customers.

(7)   SALE OF CONDUCTIVE BUSINESS ASSETS

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

(8)   STOCK BASED COMPENSATION

         The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net loss, for the three and six months ended June 30, 2003 and 2002. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation:

                                            Three months ended                   Six months ended
                                                 June 30,                            June 30,
                                                 --------                            --------
                                          2003              2002              2003              2002
                                      ------------      ------------      ------------      ------------
Net loss, as reported                 $   (433,548)     $   (767,603)     $   (793,034)     $ (1,574,584)
  Less: compensation expense
  Determined under the fair value
  Method                                   (50,703)          (64,772)         (100,657)         (129,544)
                                      ------------      ------------      ------------      ------------
Pro-forma net loss                    $   (484,251)     $   (832,375)     $   (893,691)     $ (1,704,128)
                                      ============      ============      ============      ============
Net loss per share:
  Basic and diluted, as reported      $      (0.11)     $      (0.19)     $      (0.20)     $      (0.40)
  Basic and diluted, pro-forma        $      (0.12)     $      (0.21)     $      (0.23)     $      (0.43)

         The pro-forma information above should be read in conjunction with the related historical information.

         The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 was $0.44 and $0.63. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the six months ended June 30, 2003 and 2002, zero dividend yield, expected volatility of 153% and 121%, risk-free interest rates of 2.85% and 3.13% and expected lives of 4.0 years.

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

(9)   INCOME TAXES

         The provision for income tax benefits for the three and six months ended June 30, 2003 and 2002 has been offset by a valuation allowance for deferred taxes.

(10)  RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation is not anticipated to have an impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 clarifies implementation issues and amends Statement 133, to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable, amends discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option, and amends other pronouncements. Statement 149 is effective to contracts entered into or modified, and hedging arrangements designated after June 30, 2003, with various exceptions as outlined in the statement. Adoption of Statement 149 is not anticipated to have an impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company's financial position or results of operations.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS OF OPERATIONS

         Net sales for the second quarter ended June 30, 2003 were $1,624,416 compared to net sales of $1,583,007 for the comparable quarter of 2002, an increase of 2.6%. The increase was the result of higher therapeutic consumer contract manufacturing sales as the Company rebounded from soft contract manufacturing sales in the prior year and also a shift in the Company's strategic focus from retail consumer products to contract manufacturing. Contract manufacturing net sales increased 53.1% to $1,492,001 for the second quarter of 2003 from $974,744 for the same period in the prior year. Therapeutic retail consumer product sales declined 51.7% in the second quarter of 2003 to $133,339 from $275,965 for the same period in the prior year. The retail consumer product sales decrease was primarily the result of a planned reduction in the number of products offered and the discontinued active promotion of the NeoSkin(R) line of skin care products due to the inability to fund national advertising programs. The Neoskin product line was launched in the second quarter of 2002 and includes pre-formed face masks and under eye gel patches. Net sales of skin care products totaled ($924) in the second quarter of 2003 compared to net sales of $66,191 for the second quarter of 2002. Also offsetting the contract manufacturing sales increase was the absence of conductive product sales in the second quarter of 2003. The Company supplied conductive products to the purchaser under the terms of the asset sale agreement through September 2002. The Company expects no future conductive product sales.

         Net sales for the first six months of 2003 were $3,270,106 compared to net sales of $3,097,502 for the first six months of 2002, an increase of 5.6%. The increase was primarily due to an increase in sales of consumer contract therapeutic patch products. Contract manufacturing net sales increased 113.2% to $2,825,539 from $1,325,416 for the first six months of 2003 compared to the same period of 2002. Offsetting the contract manufacturing sales increase was a decline in therapeutic retail consumer brand product sales, which decreased 46.3% to $441,415 for the six month period ended June 30, 2003, from $822,500 for the comparable six months of the prior year. The decline was attributable to a planned reduction in the number of products the Company offers to the retail market and the discontinued active promotion of the NeoSkin(R) line of skin care products due to the inability to fund national advertising programs. Net sales of skin care products totaled $3,152 for the six months ended June 30, 2003, compared to net sales of $358,263 for the same period in 2002. There were no sales of conductive products during the six months ended June 30, 2003, compared to net sales of $591,323 for the six months ended June 30, 2002. The decline was due to the reasons stated above.

         Gross profit for the second quarter of 2003 was $391,007, compared to $456,248 for the second quarter of 2002, a decrease of 14.3%. Gross profit as a percent of net sales for the second quarter of 2003 was 24.1% compared to 28.8% for the second quarter of the prior year. The decrease in gross profit dollars and gross profit as a percentage of net sales for the second quarter of 2003 compared to the same quarter of 2002 resulted primarily from the shift in sales mix to lower margin consumer contract manufacturing products and to higher inventory obsolescence costs related to the product discontinuations discussed above.

         Gross profit for the first six months of 2003 was $882,306 compared to $921,107 for the first six months of 2002, a decrease of 4.2%. Gross profit as a percent of net sales for the first six months of 2003 was 27.0% compared to 29.7% for the first six months of 2002. The decrease in gross profit dollars and gross profit as a percentage of net sales for the first six months of 2003 compared to the same period of 2002 resulted primarily from the shift in sales mix to lower margin consumer contract manufacturing products and to higher inventory obsolescence costs related to the product discontinuations discussed above.

         Sales and marketing expenses were $165,598 and $461,283 during the second quarters ended June 30, 2003 and 2002, and as a percentage of net sales were 10.2% and 29.1%, respectively. The decrease in sales and marketing expenses for the second quarter of 2003 was primarily due to a decrease of $123,067 in product promotional expenses and a decrease of $122,084 in compensation related expenses. These decreases resulted from aggressive cost control/ reduction programs implemented by management.

         Sales and marketing expenses were $363,675 and $929,860 during the first six months of 2003 and 2002, and as a percentage of net sales, were 11.1% and 30.0%, respectively. The decrease in sales and marketing expenses for the first six months of 2003 as compared with the same period of 2002 was primarily due to a decrease of $191,880 in product promotional expenses and a decrease of $274,186 in compensation related expenses. The Company anticipates that sales and marketing expenses as a percentage of net sales will continue to decrease in 2003 due to the implementation of additional cost control/reduction programs by management.

         General and administrative expenses were $555,430 and $609,571 during the second quarters of 2003 and 2002, and as a percentage of net sales, were 34.2% and 38.5%, respectively. The decrease in general and administrative expenses was primarily due to decreases in headcount and compensation related expenses of $73,974 and a reduction in professional fees and services of $39,261, which reductions were offset by an increase in rent expense of $57,128 due to the sale and leaseback of the Company's Minnetonka, Minnesota corporate facility during the first quarter of 2003.

         General and administrative expenses were $1,037,795 and $1,204,983 during the first six months of 2003 and 2002, and as a percentage of net sales, were 31.7% and 38.9%, respectively. The decrease in general and administrative expenses for the six months ended June 30, 2003 from the six months ended June 30, 2002 was primarily due to a decrease of $186,136 in compensation related expenses and a decrease of $41,537 in professional fees and services which reductions were offset by an increase in rent expense of $76,171 discussed above. The Company anticipates that general and administrative expenses as a percent of net sales for the remainder of 2003 will continue to decrease.

         Research and development expenses for the second quarters of 2003 and 2002 were $97,249 and $115,676, respectively, and as a percentage of net sales, were 6.0% and 7.3%, respectively. The decrease in research and development expenses was primarily due to decreases in headcount and compensation related expenses of $15,185.

         Research and development expenses were $198,781 and $284,523 during the first six months of 2003 and 2002, and as a percentage of net sales, were 6.1% and 9.2%, respectively. The decrease in research and development expenses for the six months ended June 30, 2003 from the six months ended June 30, 2002 was primarily due to a decrease of $76,759 in compensation related expenses. The Company anticipates that research and development expenses as a percent of net sales for the remainder of 2003 will continue to decrease.

         Interest expense declined in the second quarter of 2003 to $5,721 from $38,065 in the second quarter of 2002. The decline resulted primarily from the interest reduction related to the sale of the Minnetonka, Minnesota corporate facility and related payoff of debt in February 2003. Interest expense decreased in the first six months of 2003 to $24,653 from $76,831 in the first six months of 2002. The decrease resulted primarily from the absence of a line of credit in existence during a portion of 2002 and from the absence of interest expense associated with the mortgage on the corporate facility.

         The Company recorded a net loss of $433,548, or $0.11 per basic and fully diluted share, compared to a net loss of $767,603, or $0.19 per basic and fully diluted share for the second quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002 the Company recorded a net loss of $793,034, or $0.20 per basic and fully diluted share, compared to a net loss of $1,574,584, or $0.40 per basic and fully diluted share. The reduction in the net loss for the three and six months ended June 30, 2003 from the comparable periods in 2002 is due primarily to the reasons stated above including headcount reductions, a shift in strategic focus from retail consumer products to contract manufacturing and aggressive reductions of operating expenses.

         The provision for income tax benefits for the second quarter of fiscal 2003 and 2002 and the six months ended June 30, 2003 and 2002 has been offset by a valuation allowance for deferred taxes.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $260,304 to $411,284 during the first six months of calendar 2003 compared to the cash and cash equivalent balance at December 31, 2002. The decrease in cash and cash equivalents during the period was primarily due to cash used in operating activities. Trade receivables decreased $137,525 during the six months ended June 30, 2003 to $181,371 from $318,896 at December 31, 2002, primarily due to increased collections from retail sales customers. Inventories increased during the six months ended June 30, 2003 from December 31, 2002 by $333,878, due primarily to increases in raw material purchases to meet future consumer contract manufacturing customer requirements. Accounts payable increased $145,507 during the six months ended June 30, 2003 to $733,157 from $587,650 at December 31, 2002, primarily due to increased payables related to inventory purchases to meet ramped up customer requirements. Capital spending for manufacturing equipment and plant improvements totaled $11,005 and investments in patents and trademarks totaled $43,993 for the six months ended June 30, 2003. There were no material commitments for capital expenditures at June 30, 2003. Net cash used in financing activities totaled $36,674 for the six months ended June 30, 2003, resulting primarily from the repayment of long-term capital lease obligations.

         The Company had a working capital deficit of $518,601 and a current ratio of 0.81 at June 30, 2003 compared to a working capital deficit of $1,058,534 and a current ratio of 0.67 at December 31, 2002. The improvement in current ratio and working capital deficit during the six month period ended June 30, 2003 is attributable to the payoff of the $820,000 mortgage payable related to the sale and leaseback of the Company's Minnetonka, Minnesota corporate facility in the first quarter of 2003, offset in part by the decline in cash and cash equivalents and trade receivables. See Note 5 of Notes to Condensed Financial Statements on page I-6 of this report for additional information on the corporate facility sale.

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

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties that could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the buying patterns of major customers; competitive forces including new products or pricing pressures; costs associated with and acceptance of the Company's TheraPatch brand strategy; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding requirements for operating needs, expansion or capital expenditures; and the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to Form 10-Q for the quarter ended March 31, 2003.

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

ITEM 4  - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the last day of the period covered by this quarterly report. Based upon this evaluation, the principal executive and financial officer has concluded that, as of such date, our disclosure controls and procedures were effective in making him aware on a timely basis of the material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.

         There were no significant changes made in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934 during the period covered by this report that materially affected or are reasonable likely to materially affect our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

         None.


ITEM 2(c) - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Regular Annual Meeting of Shareholders of the Company was held on May 22, 2003. The following matters were voted on by Shareholders:

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

              The results of the voting on these matters were as follows:

              1.    Board of Directors:

                                                                        Withhold
                                                   For                 Authority              Total
                                                ----------             ---------           ----------
               Lee M. Berlin                     3,377,753               294,148            3,671,901
               Alan C. Hymes, M.D.               3,381,355               290,546            3,671,901
               Marilyn K. Speedie, Ph.D.         3,436,236               235,665            3,671,901
               Donald C. Wegmiller               3,226,183               445,718            3,671,901
               Rodney A. Young                   3,223,530               448,371            3,671,901


              2. Appointment of Grant Thornton LLP as independent auditor for the Company:

                 For               Against           Abstain            Non-Vote              Total
              ----------           -------           -------            --------           ----------
               3,562,631            12,704            96,566                  --            3,671,901

ITEM 5  - OTHER INFORMATION

         In May 2003, the Company entered into a new operating lease for 14,376 square feet of warehouse and office space in Edina, MN. In July 2003, the Company vacated approximately 29,000 square feet of warehouse and office space, also in Edina, MN, which lease had expired under an operating lease.

         On August 1, 2003, the Company announced that Rodney A. Young, Chairman, Chief Executive Officer and President, had resigned effective as of July 30, 2003, to pursue other opportunities. Dr. Alan C. Hymes, a co-founder and director of LecTec, has been appointed Chairman of the Board of Directors and interim Chief Executive Officer and President of the Company. Dr. Hymes will work in conjunction with other Board members to identify and recruit a new chief executive officer for the Company. The Company also announced that Board members Dr. Marilyn K. Speedie and Donald C. Wegmiller have tendered their resignations from the Board effective July 25, 2003. At a meeting of the Board held on July 30, 2003, Lee Berlin, a former director and Chief Executive Officer of LecTec, was reappointed to the Board. The Board of Directors now consists of Dr. Hymes, Lee Berlin and Judd Berlin, son of Lee Berlin.

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Item No.                              Item
              --------         -------------------------------------------------
                10.21          Office/warehouse lease dated May 23, 2003, by and
                               between SMD Lincoln Investments LLC and LecTec
                               Corporation.

                31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1           Chief Executive Officer Certification Pursuant to
                               18 U.S.C. Section 1350, as Adopted Pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002.

                99.1 Cautionary Statements, incorporated herein by reference to Exhibit 99.1 to the Company's Form
                               10-K for the fiscal year ended December 31, 2002.

         (b)  REPORTS ON FORM 8-K

         The Company filed one Current Report on Form 8-K during the quarter ended June 30, 2003. The Report on Form 8-K was dated May 7, 2003, and disclosed the Company's financial results for the first quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LECTEC CORPORATION

Date   August 12, 2003             By /s/  Alan C. Hymes, M.D.
       ---------------             ---------------------------------------------
                                   Alan C. Hymes
                                   Chairman of the Board,
                                   Interim Chief Executive Officer & President
                                   (principal financial officer)