Form 10-Q
period 2003-09-30
LECTEC CORP /MN/
filed 2003-11-19
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to________

Commission file number:  0-16159

                               LECTEC CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                            41-1301878
---------------------------------                          --------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  10701 Red Circle Drive, Minnetonka, Minnesota                   55343
-------------------------------------------------         ----------------------
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

Yes   [   ]      No  [ X ]

The number of shares outstanding of the registrant's common stock as of November 18, 2003 was 3,966,395 shares.

                               LECTEC CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements and Notes to Condensed Financial Statements
          (unaudited) ..............................................................   I-1

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...............................................................   I-10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...............   I-14

Item 4.   Controls and Procedures ..................................................   I-14



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings .......................................................    II-1

Item 2.   Changes in Securities and Use of Proceeds ................................   II-1

Item 3.   Defaults Upon Senior Securities ..........................................   II-1

Item 4.   Submission of Matters to a Vote of Security Holders ......................   II-1

Item 5.   Other Information ........................................................   II-1

Item 6.   Exhibits and Reports on Form 8-K .........................................   II-1

          Signature Page ...........................................................   II-2


                         PART I - FINANCIAL INFORMATION


ITEM 1- CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
        FINANCIAL STATEMENTS


                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS




                                                                           September 30,      December 31,
                                                                               2003              2002
                                                                           ------------       ------------
                                                                             (UNAUDITED)
ASSETS



CURRENT ASSETS
     Cash and cash equivalents                                             $  366,161         $  671,588
     Trade receivables and other, net of allowances of $69,000
         and $80,655 at September 30, 2003 and December 31, 2002               73,129            318,896
     Inventories
         Raw materials                                                      1,040,584            716,957
         Work-in-process                                                        8,953             24,294
         Finished goods                                                       278,078            269,538
                                                                           ----------         ----------
                                                                            1,327,615          1,010,789


     Prepaid expenses and other                                               197,736            112,831
                                                                           ----------         ----------

                Total current assets                                        1,964,641          2,114,104


PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                                  562,170          1,750,241

OTHER ASSETS
     Patents and trademarks, less accumulated amortization of $1,401,357
         and $1,319,840 at September 30, 2003 and December 31, 2002           234,813            285,862
                                                                           ----------         ----------

                                                                           $2,761,624         $4,150,207
                                                                           ==========         ==========


         The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED

                                                                   September 30,     December 31,
                                                                       2003             2002
                                                                   -------------    -------------
                                                                    (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
     Current maturities of long-term obligations                        257,259       1,154,404
     Accounts payable                                                   708,599         587,650
     Accrued expenses                                                   143,957         286,149
     Accrued payroll                                                    179,813         181,984
     Reserve for sales returns and credits                              210,605         312,378
     Customer deposits                                                1,207,598         650,073
                                                                   ------------    ------------

                Total current liabilities                             2,707,831       3,172,638

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                           65,825          10,770

COMMITMENTS AND CONTINGENCIES                                                 -               -

SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, $.01 par value: 15,000,000 shares authorized;
         3,966,395 shares issued and outstanding                         39,664          39,664
     Additional paid-in capital                                      11,547,678      11,389,678
     Accumulated deficit                                            (11,599,374)    (10,462,543)
                                                                   ------------    ------------

                                                                        (12,032)        966,799
                                                                   ------------    ------------

                                                                   $  2,761,624    $  4,150,207
                                                                   ============    ============


         The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended                       Nine months ended
                                                                    September 30,                           September 30,
                                                          -------------------------------         -------------------------------
                                                             2003                 2002                2003                2002
                                                          -----------         -----------         -----------         -----------
Net sales                                                 $ 1,978,007         $ 2,013,949         $ 5,248,113         $ 5,111,451
Cost of goods sold                                          1,638,530           1,430,488           4,026,330           3,606,883
                                                          -----------         -----------         -----------         -----------

        Gross profit                                          339,477             583,461           1,221,783           1,504,568

Operating expenses
     Sales and marketing                                      131,205             300,463             494,880           1,230,323
     General and administrative                               434,009             509,794           1,471,804           1,714,777
     Research and development                                 111,035             109,126             309,816             393,649
     Loss on sale of building                                       -                   -              52,375                   -
                                                          -----------         -----------         -----------         -----------

                                                              676,249             919,383           2,328,875           3,338,749
                                                          -----------         -----------         -----------         -----------

        Loss from operations                                 (336,772)           (335,922)         (1,107,092)         (1,834,181)

Other income (expenses)
     Interest expense                                          (6,683)            (37,855)            (31,336)           (114,686)
     Other, net                                                  (342)              3,316               1,597               3,822
                                                          -----------         -----------         -----------         -----------

        Loss before income taxes                             (343,797)           (370,461)         (1,136,831)         (1,945,045)

Income taxes                                                        -                   -                   -                   -
                                                          -----------         -----------         -----------         -----------


        Net loss                                          $  (343,797)        $  (370,461)        $(1,136,831)        $(1,945,045)
                                                          ===========         ===========         ===========         ===========


Net loss per share - basic and diluted                    $     (0.09)        $     (0.09)        $     (0.29)        $     (0.49)
                                                          ===========         ===========         ===========         ===========



Weighted average shares outstanding - basic and diluted     3,966,395           3,957,982           3,966,395           3,954,429
                                                          ===========         ===========         ===========         ===========


         The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                     2003               2002
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(1,136,831)        $(1,945,045)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Loss on sale of building                                                  52,375                   -
            Loss on write down of impaired assets                                     19,437
            Depreciation and amortization                                            395,504             464,085
            Common stock issued for consulting services                                    -              19,009
            Changes in operating assets and liabilities:
                    Trade and other receivables                                      245,767             486,806
                    Inventories                                                     (316,826)              4,009
                    Prepaid expenses and other                                       143,607             163,158
                    Accounts payable                                                 120,949              59,502
                    Accrued expenses                                                (251,379)           (242,751)
                    Restructuring charge                                                   -            (105,232)
                    Customer deposits                                                557,525             363,942
                                                                                 -----------         -----------

                       Net cash used in operating activities                        (169,872)           (732,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                   1,677                   -
     Purchase of property, plant and equipment                                       (23,677)            (13,334)
     Investment in patents and trademarks                                            (49,905)            (64,505)
                                                                                 -----------         -----------

                       Net cash used in investing activities                         (71,905)            (77,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                              -              10,372
     Proceeds from sale of building                                                  845,000                   -
     Payoff of building mortgage loan                                               (820,000)                  -
     Repayment of long-term obligations                                              (88,650)            (88,238)
                                                                                 -----------         -----------

                       Net cash used in financing activities                         (63,650)            (77,866)
                                                                                 -----------         -----------

                       Net decrease in cash and cash equivalents                    (305,427)           (888,222)

Cash and cash equivalents at beginning of period                                     671,588           1,425,205
                                                                                 -----------         -----------

Cash and cash equivalents at end of period                                       $   366,161         $   536,983
                                                                                 ===========         ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                           $    22,926         $   113,139
      Income taxes                                                               $     1,500         $         -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Leasehold improvement in exchange for lease obligation payable                   $    66,560
Sales credit obligation exchanged for a long-term note payable                   $         -         $   220,000
Fair value of warrants issued in connection with the sale of the building        $   158,000         $         -
Value of free rent received in connection with the sale of the building          $   228,512         $         -


         The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   GENERAL

         The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three and nine-month periods ended September 30, 2003 and 2002. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

         Certain reclassifications have been made to the statements of operations for the three and nine-month periods ended September 30, 2002, to conform to the presentation used in 2003. Such reclassifications had no effect on the previously reported net loss or stockholders' equity.

(2)   LIQUIDITY AND GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced recurring negative cash flows from operations and net losses resulting in an accumulated deficit of $11,599,374 as of September 30, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $743,190.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon profitable operations of the Company and adequate working capital to fund continuing operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future.

         In May 2002, the Company renegotiated its Supply Agreement with Novartis Corporation (the Company's largest customer) and since that time has been receiving advance payments from Novartis against open orders 60 days prior to shipment. At September 30, 2003, the amount owed to Novartis under product prepayment advances was $832,914. In exchange for this product prepayment program, the Company agreed to pledge substantially all of its assets to secure its obligations under the program as well as a $220,000 note payable to Novartis. In addition, the Company granted Novartis a nonexclusive license to produce hydrogel patches in the event that the Company defaults in its obligation to supply patches to Novartis. The Company has also been receiving advance product payments from other customers. Maintaining adequate levels of working capital to support the Company's manufacturing operations has been and will be dependent upon the continuation of these advance product payments.

         In September 2003, management learned that, as a result of a change in its internal supplier selection criteria, Novartis intends to stop using LecTec as a contract manufacturer for its topical patches during 2004. In addition, Johnson & Johnson Consumer Products Company has indicated that it intends to stop using the Company as a contract manufacturer in 2004. Novartis and Johnson & Johnson accounted for 56.8% and 17.9% of the Company's net sales for the nine months ended September 30, 2003. Based on these anticipated changes, the Board of Directors has determined that the Company will cease manufacturing operations prior to the end of the second quarter of 2004. The Company anticipates that it will enter into a licensing agreement with Novartis and possibly other contract manufacturing customers to enable them to use the Company's proprietary patch technology in producing topical patch products in the future. However, there can be no assurance that the Company will be successful in entering into these licensing agreements. The Company currently believes that it will be able to wind down and exit its manufacturing operations and facility lease obligations without defaulting in its contractual obligations to any contract manufacturing customer. However, there can be no assurance that the Company will be able to exit manufacturing or its facility lease without defaulting on contractual obligations or other debts which become due and payable.

         The Company expects to continue to operate at a net loss and experience negative cash flows from operating activities for the foreseeable future. These factors raise substantial doubt about its ability to continue as a going concern.

         In connection with the pending cessation of manufacturing operations, the Company is planning to implement employee reduction and retention programs to reduce the number of employees to that needed to support the wind down of manufacturing operations while retaining those employees who are critical to that process and to managing the Company's ongoing licensing agreements and intellectual property portfolio. The Company is exploring its alternatives with respect to the sale of its manufacturing assets, the renegotiation or termination of its leases and other contractual obligations, and other adjustments resulting directly from its exit from manufacturing. In addition, the Company will be considering other possible fundamental changes in future periods which could include, among other things, a sale of its remaining assets or of the business as a whole.

         It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its manufacturing facility lease and fund continuing operations with royalty income from licensing agreements and /or from other income derived from protection of rights pertaining to the Company's intellectual property. However, there can be no assurance that the Company will be successful in the wind down of manufacturing, selling off the manufacturing assets, renegotiating its manufacturing facility lease, negotiation of license agreements, or in the protection of its rights related to intellectual property.

         If the Company continues in operation, funding of the Company's operations in future years may require additional capital or other funding; however, there can be no assurance that sources of additional capital or other funding will be available on terms acceptable to the Company. If the Company is not successful in winding down its manufacturing operations without defaulting on its existing obligations, or if any additional funds required for its ongoing operations are not available, the Company may be forced to cease operations entirely in the near future.

(3)   NET LOSS PER SHARE

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 1,300,057 and 1,268,472 shares of common stock with a weighted average exercise price of $1.88 and $1.92 were outstanding during the three and nine-month periods ended September 30, 2003, but were excluded from the calculation because they were antidilutive. Options and warrants to purchase 1,199,885 and 1,194,557 shares of common stock with a weighted average exercise price of $2.11 and $3.85 were outstanding during the three and nine-month periods ended September 30, 2002, but were excluded from the calculation because they were antidilutive.

(4)   SEGMENTS

              The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. Each of the Company's major product lines has similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each major product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company's initial sales of skin care products occurred during the three months ended March 31, 2002. The Company sold the conductive and medical tape product lines during the fiscal year ended September 30, 2001. The Company had negative sales during the third quarter ended September 30, 2002 due to return sales of skin care products. Net sales by major product line for the three and nine-month periods ended September 30, 2003 and September 30, 2002 were as follows:

                                              Three months ended                       Nine months ended
                                                 September 30,                           September 30,
                                                 -------------                           -------------
                                            2003               2002                 2003              2002
                                            ----               ----                 ----              ----
Therapeutic consumer products            $ 1,963,056        $ 1,964,940         $ 5,230,010        $ 4,112,856
Skin care products                            14,951            (77,947)             18,103            280,316
Conductive products                                -            126,956                   -            718,279
                                         -----------        -----------         -----------        -----------
                                         $ 1,978,007        $ 2,013,949         $ 5,248,113        $ 5,111,451
                                         ===========        ===========         ===========        ===========


(5)   LONG-TERM OBLIGATIONS

         In May 2002, the Company entered into a $220,000 promissory note with a major customer related to the costs incurred by the customer associated with resolving a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the note is due in December 2003. Monthly payments of interest are computed at the prime rate plus 2.0% (effective rate of 6% at September 30, 2003). The promissory note is collateralized by substantially all of the Company's assets.

         The Company entered into a lease obligation with its landlord, relating to improvements made to its leased corporate facility (roof repair and cooling tower). The costs of the improvements were $66,560 with monthly payments of $879 beginning in July, 2003. Stated interest rate is 10% with payments for 10 years. The Company has other capital lease obligations primarily related to leased computer equipment and leases related to production equipment. At September 30, 2003, the principal balance remaining on the lease obligations was $103,084.

(6)   CUSTOMER DEPOSITS

         The Company receives advance payments from customers for future product orders and records these amounts as liabilities. At September 30, 2003, the Company had recorded customer deposits of $1,207,598.

(7)   SALE OF CORPORATE FACILITY

         On February 25, 2003, the Company sold its corporate facility in Minnetonka, Minnesota for an aggregate purchase price of $910,270, repaid the balance of the mortgage note payable of $820,000, and recorded a loss on sale of $52,375 during the quarter ended March 31, 2003. In connection with the sale, the Company entered into a lease of its corporate facility which grants the Company free rent for the 12 months following the sale/leaseback transaction and thereafter extends the lease at costs based on current market conditions. Also in connection with the sale, the purchaser received a warrant to purchase 200,000 shares of common stock at $0.90 per share.

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

(9)   STOCK BASED COMPENSATION

         The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net loss, for the three and nine months ended September 30, 2003 and 2002. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation:


                                                Three months ended                     Nine months ended
                                                   September 30,                         September 30,
                                                   -------------                         -------------
                                             2003               2002                2003                 2002
                                             ----               ----                ----                 ----
Net loss, as reported                    $  (343,797)        $  (370,461)        $(1,136,831)        $(1,945,045)
  Less: compensation expense
  determined under the fair value
  method                                     (32,467)            (64,773)           (133,124)           (194,317)
                                         -----------         -----------         -----------         -----------
Pro-forma net loss                       $  (376,264)        $  (435,234)        $(1,269,955)        $(2,139,362)
                                         ===========         ===========         ===========         ===========
Net loss per share:
  Basic and diluted, as reported         $     (0.09)        $     (0.09)        $     (0.29)        $     (0.49)
  Basic and diluted,  pro-forma          $     (0.09)        $     (0.11)        $     (0.32)        $     (0.54)


         The pro-forma information above should be read in conjunction with the related historical information.

         The weighted average fair value of options granted during the three months ended September 30, 2003 and 2002 was $0.47 and $0.52. The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 was $0.46 and $1.10. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the nine months ended September 30, 2003 and 2002, zero dividend yield, expected volatility of 153% and 121%, risk-free interest rates of 2.85% and 3.13% and expected lives of 4.0 years.

         Management believes the Black-Scholes option valuation model currently provides the best estimate of fair value. However, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of several subjective assumptions. The Company's employee and director stock options have characteristics different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

(10)  INCOME TAXES

         The provision for income tax benefits for the three and nine-month periods ended September 30, 2003 and 2002 has been offset by a valuation allowance for deferred taxes.

(11)  RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation is not anticipated to have an impact on the Company's financial position or results of operations.


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

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS

         Net sales for the third quarter ended September 30, 2003 were $1,978,007 compared to net sales of $2,013,949 for the comparable quarter of 2002, a decrease of 1.8%. The decrease is attributable to a decrease in TheraPatch branded product sales and Hydrogel products, partially offset by increased sales of therapeutic consumer contract manufacturing sales and increased sales of discontinued products sold through discount wholesalers. Contract manufacturing net sales increased 26.0% to $1,810,630 for the third quarter of 2003 from $1,437,198 for the same period in the prior year due to increased sales volume from the Company's largest customer. Therapeutic retail consumer product sales declined 71.1% in the third quarter of 2003 to $152,426 from $527,742 for the same period in the prior year. The retail consumer product sales decrease was primarily the result of a planned reduction in the number of products offered and the discontinued active promotion of the NeoSkin(R) line of skin care products due to the inability to fund national advertising programs. The NeoSkin product line was launched in the second quarter of 2002 and included pre-formed face masks and under eye gel patches. Net sales of discontinued skin care products, Hydrogel products and other sales totaled $14,951 in the third quarter of 2003 compared to net sales of $49,009 for the third quarter of 2002. Also offsetting the contract manufacturing net sales increase in the third quarter of 2003 was the absence of conductive product sales. The Company supplied conductive products to the purchaser under the terms of the asset sale agreement through September 2002. The Company expects no future sales of conductive products.

         Net sales for the first nine months of 2003 were $5,248,113 compared to net sales of $5,111,451 for the first nine months of 2002, an increase of 2.7%. The increase was primarily due to an increase in sales of consumer contract therapeutic patch products. Contract manufacturing net sales increased 67.8% to $4,636,169 from $2,762,615 for the first nine months of 2003 compared to the same period of 2002 due to increased sales volume from the Company's largest customer. Offsetting the contract manufacturing net sales increase was a decline in therapeutic retail consumer brand product sales, which decreased 56.0% to $593,841 for the nine month period ended September 30, 2003, from $1,349,307 for the comparable nine month period of the prior year. The decline was attributable to a planned reduction in the number of products the Company offers to the retail market and the discontinued active promotion of the NeoSkin(R) line of skin care products due to the inability to fund national advertising programs. Net sales of discontinued skin care products, Hydrogel products and other sales totaled $18,103 for the nine months ended September 30, 2003, compared to net sales of $999,529 for the same period in 2002. There were no sales of conductive products during the nine months ended September 30, 2003, compared to net sales of $671,461 for the nine months ended September 30, 2002. The decline was due to the reasons stated above.

         Gross profit for the third quarter of 2003 was $339,477, compared to $583,461 for the third quarter of 2002, a decrease of 41.8%. Gross profit as a percentage of net sales for the third quarter of 2003 was 17.2% compared to 29.0% for the third quarter of the prior year. The decrease in gross profit dollars and gross profit as a percentage of net sales for the third quarter of 2003 compared to the same quarter of 2002 resulted primarily from a shift in sales mix to lower margin consumer contract manufacturing products coupled with higher sales returns of retail products during the quarter of $276,231 or 14.0% of net sales.

         Gross profit for the first nine months of 2003 was $1,221,783 compared to $1,504,568 for the first nine months of 2002, a decrease of 18.8%. Gross profit as a percentage of net sales for the first nine months of 2003 was 23.3% compared to 29.4% for the first nine months of 2002. The decrease in gross profit dollars and gross profit margin as a percentage of net sales for the first nine months of 2003 compared to the same period of 2002 resulted from a shift in sales mix to lower margin consumer contract manufacturing products, higher inventory obsolescence costs related to the product discontinuations discussed above of approximately $200,000, or 3.8% of net sales and approximately $400,000 in sales returns, or 7.6% of net sales.

         Sales and marketing expenses were $131,205 and $300,463 during the third quarters ended September 30, 2003 and 2002, a decrease of 56.3%. As a percentage of net sales, sales and marketing expenses were 6.6% and 14.9%, respectively. The decrease in sales and marketing expenses for the third quarter of 2003 was primarily due to a decrease of $55,669 in product promotional expenses and a decrease of $109,378 in compensation related expenses. These decreases resulted from aggressive cost control/reduction programs implemented by management.

         Sales and marketing expenses were $494,880 and $1,230,323 during the first nine months of 2003 and 2002, and as a percentage of net sales, were 9.4% and 24.1%, respectively. The decrease in sales and marketing expenses for the first nine months of 2003 as compared with the same period of 2002 was primarily due to a decrease of $247,549 in product promotional expenses and a decrease of $383,564 in compensation related expenses. The Company anticipates that sales and marketing expenses as a percentage of net sales will continue to decrease in 2003 due to the implementation of additional cost control/reduction programs by management.

         General and administrative expenses were $434,009 and $509,794 during the third quarters of 2003 and 2002, and as a percentage of net sales, were 21.9% and 25.3%, respectively. The decrease in general and administrative expenses was primarily due to decreases in headcount and compensation related expenses of $55,478 and a reduction in professional fees and services of $78,270. These reductions were offset by an increase in rent expense of $57,128 due to the sale and leaseback of the Company's Minnetonka, Minnesota corporate facility.

         General and administrative expenses were $1,471,804 and $1,714,777 during the first nine months of 2003 and 2002, and as a percentage of net sales, were 28.0% and 33.6% respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 was primarily due to a decrease of $241,614 in compensation related expenses and a decrease of $119,807 in professional fees and services. These reductions were offset by an increase in rent expense of $133,299 due to the sale and leaseback of the Company's Minnetonka's Corporate facility. The Company anticipates that general and administrative expenses as a percent of net sales for the remainder of 2003 will continue to decrease.

         Research and development expenses for the third quarters of 2003 and 2002 were $111,035 and $109,126, respectively, and as a percentage of net sales, were 5.6% and 5.4%, respectively. The increase in research and development expenses was primarily due to the write-off of $19,437 in net capitalized patents with a cost of $138,832 and related accumulated amortization of $119,395 during the third quarter ended September 30, 2003 after determining that these patents would be of no future value to the Company. The patent write-off was partially offset with decreases in headcount and compensation related expenses of $15,236 net of increases in other research and development expenses.

         Research and development expenses were $309,816 and $393,649 during the first nine months of 2003 and 2002, and as a percentage of net sales, was 5.9% and 7.7% respectively. The decrease in research and development expenses for the nine months ended September 30, 2003 from the nine months ended September 30. 2002 was primarily due to the patent right-off discussed above offset by a decrease of $61,523 in compensation related expenses. The Company anticipates that research and development expenses as a percent of net sales for the remainder of 2003 will continue to decrease.

         Interest expense declined in the third quarter of 2003 to $6,683 from $37,855 in the third quarter of 2002. The decline resulted primarily from the sale of the Minnetonka, Minnesota corporate facility and related payoff of debt that occurred in February 2003.

         Interest expense decreased in the first nine months of 2003 to $31,336 from $114,686 in the first nine months of 2002. The decline resulted primarily from the sale of the Minnetonka, Minnesota corporate facility and related payoff of debt that occurred in February 2003. The decrease also resulted from the absence of a line of credit in existence during a portion of 2002.

         The Company recorded a net loss of $343,797, or $0.09 per basic and fully diluted share, compared to a net loss of $370,461 or $0.09 per basic and fully diluted share for the third quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002 the Company recorded a net loss of $1,136,831, or $0.29 per basic and fully diluted share, compared to a net loss of $1,945,045, or $0.49 per basic and fully diluted share. The improvement in the net loss and the net loss per share for the three and nine months ended September 30, 2003 from the comparable periods in 2002 is due primarily to the reasons stated above including headcount reductions, a shift in strategic focus from retail consumer products to contract manufacturing and aggressive reductions of operating expenses.

         The provision for income tax benefits for the third quarter of fiscal 2003 and 2002 and the nine months ended September 30, 2003 and 2002 has been offset by a valuation allowance for deferred taxes.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $305,427 to $366,161 during the nine-month period ended September 30, 2003 from December 31, 2002. The decrease in cash and cash equivalents during the nine month period was primarily due to cash used in operating activities of $169,872. Trade and other receivables decreased $245,767 during the nine month period ended September 30, 2003 to $73,129 from $318,896 at December 31, 2002, primarily due to increased collections from retail sales customers. Inventories increased during the nine month period ended September 30, 2003 from December 31, 2002 by $316,826, due primarily to increases in raw material purchases to meet future consumer contract manufacturing customer requirements. Accounts payable increased $120,949 during the nine month period ended September 30, 2003 to $708,599 from $587,650 at December 31, 2002, primarily due to increased payables related to inventory purchases to meet ramped up customer requirements and higher sales return exposure. Capital spending for manufacturing equipment and plant improvements totaled $23,677 and investments in patents and trademarks totaled $49,905 for the nine-month period ended September 30, 2003. There were no material commitments for capital expenditures at September 30, 2003. Net cash used in financing activities totaled $63,650 for the nine-month period ended September 30, 2003, resulting primarily from the repayment of long-term capital lease obligations.

         The Company had a working capital deficit of $743,190 and a current ratio of 0.73 at September 30, 2003 compared to a working capital deficit of $1,058,534 and a current ratio of 0.67 at December 31, 2002. The improvement in current ratio and working capital deficit during the nine month period ended September 30, 2003 is attributable to the payoff of the $820,000 mortgage payable related to the sale and leaseback of the Company's Minnetonka, Minnesota corporate facility in the first quarter of 2003, offset in part by the decline in cash and cash equivalents and trade receivables. See Note 7 of Notes to Condensed Financial Statements on page I-7 of this report for additional information on the corporate facility sale.

         In August 2002, the Company and its bank mutually agreed to terminate a two-year, $2,000,000 asset-based line of credit financing arrangement due to the Company's default of covenants relating to the minimum net worth and the maximum loss before income taxes.

         In May 2002, the Company renegotiated its Supply Agreement with Novartis Corporation (the Company's largest customer) and since that time has been receiving advance payments from Novartis against open orders 60 days prior to shipment. At September 30, 2003, the amount owed to Novartis under product prepayment advances was $832,914. In exchange for this product prepayment program, the Company agreed to pledge substantially all of its assets to secure its obligations under the program as well as a $220,000 note payable to Novartis. In addition, the Company granted Novartis a nonexclusive license to produce hydrogel patches in the event that the Company defaults in its obligation to supply patches to Novartis. The Company has also been receiving advance product payments from other customers. Maintaining adequate levels of working capital to support the Company's manufacturing operations has been and will be dependent upon the continuation of these advance product payments.

         In September 2003, management learned that, as a result of a change in its internal supplier selection criteria, Novartis intends to stop using LecTec as a contract manufacturer for its topical patches during 2004. In addition, Johnson & Johnson Consumer Products Company has indicated that it intends to stop using the Company as a contract manufacturer in 2004. Novartis and Johnson & Johnson accounted for 56.8% and 17.9% of the Company's net sales for the nine months ended September 30, 2003. Based on these anticipated changes, the Board of Directors has determined that the Company will cease manufacturing operations prior to the end of the second quarter of 2004. The Company anticipates that it will enter into a licensing agreement with Novartis and possibly other contract manufacturing customers to enable them to use the Company's proprietary patch technology in producing topical patch products in the future. However, there can be no assurance that the Company will be successful in entering into these licensing agreements. The Company currently believes that it will be able to wind down and exit its manufacturing operations and facility lease obligations without defaulting in its contractual obligations to any contract manufacturing customer. However, there can be no assurance that the Company will be able to exit manufacturing or its facility lease without defaulting on contractual obligations or other debts which become due and payable.

         The Company expects to continue to operate at a net loss and experience negative cash flows from operating activities for the foreseeable future. These factors raise substantial doubt about its ability to continue as a going concern.

         In connection with the pending cessation of manufacturing operations, the Company is planning to implement employee reduction and retention programs to reduce the number of employees to that needed to support the wind down of manufacturing operations while retaining those employees who are critical to that process and to managing the Company's ongoing licensing agreements and intellectual property portfolio. The Company is exploring its alternatives with respect to the sale of its manufacturing assets, the renegotiation or termination of its leases and other contractual obligations, and other adjustments resulting directly from its exit from manufacturing. In addition, the Company will be considering other possible fundamental changes in future periods which could include, among other things, a sale of its remaining assets or of the business as a whole.

         It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its manufacturing facility lease and fund continuing operations with royalty income from licensing agreements and /or from other income derived from protection of rights pertaining to the Company's intellectual property. However, there can be no assurance that the Company will be successful in the wind down of manufacturing, selling off the manufacturing assets, renegotiating its manufacturing facility lease, negotiation of license agreements, or in the protection of its rights related to intellectual property.

         If the Company continues in operation, funding of the Company's operations in future years may require additional capital or other funding; however, there can be no assurance that sources of additional capital or other funding will be available on terms acceptable to the Company. If the Company is not successful in winding down its manufacturing operations without defaulting on its existing obligations, or if any additional funds required for its ongoing operations are not available, the Company may be forced to cease operations entirely in the near future.

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


ITEM 3  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars with the exception of TheraPatch sales to Canadian customers, precluding the need for foreign currency hedges. Canadian sales have not been material, and the Company is anticipating exiting this market during 2003. Additionally, the Company invests in money market funds that experience minimal volatility. Therefore, the exposure to market risk is not material.


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

         There were no significant changes made in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that materially affected or are reasonable likely to materially affect our internal control over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

         None.


ITEM 2  - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5  - OTHER INFORMATION

         None.

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Item No.                      Item
              --------  ---------------------------------------------------


                3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form S-18 (File No. 33-9774C) filed on October 31, 1986)

                3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form S-18 (File No. 33-9774C) filed on October 31, 1986)

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




                                            LECTEC CORPORATION

Date       November 18, 2003                By /s/  Timothy P. Fitzgerald
           -----------------                -----------------------------
                                            Timothy P. Fitzgerald
                                            Chief Executive Officer & President
                                            (principal financial officer)