Form 10KSB
period 2003-12-31
LECTEC CORP /MN/
filed 2004-03-29
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-KSB
                              ---------------------

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               FOR THE TRANSITION PERIOD FROM________ TO________.

                         COMMISSION FILE NUMBER: 0-16159

                               LECTEC CORPORATION
                 (Name of small business issuer in its charter)

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

Securities registered under Section 12(b) of the Act:                                 NONE

Securities registered under Section 12(g) of the Act:                COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                                                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for the fiscal year ended December 31, 2003 were $7,236,935.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 26, 2004 was approximately $5,372,091 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.

     The number of shares outstanding of the Registrant's Common Stock as of March 26, 2004 was 3,979,327 shares.

                   -------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE-
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
                                                   PART I

Item 1.   Description of Business..........................................................................        3
Item 2.   Description of Property..........................................................................        8
Item 3.   Legal Proceedings................................................................................        8
Item 4.   Submission of Matters to a Vote of Security Holders..............................................        8

                                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........................................        9
Item 6.   Management's Discussion and Analysis or Plan of Operation........................................       10
Item 7.   Financial Statements.............................................................................       14
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.............       35
Item 8A.  Controls and Procedures..........................................................................       35

                                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
             16(a) of the Exchange Act.....................................................................       36
Item 10.  Executive Compensation...........................................................................       37
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...       39
Item 12.  Certain Relationships and Related Transactions...................................................       41
Item 13.  Exhibits and Reports on Form 8-K.................................................................       41
Item 14.  Principal Accountant Fees and Services...........................................................       44

          Signatures.......................................................................................       45
          Exhibit Index....................................................................................       46
          Exhibit 23.01-Consent of Independent Certified Public Accountants................................       49
          Exhibit 31.01-Certification of Principal Executive  Officer......................................       50
          Exhibit 31.02-Certification of Principal Financial Officer.......................................       51
          Exhibit 32.01-Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant Section
             906 of the Sarbanes-Oxley Act of 2002.........................................................       52
          Exhibit 99.01-Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the
             Private Securities Litigation Reform Act of 1995..............................................       53

------------------------------------

FORWARD-LOOKING STATEMENTS

     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-KSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on major customers and the continuance of prepayment terms; competitive forces including new products or pricing pressures; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding and capital requirements for operating needs, expansion or capital expenditures and the matters discussed on the "Cautionary Statements" filed as Exhibit 99.01 to this Form 10-KSB for the year ended December 31, 2003.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     LecTec Corporation (the "Company") is a health care and consumer products company that develops, manufactures, and markets products based on its advanced skin interface technologies. Primary products include a complete line of over-the-counter ("OTC") therapeutic patches and a line of skin care products. The Company markets and sells its products to consumers through other health care consumer products companies, retail outlets (food, chain drug, and mass merchandise stores), and directly from the Internet. All of the products manufactured by the Company are designed to be effective, safe, and highly compatible with skin.

     The Company is an innovator in hydrogel-based topical delivery of therapeutic OTC medications, which provide alternatives to topical creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin. The Company holds multiple domestic and international patents on its hydrogel technology and through its research and development efforts investigates and develops new skin care and comfort care products as well as develops and refines technologies for topical delivery of OTC drugs.

     The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. Its principal executive office is located at 10701 Red Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (952) 933-2291.

     In September 2001 the Company elected to change its fiscal year end from June 30 to December 31. Previously, the fiscal year was from July 1 through June
30. The most recent results and analysis for a 12-month reporting period is fiscal year 2003, covering the period from January 1, 2003 through December 31, 2003.

GOING CONCERN AND WIND DOWN OF MANUFACTURING OPERATIONS

     In September 2003, the Company learned that, as a result of a change in its internal supplier selection criteria, Novartis Consumer Health, Inc. ("Novartis"), the Company's largest customer, intends to stop using LecTec as a contract manufacturer for its topical patches during 2004. In addition, Johnson & Johnson Consumer Products Company, the Company's second largest customer, has indicated that it also intends to stop using the Company as a contract manufacturer in 2004. Novartis and Johnson & Johnson accounted for approximately 55% and 16% of the Company's net sales for the year ended December 31, 2003. Based on these anticipated changes, the Board of Directors has determined that the Company will cease manufacturing operations prior to the end of the third quarter of 2004. The Company anticipates that it will enter into a licensing agreement with Novartis and possibly other contract manufacturing customers to enable them to use the Company's proprietary patch technology in producing topical patch products in the future. However, there can be no assurance that the Company will be successful in entering into these licensing agreements. The Company currently believes that it will be able to wind down and exit its manufacturing operations and facility lease obligations without defaulting on its contractual obligations to any contract manufacturing customer. However, there can be no assurance that the Company will be able to exit manufacturing or its facility lease without defaulting on contractual obligations or other debts which become due and payable.

     It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. However, there can be no assurance that the Company will be successful in the wind down of manufacturing operations, selling off the manufacturing assets, renegotiating its manufacturing facility lease, negotiation of license agreements, or in the protection of the Company's rights related to intellectual property.

     In connection with the pending cessation of manufacturing operations, the Company has implemented employee reduction and retention programs to reduce the number of employees needed to support the wind down of manufacturing operations while retaining those employees who are critical to that process and to managing the Company's ongoing licensing agreements and intellectual property portfolio. The Company is exploring its alternatives with respect to the sale of its manufacturing assets, the renegotiation or termination of its leases and other contractual obligations, and other adjustments resulting directly from the Company's exit from manufacturing operations. In addition, the Company will be considering other possible fundamental changes in future periods that could include, among other things, a sale of its remaining assets or of the business as a whole.

     The Company believes its existing cash and cash equivalents will not be sufficient to fund operations through 2004. The Company currently does not have any new or additional committed sources of capital or financing identified, and there can be no assurance that additional funding will be available in a timely manner, on acceptable terms, or at all. In addition, the Company may not be successful in winding down its manufacturing operations without defaulting on its existing contractual obligations, and may require additional funds for its ongoing operations during the wind down period. If adequate funds are not available, the Company may be forced to further scale-back, eliminate certain aspects of or cease operations entirely in the near future, or attempt to obtain funds through unfavorable arrangements with partners or others that may require the Company to relinquish rights to certain technologies or potential markets or which otherwise may be materially unfavorable to the Company. All these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, maintaining adequate gross margins on product sales, and the continuance of prepayment terms with the Company's largest customer.

PRODUCTS

     The Company's core competency is skin interface hydrogel technology. This competency results in products that are beneficial to treating a variety of temporary aliments including minor aches and pains, as well as coughs and sore throats through the topical delivery of over-the-counter pharmaceuticals on the skin. These products are convenient to use and less messy than creams and lotions. The adhesive characteristics, dimensions, drug stability, shelf life, and manufacturability of the Company's products are highly consistent and reproducible from product to product.

     The Company designs, manufactures, and markets topical ointment-based patch products for the application of OTC drugs and skin care ingredients. Therapeutic consumer patch products use a hydrogel adhesive, breathable cloth patch to deliver OTC drugs and other therapeutic compounds onto the skin. Products currently manufactured using the adhesive-based patch technology are analgesics for localized pain relief, vapor cough suppressants, anti-itch, acne treatment products, wart removers, and a corn and callus remover. The analgesic and anti-itch products are marketed under the LecTec brand name TheraPatch(R). The acne treatment patches are marketed by Johnson & Johnson under the Neutrogena(R), On-the-Spot(R) Acne Patch, and CLEAN & CLEAR(R) brand names. The vapor cough suppressant patches are marketed under the TheraPatch brand name as well as by Novartis under the Triaminic(R) brand name. The Company sells the wart removers and corn and callus removers to certain customers who market them under their own brand name.

     Sales of therapeutic consumer products accounted for 100% and approximately 89% of the Company's total net sales for the years ended December 31, 2003 and 2002.

BUSINESS DISPOSITIONS

     In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets, which were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture and supply to the buyer certain conductive products through January 2002. The Company also continued to manufacture and supply the buyer conductive adhesive hydrogels at gross margins of approximately 30% through the third quarter of 2002.

     There were no sales of conductive products for the year ended December 31, 2003. Sales of conductive products accounted for approximately 11% of the Company's total net sales for the year ended December 31, 2002.

MARKETING AND MARKETING STRATEGY

     The Company markets and sells its products to consumers through healthcare consumer products companies, retail outlets (food, chain drug and mass merchandise stores) and through the Internet. In the second half of 2002, the Company changed its strategy of launching and maintaining new products under its own brand name, which required significant marketing investments, to expanding its efforts to establish contract manufacturing and licensing relationships with healthcare consumer products, large pharmaceutical and skin care companies.

     In 1998, the Company entered into the consumer products market under the TheraPatch brand name, the umbrella brand for the Company's therapeutic patch products introduced to all consumer markets. The entry was supported by the hiring of a new retail sales and marketing executive and a retail sales team. In the consumer products markets, retail broker and manufacturer's representative contracts were established as well as relationships with food, chain drug and mass merchandise stores. Due to financial difficulties and lack of funds for significant advertising expenditures, the Company has been limited in its ability to sell products to the ultimate consumer and has had to significantly modify its business strategy. As a result, during the years ended December 31, 2002 and 2003, the Company reduced its retail sales and support team to a level that allows it to continue established relationships only with select retail organizations and consumers.

     The majority of the Company's revenue is derived from contract manufacturing sales to consumer products companies that act as resellers of the Company's products. Approximately 87% and 72% of the sales of the Company's therapeutic consumer patch products during the years ended December 31, 2003 and 2002, respectively, were derived from contract manufacturing agreements with other companies. Under these agreements, the Company's products are marketed and sold under another company's brand name and sold by another company's sales force. The Company believes its relationships with existing third party resellers have been a significant factor in the success to date of its therapeutic consumer products business.

     The Company experiences some seasonality in the sales of certain of its therapeutic patch products. The vapor cough suppressant patches and cold sore patches experience increased sales during the cough and cold season, which typically includes the fall and winter months. Sales of anti-itch patches increase during the summer months when insect bites and itching associated with poison oak/ivy/sumac are prevalent.

     In 2003, the Company sold its products in the U.S., Canada, Europe, Asia, and the Middle East. In prior years, the Company also sold its products in Latin America. Except for sales of the TheraPatch brand patch products into Canada, all of the Company's international sales were denominated in U.S. dollars. Thus, most of the impact of foreign currency transaction gains and losses were borne by the Company's customers. Export sales accounted for approximately 5% and 12% of total net sales for the years ended December 31, 2003 and 2002, respectively. The Company does not maintain a separate international marketing staff or operations.

The following table sets forth export sales in U.S. dollars by geographic area:

                       YEAR ENDED DECEMBER 31,
                       -----------------------
                          2003         2002
                          ----         ----
Europe                 $   71,601   $   21,096
Latin America                   0       85,608
Asia                       32,458            0
Canada                     97,462      509,537
Middle East               144,000      195,310
                       ----------   ----------
  Total Exports        $  345,521   $  811,551
                       ==========   ==========

CUSTOMERS

     Novartis, the Company's largest customer, accounted for 55% and 31% of the Company's net sales for the years ended December 31, 2003 and 2002, respectively. The Company's May 2000 Supply Agreements with Novartis provides that Novartis will purchase from the Company hydrogel patches which emit vapors that, when inhaled, act as a cough suppressant to provide relief of cough and cold symptoms. The agreements have an initial term that expires May 15, 2005. The Company's principal duty under the agreement is to manufacture the patches ordered by Novartis. The Company may not manufacture and sell the patches or any other vapor patches in the pediatric field of use or to any other reseller in the United States, but it may manufacture and sell competing patches under the Company's own brand name. The agreements do not require Novartis to purchase a minimum quantity each year and carry a six-month cancellation notice requirement by Novartis. The Company's results of operations could be adversely affected if Novartis decreased the purchases it makes under the agreements or cancels the agreement. Novartis has indicated their intent to stop using LecTec as a contract manufacturer for its topical patches during 2004. See "Going Concern and Wind Down of Operations" section above.

     In May 2002, Novartis and LecTec amended and restated the Supply Agreements, incorporating a number of changes that include a vehicle for prepayment against future orders. The prepayment balance, not to exceed $600,000, will represent an advance of orders placed approximately 60 days in advance of shipment. The parties have mutually agreed to allow the customer prepayment balance to exceed $600,000. The Company is currently renegotiating this agreement to take into account a more realistic maximum prepayment balance. In exchange for the prepayment program, the Company agreed to a conversion of a payable of $220,000 to a note payable, the execution of a non-exclusive license agreement that would survive the Company in the event of default on the Supply Agreements and the grant of a security interest in most of the Company's assets. On December 31, 2003 and February 29, 2004, the amount of the customer prepayment balance was approximately $1,077,000 and $691,000, respectively.

     Johnson & Johnson ("J&J") accounted for 16% and 14% of the Company's net sales for the years ended December 31, 2003 and 2002, respectively. The reseller agreement with J&J provides that J&J will purchase from the Company hydrogel patches for use in the treatment of acne. The agreement had an initial term that expired in May 2002; however both parties have been operating as if the Agreement were still in place. The Company's principal duty under the agreement is to manufacture the patches ordered by J&J. Under the terms of the agreement, J&J is required to purchase a minimum amount of patches in each year of the initial two-year term. During the term of the agreement, J&J has the exclusive worldwide right to market, sell and distribute the patches and the right of first negotiation as to any of the Company's new acne products utilizing the same technology. The Company has scheduled shipments to J&J into June 2004 but does not anticipate further shipments and does not anticipate that the reseller agreement will be renewed or extended. See "Going Concern and Wind Down of Operations" section above.

     The Company sold its products to 168 and 312 active customers (excluding TheraPatch sales to individual consumers) during the years ended December 31, 2003 and 2002, respectively. The Company's backlog orders as of February 29, 2004 totaled approximately $3,812,000, compared to approximately $2,628,000 on February 28, 2003.

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

     The Company's OTC TheraPatch family of analgesic cooling, warming, vapor, anti-itch, and cold sore patches competes with ointments, lotions, and creams as well as other OTC patch products manufactured by various competitors including, but not limited to, Chattem, Inc., Mentholatum Company, Pfizer, U.S. Dermatologics, Hisamitsu Pharmaceutical, W.F. Young, and Becton-Dickinson.

MANUFACTURING

     The Company manufactures its therapeutic patches at its Minnetonka, Minnesota facility. The Company's therapeutic products consist primarily of hydrogel-based, individually wrapped, breathable, self-adhering cloth patches that topically deliver therapeutic OTC medications. The Company's second facility in Edina, Minnesota is the primary site for the packaging and shipping of therapeutic products and the majority of the Company's warehouse capacity. The Company believes that the raw materials used in manufacturing its products are generally available from multiple suppliers. Inventory levels have been higher than normally needed for the current production levels due to pressure placed on the Company to prepay certain vendors to assure inventory availability.

     To assure that the Company's customers receive quality products, the Company's manufacturing process complies with standards that meet the requirements of Drug cGMP (Current Good Manufacturing Practice) and 21 CFR (Code of Federal Regulations) Parts 210 and 211.

RESEARCH AND DEVELOPMENT

     The Company's research and development staff consists of professionals drawn from the business and academic communities with experience in the biological, chemical, pharmaceutical and engineering sciences. While the Company has reduced its research & development ("R & D") staff and budget over the last two years, it continues to investigate, develop and implement new and improved products and technologies for topical patch delivery of OTC drugs or other materials utilizing its proprietary hydrogel-based technology. During 2003, the Company developed and launched one new private label analgesic pain patch for the U. S. OTC market. Another project, in its final stage of R & D, qualifies alternative raw materials, sources and processes for corn and callus medicated patches.

     The Company may develop products internally, jointly with corporations and/or inventors from outside the Company. The Company may then market resulting products by sponsoring partners or through a marketing arrangement with appropriate health care companies. Research and development contract opportunities are evaluated on an individual basis.

     During the years ended December 31, 2003 and 2002, the Company spent approximately $424,000 and $492,000 on research and development, or 5.9% and 7.2% of net sales, respectively.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     The Company has established a quality system to comply with applicable regulations. The quality system is associated with designing, planning, testing, manufacturing, packaging, labeling and distributing the Company's products that are subject to federal and foreign regulations and, in some instances, state and local government regulations.

     In early 1999, the Company was certified as meeting the requirements of ISO 9001 and EN46001 quality system standards. Certification was granted by TUV Product Service GmbH. In September 2001 and November 2002, the quality system was re-audited and certification was expanded to include ISO 13485, as well as recognition to be certified as a contract manufacturer for other consumer products companies.

     During the wind down of operations, adherence to the quality system has been modified to address those areas that are related to maintaining product integrity and regulatory compliance.

UNITED STATES REGULATION

     The Company is subject to Food and Drug Administration ("FDA") regulations concerning manufacturing practices and reporting obligations . These regulations require that development, manufacturing and quality assurance be performed according to FDA guidelines and in accordance with applicable Code of Federal Regulation documentation, control and testing requirements. The Company is also subject to inspection by the FDA at any time. The Company is required to report to the FDA serious adverse product incidents and to maintain a documentation and record keeping system in accordance with FDA regulations. The advertising of the Company's products is also subject to both FDA and Federal Trade Commission jurisdiction. If the FDA believes that the Company is not in compliance with any aspect of the law, it can institute proceedings to detain or seize products, issue a recall, stop future violations and assess civil and criminal penalties against the Company, its officers and its employees.

     The products manufactured by the Company are classified as either non-drug or over-the-counter ("OTC") drugs that are either not regulated or regulated by published FDA OTC monographs. Monographs are used to regulate OTC drugs that contain ingredients known to be safe and effective. Monographs have also established acceptable ingredients, combinations, concentrations and specific labeling requirements. Until all finished goods sold by the Company in the United States reach their expiration date, the Company will continue to be subject to federal FDA policy including current Good Manufacturing Practices ("GMP") and quality system regulations.

INTERNATIONAL REGULATION

     The Company's topical OTC drug delivery patches are marketed in Canada under applicable Canadian OTC monographs where appropriate, and they are reviewed and approved prior to commercialization by the Health Protection branch of Health Canada. Products sold in other international markets or communities require compliance with specific country regulations. International sales of our products are subject to the regulatory requirements of each country in which we sell our product. These requirements vary from country to country but generally are much less stringent than those in the United States. With the exception of Canada, distributors or purchasers of the Company's products are required to pursue regulatory approval in foreign countries. The distributors interface with foreign governments, assemble and format documentation provided by LecTec personnel, and respond to requested information by reviewers in the process of review and approval of individual product dossiers.

PATENTS AND TRADEMARKS

     The Company has U.S. and international patents on adhesive hydrogels, transdermal and topical delivery systems. Ten issued U.S. patents and three issued international patents are currently assigned to the Company. Twelve U.S. and international applications are pending. International patent applications are pending in numerous European countries, Canada, Israel and Hong Kong. The patents most pertinent to the Company's major products have a remaining legal duration ranging from ten to fourteen years. The Company also holds eleven registered trademarks and has one pending trademark.

     Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage.

     The Company expects that its products will be subject to continuous modifications due to improvements in materials and technological advances for medical products. Therefore, the Company's success does not depend solely upon ownership of patents but upon technical expertise, creative skills and the ability to forge these talents into the timely release of products.

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

EMPLOYEES

     As of December 31, 2003, 42 people were employed by the Company, of which 38 were full-time employees, two were part time employees and two were full time executive officers of the Company. None of the Company's employees are represented by labor unions or other collective bargaining units. The Company believes relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owned a building located in Minnetonka, Minnesota, containing approximately 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. On February 25, 2003, the building was sold to a third party and subsequently leased back. The initial term of the lease was 12 months with an option to extend the lease for two consecutive five-year terms. The lease contains a provision that grants the Company free rent for the 12 months following the transaction and thereafter extends the lease at a rate based on current market conditions in the local commercial rental market. The initial lease term has been extended for one year to February 2005. In addition, the Company leases a building in Edina, Minnesota containing approximately 14,500 square feet of warehouse and manufacturing space. The Edina building lease term extends through August 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol LECT until November 26, 2002 when the Company's stock was moved to the OTC Bulletin Board due to the Company's inability to satisfy the minimum bid price and stockholders' equity standards for continued listing.

     The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock quoted on the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                 Year Ended           Year Ended
                             December 31, 2003     December 31, 2002
                            -------------------   -------------------
                              High       Low        High       Low
                            --------   --------   --------   --------
Quarter ended March 31      $   1.00   $   0.25   $   3.05   $   1.16

Quarter ended June 30           0.65       0.25       1.45       0.60

Quarter ended Sept. 30          0.99       0.30       0.99       0.20

Quarter ended Dec. 31           1.01       0.30       0.95       0.30

     As of March 24, 2004, the Company had 3,979,327 shares of common stock outstanding, and approximately 274 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

     The Company has not declared or paid cash dividends on its common stock since its inception, and the Company intends to retain all earnings for use in its business for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS (See Wind Down of Manufacturing Operations on page 12 of this Report)

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NET SALES

     Net sales were $7,236,935 for the year ended December 31, 2003, an increase of 5.6% from net sales of $6,852,091 for the year ended December 31, 2002. The increase was primarily the result of higher sales in the contract manufacturing segment due to product acceptance and a stronger cough/cold season. The higher contract manufacturing sales in 2003 compared to the prior year were offset in part by 1) lower branded consumer product sales due to a reduction of TheraPatch products available and the lack of retail advertising and support programs and
2) the absence of conductive product sales in 2003 (the Company had conductive product sales of $743,181 in 2002) due to the sale of the Company's conductive products division in 2001.

     Contract manufacturing sales rose 44.9% for the year ended December 31, 2003 to $6,289,690 from $4,339,548 in the prior year. Worldwide sales to the Company's largest customer, Novartis Consumer Health, Inc. rose 60.2% in 2003 over the prior year. Sales to the Company's second largest customer, Johnson & Johnson/Neutrogena, rose 3.5% in 2003 over the prior year. Sales of branded consumer products decreased 51.9% for the year ended December 31, 2003 to $850,519 from $1,768,008 for the year ended December 31, 2002.

     Export sales currently consist primarily of TheraPatch brand therapeutic consumer products and Triaminic vapor patches. Export sales accounted for 4.8% and 11.8% of total net sales for the years ended December 31, 2003 and 2002, respectively. All international sales were in U.S. dollars with the exception of TheraPatch brand products sold in Canada. Export sales decreased by $466,030 to $345,521 for the year ended December 31, 2003 primarily the result of a large decline in international exports of Novartis-based contract goods to Canada.

GROSS PROFIT

     The Company's gross profit was $1,741,623 for the year ended December 31, 2003, an increase from $1,639,658 for the year ended December 31, 2002. As a percentage of total net sales, gross profit was 24.1% and 23.9% for the years ended December 31, 2003 and 2002, respectively. The increase in gross profit dollars for the year ended December 31, 2003 over the prior year resulted from the increase in sales of contract manufacturing products in 2003.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $576,374 or 8.0% of total net sales for the year ended December 31, 2003, compared to $1,413,503 or 20.6% of total net sales for the year ended December 31, 2002. The decrease for the year ended December 31, 2003 from 2002, was primarily due to reductions in salaries and related benefits, travel expenditures, broker commissions and other retail-related costs, and the elimination of advertising expenses, as the Company continued retrenching to a position of pursuing contract manufacturing opportunities that reduced the sales force and consolidated the consumer and contract marketing efforts. This resulted in across-the-board reductions and cuts in virtually every spending category. Currently the Company has no employee sales force and operates with a staff of two part time sales/customer service employees.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $1,933,575 or 26.7% of total net sales for the year ended December 31, 2003, compared to $2,226,518 or 32.5% of total net sales for the year ended December 31, 2002. The decrease for the year ended December 31, 2003 from 2002, was primarily due to a decrease in payroll and personnel-related expenses, consulting costs, and corporate legal fees, offset in part by an increase of $190,427 in rent expense recognized in 2003 related to the Company's sale and leaseback of its corporate facility in Minnetonka, Minnesota (see Note K of Notes to Financial Statements in Item 7 of this Report). The Company anticipates general and administrative expenditures will continue to decrease during the wind down period.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $424,457 or 5.9% of total net sales for the year ended December 31, 2003, compared to $491,515 or 7.2% of total net sales for the year ended December 31, 2002. The decrease for the year ended December 31, 2003 from 2002, resulted primarily from a decrease of $55,586 in labor related expenses due to staff reductions and turnover. Management believes that research and development expenditures will continue to decrease during the wind down period.

LOSS ON SALE OF BUILDING

     During the year ended December 31, 2003, the Company recorded a loss of $52,375 on the February 2003 sale and leaseback of its Minnetonka, Minnesota corporate facility. The Company also repaid an outstanding mortgage note payable in connection with the building sale (see Note C of Notes to Financial Statements in Item 7 of this Report).

OTHER INCOME AND EXPENSE

     Interest expense totaled $37,793 for the year ended December 31, 2003, compared to $141,674 for the year ended December 31, 2002. The decrease for the year ended December 31, 2003 from 2002, was primarily due to the cessation of interest associated with the mortgage note payable and to the cessation of minimum interest charges under a line of credit agreement that was terminated during 2002.

INCOME TAXES

     The Company recorded income tax expense of $3,000 for the year ended December 31, 2003 and income tax benefit of $25,473 for the year ended December 31, 2002. The income tax expense for the year ended December 31, 2003 resulted from minimum required Minnesota state taxes. The income tax benefit for the year ended December 31, 2002 resulted primarily from the refunding of taxes previously paid to cover the alternative minimum taxes associated with the gain on the sale of the conductive business.

OPERATIONS SUMMARY

     The net loss for the year ended December 31, 2003 was $1,281,761 compared to a net loss of $2,602,781 for the year ended December 31, 2002. The net losses in both 2003 and 2002 resulted primarily from lower branded consumer product sales, the absence of conductive product sales in 2003, low gross profit contributions, and high general and administrative expenses. The improvement in net loss in 2003 from 2002, resulted primarily from a reduction in general and administrative expenses due to a reduction in salaries and consulting expenses, and a reduction in sales and marketing expenses due to the cessation of advertising programs related to retail product sales. Gross profit as a percentage of total net sales was relatively flat for the year ended December 31, 2003 compared to 2002.

EFFECT OF INFLATION

     Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $187,744 to $483,844 at December 31, 2003 from $671,588 at December 31, 2002. The decrease was primarily due to the net loss for the year ended December 31, 2003 of $1,281,761. The accounts receivable balance decreased by $83,038 to $203,866 primarily due to lower branded consumer products sales in 2003. Inventories increased by $82,680 to $1,093,469 at December 31, 2003, primarily due to higher finished goods levels for contract manufacturing at December 31, 2003. Most of these finished goods were shipped in January and February 2004.

     Working capital deficit was $779,988 at December 31, 2003, compared to a working capital deficit of $1,058,534 at December 31, 2002. The Company's current ratio was 0.72 at December 31, 2003, compared to 0.67 at December 31, 2002.

     Capital spending for equipment totaled $22,001 for the year ended December 31, 2003. There were no material commitments for capital expenditures at December 31, 2003. Net property, plant and equipment decreased by $1,273,178 to $477,063 at December 31, 2003 from $1,750,241 at December 31, 2002, reflecting the sale and leaseback of the Company's corporate facility as well as the excess of depreciation expense over capital spending.

     Accounts payable decreased by $250,901 to $336,749 at December 31, 2003 from $587,650 at December 31, 2002, primarily due to decreased payables related to manufacturing, advertising and other expenses of the branded consumer products business as well as a decrease in the average number of days outstanding before payment.

     In 2001 the Company entered into a mortgage agreement with gross proceeds of $820,000. On February 25, 2003, this mortgage note payable was repaid in connection with the sale of the Company's Minnetonka, Minnesota corporate facility. The Company is leasing back the building from the purchaser at no cost for the first 12 months of the lease agreement.

     Shareholders' equity decreased by $1,120,567 to a deficit of $153,768 as of December 31, 2003 from shareholders' equity of $966,799 as of December 31, 2002, primarily due to the net loss incurred for year ended December 31, 2003 and the reasons stated above.

     In May 2002, the Company and Novartis Consumer Health, Inc. ("Novartis"), the Company's largest customer, amended and restated its Supply Agreements, incorporating a number of changes that included a vehicle for prepayment against future orders. Since that time the Company has been receiving advance payments from Novartis. At December 31, 2003, the amount owed to Novartis under product prepayment deposits was approximately $1,077,000. In exchange for this product prepayment program, the Company agreed to a conversion of a payable of $220,000 to a note payable, the execution of a non-exclusive license agreement that would survive the Company in the event of default on the Supply Agreement and the grant of a security interest in most of the Company's assets. The Company has also been receiving advance product payments from other customers. Maintaining adequate levels of working capital to support the Company's manufacturing operations has been and will be dependent upon the continuation of these advance product payments.

WIND DOWN OF MANUFACTURING OPERATIONS

     In September 2003, the Company learned that, as a result of a change in its internal supplier selection criteria, Novartis intends to stop using LecTec as a contract manufacturer for its topical patches during 2004. In addition, Johnson & Johnson Consumer Products Company, the Company's second largest customer, has indicated that it also intends to stop using the Company as a contract manufacturer in 2004. Novartis and Johnson & Johnson accounted for approximately 55% and 16% of the Company's net sales for the year ended December 31, 2003. Based on these anticipated changes, the Board of Directors has determined that the Company will cease manufacturing operations prior to the end of the third quarter of 2004. The Company anticipates that it will enter into a licensing agreement with Novartis and possibly other contract manufacturing customers to enable them to use the Company's proprietary patch technology in producing topical patch products in the future. However, there can be no assurance that the Company will be successful in entering into these licensing agreements. The Company currently believes that it will be able to wind down and exit its manufacturing operations and facility lease obligations without defaulting on its contractual obligations to any contract manufacturing customer. However, there can be no assurance that the Company will be able to exit manufacturing or its facility lease without defaulting on contractual obligations or other debts which become due and payable.

     It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. However, there can be no assurance that the Company will be successful in the wind down of manufacturing operations, selling off the manufacturing assets, renegotiating its manufacturing facility lease, negotiation of license agreements, or in the protection of the Company's rights related to intellectual property.

     In connection with the pending cessation of manufacturing operations, the Company has implemented employee reduction and retention programs to reduce the number of employees needed to support the wind down of manufacturing operations while retaining those employees who are critical to that process and to managing the Company's ongoing licensing agreements and intellectual property portfolio. The Company is exploring its alternatives with respect to the sale of its manufacturing assets, the renegotiation or termination of its leases and other contractual obligations, and other adjustments resulting directly from its exit from manufacturing operations. In addition, the Company will be considering other possible fundamental changes in future periods that could include, among other things, a sale of its remaining assets or of the business as a whole.

     The Company believes its existing cash and cash equivalents will not be sufficient to fund operations through 2004. The Company currently does not have any new or additional committed sources of capital or financing identified, and there can be no assurance that additional funding will be available in a timely manner, on acceptable terms, or at all. In addition, the Company may not be successful in winding down its manufacturing operations without defaulting on its existing contractual obligations, and may require additional funds for its ongoing operations during the wind down period. If adequate funds are not available, the Company may be forced to further scale-back, eliminate certain aspects of or cease operations entirely in the near future, or attempt to obtain funds through unfavorable arrangements with partners or others that may require the Company to relinquish rights to certain technologies or potential markets or which otherwise may be materially unfavorable to the Company. The survivability of the Company is also dependant upon the Company continuing to receive cash under the prepayment agreement it has with Novartis, its largest customer. All these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

CRITICAL ACCOUNTING POLICIES

     Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the years ended December 31, 2003 and 2002. Critical accounting policies are as follows:

REVENUE RECOGNITION

     For domestic sales, revenue is recognized when the product has been shipped to the customer and collection is probable. For international sales, revenue is recognized when the product is received by the customer and collection is probable.

IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. Projected discounted cash flows are used when reviewing these assets. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its long-lived assets for impairment at December 31, 2003. No impairment was noted as a result of this review.

ACCOUNTS RECEIVABLE

     The Company grants credit to customers in the normal course of business, but it generally does not require collateral or other security to support amounts due. Management performs on-going credit evaluation of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management expectations.

ADVERTISING

     The Company expenses the cost of advertising as incurred. There was no advertising expense for the year ended December 31, 2003. Advertising expense totaled approximately $231,000 for the year ended December 31, 2002.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

ITEM 7. FINANCIAL STATEMENTS

The balance sheets of the Company as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and the notes thereto have been audited by Grant Thornton LLP, Independent Certified Public Accountants.

                                    CONTENTS

                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................       15

FINANCIAL STATEMENTS

   BALANCE SHEETS....................................................       16

   STATEMENTS OF OPERATIONS..........................................       18

   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)......................       19

   STATEMENTS OF CASH FLOWS..........................................       20

   NOTES TO FINANCIAL STATEMENTS.....................................       22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
LecTec Corporation

                We have audited the accompanying balance sheets of LecTec Corporation, as of December 31, 2003 and 2002 and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B the Company has recurring negative cash flows from operations, net losses, and has a working capital deficiency at December 31, 2003. In addition, the Company plans to wind down manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in note
B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 7, 2004

                               LECTEC CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                         2003           2002
                                                     ------------   ------------
                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    483,844   $    671,588
   Receivables
     Trade, net of allowances of $46,000 and
        $80,655 at December 31, 2003 and 2002             203,866        286,904
     Other                                                      -         31,992
   Inventories                                          1,093,469      1,010,789
   Prepaid expenses and other                             220,813        112,831
                                                     ------------   ------------

                Total current assets                    2,001,992      2,114,104

PROPERTY, PLANT AND EQUIPMENT
   Land                                                         -        247,731
   Building and improvements                              375,550      1,973,386
   Equipment                                            4,529,189      4,544,698
   Furniture and fixtures                                 417,652        414,857
                                                     ------------   ------------
                                                        5,322,391      7,180,672
   Less accumulated depreciation                        4,845,328      5,430,431
                                                     ------------   ------------
                                                          477,063      1,750,241

OTHER ASSETS
   Patents and trademarks                                 211,595        285,862
                                                     ------------   ------------

                                                     $  2,690,650   $  4,150,207
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002


                                                                    2003             2002
                                                               --------------    --------------
                LIABILITIES AND
                   SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of long-term obligations                 $      232,564    $    1,154,404
   Accounts payable                                                   336,749           587,650
   Accrued expenses
     Payroll related                                                  132,997           181,984
     Retail support programs                                           10,000           125,894
     Reserve for sales returns and credits                            218,831           312,378
     Other                                                            140,557           160,255
   Customer deposits                                                1,710,282           650,073
                                                               --------------    --------------

                Total current liabilities                           2,781,980         3,172,638

LONG-TERM OBLIGATIONS, less current maturities                         62,438            10,770

COMMITMENTS AND CONTINGENCIES                                               -                 -

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 3,979,327 and 3,966,395 shares issued
      and outstanding at December 31, 2003 and 2002                    39,793            39,664
   Additional contributed capital                                  11,550,743        11,389,678
   Accumulated deficit                                            (11,744,304)      (10,462,543)
                                                               --------------    --------------
                                                                     (153,768)          966,799
                                                               --------------    --------------

                                                               $    2,690,650    $    4,150,207
                                                               ==============    ==============

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                               2003            2002
                                           ------------    ------------
Net sales                                  $  7,236,935    $  6,852,091
Cost of goods sold                            5,495,312       5,212,433
                                           ------------    ------------

         Gross profit                         1,741,623       1,639,658

Operating expenses
   Sales and marketing                          576,374       1,413,503
   General and administrative                 1,933,575       2,226,518
   Research and development                     424,457         491,515
   Loss on sale of building                      52,375               -
                                           ------------    ------------
                                              2,986,781       4,131,536
                                           ------------    ------------

         Loss from operations                (1,245,158)     (2,491,878)

Other income (expense)
   Interest expense                             (37,793)       (141,674)
   Other, net                                     4,190           5,298
                                           ------------    ------------

Loss before income taxes                     (1,278,761)     (2,628,254)

Income taxes (benefit)                            3,000         (25,473)
                                           ------------    ------------

         Net loss                          $ (1,281,761)   $ (2,602,781)
                                           ============    ============

Net loss per common share
   Basic                                   $      (0.32)   $      (0.66)
   Diluted                                 $      (0.32)   $      (0.66)

Weighted average shares outstanding
   Basic                                      3,967,529       3,957,445
   Diluted                                    3,967,529       3,957,445

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                             Common stock             Additional
                                                   -----------------------------     contributed      Accumulated
                                                       Shares         Amount           capital          deficit           Total
                                                   -------------   -------------    -------------    -------------    -------------
Balance at January 1, 2002                           3,940,920     $      39,409    $  11,360,552    $  (7,859,762)   $   3,540,199
   Common shares issued in connection with the
     employee stock purchase plan                        3,817                38            2,234                -            2,272
   Common shares issued in payment of employee
     compensation                                        9,000                90            8,010                -            8,100
   Common shares issued in payment of
     consulting services rendered                       12,658               127           18,882                -           19,009
   Net loss                                                  -                 -                -       (2,602,781)      (2,602,781)
                                                     ---------     -------------    -------------    -------------    -------------
Balance at December 31, 2002                         3,966,395            39,664       11,389,678      (10,462,543)         966,799
   Common shares issued in connection with the
     employee stock purchase plan                       12,932               129            3,065                -            3,194
   Warrants issued in connection with the sale
     of building                                             -                 -          158,000                -          158,000
   Net loss                                                  -                 -                -       (1,281,761)      (1,281,761)
                                                     ---------     -------------    -------------    -------------    -------------
Balance at December 31, 2003                         3,979,327     $      39,793    $  11,550,743    $ (11,744,304)   $    (153,768)
                                                     =========     =============    =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                     2003            2002
                                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                                      $ (1,281,761)   $ (2,602,781)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Common stock issued for payment of employee compensation and
         consulting services received                                                       -          27,109
       Loss on sale of property, plant and equipment                                   52,375               -
       Depreciation and amortization                                                  523,267         625,136
         Changes in operating assets and liabilities, net of dispositions:
              Trade and other receivables                                             115,030         486,658
              Inventories                                                             (82,680)        516,754
              Prepaid expenses and other                                              120,530         177,570
              Accounts payable                                                       (250,901)        (40,713)
              Accrued expenses                                                       (283,369)       (519,827)
              Customer deposits                                                     1,060,209         575,073
                                                                                 ------------    ------------
       Net cash used in operating activities                                          (27,300)       (755,021)
Cash flows from investing activities:
   Purchase of property, plant and equipment                                          (22,001)        (21,070)
   Proceeds from sale of property, plant and equipment                                845,000               -
   Investment in patents and trademarks                                               (49,905)        (81,002)
                                                                                 ------------    ------------
           Net cash provided by (used in) investing activities                        773,094        (102,072)
Cash flows from financing activities:
   Proceeds from the issuance of common stock                                           3,194           2,272
   Proceeds from borrowing on long-term obligations                                         -         220,000
   Repayment of mortgage note payable                                                (820,000)              -
   Repayment of long-term obligations                                                (116,732)       (118,796)
                                                                                 ------------    ------------
       Net cash provided by (used in) financing activities                           (933,538)        103,476
                                                                                 ------------    ------------
       Net decrease in cash and cash equivalents                                     (187,744)       (753,617)
Cash and cash equivalents - beginning                                                 671,588       1,425,205
                                                                                 ------------    ------------
Cash and cash equivalents - ending                                               $    483,844    $    671,588
                                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                    2003         2002
                                                                 ----------   ----------
Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                        $   26,009   $  136,589

   Cash paid during the year for income taxes                    $    3,000   $        -

Supplemental disclosure of non-cash activities:

   Leasehold improvement in exchange for lease obligation        $   66,560   $        -

   Fair value of warrants issued with the sale of building       $  158,000   $        -

   Value of free rent received with the sale of building         $  228,512   $        -

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

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

     Accounts Receivable

     The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Management performs on-going credit evaluation of customers based on past history.

     Accounts receivable are due within 30-60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                  DECEMBER 31,
                            -----------------------
                               2003         2002
                            ----------   ----------
     Raw materials          $  465,050   $  716,957
     Work in process            41,354       24,294
     Finished goods            587,065      269,538
                            ----------   ----------

                            $1,093,469   $1,010,789
                            ==========   ==========

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

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

                  Leasehold improvements           Life of lease
                  Equipment                         4 - 15 years
                  Furniture and fixtures             5 - 7 years

     Patents and trademarks consist primarily of the cost of applying for patents and trademarks and are amortized on a straight-line basis over the estimated useful life of the asset, generally five years.

     Amortized intangible assets consist of the following:

                        DECEMBER 31, 2003             DECEMBER 31, 2002
                   ----------------------------  ----------------------------
                   GROSS CARRYING  ACCUMULATED   GROSS CARRYING   ACCUMULATED
                       AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                   --------------  ------------  --------------  ------------
     Patents        $  1,508,613   $  1,298,900   $  1,576,583   $  1,309,223
     Trademarks            8,162          6,280         29,119         10,617
                    ------------   ------------   ------------   ------------

                    $  1,516,775   $  1,305,180   $  1,605,702   $  1,319,840
                    ============   ============   ============   ============

     Amortization expense of amortized intangible assets totaled $104,734 and $92,213 for the years ended December 31, 2003 and 2002. Amortization expense is expected to be as follows:

     YEAR ENDING DECEMBER 31,
     ------------------------
             2004                     $ 94,168
             2005                       74,937
             2006                       33,867
             2007                        7,891
             2008                          732

     The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. Projected discounted cash flows are used when reviewing these assets. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its long-lived assets for impairment at December 31, 2003. No impairment was noted as a result of this review.

     Revenue Recognition

     For domestic sales, revenue is recognized when the product has been shipped to the customer and collection is probable. For international sales, revenue is recognized when the product is received by the customer and collection is probable.

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

     Advertising

     The Company expenses the cost of advertising as incurred. There was no advertising expense for the year ended December 31, 2003. Advertising expense totaled approximately $231,000 for the year ended December 31, 2002.

     Research and Development

     Research and development costs are expensed as incurred.

     Income Taxes

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

     Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

     Common stock options and warrants to purchase 1,020,301 and 1,209,790 shares of common stock with a weighted average exercise price of $2.14 and $3.40 were outstanding during the years ended December 31, 2003 and 2002, but were excluded because they were anti-dilutive.

     Stock Based Compensation

     The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net loss, for the years ended December 31, 2003 and 2002. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based
     Compensation:

                                                  YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                    2003           2002
                                                ------------    ------------
     Net loss, as reported                      $ (1,281,761)   $ (2,602,781)
     Less: compensation expense determined
       under the fair value method                  (194,706)       (259,089)
                                                ------------    ------------
     Pro-forma net loss                         $ (1,476,467)   $ (2,861,870)
                                                ============    ============
     Net loss per share:
       Basic and diluted, as reported           $      (0.32)   $      (0.66)
       Basic and diluted, pro-forma             $      (0.37)   $      (0.72)

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

     The pro-forma information above should be read in conjunction with the related historical information.

     The weighted average fair value of options granted during the years ended December 31, 2003 and 2002 was $0.40 and $0.63. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the years ended December 31, 2003 and 2002; zero dividend yield, expected volatility of 164% and 121%, risk-free interest rate of 2.99% and 3.13%, and expected lives of 4.0 years.

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

     Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company for the year ended December 31, 2002. The liability recognition requirements are applicable prospectively to all guarantees issued or modified after January 1, 2003. The Company currently does not have guarantees within the scope of this pronouncement, and therefore this pronouncement did not have a material impact on the Company's financial position or results of operations.

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained before January 31, 2003 and applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation is not anticipated to have an impact on the Company's consolidated financial position or results of operations.

NOTE B - LIQUIDITY AND GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring negative cash flows from operations and net losses resulting in an accumulated deficit of $11,744,304 as of December 31, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $779,988. In addition, the Company's two largest customers have indicated their intention to discontinue their supply arrangements with the Company during 2004. It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon profitable operations of the Company and access to working capital financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company cease operations or be unable to continue in existence.

     At December 31, 2003, the Company's cash resources are insufficient to fund operations for the foreseeable future without the continuation of prepayment terms on future product orders with the Company's major customers or obtaining additional outside capital or funding. Furthermore, the Company does not have any other financing resources in place from which the it can borrow or obtain additional working capital. These factors raise substantial doubt about its ability to continue as a going concern.

     There can be no assurance that sources of additional capital or funds will be available on terms acceptable to the Company, if at all. If the Company is not successful in obtaining additional funding or in continuing prepayment terms on future product orders with its major customers it may not be able to continue as a going concern.

NOTE C - LONG-TERM OBLIGATIONS

     Long-term debt consists of the following:

                                                   DECEMBER 31,
                                           ---------------------------
                                               2003           2002
                                           ------------   ------------
     Mortgage note payable     (a)         $          -   $    820,000
     Promissory note payable   (b)              220,000        220,000
     Capital lease obligations (c)               75,002        125,174
                                           ------------   ------------
                                                295,002      1,165,174
     Less current maturities                    232,564      1,154,404
                                           ------------   ------------

                                           $     62,438   $     10,770
                                           ============   ============

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

     Scheduled maturities of long-term obligations are as follows:

     YEAR ENDING DECEMBER 31,
     ------------------------
              2004                         $ 232,564
              2005                             7,296
              2006                             5,271
              2007                             5,823
              2008                             6,433
              Thereafter                      37,615
                                           ---------
                                           $ 295,002
                                           =========

(a) The Company had a mortgage note payable to a bank. The principal balance was due in December 2002 and was extended until April 2003. Monthly interest payments were computed at the prime rate plus 5.0% (effective rate of 9.25% at December 31, 2002). The mortgage was collateralized by the Company's Minnetonka corporate facility. In February 2003, the Company sold the Minnetonka facility and repaid the mortgage (see Note K).

(b) In May 2002, the Company entered into a $220,000 promissory note with a major customer. The principal balance of the note was originally due in December 2003 and is subject to ongoing negotiations regarding payment. Interest is accrued at the prime rate plus 2.0% (effective rate of 6.0% and 6.25% at December 31, 2003 and 2002). The promissory note is collateralized by substantially all of the Company's assets.

(c) Capital lease obligations are due in various monthly installments up to $879, including interest up to 19.1% through June 2013, and are generally collateralized by equipment.

NOTE D - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company conducts its operations in two leased facilities. One lease expires in February 2005 and the other in August 2008. Both leases provide for payment of a portion of taxes and other operating expenses by the Company. The Company also leases various equipment under operating leases which run through June 2005. Total rent expense for operating leases was $283,671 and $261,899 for the years ended December 31, 2003 and 2002.

     Future minimum lease commitments under operating leases are as follows:

     YEAR ENDING DECEMBER 31,
     ------------------------
               2004               $    195,423
               2005                     79,267
               2006                     51,540
               2007                     51,540
               2008                     34,360

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

     Employee Benefit Plan

     The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees. The plan allows Company matches of 50% of employee contributions up to 5% of a participant's compensation. The Company suspended its matching contributions during the year ended December 31, 2002. The Company's contributions under the plan were $3,874 for the year ended December 31, 2002. The Company may also make discretionary contributions. No discretionary contributions were made for the years ended December 31, 2003 and 2002.

     Legal Proceedings

     The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

NOTE E - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                          YEAR ENDED DECEMBER 31,
                       ----------------------------
                           2003            2002
                       ------------    ------------
     Current           $      3,000    $    (25,473)
     Deferred                     -               -
                       ------------    ------------

                       $      3,000    $    (25,473)
                       ============    ============

     Differences between income tax expense (benefit) and the statutory federal income tax rate are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        2003           2002
                                                     ----------     ----------
     Federal statutory income tax rate                 (34.0)%       (34.0)%
     State income taxes, net of federal effect           0.1             -
     Change in valuation allowance                      33.7          33.7
     Other                                               0.5          (0.7)
                                                       -----         -----

                                                         0.3%         (1.0)%
                                                       =====         =====

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

     Deferred tax assets and liabilities consists of the following:

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         2003            2002
                                                     ------------    ------------
     Current assets:
       Inventories                                   $    101,700    $    107,700
       Vacation pay                                        18,500          37,500
       Other                                              155,100         141,500
                                                     ------------    ------------

                Net current assets                        275,300         286,700

     Long-term assets (liabilities):
       Net operating loss carry-forwards                4,147,500       3,752,900
       Tax credit carry-forwards                          295,200         294,300
       Depreciation                                       (37,500)        (62,300)
       Charitable contribution carry-forwards               5,200          14,300
       Other                                               20,200          47,400
                                                     ------------    ------------

                Net long-term assets                    4,430,600       4,046,600
                                                     ------------    ------------

                Net deferred tax assets                 4,705,900       4,333,300
                Less valuation allowance               (4,705,900)     (4,333,300)
                                                     ------------    ------------
                    Net deferred tax asset           $          -    $          -
                                                     ============    ============

     At December 31, 2003, the Company has available net operating loss carry-forwards of approximately $12,000,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carry-forwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carry-forwards begin to expire in 2008. A valuation allowance has been recorded for these net operating loss carry-forwards and all other deferred tax assets as they may not be realizable. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized.

NOTE F - EQUITY TRANSACTIONS

     Employee Stock Purchase Plan

     The Company had an employee stock purchase plan which expired in November 2003. The plan allowed eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price was the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company issued a total of 95,840 shares in connection with purchases by employees during the life of the plan, including 12,932 and 3,817 shares for $3,194 and $2,272 for the years ended December 31, 2003 and 2002.

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

     Stock Options and Warrants

     The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 873,950 shares of common stock are available for grants of options under the plans at December 31, 2003. Options under the Company's plans are granted at fair market value and expire at five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after three to four years.

     A summary of the Company's stock option transactions is as follows:

                                                           WEIGHTED
                                            NUMBER OF       AVERAGE
                                              SHARES    EXERCISE PRICE
                                            ---------   --------------
     Outstanding at December 31, 2001       1,244,448     $     4.60
       Granted                                 43,500           0.85
       Exercised                                    -              -
       Canceled                              (107,806)          3.11
                                            ---------     ----------

     Outstanding at December 31, 2002       1,180,142           2.06
       Granted                                164,000           0.46
       Exercised                                    -              -
       Canceled                              (536,794)          1.08
                                            ---------     ----------

     Outstanding at December 31, 2003         807,348     $     2.39
                                            =========     ==========

     A total of 727,345 and 913,358 options were exercisable at December 31, 2003 and 2002, with a weighted average exercise price of $2.56 and $2.38, respectively.

     On July 1, 2002, 803,958 options outstanding with a weighted average grant price of $4.54 per share were re-priced to $0.81 per share. At December 31, 2003, 247,983 of these options were exercisable. No compensation expense was recorded by the Company in connection with the re-pricing, as the exercise price exceeded the market price on the date of the re-pricing. At December 31, 2003 the exercise price of the re-priced options equaled the ending market price for the Company's common stock, therefore no compensation expense was required to be recorded for the year ended December 31, 2003.

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

     The following information applies to grants that are outstanding at December 31, 2003:

                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                          ------------------------------------------   -------------------------
                                           WEIGHTED         WEIGHTED                    WEIGHTED
                                            AVERAGE          AVERAGE                     AVERAGE
        RANGE OF            NUMBER         REMAINING        EXERCISE      NUMBER        EXERCISE
     EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE     PRICE      EXERCISABLE       PRICE
     ---------------      -----------   ----------------   ---------    -----------     --------
     $0.31 - $ 0.35         107,000       4.7 years        $    0.34       75,000       $   0.35
     $0.75 - $ 0.81         349,700       1.9 years             0.80      318,033           0.80
     $1.75 - $ 2.00         127,500       2.0 years             1.95      111,164           1.96
     $2.75 - $ 3.63          71,700       1.1 years             2.97       71,700           2.97
     $5.00 - $ 6.63          80,000       3.5 years             5.85       80,000           5.85
     $8.38 - $10.00          71,448       1.3 years             9.50       71,448           9.50
                            -------                                       -------

                            807,348                                       727,345
                            =======                                       =======

     Stock Repurchase Program

     The Company has a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.6% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. There were no shares repurchased during the years ended December 31, 2003 and 2002. Since the program's inception, the Company has repurchased 175,650 shares for $543,400.

     Warrants

     In connection with the sale of the Company's corporate facility during the year ended December 31, 2003 (see Note K), the Company issued warrants to an outside party to purchase 200,000 shares of common stock. The warrants are fully exercisable and entitle the holder to purchase common stock at $0.90 per share until February 25, 2008. The Company also has outstanding warrants to another outside party to purchase 12,953 shares of common stock. The warrants are fully exercisable and entitle the holder to purchase common stock at $6.25 per share until November 20, 2004.

NOTE G - SEGMENT INFORMATION

     The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. The Company's product lines have similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within major product lines as well as overlap between major product lines. The Company's executive decision makers evaluate sales performance based on the total sales of each product line and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. The Company sold its conductive product line during the fiscal year ended June 30, 2001, but continued to manufacture conductive products for the buyer through August 2002.

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

     Net sales by product line were as follows:

                                            YEAR ENDED DECEMBER 31,
                                          ---------------------------
                                              2003           2002
                                          ------------   ------------
     Conductive products                             -   $    743,181
     Therapeutic consumer products        $  7,236,935      6,108,910
                                          ------------   ------------

                                          $  7,236,935   $  6,852,091
                                          ============   ============

     Export sales accounted for approximately 5% and 12% of total net sales during the years ended December 31, 2003 and 2002. Export sales are attributed to geographic region based upon the location of the customer. Gross export sales by geographic area were as follows:

                                             YEAR ENDED DECEMBER 31,
                                           ---------------------------
                                               2003           2002
                                           ------------   ------------
     Europe                                $     71,601   $     21,096
     Latin America                                    -         85,608
     Asia                                        32,458              -
     Canada                                      97,462        509.537
     Middle East                                144,000        195,310
                                           ------------   ------------

                                           $    345,521   $    811,551
                                           ============   ============

NOTE H - MAJOR CUSTOMERS

     The Company had gross sales greater than 10% to the following customers:

                                             YEAR ENDED DECEMBER 31,
                                           ---------------------------
                                               2003           2002
                                           ------------   ------------
     Customers:
       A                                         55%             31%
       B                                         16%             14%

     Accounts receivable from customer A represented 11% of trade receivables at December 31, 2003 and less than 1% of trade receivables at December 31, 2002. Accounts receivable from customer B represented 2% at December 31, 2003. There were no accounts receivable from customer B at December 31, 2002. Management believes that the loss of these two major customers will have a material adverse effect on the Company.

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

NOTE I - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     YEAR ENDED DECEMBER 31, 2003
                                                     ------------------------------------------------------------
                                                        FIRST           SECOND           THIRD          FOURTH
                                                       QUARTER         QUARTER          QUARTER         QUARTER
                                                       -------         -------          -------         -------
     Net sales                                       $  1,645,690    $  1,624,416    $  1,978,007    $  1,988,822
     Gross profit                                         491,299         391,007         339,477         519,840
     Net loss                                            (359,486)       (433,548)       (343,797)       (144,930)
     Net loss per share
       Basic and diluted                             $      (0.09)   $      (0.11)   $      (0.09)   $      (0.04)

     Weighted average common shares outstanding
         Basic and diluted                              3,966,395       3,966,395       3,966,395       3,970,893

                                                                     YEAR ENDED DECEMBER 31, 2002
                                                     ------------------------------------------------------------
                                                        FIRST           SECOND           THIRD          FOURTH
                                                       QUARTER         QUARTER          QUARTER         QUARTER
                                                       -------         -------          -------         -------
     Net sales                                       $  1,514,495    $  1,583,007    $  2,013,949    $  1,740,640
     Gross profit                                         464,858         456,248         583,461         135,091
     Net loss                                            (806,981)       (767,603)       (370,461)       (657,736)
     Net loss per share
       Basic and diluted                             $      (0.20)   $      (0.19)   $      (0.09)   $      (0.17)

     Weighted average common shares outstanding
         Basic and diluted                              3,950,343       3,954,877       3,957,982       3,966,395

NOTE J - SALE OF CONDUCTIVE BUSINESS ASSETS AND RESTRUCTURING

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

     Revenues and cost of goods sold for the conductive business are as follows:

                              YEAR ENDED DECEMBER 31,
                            ---------------------------
                                2003           2002
                            ------------   ------------
     Net sales              $          -   $    743,000
     Cost of good sold                 -        529,000
                            ------------   ------------
     Gross profit           $          -   $    214,000
                            ============   ============

                               LECTEC CORPORATION

                           DECEMBER 31, 2003 AND 2002

NOTE K - SALE OF CORPORATE FACILITY

     On February 25, 2003, the Company sold its corporate facility in Minnetonka, Minnesota for an aggregate purchase price of $910,270 and recorded a loss on sale of the building of $52,375. In connection with the sale, the Company entered into a lease of its corporate facility which grants the Company free rent for the 12 months following the sale/leaseback transaction and thereafter extends the lease at a rate based on current market conditions. Also, the purchaser received a warrant for the purchase of 200,000 shares of common stock at $0.90 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the reports we file or submit under the Exchange Act over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     During the quarter ended December 31, 2003, there were no changes in our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         NAME                AGE                                         TITLE
         ----                ---                                         -----
Timothy P. Fitzgerald        64        Chief Executive Officer, President, and Director
John D. LeGray               58        Vice President, Quality Assurance, and Regulatory Affairs and Corporate Secretary
Lee M. Berlin                82        Director
Alan C. Hymes, M.D.          72        Director
Judd A. Berlin               47        Director

     Timothy P. Fitzgerald has served as CEO and President and has also been a Director since October 31, 2003. Previously Mr. Fitzgerald served as Vice President, Operations since he joined the Company in February 2000. Prior to joining the Company, he served as President of United Recycling, Inc. from 1997 to 1999. Mr. Fitzgerald's career includes technical and senior management positions at Bell & Howell Co., International Data Engineering, Inc. and Varitronic Systems, Inc.

     John D. LeGray joined the Company in September 1997 and has served as Vice President, Quality Assurance and Regulatory Affairs since November 1998. Mr. LeGray's career includes technical and management positions at DiaSorin Inc., Bayer Corporation and Abbott Laboratories.

     Lee M. Berlin has been a Director since 1981 and served as Chairman of the Board from 1983 through May 1993. He served as the Company's Chief Executive Officer from 1983 to 1989. Prior to joining the Company, Mr. Berlin served in a variety of foreign and domestic marketing, product development and general management positions with Minnesota Mining & Manufacturing Company ("3M").

     Alan C. Hymes, M.D is a founder of the Company and has been a Director since 1977. In addition, Mr. Hymes acts as the Company's medical consultant. Mr. Hymes was engaged in the private practice of surgery since 1968 but has recently retired. He is a diplomat of the American Board of Surgery and the American Board of Thoracic and Cardiovascular Surgery.

     Judd A. Berlin has been a director since May 29, 2003. Mr. Berlin is a multinational entrepreneur and founder of Hello Corporation, an Asian-based company operating call centers for Fortune 100 companies. Mr. Berlin has also founded companies in Europe, the Middle East and Asia in food distribution, broadcasting, and entertainment production. Mr. Berlin has an MBA from St. Thomas University in St. Paul, Minnesota, and is the son of Lee M. Berlin.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such executive officers, directors, and greater than 10% beneficial owners are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners have been satisfied.

AUDIT COMMITTEE

     Lee M. Berlin and Alan C. Hymes, M.D. (Chairman) comprise the Audit Committee of the Board of Directors pursuant to the rules of the Securities & Exchange Commission. Due to the Company's size, financial condition and prospects, the Board has not sought to add a Board member who would qualify as a financial expert under the definition promulgated by the Securities & Exchange Commission. Based on the size and complexity of the Company's financial statements, the Board does not believe that the absence of a financial expert materially undermines the ability of its Audit Committee to fulfill its obligations.

ETHICS CODE

     The Company has adopted a Code of Business Ethics applicable to all employees and its executive officers. The Company's Code of Business Ethics is an incorporated part of the LecTec Employee Handbook and is required to be read and signed-off on upon the commencement of employment with the Company. A copy of the Company's Code of Business Ethics is available free of charge from the Secretary of the Company.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows the cash and non-cash compensation for the years ended December 31, 2003, 2002, and 2001, paid to the Company's Chief Executive Officer and the other executive officers and key employees of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                               Annual Compensation Awards      Compensation
                                               --------------------------  ---------------------      (3)
                                      Year                                 Securities Underlying    All Other
Name and Principal Position         Ended (1)   Salary            Bonus          Options (2)      Compensation
---------------------------         ---------   ------            ------   --------------------   ------------
Timothy P. Fitzgerald               12/31/03   $ 114,063         $      -               -          $        -
   Chief Executive Officer          12/31/02     112,826                -          55,000               1,853
   and President                    12/31/01     122,760           22,000          30,000               2,625

John D. LeGray                      12/31/03     107,422                -               -                   -
   Vice President, Quality          12/31/02     107,103                -          70,000                 113
   Assurance & Regulatory Affairs   12/31/01     116,533           31,326          30,000               2,913

Rodney A. Young (4)                 12/31/03     151,229                -               -                   -
   Former Chairman, President       12/31/02     220,310                -         360,000                 568
   and Chief Executive Officer      12/31/01     238,191           80,000          60,000               2,221

Timothy R. J. Quinn (5)             12/31/03     109,771                -               -                   -
   Former Vice President and        12/31/02     121,852                -          88,000                 258
   General Manager,                 12/31/01     132,581           35,640          30,000               1,750
   Consumer Products

------------------------

(1) On September 5, 2001, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. Therefore, for the year ended December 31, 2001, information for the six-month stub year ended December 31, 2001 has been combined with information for the six months ended June 30, 2001 in the table.

(2) During the year ended December 31, 2002, Mr. Fitzgerald had a total of 55,000 options repriced; Mr. LeGray had a total of 70,000 options repriced; Mr. Young had a total of 360,000 options repriced; and Mr. Quinn had a total of 88,000 options repriced.

(3) Reflects matching contributions under the Company's 401(k) and Profit Sharing Plan.

(4)  Mr. Young resigned effective July 30,2003.

(5)  Mr. Quinn resigned effective October 24, 2003.

OPTION GRANTS DURING LAST YEAR

     There were no grants of stock options under the Company's Stock Option Plans during the year ended December 31, 2003 to any executive officers of the Company.

AGGREGATED OPTION EXERCISES DURING LAST YEAR AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of options during the year ended December 31, 2003 and unexercised options held as of December 31, 2003, by each of the executive officers and key employees named in the Summary Compensation Table above.

                                                   NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                            SHARES               OPTIONS AT DEC. 31, 2003     AS OF DEC. 31, 2003 (1)
                           ACQUIRED    VALUE    --------------------------  --------------------------
        NAME             ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
        ----             -----------  --------  -----------  -------------  -----------  -------------
Timothy P. Fitzgerald         0       $      0     45,000       10,000       $      0     $      0
John D. LeGray                0              0     60,000       10,000              0            0
Rodney A. Young (2)           0              0          -            -              0            0
Timothy R. J. Quinn (3)       0              0     78,000            -              0            0

-------------------------

(1) "Value" has been determined based on the difference between the last sale price of the Company's common stock as reported by the Nasdaq OTC Bulletin Board on December 31, 2003 ($0.81) and the per share option exercise price, multiplied by the number of shares subject to the in-the-money options.

(2)  Mr. Young resigned effective July 30,2003.

(3) Mr. Quinn resigned effective October 24,2003. All exercisable outstanding stock options expired January 24, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of three non-employee directors, Judd
A. Berlin, Lee M. Berlin, and Alan C. Hymes, M.D. Judd A. Berlin was appointed Compensation Committee Member and Chairman effective November 20, 2003. Lee M. Berlin and Alan C. Hymes, M.D. have served on the Committee for the entire year ended December 31, 2003. Judd A. Berlin is the son of Lee M. Berlin.

     Lee Berlin was formerly an officer of the Company, having served as both Chairman of the Board and Chief Executive Officer of the Company. There were no other Compensation Committee "interlocks" within the meaning of the Securities and Exchange Commission rules.

CHANGE IN CONTROL PLANS

     The Company's Change in Control Termination Pay Plan provides for termination payments to executive officers if they are terminated within twelve months of a change in control. The plan provides for termination payments to the Chief Executive Officer equal to twenty times his monthly base salary and termination payments for all other executive officers equal to twelve times the executives monthly base salary.

     In July 1999, the Company adopted the Improved Shareholder Value Cash Bonus Plan which provides cash bonus payments to executive officers if the Company is acquired by or merged with another company, and the valuation of the Company for purposes of the acquisition or merger equals or exceeds the minimum level defined by the plan. Cash bonus payments to executive officers increase as the total valuation of the Company for purposes of the sale or merger increases, thus aligning the interests of the executive officers with the interests of the shareholders and providing an incentive to the executive officers to maximize shareholder value.

     In August 2002, the Company adopted a Stay in Place Executive Retention Program which provides cash bonus payments to executive officers if the Company obtains a strategic capital investment of at least $2,500,000. This program is meant to reward the executive team for staying with the Company during difficult times and for efforts associated with obtaining a strategic investment that does not constitute an entire sale of the business.

TERMINATION AND SEVERANCE PLAN

     In connection with the wind down activities discussed in Part I of this Report, the Company has made severance arrangements with its executive officers and employees which would provide a severance benefit equal to one week of base pay for each year or partial year of service to the Company plus health plan benefits under COBRA for two to three months following termination. Payments will be made only if executive officers and employees remain employees of the Company through a pre-determined end-of-service period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes, with respect to the Company's equity compensation plans, the number of shares of the Company's common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company's equity compensation plans as of December 31, 2003.

                                                                                   NUMBER OF SECURITIES
                                                            WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO BE   EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                ISSUED UPON EXERCISE OF       OUTSTANDING       EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,      OPTIONS, WARRANTS      (EXCLUDING SECURITIES
        PLAN CATEGORY             WARRANTS AND RIGHTS          AND RIGHTS     REFLECTED IN THE FIRST COLUMN)
        -------------             -------------------          ----------     ------------------------------
Equity compensation plans
approved by security holders            651,298                   $ 2.71                 255,000

Equity compensation plans
not approved by security
holders                                 156,050 (1)               $ 1.03                 618,950
                                        -------                   ------                 -------

            Total                       807,348                   $ 2.39                 873,950
                                        =======                   ======                 =======

-------------------------

(1) Includes 131,050 options under the 2001 Stock Option Plan (see below) and 25,000 free standing options issued to a former officer of the Company.

LECTEC CORPORATION 2001 STOCK OPTION PLAN

     The LecTec Corporation 2001 Stock Option Plan (the "Plan") was designed (i) to aid in maintaining and developing personnel capable of assuring the future success of the Company and to offer such personnel additional incentives to put forth maximum efforts for the success of the business, and (ii) to afford such personnel an opportunity to acquire a proprietary interest in the Company through stock options. An aggregate of 750,000 shares are authorized for issuance under the Plan pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock grants ("Awards"). The Plan became effective on July 1, 2001 and terminates on July 1, 2011.

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

     The exercise price, option term, and time and method of exercise of the stock options granted under the Plan are determined by the Committee. Subject to the terms of the Plan and any applicable agreement, the grant price, term, method of exercise, date of exercise, method of settlement and any other term and condition of any stock appreciation right are determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate. Shares of restricted stock and restricted stock units are subject to such restrictions as the Committee may impose (including, without limitation, a waiver by participants of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate. Any restricted stock granted under the Plan are evidenced by issuance of a stock certificate or certificates, which certificate or certificates are held by the Company. Except as otherwise determined by the Committee, upon a participant's termination of employment during the applicable restriction period, all shares of restricted stock and all restricted stock units held by the participant at such time are forfeited and reacquired by the Company . The Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all-remaining restrictions with respect to shares of restricted stock or restricted stock units. Finally, the Committee is authorized, subject to the terms of the Plan and any applicable award agreement, to grant to eligible persons shares of common stock without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the Plan.

TABLE OF SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of December 31, 2003, by each person, or group of affiliated persons, who is known to beneficially own more than 5% of LecTec's common stock, each of its directors, each of its executive officers named in the Summary Compensation Table above and all of its directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2003 are considered outstanding. The column entitled "Number of Shares Beneficially Owned" includes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days of December 31, 2003. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of December 31, 2003 are listed separately under the column entitled "Number of Shares Underlying Options Beneficially Owned." Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 3,979,327 shares of common stock outstanding on December 31, 2003. The address of each director and executive officer named below is the same as that of the Company.

                                                          NUMBER OF
                                                            SHARES
                                            NUMBER OF     UNDERLYING
                                             SHARES         OPTIONS     PERCENT OF
                                          BENEFICIALLY   BENEFICIALLY     SHARES
                 NAME                        OWNED          OWNED      OUTSTANDING
                 ----                        -----          -----      -----------
Lee M. Berlin (1)                            439,884        34,125        10.96%
Alan C. Hymes, M.D.                          433,498        34,125        10.80%
Judd A. Berlin                               137,145             -         3.45%
John D. LeGray                                78,660        70,000         1.94%
Timothy R. J. Quinn (2)                       78,000        78,000         1.92%
Timothy P. Fitzgerald                         59,325        55,000         1.47%
Rodney A. Young (3)                                -             -            -
All directors and executive officers as
a group (7 persons)                        1,226,512       271,250        28.86%

-----------------
(1)  Includes 75,605 shares owned by Mr. Berlin's wife.

(2) Mr. Quinn resigned effective October 24,2003. All exercisable outstanding stock options expired January 24, 2004.

(3)  Mr. Young resigned effective July 30,2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                              Method of
                                                                               Filing
                                                                               ------
   3.01   Articles of Incorporation of LecTec Corporation, as amended            (1)

   3.02   Bylaws of LecTec Corporation                                           (1)

  10.01   Certificate of Secretary pertaining to Resolution of Board of
          Directors of LecTec Corporation, dated October 30, 1986,
          implementing a Profit Sharing Bonus Plan                               (1)

**10.02   LecTec Corporation 1989 Stock Option Plan                              (2)

**10.03   LecTec Corporation 1991 Directors' Stock Option Plan                   (2)

  10.04   First amendment dated May 5, 1997 between LecTec Corporation and
          Rushmore Plaza Partners Limited Partnership                            (2)

  10.05   Omitted

  10.06   Change In Control Termination Pay Plan adopted May 27, 1998            (3)

**10.07   LecTec Corporation Employee Stock Purchase Plan                        (4)

**10.08   LecTec Corporation 1998 Stock Option Plan                              (5)

**10.09   LecTec Corporation 1998 Directors' Stock Option Plan                   (5)

Exhibit                                                                                 Method of
  No.                                                                                    Filing
-------                                                                                 ---------
 *10.10      Supply Agreement dated as of March 21, 2000 by and between LecTec
             Corporation and Johnson & Johnson Consumer Companies, Inc. and
             Neutrogena Corporation                                                       (6)

 *10.11      Supply Agreement dated as of May 15, 2000 by and between LecTec
             Corporation and Novartis Consumer Health, Inc.                               (6)

  10.12      Omitted

  10.13      Asset Purchase Agreement dated November 17, 2000 by and among The
             Ludlow Company LP, Sherwood Services AG and LecTec Corporation               (8)

  10.14      Omitted

**10.15      LecTec Corporation 2001 Stock Option Plan                                    (9)

  10.16      Supply and Non-exclusive License Agreement By and Between LecTec
             Corporation and Novartis Consumer Health, Inc. dated May 8, 2002.           (10)

  10.17      Promissory Note By and Between LecTec Corporation and Novartis
             Consumer Health, Inc. dated May 8, 2002.                                    (10)

  10.18      Promissory Note By and Between LecTec Corporation and Novartis
             Consumer Health, Inc. dated May 8, 2002.                                    (10)

  10.19      Security Agreement By and Between LecTec Corporation and Novartis
             Consumer Health, Inc. dated May 8, 2002.                                    (10)

  10.20      Sale Leaseback Agreement By and Between LecTec Corporation and Larry
             Hopfenspirger, dated February 25, 2003.                                     (11)

  10.21      Office/warehouse lease dated May 23, 2003, by and between SMD Lincoln
             Investments LLC and LecTec Corporation.                                     (12)

  23.01      Consent of Grant Thornton LLP                                               (13)

  24.01      Power of Attorney                                                           (14)

  31.01      Certification of Principal Executive Officer                                (13)

  31.02      Certification of Principal Financial Officer                                (13)

  32.01      Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as
             adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.          (13)

  99.01      Cautionary Statements                                                       (13)

     Notes to Exhibits - Method of Filing

     * Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

     ** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

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

     (8) Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2001

     (9) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

     (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     (11) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     (12) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

     (13) Filed herewith.

     (14) Included on signature page.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table sets forth information concerning fees and services billed by the Company's principal outside accountants, Grant Thornton LLP:

                      FEES AND SERVICES BILLED
                      YEAR ENDED DECEMBER 31,
                      -------------------------
                          2003          2002          NATURE OF SERVICES PROVIDED
                      -----------   -----------       ---------------------------
Audit fees             $  78,668     $  61,748      Audits and quarterly reviews of
                                                  financial statements of the Company
                                                          and its 401(k) Plan
Audit-related fees             -             -
Tax fees                   8,240        11,025    Tax return preparation and research
All other fees                -              -
                       ---------     ---------
                       $  86,908     $  72,773
                       =========     =========

     All audit fees were approved by the Audit Committee of the Board of Directors, comprising approximately 91% and 85% of total fees billed by Grant Thornton LLP for the years ended December 31, 2003 and 2002, respectively. Audit fees billed for the year ended December 31, 2003 include approximately $20,000 of progress billings for the 2003 audit. The base audit fee for the year-end audit (excluding quarterly reviews and expenses) was $43,000 for both 2003 and 2002. The Audit Committee has considered whether non-audit services provided by Grant Thornton LLP during these years were compatible with maintaining Grant Thornton LLP's independence.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

                                           LECTEC CORPORATION

                                           /s/ Timothy P. Fitzgerald
                                           -----------------------------------
                                           Timothy P. Fitzgerald
                                           Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy P. Fitzgerald (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-KSB of LecTec Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy P. Fitzgerald                                         March 29, 2004
---------------------------------------
Timothy P. Fitzgerald
Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Lee M. Berlin                                                 March 29, 2004
---------------------------------------
Lee M. Berlin
Director

/s/ Alan C. Hymes, M.D.                                           March 29, 2004
---------------------------------------
Alan C. Hymes, M.D.
Director

/s/ Judd A. Berlin                                                March 29, 2004
---------------------------------------
Judd A. Berlin
Director

                                  EXHIBIT INDEX

Exhibit No.
-----------
       3.01    Articles of Incorporation of Registrant, as amended (Note 1).

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

      10.05    Omitted.

   ** 10.06    Change In Control Termination Pay Plan adopted May 27, 1998 (Note 3).

   ** 10.07    LecTec Corporation Employee Stock Purchase Plan (Note 4).

   ** 10.08    LecTec Corporation 1998 Stock Option Plan (Note 5).

   ** 10.09    LecTec Corporation 1998 Directors' Stock Option Plan (Note 5).

    * 10.10    Supply Agreement dated as of March 21, 2000 by and between LecTec
               Corporation and Johnson & Johnson Consumer Companies, Inc. and
               Neutrogena Corporation (Note 6).

    * 10.11    Supply Agreement dated as of May 15, 2000 by and between LecTec
               Corporation and Novartis Consumer Health, Inc (Note 6).

      10.12    Loan Agreement and Promissory Note by and between LecTec
               Corporation and Equity Holdings II dated December 21, 2000 (Note
               7).

      10.13    Asset Purchase Agreement dated November 17, 2000 by and among The
               Ludlow Company LP, Sherwood Services AG and LecTec Corporation
               (Note 8).

      10.14    Omitted.

   ** 10.15    LecTec Corporation 2001 Stock Option Plan (Note 9).

      10.16    Supply and Non-exclusive License Agreement By and Between LecTec
               Corporation and Novartis Consumer Health, Inc. dated May 8, 2002
               (Note 10).

      10.17    Promissory Note By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. dated May 8, 2002 (Note 10).

      10.18    Promissory Note By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. dated May 8, 2002 (Note 10).

      10.19    Security Agreement By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. dated May 8, 2002 (Note 10).

      10.20    Sale Leaseback Agreement By and Between LecTec Corporation and
               Larry Hopfenspirger, dated February 25, 2003 (Note 11).

      10.21    Office/warehouse lease May 23, 2003, by and between SMD Lincoln
               Investments LLC and LecTec Corporation (Note 12).

      23.01    Consent of Grant Thornton LLP. (Note 13)

      24.01    Power of Attorney. (Note 14)

      31.01    Certification of Principal Executive Officer. (Note 13)

      31.02    Certification of Principal Financial Officer (Note 13)

      32.01 Chief Executive Officer Certification Pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Note 13).

      99.01    Cautionary Statements (Note 13).

Exhibit Notes:

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

(8) Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2001.

(9) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(11) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(12) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(13) Filed herewith.

(14) Included on signature page.