Form 10QSB
period 2004-03-31
LECTEC CORP /MN/
filed 2004-05-12
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----------------- to -----------

                        Commission file number: 0-16159

                               LECTEC CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

           Minnesota                                           41-1301878
-------------------------------------                  ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

10701 Red Circle Drive, Minnetonka, Minnesota                    55343
---------------------------------------------          ------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (952) 933-2291
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  [X]       No  [ ]


The number of shares outstanding of the issuer's common stock as of May 12, 2004 was 4,017,327 shares.

Transitional Small Business Disclosure Format (Check one):

Yes  [ ]       No  [X]

                               LECTEC CORPORATION

      REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                               TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited) ..    I-1

Item 2.     Management's Discussion and Analysis or Plan of Operation................................    I-10

Item 3.     Controls and Procedures..................................................................    I-12

                                             PART II - OTHER INFORMATION

Item 1.     Legal Proceedings........................................................................    II-1

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities...........    II-1

Item 3.     Defaults Upon Senior Securities..........................................................    II-1

Item 4.     Submission of Matters to a Vote of Security Holders......................................    II-1

Item 5.     Other Information........................................................................    II-1

Item 6.     Exhibits and Reports on Form 8-K.........................................................    II-1

            Signature Page...........................................................................    II-2

---------------------

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on major customers and the continuance of prepayment terms; competitive forces including new products or pricing pressures; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding and capital requirements for operating needs, expansion or capital expenditures and the matters discussed on the "Cautionary Statements" filed as Exhibit 99.01 to the Company's Report on Form 10-KSB for the year ended December 31, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1- CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
        FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                   (Unaudited)
                                                                    March 31,      December 31,
                                                                      2004             2003
                                                                  -------------   --------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $    733,506    $     483,844
    Trade and other receivables, net of allowances of $41,767
      and $46,000 at March 31, 2004 and December 31, 2003              100,254          203,866
    Inventories:
      Raw materials                                                    540,267          465,050
      Work-in-process                                                   15,087           41,354
      Finished goods                                                   222,504          587,065
                                                                  ------------    -------------
                                                                       777,858        1,093,469

    Prepaid expenses and other                                         222,255          220,813
                                                                  ------------    -------------

          Total current assets                                       1,833,873        2,001,992

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                           409,474          477,063

OTHER ASSETS:

    Patents and trademarks, less accumulated amortization of
     $1,328,434 and $1,305,180 at March 31, 2004 and
     December 31, 2003                                                 219,814          211,595
                                                                  ------------    -------------
                                                                  $  2,463,161    $   2,690,650
                                                                  ============    =============

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED


                                                                   (Unaudited)
                                                                    March 31,      December 31,
                                                                       2004           2003
                                                                  -------------   --------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current maturities of long-term obligations                        231,826          232,564
    Accounts payable                                                   377,996          336,749
    Accrued expenses                                                   370,651          361,828
    Reserve for sales returns and credits                              208,626          140,557
    Customer deposits                                                1,215,897        1,710,282
                                                                  ------------    -------------

          Total current liabilities                                  2,404,996        2,781,980

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                          60,442           62,438

COMMITMENTS AND CONTINGENCIES                                                -                -

SHAREHOLDERS' DEFICIT:
    Common stock, $.01 par value: 15,000,000 shares authorized;
      3,979,327 shares issued and outstanding at
      March 31, 2004 and December 31, 2003                              39,793           39,793
    Additional paid-in capital                                      11,627,507       11,550,743
    Accumulated deficit                                            (11,669,577)     (11,744,304)
                                                                  ------------    -------------

                                                                        (2,277)        (153,768)
                                                                  ------------    -------------

                                                                  $  2,463,161    $   2,690,650
                                                                  ============    =============

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                                  -----------------------------
                                                                      2004            2003
                                                                  -------------   -------------
Net sales                                                         $   2,479,300   $   1,645,690
Cost of goods sold                                                    1,733,535       1,154,391
                                                                  -------------   -------------

     Gross profit                                                       745,765         491,299

Operating expenses:
   Sales and marketing                                                   67,948         198,077
   General and administrative                                           450,901         482,365
   Research and development                                             147,240         101,532
   Loss on sale of building                                                   -          52,375
                                                                  -------------   -------------

                                                                        666,089         834,349
                                                                  -------------   -------------

     Income (loss) from operations                                       79,676        (343,050)

Other income (expense):
   Interest expense                                                      (4,791)        (18,932)
   Other, net                                                              (158)          2,496
                                                                  -------------   -------------

     Net income (loss)                                            $      74,727   $    (359,486)
                                                                  =============   =============

Net income (loss) per share:
     Basic                                                        $        0.02   $       (0.09)
                                                                  =============   =============
     Diluted                                                      $        0.02   $       (0.09)
                                                                  =============   =============

Weighted average shares outstanding:
     Basic                                                            3,979,327       3,966,395
                                                                  =============   =============
     Diluted                                                          4,140,735       3,966,395
                                                                  =============   =============

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended March 31,
                                                                  --------------------------------
                                                                      2004              2003
                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $     74,727      $    (359,486)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Loss on sale of building                                             -             52,375
        Depreciation and amortization                                   90,843            138,285
        Compensation expense related to repriced stock options          76,765                  -
        Changes in operating assets and liabilities:
            Trade and other receivables                                103,612            131,770
            Inventories                                                315,611           (159,089)
            Prepaid expenses and other                                  (1,442)             8,584
            Accounts payable                                            41,247            172,637
            Accrued expenses and other                                  76,891           (179,888)
            Customer deposits                                         (494,385)           (37,103)
                                                                  ------------      -------------

            Net cash provided by (used in) operating activities        283,869           (231,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                -             (5,927)
    Proceeds from sale of property, plant and equipment                      -            845,000
    Investment in patents and trademarks                               (31,473)           (30,678)
                                                                  ------------      -------------

            Net cash provided by (used in) investing activities        (31,473)           808,395

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of mortgage note payable                                       -           (820,000)
    Repayment of long-term obligations                                  (2,734)           (30,877)
                                                                  ------------      -------------

            Net cash used in financing activities                       (2,734)          (850,877)
                                                                  ------------      -------------

            Net increase (decrease) in cash and cash equivalents       249,662           (274,397)

Cash and cash equivalents at beginning of period                       483,844            671,588
                                                                  ------------      -------------

Cash and cash equivalents at end of period                        $    733,506      $     397,191
                                                                  ============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest expense                                             $      1,455      $      17,168


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with the sale
  of building                                                     $          -      $     158,000
Value of free rent received in connection with the sale
  of building                                                     $          -      $     228,512

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

                                   (Unaudited)

(1)    GENERAL

         The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of and for the three month periods ended March 31, 2004 and 2003. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       BUSINESS SUMMARY

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

       CRITICAL ACCOUNTING POLICIES

         Some of the most critical accounting policies include:

         Revenue Recognition

         For domestic sales, revenue is recognized when the product has been shipped to the customer and collection is probable. For international sales, revenue is recognized when the product is received by the customer and collection is probable.

         Inventories

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

       LIQUIDITY, GOING CONCERN, AND WIND DOWN OF MANUFACTURING OPERATIONS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring negative cash flows from operations and net losses resulting in an accumulated deficit of $11,669,577 as of March 31, 2004 and, as of that date, the Company's current liabilities exceeded its current assets by $571,123. In addition, the Company's two largest customers have indicated their intention to discontinue their supply arrangements with the Company during 2004. It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property.

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

         At March 31, 2004, the Company's cash resources are insufficient to fund operations for the foreseeable future without the continuation of prepayment terms on future product orders with the Company's major customers or obtaining additional outside capital or funding. Furthermore, the Company does not have any other financing resources in place from which the it can borrow or obtain additional working capital. These factors raise substantial doubt about its ability to continue as a going concern.

         There can be no assurance that sources of additional capital or funds will be available on terms acceptable to the Company, if at all. If the Company is not successful in obtaining additional funding, or in continuing prepayment terms on future product orders with its major customers, it may not be able to continue as a going concern.

(3)    NET INCOME (LOSS) PER SHARE

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 302,861 and 1,189,415 shares of common stock with weighted average exercise prices of $4.39 and $2.00 were outstanding during the three-month periods ended March 31, 2004 and 2003, respectively, but were excluded from the calculation because they were anti-dilutive.

(4)    SEGMENTS

         The Company operates its business in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. The Company also has only one major product line - therapeutic topical skin patch products for the consumer market. The Company's products have similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies vary within individual products as well as overlap between products. The Company's executive decision makers evaluate sales performance based on the total sales of each product and profitability on a total company basis, due to shared infrastructures, to make operating and strategic decisions. Net sales by product line for the three-month periods ended March 31, 2004 and 2003 were as follows:

                                                 Three months ended
                                                      March 31,
                                             --------------------------
                                                2004            2003
                                                ----            ----
Therapeutic consumer products                $2,476,426      $1,641,614
Skin care products                                2,874           4,076
                                             ----------      ----------
                                             $2,479,300      $1,645,690
                                             ==========      ==========

(5)    LONG-TERM OBLIGATIONS

         In May 2002, the Company entered into a $220,000 promissory note with a major customer related to the costs incurred by the customer associated with resolving a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the note was originally due in December 2003 and is subject to ongoing negotiations regarding payment. Interest is accrued at the prime rate plus 2.0% (effective rate of 6.0% at March 31, 2004). The promissory note is collateralized by substantially all of the Company's assets.

         The Company has capital lease obligations related to its leased corporate facility as well as leased computer and production equipment. Capital lease obligations are due through June 2013 in various monthly installments up to $879 and carry interest up to 19.1%. The obligations are generally collateralized by equipment. At March 31, 2004, the principal balance remaining on capital lease obligations was $72,268.

(6)    CUSTOMER DEPOSITS

         The Company receives advance payments from customers for future product orders and records these amounts as liabilities. At March 31, 2004, the Company had recorded customer deposits of $1,215,897.

(7)    SALE OF CORPORATE FACILITY

         In February 2003, the Company sold its corporate facility in Minnetonka, Minnesota for an aggregate purchase price of $910,270, repaid the balance of the mortgage note payable of $820,000, and recorded a loss on sale of $52,375 during the quarter ended March 31, 2003. In connection with the sale, the Company entered into a lease of its corporate facility which granted the Company free rent for the twelve months following the sale/leaseback transaction and thereafter extends the lease at costs based on current market conditions. The lease has been extended to February 2005 at a base rent per month of $10,853. Also in connection with the sale, the purchaser received a warrant to purchase 200,000 shares of common stock at $0.90 per share.

(8)    STOCK BASED COMPENSATION

         In July 2002, 803,958 stock options with a weighted average exercise price of $4.54 per share were re-priced to $0.81 per share. At March 31, 2004, 198,500 of these options were outstanding, 196,833 of which were exercisable. No compensation expense was recorded by the Company in connection with the re-pricing, as the exercise price exceeded the market price on the date of the re-pricing. However, at March 31, 2004 the ending market price for the Company's common stock exceeded the exercise price of the re-priced options. Accordingly, compensation expense of $76,765 was recorded for the three months ended March 31, 2004.

         The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost related to stock option grants is reflected in net income or loss for the three months ended March 31, 2004 and 2003. The following table illustrates the effect on net income or loss if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation:

                                                        Three months ended
                                                            March 31,
                                                     ------------------------
                                                     2004                2003
                                                     ----                ----
Net income (loss), as reported                      $74,727           $(359,486)
  Less: compensation expense
  determined under the fair value
  method                                            (26,805)            (49,954)
                                                    -------           ---------
Pro-forma net income (loss)                         $47,922           $(409,440)
                                                    =======           =========

Net income (loss) per share:

  Basic, as reported                                $  0.02           $   (0.09)
  Basic, pro-forma                                     0.01               (0.10)

  Diluted, as reported                                 0.02               (0.09)
  Diluted, pro-forma                                   0.01               (0.10)

         The pro-forma information above should be read in conjunction with the related historical information.

         The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $1.09 and $0.56. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the three months ended March 31, 2004 and 2003; zero dividend yield, expected volatility of 179% and 144%, risk-free interest rates of 2.72% and 3.24% and expected lives of 3.0 and 4.0 years, respectively.

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

(9)    INCOME TAXES

         No federal or state income taxes were provided for the quarter ended March 31, 2004, due to available tax credit and net operating loss carryforwards to the current period. The provision for income tax benefits for the quarter ended March 31, 2003 has been offset by a valuation allowance for deferred taxes.

(10)   RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company for the year ended December 31, 2002. The liability recognition requirements are applicable prospectively to all guarantees issued or modified after January 1, 2003. The Company currently does not have guarantees within the scope of this pronouncement, and therefore this interpretation is not anticipated to have an impact on the Company's consolidated financial position or results of operations

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained before January 31, 2003 and applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation is not anticipated to have an impact on the Company's consolidated financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

RESULTS OF OPERATIONS

         Total net sales for the first quarter of 2004 were $2,479,300 compared to net sales of $1,645,690 for the first quarter of 2003, an increase of 50.7%. The increase was the result of higher therapeutic consumer contract manufacturing sales due to product acceptance and a stronger cough/cold season.

         Contract manufacturing net sales increased 74.6% to $2,328,771 for the first quarter of 2004 from $1,333,538 for the same period in the prior year. Contract manufacturing net sales for the first quarter of 2004 includes sales of $601,973, or 24.3% of total net sales, from two customers for which the Company does not anticipate any future orders.

         Therapeutic branded consumer product net sales decreased 71.8% in the first quarter of 2004 to $88,076 from $312,152 for the same period in the prior year. The branded consumer product sales decrease was attributable to a reduction in the number of TheraPatch products available and the lack of retail advertising and support programs.

         Gross profit for the first quarter of 2004 was $745,765, compared to $491,299 for the first quarter of 2003, an increase of 51.7%. Gross profit as a percent of net sales for the first quarter of 2004 was 30.1% compared to 29.9% for the first quarter of the prior year. The increase in gross profit dollars for the first quarter of 2004 resulted primarily from the increased contract manufacturing sales volume. The slight increase in gross profit as a percentage of net sales for the first quarter of 2004 resulted primarily from lower inventory obsolescence costs offset in part by first quarter 2004 accruals for employee severance costs related to the manufacturing wind down (see "Wind Down of Manufacturing Operations" below).

         Sales and marketing expenses were $67,948 and $198,077 during the first quarters of 2004 and 2003, and as a percentage of net sales, were 2.7% and 12.0%, respectively. The decrease in sales and marketing expenses was primarily due to reductions in salaries and related benefits, travel expenditures, broker commissions and other retail-related costs, and the elimination of advertising expenses, as the Company retrenched to a position of pursuing contract manufacturing opportunities that reduced the sales force and consolidated the consumer and contract marketing efforts. Currently the Company has no employee sales force and operates with a staff of two part time sales/customer service employees.

         General and administrative expenses were $450,901 and $482,365 during the first quarters of 2004 and 2003, and as a percentage of net sales, were 18.2% and 29.3%, respectively. The decrease in general and administrative expenses was primarily due to declines in headcount, consulting costs, corporate legal fees, travel and entertainment expenses, building depreciation and bad debt expense, offset in part by first quarter 2004 compensation expense related to re-priced stock options outstanding (see Note 8 of Notes to Condensed Financial Statements in Item 1 of this Report), accruals for employee severance costs and rent expense related to the Company's sale and leaseback of its corporate facility in Minnetonka, Minnesota (see Note 7 of Notes to Condensed Financial Statements in Item 1 of this Report). The Company anticipates general and administrative expenditures will continue to decrease during the manufacturing wind down period (see "Wind Down of Manufacturing Operations" below).

         Research and development expenses for the first quarters of 2004 and 2003 were $147,240 and $101,532, and as a percentage of net sales, were 5.9% and 6.2%, respectively. The increase in research and development expenses resulted primarily from an increase in first quarter 2004 patent-related legal costs, accruals for employee severance costs and compensation expense related to re-priced stock options outstanding (see Note 8 of Notes to Condensed Financial Statements in Item 1 of this Report), offset in part by decreases in headcount and compensation-related expenses due to staff turnover. The Company anticipates research and development expenditures will decrease during the manufacturing wind down period (see "Wind Down of Manufacturing Operations" below).

         During the quarter ended March 31, 2003, the Company recorded a loss of $52,375 on the February 2003 sale and leaseback of its Minnetonka, Minnesota corporate facility. The Company also repaid an outstanding mortgage note payable in connection with the building sale (see Note 7 of Notes to Condensed Financial Statements in Item 1 of this Report).

         Interest expense declined in the first quarter of 2004 to $4,791 from $18,932 in the first quarter of 2003. The decline resulted primarily from the absence of mortgage interest in connection with the sale of the Minnetonka, Minnesota corporate facility in February 2003. Other expense for the first quarter of 2004 was $158 compared to other income of $2,496 for the first quarter of 2003. The decline was primarily the result of decreased interest income on overnight investment of available operating cash.

         The Company recorded net income of $74,727 for the first quarter of 2004 compared to a net loss of $359,486 for the first quarter of 2003. The improvement in income (loss) was primarily the result of higher contract manufacturing sales coupled with lower operating expenses resulting from the shift in focus to contract manufacturing and the related cost reduction efforts.

         No federal or state income taxes were provided for the first quarter of 2004, due to available tax credit and net operating loss carryforwards to the current period. The provision for income tax benefits for the first quarter of fiscal 2003 has been offset principally by a valuation allowance for deferred taxes.

         Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $249,662 during the quarter ended March 31, 2004 to $733,506 at quarter-end. The increase in cash and cash equivalents during the first quarter of 2004 was due to cash provided by operating activities of $283,869. Trade and other receivables decreased $103,612 during the first quarter of 2004 to $100,254 at March 31, 2004, primarily due to lower branded consumer products sales. Inventories decreased by $315,611 during the first quarter of 2004 to $777,858 at March 31, 2004, from $1,093,469 at December 31, 2003, due primarily to the shipment of several lots of contract manufacturing finished goods in January and February 2004 which were produced in the fourth quarter of 2003. Accounts payable increased $41,247 during the first quarter of 2004 to $377,996 at March 31, 2004, from $336,749 at December 31, 2003, primarily due to the timing of inventory purchases and raw material receipts.

         There was no capital spending for the first quarter of 2004 and there were no material commitments for capital expenditures at March 31, 2004. Investments in patents and intellectual property was $31,473 for the quarter ended March 31, 2004. Cash used in financing activities totaled $2,734 for the quarter ended March 31, 2004, due to the repayment of long-term capital lease obligations.

         The Company had a working capital deficit of $571,123 and a current ratio of 0.76 at March 31, 2004 compared to a working capital deficit of $779,988 and a current ratio of 0.72 at December 31, 2003. The improvement in the working capital deficit and current ratio during the quarter ended March 31, 2004 is primarily due to first quarter 2004 shipments against product prepayments received in 2003.

         In May 2002, the Company and Novartis Consumer Health, Inc. ("Novartis"), the Company's largest customer, amended and restated its Supply Agreements, incorporating a number of changes that included a vehicle for prepayment against future orders. Since that time the Company has been receiving advance payments on future production orders from Novartis. At March 31, 2004, the amount owed to Novartis under product prepayment deposits was approximately $1,070,000. In exchange for this product prepayment program, the Company agreed to a conversion of a payable of $220,000 to a note payable, the execution of a non-exclusive license agreement that would survive the Company in the event of default on the Supply Agreements and the grant of a security interest in most of the Company's assets. The Company has also been receiving advance product payments from other customers. Maintaining adequate levels of working capital to support the Company's manufacturing operations has been and will be dependent upon the continuation of these advance product payments.

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

ITEM 3  - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the reports we file or submit under the Exchange Act.

         During the quarter ended March 31, 2004, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

         None.

ITEM 2  - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
           SECURITIES

         None.

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5  - OTHER INFORMATION

         None.

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

Item No.                                                   Item
--------         -----------------------------------------------------------------------------------------
  31.01          Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002, filed herewith.

  31.02          Certification of Acting Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002, filed herewith.

  32.01          Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  99.01          Cautionary Statements (incorporated herein by reference to Exhibit 99.01 to the Company's
                 Report on Form 10-KSB for the fiscal year ended December 31, 2003).


         (b)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LECTEC CORPORATION

Date May 12, 2004                         By /s/ Timothy P. Fitzgerald
                                             -------------------------
                                             Timothy P. Fitzgerald
                                             Chief Executive Officer & President
                                             (principal financial officer)