Form 10QSB
period 2004-06-30
LECTEC CORP /MN/
filed 2004-08-16
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ to______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
        (Exact name of small business issuer as specified in its charter)


             Minnesota                                         41-1301878
---------------------------------------                   --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  10701 Red Circle Drive, Minnetonka, Minnesota                   55343
-------------------------------------------------               ----------
  (Address of principal executive offices)                      (Zip Code)

                                 (952) 933-2291
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  [X]       No  [ ]


The number of shares outstanding of the issuer's common stock as of August 16, 2004 was 4,017,994 shares.

Transitional Small Business Disclosure Format (Check one):

Yes  [ ]       No  [X]

                               LECTEC CORPORATION

       REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS


                                       PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited)      I-1

Item 2.    Management's Discussion and Analysis or Plan of Operation                                   I-10

Item 3.    Controls and Procedures                                                                     I-13


                                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           II-1

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities              II-1

Item 3.    Defaults Upon Senior Securities                                                             II-1

Item 4.    Submission of Matters to a Vote of Security Holders                                         II-1

Item 5.    Other Information                                                                           II-1

Item 6.    Exhibits and Reports on Form 8-K                                                            II-1

           Signature Page                                                                              II-3


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

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS


                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                       (Unaudited)
                                                                         June 30,   December 31,
                                                                           2004        2003
                                                                       -----------  ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                             $  891,642   $  483,844
 Trade and other receivables, net of allowances of $36,197
  and $46,000 at June 30, 2004 and December 31, 2003                          652      203,866
 Inventories:
  Raw materials                                                           450,722      465,050
  Work-in-process                                                          90,081       41,354
  Finished goods                                                          296,062      587,065
                                                                       ----------   ----------
                                                                          836,865    1,093,469

 Prepaid expenses and other                                                72,153      220,813
                                                                       ----------   ----------

       Total current assets                                             1,801,312    2,001,992


PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                              416,650      477,063

OTHER ASSETS:
 Patents and trademarks, less accumulated amortization of $1,352,308
  and $1,305,180 at June 30, 2004 and December 31, 2003                   195,940      211,595
                                                                       ----------   ----------
                                                                       $2,413,902   $2,690,650
                                                                       ==========   ==========

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED


                                                                 (Unaudited)
                                                                   June 30,     December 31,
                                                                     2004           2003
                                                                 -----------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term obligations                        231,114         232,564
  Accounts payable                                                   218,717         336,749
  Accrued expenses                                                   366,564         361,828
  Reserve for sales returns and credits                              188,407         140,557
  Customer deposits                                                1,402,613       1,710,282
                                                                ------------    ------------

       Total current liabilities                                   2,407,415       2,781,980

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                        57,982          62,438


COMMITMENTS AND CONTINGENCIES                                              -               -

SHAREHOLDERS' DEFICIT:
  Common stock, $.01 par value: 15,000,000 shares authorized;
    4,017,994 and 3,979,327 shares issued and outstanding at
    June 30, 2004 and December 31, 2003, respectively                 40,180          39,793
  Additional paid-in capital                                      11,569,063      11,550,743
  Accumulated deficit                                            (11,660,738)    (11,744,304)
                                                                ------------    ------------
                                                                     (51,495)       (153,768)
                                                                ------------    ------------
                                                                $  2,413,902    $  2,690,650
                                                                ============    ============


                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                               ------------------------------        -------------------------------
                                                                    2004             2003               2004                2003
                                                               -----------        -----------        -----------        ------------
Net sales                                                      $ 1,520,146        $ 1,624,416        $ 3,999,446        $ 3,270,106
Cost of goods sold                                               1,146,872          1,233,409          2,880,407          2,387,800
                                                               -----------        -----------        -----------        -----------

           Gross profit                                            373,274            391,007          1,119,039            882,306

Operating expenses
    Sales and marketing                                             31,103            165,598             99,051            363,675
    General and administrative                                     219,105            555,430            670,006          1,037,795
    Research and development                                       121,561             97,249            268,801            198,781
    Loss on sale of building                                             -                  -                  -             52,375
                                                               -----------        -----------        -----------        -----------

                                                                   371,769            818,277          1,037,858          1,652,626
                                                               -----------        -----------        -----------        -----------

           Income (loss) from operations                             1,505           (427,270)            81,181           (770,320)

Other income (expenses)
    Interest expense                                                (5,181)            (5,721)            (9,972)           (24,653)
    Other, net                                                      12,515               (557)            12,357              1,939
                                                               -----------        -----------        -----------        -----------

           Net income (loss)                                   $     8,839        $  (433,548)       $    83,566        $  (793,034)
                                                               ===========        ===========        ===========        ===========


Net income (loss) per share:
           Basic                                               $      0.00        $     (0.11)       $      0.02        $     (0.20)
                                                               ===========        ===========        ===========        ===========
           Diluted                                             $      0.00        $     (0.11)       $      0.02        $     (0.20)
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding:
           Basic                                                 4,016,089          3,966,395          3,997,708          3,966,395
                                                               ===========        ===========        ===========        ===========
           Diluted                                               4,047,985          3,966,395          4,094,361          3,966,395
                                                               ===========        ===========        ===========        ===========


                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           2004           2003
                                                                        ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  83,566      $(793,034)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Loss on sale of building                                                  -         52,375
      Depreciation and amortization                                       182,091        271,479
      Changes in operating assets and liabilities:
        Trade and other receivables                                       203,214        137,525
        Inventories                                                       256,604       (333,878)
        Prepaid expenses and other                                        148,660         80,247
        Accounts payable                                                 (118,032)       145,507
        Accrued expenses and other                                         52,586       (266,155)
        Customer deposits                                                (307,669)       537,302
                                                                        ---------      ---------

        Net cash provided by (used in) operating activities               501,020       (168,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               (74,550)       (11,005)
  Proceeds from sale of property, plant and equipment                           -        845,000
  Investment in patents and trademarks                                    (31,473)       (43,993)
                                                                        ---------      ---------

        Net cash provided by (used in) investing activities              (106,023)       790,002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of mortgage note payable                                            -       (820,000)
  Repayment of long-term obligations                                       (5,906)       (61,674)
  Proceeds from exercise of stock options                                  18,707              -
                                                                        ---------      ---------

        Net cash provided by (used in) financing activities                12,801       (881,674)
                                                                        ---------      ---------

        Net increase (decrease) in cash and cash equivalents              407,798       (260,304)

Cash and cash equivalents at beginning of period                          483,844        671,588
                                                                        ---------      ---------

Cash and cash equivalents at end of period                              $ 891,642      $ 411,284
                                                                        =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest expense                                                      $   3,299      $  36,785


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with the sale of building   $       -      $ 158,000
Value of free rent received in connection with the sale of building     $       -      $ 228,512

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                                   (Unaudited)

(1)   GENERAL

      The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2)   BUSINESS SUMMARY AND CRITICAL ACCOUNTING POLICIES

      BUSINESS SUMMARY

      The Company is a health care and consumer products company that develops and manufactures products based on its advanced skin interface technologies. Primary products include a complete line of over-the-counter ("OTC") therapeutic patches. The Company is principally a contract manufacturer of topical therapeutic patches. All of the products manufactured by the Company are designed to be effective, safe, and highly compatible with skin.

      CRITICAL ACCOUNTING POLICIES

      Some of the Company's most critical accounting policies include:

      Revenue Recognition. For domestic sales, revenue is recognized when the product has been shipped to the customer and collection is probable. For international sales, revenue is recognized when the product is received by the customer and collection is probable.

      Impairment of Long-Lived Assets. The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. Projected discounted cash flows are used when reviewing these assets. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its long-lived assets for impairment at June 30, 2004. No impairment was noted as a result of this review.

      Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      LIQUIDITY, GOING CONCERN, AND WIND DOWN OF MANUFACTURING OPERATIONS

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring negative cash flows from operations and net losses resulting in an accumulated deficit of $11,660,738 as of June 30, 2004 and, as of that date, the Company's current liabilities exceeded its current assets by $606,103. In addition, during 2004 the Company's two largest customers are going to discontinue their supply arrangements with the Company. It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon profitable operations of the Company and the continuation of product prepayment terms with the Company's largest customer (Novartis Consumer Health, Inc.). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company cease operations or be unable to continue in existence.

      In connection with the pending cessation of manufacturing operations, the Company has implemented employee reduction and retention programs to reduce the number of employees needed to support the wind down of manufacturing operations while retaining those employees who are critical to that process and to managing the Company's ongoing licensing agreements and intellectual property portfolio. The Company is exploring its alternatives with respect to the sale of its manufacturing assets, the renegotiation or termination of its leases and other contractual obligations, and other adjustments resulting directly from the Company's exit from contract manufacturing operations. In addition, the Company will be considering other possible fundamental changes in future periods that could include, among other things, a sale of its remaining assets or of the business as a whole.

      At June 30, 2004, the Company's cash resources are insufficient to fund operations for the foreseeable future without the continuation of prepayment terms on future product orders with the Company's largest customer ("Novartis"). On July 19, 2004, the Company entered into a new supply and licensing agreement ("Agreement") with Novartis, effective January 1, 2004. See the discussion under "Subsequent Event" in Note 11 of Part I, Item 1 below for a description of this new Agreement. Any cash obtained as a result of the Agreement will be used to fund continuing operations. However, there can be no assurance that the Company will receive sufficient cash to fund continuing operations. Furthermore, the Company does not have any other financing resources in place from which it can borrow or obtain additional working capital. These factors raise substantial doubt about its ability to continue as a going concern.

      There can be no assurance that sources of additional capital or funds will be available on terms acceptable to the Company, if at all. If the Company is not successful in obtaining additional funding, or in continuing prepayment terms on future product orders with its largest customer, it may not be able to continue as a going concern.

(3)   NET INCOME (LOSS) PER SHARE

      The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 551,528 and 427,195 shares of common stock with weighted average exercise prices of $2.75 and $3.33 were outstanding during the three and six months ended June 30, 2004, respectively, but were excluded from the calculation because they were antidilutive. Options and warrants to purchase 1,315,945 and 1,252,680 shares of common stock with weighted average exercise prices of $1.89 and $1.95 were outstanding during the three and six months ended June 30, 2003, respectively, but were excluded from the calculation because they were antidilutive.

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

(5)   LONG-TERM OBLIGATIONS

      In May 2002, the Company entered into a $220,000 promissory note ("Recall Debt Note") with Novartis related to the costs incurred by the customer associated with resolving a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the Recall Debt

Note was originally due in December 2003 and is subject to ongoing negotiations regarding payment. Interest is accrued at the prime rate plus 2.0% (effective rate of 6.0% at June 30, 2004). The Recall Debt Note is collateralized by substantially all of the Company's assets.

      On July 19, 2004, the Company entered into a new supply and licensing agreement ("Agreement") with Novartis, effective January 1, 2004. Under the Agreement, Novartis released the recall debt of $250,000 ($220,000 principal and $30,000 of accrued interest) and forgave and relinquished any claim for payment of any of the obligations of the Company under the Recall Debt Note. See the discussion under "Subsequent Event" in Note 11 of Part I, Item 1 below for a description of this new Agreement.

      The Company has capital lease obligations related to its leased corporate facility as well as leased office and production equipment. Capital lease obligations are due through June 2013 in various monthly installments up to $879 and carry interest up to 19.1%. The obligations are generally collateralized by equipment underlying the leases. At June 30, 2004, the principal balance remaining on capital lease obligations was $69,096.

(6)   CUSTOMER DEPOSITS

      The Company receives advance payments from customers for future product orders and records these amounts as liabilities. At June 30, 2004, the Company had recorded customer deposits of $1,402,613.

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

(8)   STOCK BASED COMPENSATION

      In July 2002, 803,958 stock options with a weighted average exercise price of $4.54 per share were re-priced to $0.81 per share. At June 30, 2004, 176,000 of these options were outstanding and 174,333 were exercisable. No compensation expense was recorded by the Company in connection with the re-pricing because the exercise price exceeded the market price on the date of the re-pricing. During the first quarter ended March 31, 2004, the market price was higher than the exercise price and the Company recorded compensation expense of $76,765. However, during the six months ended June 30, 2004 the ending market price for the Company's common stock was below the exercise price of the re-priced options. Accordingly, the Company recorded compensation income of $76,765 during the second quarter ended June 30, 2004, thereby having no compensation expense or income for the six months ended June 30, 2004.

      The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost related to stock option grants is reflected in net income or loss for the three and six months ended June 30, 2004 and 2003. The following table illustrates the effect on net income or loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation:

                                          Three months ended             Six months ended
                                               June 30,                      June 30,
                                               --------                      --------
                                         2004            2003           2004            2003
                                         ----            ----           ----            ----
Net income (loss), as reported .....   $  8,839       $(433,548)      $ 83,566       $(793,034)
  Less: compensation expense
  determined under the fair value
  method ...........................    (26,771)        (50,703)       (53,576)       (100,657)
                                       --------       ---------       --------       ---------
Pro-forma net income (loss) ........   $(17,932)      $(484,251)      $ 29,990       $(893,691)
                                       ========       =========       ========       =========

Net income (loss) per share:
  Basic, as reported ...............   $   0.00       $   (0.11)      $   0.02       $   (0.20)
  Basic,  pro-forma ................      (0.00)          (0.12)          0.01           (0.23)

  Diluted, as reported .............       0.00           (0.11)          0.02           (0.20)
  Diluted,  pro-forma ..............      (0.00)          (0.12)          0.01           (0.23)

      The pro-forma information above should be read in conjunction with the related historical information.

      The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 was $1.09 and $0.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the six months ended June 30, 2004 and 2003; zero dividend yield, expected volatility of 182% and 153%, risk-free interest rates of 2.72% and 2.85% and expected lives of 3.0 and 4.0 years, respectively.

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

(9)   INCOME TAXES

      No federal or state income taxes were provided for the three and six months ended June 30, 2004, due to available tax credit and net operating loss carryforwards to the current periods. The provision for income tax benefits for the three and six months ended June 30, 2004 and 2003 has been offset by a valuation allowance for deferred taxes.

(10)  RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB issued Financial Interpretations No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company for the year ended December 31, 2002. The liability recognition requirements are applicable prospectively to all guarantees issued or modified after January 1, 2003. The Company currently does not have guarantees within the scope of this pronouncement, and therefore this interpretation is not anticipated to have an impact on the Company's financial position or results of operations.

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

(11)  SUBSEQUENT EVENT

      On July 19, 2004, the Company entered into a supply and licensing agreement, effective as of January 1, 2004 (the "Agreement"), with Novartis Consumer Health, Inc. ("Novartis"). The Agreement replaces the Company's prior supply and licensing agreement with Novartis dated May 8, 2002. The Agreement requires the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. Under the Agreement, Novartis has the option until March 31, 2005 to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis has or will advance up to $2,000,000 at any time to the Company for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of the advanced funds, the Company executed and delivered to Novartis a promissory note in the principal amount of $2,000,000 and a security agreement. Under the security agreement, the Company has pledged substantially all of its assets to secure the $2,000,000 advance payment note. The advance payment note will be repaid by the Company from time to time by the delivery to Novartis of vapor patches under the Agreement.

      Under the Agreement, the Company has granted to Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which is being paid to the Company by Novartis as follows: (1) release of $250,000 in debt on July 19, 2004, (2) payment of $407,500 in cash on July 22, 2004, and (3) payment of $407,500 in cash on October 1, 2004. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market (and the adult cough/cold market if Novartis has exercised its option in that regard). Commencing on January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

      The Agreement will continue in effect until February 5, 2005, except that the provisions relating to the License will continue in effect until the conclusion of the term of the License. The Company may not assign or otherwise transfer the Agreement (other than to an affiliate) without the prior written consent of Novartis, except that the Company may assign the Agreement in connection with the transfer or sale of all or substantially all of its assets or business or its merger or consolidation with another company, so long as (1) such acquirer or successor in interest agrees in writing to be bound by the Agreement, and (2) the Company gives Novartis written notice of any such assignment and 15 days to object thereto. Novartis may object to an assignment only if such acquirer or successor in interest (a) is a direct competitor of Novartis, or (b) prior to February 5, 2005, in Novartis' reasonable discretion, is not a manufacturer which has a proven record of operational quality at least equal to that of the Company or does not have sufficient financial wherewithal. A copy of the Agreement, the promissory note, and the security agreement are filed as exhibits to this Form 10-QSB.

      In conjunction with the signing of the Agreement, the Company entered into a non binding Letter of Intent with Novartis to enter into a purchase agreement through which Novartis shall purchase certain manufacturing equipment from the Company for approximately $900,000. The Letter of Intent shall be in effect until midnight September 30, 2004 (US Eastern Standard Time). The manufacturing equipment will remain with the Company until it has satisfied its supply obligation to Novartis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS

      Net sales for the second quarter of 2004 were $1,520,146 compared to net sales of $1,624,416 for the second quarter of 2003, a decrease of $104,270, or 6.4%. For the first six months of 2004, net sales increased $729,340, or 22.3% to $3,999,446 compared to net sales of $3,270,106 for the first six months of 2003. The decrease in net sales for the second quarter was attributable to lower contract manufacturing sales from three customers for which the Company does not anticipate any future orders, partially offset by higher contract manufacturing net sales from the Company's largest customer. The increase in net sales for the first six months of 2004, resulted primarily from higher sales to the Company's largest customer due to product acceptance and a stronger cough/cold season. Net sales of therapeutic branded consumer products for the three and six month periods ended June 30, 2004 compared to the same periods in 2003, were lower because the Company no longer manufactures these products and is selling off remaining inventory. The Company expects net sales of therapeutic branded consumer products to be minimal during the manufacturing wind down period (see "Wind Down of Manufacturing Operations" below).

      Gross profit for the second quarter of 2004 was $373,274, compared to $391,007 for the second quarter of 2003, a decrease of 4.5%. Gross profit as a percent of net sales for the second quarter of 2004 was 24.6% compared to 24.1% for the second quarter of the prior year. Gross profit for the first six months of 2004 was $1,119,039, compared to $882,306 for the first six months of 2003, an increase of 26.8%. Gross profit as a percent of net sales for the first six months of 2004 was 28.0% compared to 27.0% for the same period in 2003. The decrease in gross profit dollars for the second quarter of 2004 is attributable to lower contract manufacturing sales volume coupled with some changes in customer mix. The increase in gross profit dollars for the first six months of 2004 resulted primarily from the increased contract manufacturing sales volume. The increase in gross profit as a percentage of net sales for the second quarter and first six months of 2004 resulted primarily from lower inventory obsolescence costs offset in part by accruals in 2004 for employee severance costs related to the manufacturing wind down (see "Wind Down of Manufacturing Operations" below).

      Sales and marketing expenses were $31,103 and $165,598 during the second quarters of 2004 and 2003, and as a percentage of net sales, were 2.0% and 10.2%, respectively. Sales and marketing expenses were $99,051 and $363,675 for the first six months of 2004 and 2003, and as a percentage of net sales, were 2.5% and 11.1%, respectively. The decreases in sales and marketing expenses for the second quarter and first six months of 2004 were primarily due to reductions in salaries and related benefits, travel expenditures, broker commissions and other retail-related costs, and the elimination of advertising expenses, as the Company retrenched to a position of supporting the contract manufacturing business that reduced the sales force and consolidated the consumer and contract marketing efforts. Currently the Company has no employee sales force and operates with a staff of one part time sales/customer service employee. The Company anticipates sales and marketing expenditures will continue to decrease during the manufacturing wind down period (see "Wind Down of Manufacturing Operations" below).

      General and administrative expenses were $219,105 and $555,430 during the second quarters of 2004 and 2003, and as a percentage of net sales, were 14.4% and 34.2%, respectively. General and administrative expenses were $670,006 and $1,037,795 for the first six months of 2004 and 2003, and as a percentage of net sales, were 16.8% and 31.7%, respectively. The decreases in general and administrative expenses for the second quarter and first six months of 2004 were primarily due to declines in headcount, consulting costs, corporate legal fees, travel and entertainment expenses, building depreciation and bad debt expense, and the reversal of compensation expense booked during the first quarter of 2004 related to re-priced stock options outstanding (see Note 8 of Notes to Condensed Financial Statements in Item 1 of this Report). The reductions in expenses were partially offset by accruals for employee severance costs. The Company anticipates general and administrative expenditures will continue to decrease during the manufacturing wind down period (see "Wind Down of Manufacturing Operations" below).

      Research and development expenses for the second quarters of 2004 and 2003 were $121,561 and $97,249, and as a percentage of net sales, were 8.0% and 6.0%, respectively. Research and development expenses for the first six months of 2004 and 2003 were $268,801 and $198,781, and as a percentage of net sales, were 6.7% and 6.1%, respectively. The increases in research and development expenses for the second quarter and first six months of 2004 resulted primarily from an increase in patent-related legal costs and accruals for employee severance costs, which were offset in part by decreases in headcount and compensation related expenses due to staff turnover and the reversal of compensation expense recorded during the first quarter of 2004 related to re-priced stock options outstanding (see
Note 8 of Notes to Condensed Financial Statements in Item 1 of this Report). The Company anticipates research and development expenditures will decrease during the manufacturing wind down period (see "Wind Down of Manufacturing Operations" below).

      During the six months ended June 30, 2003, the Company recorded a loss of $52,375 on the February 2003 sale and leaseback of its Minnetonka, Minnesota corporate facility. The Company also repaid an outstanding mortgage note payable in connection with the building sale (see Note 7 of Notes to Condensed Financial Statements in Item 1 of this Report).

      Interest expense declined in the second quarter of 2004 to $5,181 from $5,721 in the second quarter of 2003 and declined in the first six months of 2004 to $9,972 from $24,653 for the same period in the prior year. The declines resulted primarily from the absence of mortgage interest in connection with the sale of the Minnetonka, Minnesota corporate facility in February 2003. Net other income (expense) increased in the second quarter of 2004 to $12,515 from ($557) in the second quarter of 2003. For the first six months of 2004 net other income was $12,357 compared to net other income of $1,939 for the first six months of 2003. The increase in net other income resulted primarily from the sale of some excess shelving the Company no longer needed.

      The Company recorded net income of $8,839 for the second quarter of 2004 compared to a net loss of $433,548 for the second quarter of 2003. For the first six months of 2004, the Company recorded a net income of $83,566 compared to a net loss of $793,034 for the same period in the prior year. The improvement in net income (loss) was primarily the result of higher contract manufacturing sales coupled with lower operating expenses resulting from the shift in focus to contract manufacturing and other cost reduction efforts.

      No federal or state income taxes were provided for the second quarter or first six months of 2004, due to available tax credit and net operating loss carryforwards to the current periods. The provision for income tax benefits for the second quarter and first six months of 2004 and 2003 was offset principally by a valuation allowance for deferred taxes.

      Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $407,798 during the first six months of 2004 to $891,642 at June 30, 2004. The increase in cash and cash equivalents during the first six months of 2004 was due to cash provided by operating activities of $501,020. Trade and other receivables decreased $203,214 during the first six months of 2004 to $652 at June 30, 2004, primarily due to lower branded consumer products sales and collection of outstanding balances. Inventories decreased by $256,604 during the first six months of 2004 to $836,865 at June 30, 2004, from $1,093,469 at December 31, 2003, due primarily to the shipment of several lots of contract manufacturing finished goods in January and February 2004 which were produced in the fourth quarter of 2003. Accounts payable decreased $118,032 during the first six months of 2004 to $218,717 at June 30, 2004, from $336,749 December 31, 2003, primarily due to the timing of inventory purchases and raw material receipts.

      During the second quarter of 2004, the Company purchased a piece of equipment it had previously been leasing for a fair market lease buy out of $74,550. There were no future material commitments for capital expenditures at June 30, 2004. Investments in patents and intellectual property was $31,473 for the first half of 2004 relating to expanding the coverage area for the Company's patent portfolio. Cash used in financing activities totaled $12,801 for the first half of 2004, due to the receipt of $18,707 in proceeds related to exercises of stock options and repayment of long-term capital lease obligations of $5,906.

      The Company had a working capital deficit of $606,103 and a current ratio of 0.75 at June 30, 2004 compared to a working capital deficit of $779,988 and a current ratio of 0.72 at December 31, 2003. The improvement in working capital deficit and current ratio during the first six months of 2004 is primarily attributable to higher cash and cash equivalents and lower inventory levels coupled with lower customer deposits when compared to December 31, 2003.

      On July 19, 2004, the Company entered into a new supply and licensing agreement with Novartis, effective January 1, 2004. See the discussion under "Subsequent Event" in Note 11 of Part I, Item 1 above for a description of this new agreement. Under the Agreement, the Company will continue to receive advance payments against future orders. At June 30, 2004, the amount owed to Novartis under product prepayment deposits was $1,342,317. The Company has also been receiving advance product payments from other customers. Maintaining adequate levels of working capital to support the Company's manufacturing operations has been and will be dependent upon the continuation of these advance product payments.

WIND DOWN OF MANUFACTURING OPERATIONS

      In September 2003, the Company learned that, as a result of a change in its internal supplier selection criteria, Novartis intends to stop using the Company as a contract manufacturer for its topical patches during the fourth quarter of 2004. In addition, Johnson & Johnson Consumer Products Company, the Company's second largest customer, has indicated that it also intends to stop using the Company as a contract manufacturer during the third quarter of 2004. Novartis and Johnson & Johnson accounted for approximately 55% and 16% of the Company's net sales for the year ended December 31, 2003. Based on these anticipated changes, the Board of Directors has determined that the Company will wind down its manufacturing operations.

      On July 19, 2004, in preparation for the wind down of its manufacturing operations, the Company entered into a new supply and licensing agreement with Novartis, effective January 1, 2004. See the discussion under "Subsequent Event" in Note 11 of Part I, Item 1 above for a description of this new agreement.

      It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with licensing fees and royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. However, there can be no assurance that the Company will be successful in the wind down of manufacturing operations, selling off the manufacturing assets, renegotiating its manufacturing facility leases, or in the protection of the Company's rights related to intellectual property. There can also be no assurance that future licensing fees and royalty income, if any, will be sufficient to fund future operations.

      The Company currently believes that it will be able to wind down and exit its manufacturing operations and facility lease obligations without defaulting on its contractual obligations to any contract manufacturing customer. However, there can be no assurance that the Company will be able to exit manufacturing or its facility leases without defaulting on contractual obligations or other debts which become due and payable.

      In connection with the pending cessation of manufacturing operations, the Company has implemented employee reduction and retention programs to reduce the number of employees needed to support the wind down of manufacturing operations while retaining those employees who are critical to that process and to managing the Company's ongoing licensing agreements and intellectual property portfolio. The Company currently has 25 full time and one part time employee. The Company is exploring its alternatives with respect to the sale of its manufacturing assets, the renegotiation or termination of its leases and other contractual obligations, and other adjustments resulting directly from its exit from manufacturing operations. In addition, the Company will be considering other possible fundamental changes in future periods that could include, among other things, a sale of its remaining assets or of the business as a whole.

      The Company believes its existing cash and cash equivalents may not be sufficient to fund operations through 2004. The Company currently does not have any new or additional committed sources of capital or financing identified, and there can be no assurance that additional funding will be available in a timely manner, on acceptable terms, or at all. In addition, the Company may not be successful in winding down its manufacturing operations without defaulting on its existing contractual obligations, and may require additional funds for its ongoing operations during the wind down period. If adequate funds are not available, the Company may be forced to further scale-back, eliminate certain aspects of or cease operations entirely in the near future, or attempt to obtain funds through unfavorable arrangements with partners or others that may require the Company to relinquish rights to certain technologies or potential markets or which otherwise may be materially unfavorable to the Company. The survivability of the Company is also dependant upon the Company continuing to receive cash under the prepayment agreement it has with the Company's largest customer. All these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to continue to receive prepayment from the Company's largest customer, to obtain additional funding as may be required, and ultimately to attain successful operations.

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

      During the quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            Exhibit No.                       Description
            -----------   ------------------------------------------------------
               3.01       Articles of Incorporation of LecTec Corporation, as
                          amended (Incorporated herein by reference to the
                          Company's Form S-1 Registration Statement (file number
                          33-9774C) filed on October 31, 1986 and amended on
                          December 12, 1986).

               3.02 Bylaws of LecTec Corporation (Incorporated herein by reference to the Company's Form S-1 Registration
                          Statement (file number 33-9774C) filed on October 31,
                          1986 and amended on December 12, 1986).

             *10.01       Supply and License Agreement By and Between LecTec
                          Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004, filed herewith.

              10.02       Promissory Note By and Between LecTec Corporation and
                          Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004, filed herewith.

              10.03       Security Agreement By and Between LecTec Corporation
                          and Novartis Consumer Health, Inc. executed on July 19,
                          2004 and effective as of January 1, 2004, filed herewith.

              31.01       Certification of Chief Executive Officer Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

              31.02       Certification of Acting Chief Financial Officer
                          Pursuant to Section 302 of the Sarbanes-Oxley Act of
                          2002, filed herewith.

              32.01       Chief Executive Officer and Acting Chief Financial
                          Officer Certification Pursuant to 18 U.S.C. Section
                          1350, as Adopted Pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002, filed herewith.

              99.01 Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company's Report on Form 10-KSB for the fiscal year ended December 31,
                          2003).

            Exhibit Notes:

            * Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the Securities and Exchange Commission.

      (b)   REPORTS ON FORM 8-K

            One Current Report on Form 8-K was filed by the Company during the quarter ended June 30, 2004, concerning a change in the Company's independent accountants.

            The Form 8-K, filed April 23, 2004, reported that, effective April 19, 2004, the Board of Directors of the Company dismissed its independent accountants, Grant Thornton LLP, and appointed Lurie Besikof Lapidus & Company, LLP as its new independent accountants. The decision to change accountants was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      LECTEC CORPORATION

Date August 16, 2004                  By /s/  Timothy P. Fitzgerald
     ---------------                  -----------------------------
                                      Timothy P. Fitzgerald
                                      Chief Executive Officer & President
                                      (principal financial officer and
                                      duly authorized officer)