Form 10QSB
period 2004-09-30
LECTEC CORP /MN/
filed 2004-11-15
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ to______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                       41-1301878
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

10701 Red Circle Drive, Minnetonka, Minnesota                55343
---------------------------------------------          --------------------
(Address of principal executive offices)                   (Zip Code)

                                 (952) 933-2291
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of November 15, 2004 was 4,028,330 shares.

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

                               LECTEC CORPORATION

     REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited).............     I-1

Item 2.   Management's Discussion and Analysis or Plan of Operation..........................................     I-12

Item 3.   Controls and Procedures............................................................................     I-15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................     II-1

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........................................     II-1

Item 3.   Defaults Upon Senior Securities....................................................................     II-1

Item 4.   Submission of Matters to a Vote of Security Holders................................................     II-1

Item 5.   Other Information..................................................................................     II-1

Item 6.   Exhibits...........................................................................................     II-2

          Signature Page ....................................................................................     II-3

FORWARD-LOOKING STATEMENTS

      From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on a major customer and the continuance of prepayment terms; competitive forces including new products or pricing pressures; the ability of the Company to timely receive raw material subject to lead times; impact of interruptions to production; dependence on key personnel; need for regulatory approvals; changes in governmental regulatory requirements or accounting pronouncements; ability to satisfy funding and capital requirements for operating needs, expansion or capital expenditures and the matters discussed on the "Cautionary Statements" filed as Exhibit 99.01 to the Company's Report on Form 10-KSB for the year ended December 31, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                           (Unaudited)    (Restated)
                                                                          September 30,  December 31,
                                                                              2004           2003
                                                                           ----------     ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $2,110,216     $  483,844
     Prepaid expenses and other                                                48,457          7,898
     Discontinued operations                                                1,036,476      1,510,250
                                                                           ----------     ----------

              Total current assets                                          3,195,149      2,001,992
                                                                           ----------     ----------


ASSETS HELD FOR SALE                                                          392,005        611,071
                                                                           ----------     ----------

OTHER ASSETS:
     Patents and trademarks, less accumulated amortization of $174,685
        and $154,335 at September 30, 2004 and December 31, 2003               57,237         77,587
     Prepaid insurance - Director and Officer                                  94,646              -
                                                                           ----------     ----------
                                                                              151,883         77,587
                                                                           ----------     ----------
                                                                           $3,739,037     $2,690,650
                                                                           ==========     ==========

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED

                                                                      (Unaudited)       (Restated)
                                                                     September 30,     December 31,
                                                                         2004              2003
                                                                     ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accrued expenses                                                $     24,979      $     17,003
     Discontinued operations                                            2,492,888         2,827,415
                                                                     ------------      ------------

              Total current liabilities                                 2,517,867         2,844,418
                                                                     ------------      ------------


COMMITMENTS AND CONTINGENCIES                                                   -                 -

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value: 15,000,000 shares authorized;
        4,028,330 and 3,979,327 shares issued and outstanding at
        September 30, 2004 and December 31, 2003, respectively             40,283            39,793
     Additional paid-in capital                                        11,670,204        11,550,743
     Accumulated deficit                                              (10,489,317)      (11,744,304)
                                                                     ------------      ------------
                                                                        1,221,170          (153,768)
                                                                     ------------      ------------
                                                                     $  3,739,037      $  2,690,650
                                                                     ============      ============

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended                     Nine months ended
                                                          September 30,                         September 30,
                                                ---------------------------------     ---------------------------------
                                                    2004          2003 - Restated         2004          2003 - Restated
                                                -------------      -------------      -------------      -------------
Revenue - royalties                             $           -      $           -      $           -      $           -
Operating expenses                                    141,137             72,873            305,310            280,772
                                                -------------      -------------      -------------      -------------
Loss from continuing operations                 $    (141,137)     $     (72,873)     $    (305,310)     $    (280,772)

     Discontinued operations (Note 13)
Income (loss) from discontinued operations          1,312,558           (270,924)         1,560,297           (856,059)
                                                -------------      -------------      -------------      -------------
Net income (loss)                               $   1,171,421      $    (343,797)     $   1,254,987      $  (1,136,831)
                                                =============      =============      =============      =============


Weighted average common shares outstanding:
        Basic                                       4,021,899          3,966,395          4,005,831          3,966,395
                                                =============      =============      =============      =============
        Diluted                                     4,174,772          3,966,395          4,121,212          3,966,395
                                                =============      =============      =============      =============


Earnings (loss) per share:
Basic -
        Continuing operations                   $       (0.04)     $       (0.02)     $       (0.08)     $       (0.07)
        Discontinued operations                          0.33              (0.07)              0.39              (0.22)
                                                -------------      -------------      -------------      -------------
        Total                                   $        0.29      $       (0.09)     $        0.31      $       (0.29)
                                                =============      =============      =============      =============


Diluted -
        Continuing operations                   $       (0.03)     $       (0.02)     $       (0.07)     $       (0.07)
        Discontinued operations                          0.31              (0.07)              0.37              (0.22)
                                                -------------      -------------      -------------      -------------
        Total                                   $        0.28      $       (0.09)     $        0.30      $       (0.29)
                                                =============      =============      =============      =============

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                                2004        2003 - Restated
                                                                             -----------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                         $  (305,310)     $(280,772)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Income (loss) from discontinued operations                          1,560,297       (856,059)
           Loss on impaired assets                                               115,054         19,437
           Depreciation and amortization                                         205,740        395,504
           Gain on sale of equipment                                            (138,055)             -
           Compensation expense related to repriced stock options                 95,040              -
           Loss on sale of building                                                    -         52,375
           Change in net assets of discontinued operations                        21,195        499,643
                                                                             -----------      ---------
                 Net cash provided by (used in) operating activities           1,553,961       (169,872)
                                                                             -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (74,550)       (23,677)
     Proceeds from sales of property, plant and equipment                        162,700          1,677
     Investment in patents and trademarks                                        (31,473)       (49,905)
                                                                             -----------      ---------
                 Net cash provided by (used in) investing activities              56,677        (71,905)
                                                                             -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                      24,911              -
     Proceeds from sale of building                                                    -        845,000
     Payoff of building mortgage loan                                                  -       (820,000)
     Repayment of long-term obligations                                           (9,177)       (88,650)
                                                                             -----------      ---------
                 Net cash provided by (used in) financing activities              15,734        (63,650)
                                                                             -----------      ---------
                 Net increase (decrease) in cash and cash equivalents          1,626,372       (305,427)

Cash and cash equivalents at beginning of period                                 483,844        671,588
                                                                             -----------      ---------
Cash and cash equivalents at end of period                                   $ 2,110,216      $ 366,161
                                                                             ===========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest expense                                                       $     6,804      $  22,926

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Licensing fees used to reduce long-term obligations and accrued interest     $   250,000      $       -
Leasehold inprovement in exchange for lease obligation payable                         -         66,560
Fair value of warrants issued in connection with the sale of building                  -        158,000
Value of free rent received in connection with the sale of building                    -        228,512

                  See notes to condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

(1) GENERAL

      The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the year.

(2) BUSINESS SUMMARY AND CRITICAL ACCOUNTING POLICIES

    BUSINESS SUMMARY

      The Company was a health care and consumer products company that manufactured products based on its advanced skin interface technologies. Primary products included a line of over-the-counter ("OTC") therapeutic patches. All of the products manufactured by the Company are designed to be effective, safe, and highly compatible with skin. The Company is currently completing its only remaining manufacturing contract with its only customer, Novartis Consumer Health, Inc. ("Novartis"). The Company's obligation to provide product to Novartis under the supply contract will be completed prior to December 31, 2004, (see Note 11 below of this report below for information related to the supply and licensing agreement the Company has with Novartis), after which the Company will cease all manufacturing activities and become an intellectual property holding company.

    CRITICAL ACCOUNTING POLICIES

Some of the Company's most critical accounting policies include:

      Revenue Recognition. Revenue from royalties is recognized as earned. Revenue from sales by discontinued operations is recognized when the product has been shipped to the customer and collection is probable.

      Impairment of Long-Lived Assets. The carrying value of long-lived assets is reviewed quarterly or when factors indicating impairment are present. Projected discounted cash flows are used when reviewing these assets. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its long-lived assets for impairment at September 30, 2004. As a result of this review, the Company wrote off $115,055 in September 2004. The write off represents the remaining book value of patents not directly related to the Novartis licensing and supply agreement. See the discussion under "Licensing and Supply Agreement" in Note 11 of Part I, Item 1 below for a description of this Agreement. The patents directly related to the Novartis licensing and supply agreement will be amortized in future periods as part of continuing operations.

      Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Any remaining raw material inventory used in the Novartis products will be purchased by Novartis after the completion of the supply agreement.

    LIQUIDITY, GOING CONCERN, AND WIND DOWN OF MANUFACTURING OPERATIONS

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the

Company as a going concern. The Company has returned to profitability through the nine months ended September 30, 2004, and as of that date the Company's current assets exceeded its current liabilities by $677,282. However, the Company has experienced recurring negative cash flows from operations and net losses in the past resulting in an accumulated deficit of $10,489,317 as of September 30, 2004. In addition, the Company currently has only one customer, Novartis, and the Company's obligation to supply product to this customer under the supply and licensing agreement will be fulfilled by the end of 2004. It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with royalty income from licensing agreements and/or from other income derived from protection of rights pertaining to the Company's intellectual property.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued profitable operations of the Company and the continuation of product prepayment terms with Novartis as well as future royalty payments from Novartis which are contingent upon the ultimate success of Novartis in the marketplace. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company cease operations or be unable to continue in existence.

      In connection with the pending cessation of manufacturing operations, the Company has implemented employee reduction and retention programs to reduce the number of employees needed to support the wind down of manufacturing operations while retaining those employees who are critical to that process and to managing the Company's ongoing licensing agreements and intellectual property portfolio. The Company has signed a non-binding Letter of Intent with Novartis with respect to the sale of a major portion of its manufacturing assets. The Letter of Intent has been extended to expire on November 30, 2004. The Company is still negotiating for a definitive agreement which contemplates the sale of a major portion of its manufacturing assets to Novartis to occur before the end of 2004. The Company is evaluating its alternatives with respect to renegotiation or termination of its leases and other contractual obligations, and other adjustments resulting directly from the Company's exit from contract manufacturing operations. In addition, the Company will be considering other possible fundamental changes in future periods that could include, among other things, a sale of its remaining assets or of the business as a whole.

      The Company believes its existing cash and cash equivalents will be sufficient to fund operations through December 31, 2004, provided the Company continues to receive prepayments on future product orders with Novartis. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2004. Future royalties the Company anticipates on receiving is dependent on the success of Novartis and other firms or individuals with whom the Company may enter into licensing agreements. On July 19, 2004, the Company entered into a new supply and licensing agreement ("Agreement") with Novartis, effective January 1, 2004. See the discussion under "Licensing and Supply Agreement in Note 11 of Part I, Item 1" below for a description of this Agreement. During the third quarter ended September 30, 2004, the Company received $815,000 in cash under the Agreement. The cash is being used to fund the manufacturing efforts under the Agreement. However, there can be no assurance that the Company will receive sufficient cash from asset sales or royalty payments to fund continuing operations after the Company begins to receive royalty payments under the Agreement it has with Novartis. Furthermore, the Company does not have any other financing resources in place from which it can borrow or obtain additional working capital. These factors raise doubt about its ability to continue as a going concern.

(3) NET INCOME (LOSS) PER SHARE

      The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options and warrants to purchase 266,028 and 373,472 shares of common stock with weighted average exercise prices of $4.55 and $3.62 were outstanding during the three and nine months ended September 30, 2004, but were excluded from the calculation because they were antidilutive. Options and warrants to purchase 1,300,057 and 1,268,472 shares of common stock with weighted average exercise prices of $1.88 and

$1.92 were outstanding during the three and nine months ended September 30, 2003, but were excluded from the calculation because they were antidilutive.

(4) SEGMENTS

      The Company currently operates as an intellectual property holding Company. The Company's discontinued operations were all in one reportable segment - the manufacture and sale of products based on advanced skin interface technologies. The Company also had only one major product line - therapeutic topical skin patch products for the consumer market. The Company's products had similar economic characteristics, technology, manufacturing processes, and regulatory environments. Customers and distribution and marketing strategies varied within individual products as well as overlapped between products.

(5) LONG-TERM OBLIGATIONS

      In May 2002, the Company entered into a $220,000 promissory note ("Recall Debt Note") with Novartis related to the costs incurred by Novartis to resolve a packaging issue that previously had been recorded as a sales credit by the Company. The principal balance of the Recall Debt Note was originally due in December 2003 and was subject to ongoing negotiations regarding payment. Interest was accrued at the prime rate plus 2.0% (effective rate of 6.75% at September 30, 2004). The Recall Debt Note was collateralized by substantially all of the Company's assets.

      On July 19, 2004, the Company entered into the Agreement with Novartis, effective January 1, 2004. Under the Agreement, Novartis released the Recall Debt Note of $250,000 ($220,000 principal and $30,000 of accrued interest) and forgave and relinquished any claim for payment of any of the obligations of the Company under the Recall Debt Note. See the discussion under "Licensing and Supply Agreement" in Note 11 of Part I, Item 1 below for a description of the Agreement.

      The Company has capital lease obligations related to its leased corporate facility as well as leased office and production equipment. Capital lease obligations are due through June 2013 in various monthly installments up to $879 and carry interest of up to 19.1%. The obligations are generally collateralized by equipment underlying the leases. At September 30, 2004, the principal balance remaining on capital lease obligations was $65,825.

(6) CUSTOMER DEPOSITS

      The Company receives advance payments from customers for future product orders and records these amounts as liabilities. At September 30, 2004, the Company had customer deposits of $1,790,525, primarily from Novartis.

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

(8) STOCK BASED COMPENSATION

      In July 2002, 803,958 stock options with a weighted average exercise price of $4.54 per share were re-priced to $0.81 per share. At September 30, 2004, 176,000 of these options were outstanding and 174,333 were exercisable. No compensation expense was recorded by the Company in connection with the re-pricing because the exercise price exceeded the market price on the date of the re-pricing. On September 30, 2004, the market price for the Company's common stock was above the exercise price of the re-priced options. Accordingly, the Company recorded compensation expense of $95,040 during the third quarter ended September 30, 2004. For the nine months ended September 30, 2004, the Company recorded compensation expense of $95,040. No compensation expense was recorded in the three and nine month periods ended September 30, 2003.

      The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost related to stock option grants is reflected in net income or loss for the three and nine months ended September 30, 2004 and 2003. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based
Compensation:

                                            Three months ended                   Nine months ended
                                               September 30,                       September 30,
                                      ------------------------------      --------------------------------
                                          2004               2003              2004               2003
                                      -------------      -----------      -------------      -------------
Net income (loss), as reported        $   1,171,421      $  (343,797)     $   1,254,987      $  (1,136,831)
  Less: compensation expense
  determined under the fair value
  method                                    (26,768)         (32,467)           (80,344)          (133,124)
                                      -------------      -----------      -------------      -------------
Pro-forma net income (loss)           $   1,144,653)     $  (376,264)     $   1,174,643      $  (1,269,955)
                                      =============      ===========      =============      =============
Net income (loss) per share:

As reported -
Basic earnings (loss) per share
  Continuing operations               $       (0.04)     $     (0.02)     $       (0.08)     $       (0.07)
  Discontinued operations                      0.33            (0.07)              0.39              (0.22)
                                      -------------      -----------      -------------      -------------
  Total                               $        0.29      $     (0.09)     $        0.31      $       (0.29)
                                      =============      ===========      =============      =============
Diluted earnings (loss) per share
  Continuing operations               $       (0.03)     $     (0.02)     $       (0.07)     $       (0.07)
  Discontinued operations                      0.31            (0.07)              0.37              (0.22)
                                      -------------      -----------      -------------      -------------
  Total                               $        0.28      $     (0.09)     $        0.30      $       (0.29)
                                      =============      ===========      =============      =============
Pro forma -
Basic earnings (loss) per share
  Continuing operations               $       (0.04)     $     (0.02)     $       (0.08)     $       (0.07)
  Discontinued operations                      0.32            (0.07)              0.37              (0.25)
                                      -------------      -----------      -------------      -------------
  Total                               $        0.28      $     (0.09)     $        0.29      $       (0.32)
                                      =============      ===========      =============      =============
Diluted earnings (loss) per share
  Continuing operations               $       (0.03)     $     (0.02)     $       (0.07)     $       (0.07)
  Discontinued operations                      0.30            (0.07)              0.36              (0.25)
                                      -------------      -----------      -------------      -------------
  Total                               $        0.27      $     (0.09)     $        0.29      $       (0.32)
                                      =============      ===========      =============      =============

      The pro-forma information above should be read in conjunction with the related historical information.

      The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $1.09 and $0.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the nine months ended September 30, 2004 and 2003; zero dividend yield, expected volatility of 179% and 153%, risk-free interest rates of 2.72% and 2.85% and expected lives of 3.0 and 4.0 years, respectively.

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

(9) INCOME TAXES

      No federal or state income taxes were provided for the three and nine months ended September 30, 2004, due to available tax credit and net operating loss carryforwards to the current periods. The provision for income tax benefits for the three and nine months ended September 30, 2004 and 2003 has been offset by a valuation allowance for deferred taxes.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities. FIN 46(R) revises certain elements of FIN 46, previously issued in January 2003, and clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Adoption of the Interpretation, which was effective for financial statements issued after December 31, 2003, did not have a material impact on the Company's financial statements.

(11) LICENSING AND SUPPLY AGREEMENT

      On July 19, 2004, the Company entered into a supply and licensing agreement, effective as of January 1, 2004 (the "Agreement"), with Novartis Consumer Health, Inc. ("Novartis"). The Agreement replaces the Company's prior supply and licensing agreement with Novartis dated May 8, 2002. The Agreement requires the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. Under the Agreement, Novartis has the option until March 31, 2005 to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis has and will advance up to $2,000,000 at any time to the Company for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. At September 30, 2004, the amount owed to Novartis under this agreement was $1,735,937 and is included in Current Liabilities - Discontinued operations in the Condensed Balance Sheets as customer deposits, (see Note 13 to Condensed Financial Statements included in this report). In consideration of the advanced funds, the Company executed and delivered to Novartis a promissory note in the principal amount of $2,000,000 and a security agreement. Under the security agreement, the Company has pledged substantially all of its assets to secure the $2,000,000 advance payment note. The advance payment note will be repaid by the Company from time to time by the delivery to Novartis of vapor patches under the Agreement. The amounts outstanding under the prepayment agreement the Company has with Novartis will be paid in full at the end of the wind down of manufacturing operations before the end of 2004, provided there are not any interruptions in the production process or equipment failures prior to the end of wind down of contract manufacturing operations, which is anticipated to be before December 31, 2004.

      Under the Agreement, the Company has granted to Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in debt on July 19, 2004, (2) payment of $407,500 in cash on July 22, 2004, and (3) payment of $407,500 in cash by October 1, 2004, (the Company received this cash on September 24, 2004). The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market (and the adult cough/cold market if Novartis has exercised its option to do so pursuant to the

Agreement). Commencing on January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company, based upon the net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

      The Agreement will continue in effect until February 5, 2005, except that the provisions relating to the License will continue in effect until the conclusion of the term of the License. The Company may not assign or otherwise transfer the Agreement (other than to an affiliate) without the prior written consent of Novartis, except that the Company may assign the Agreement in connection with the transfer or sale of all or substantially all of its assets or business or its merger or consolidation with another company, so long as (1) such acquirer or successor in interest agrees in writing to be bound by all conditions of the Agreement, and (2) the Company gives Novartis written notice of any such assignment and 15 days to object thereto. Novartis may object to an assignment only if such acquirer or successor in interest (a) is a direct competitor of Novartis, or (b) prior to February 5, 2005, in Novartis' reasonable discretion, is not a manufacturer which has a proven record of operational quality at least equal to that of the Company or does not have sufficient financial wherewithal. The Agreement, the promissory note, and the security agreement were filed as exhibits 10.01, 10.02, and 10.3 to the Company's second quarter 2004 Form 10-QSB.

      In conjunction with the signing of the Agreement, the Company entered into a non binding Letter of Intent with Novartis to enter into a purchase agreement through which Novartis purchases certain manufacturing equipment from the Company for approximately $900,000. The Letter of Intent was in effect until midnight September 30, 2004, however, on September 29, 2004 the Letter of Intent was extended two months until November 30, 2004. The manufacturing equipment will remain with the Company until it has satisfied its supply obligation to Novartis.

(12) GAIN ON SALE OF ASSETS

      During August, 2004, the Company sold to Novartis a cartoner machine at a gain of $137,355. The gain is included in income from discontinued operations as stated in the Condensed Statement of Operations.

(13) DISCONTINUED OPERATIONS

      As described in Note 2 ("Business Summary and Critical Accounting Policies"), management has determined that the Company will be winding down its contract manufacturing operations prior to the end of 2004. Because of this, the past and future financial results related to contract manufacturing will be treated as discontinued operations for financial reporting purposes. Continuing operations will consist of operations related to the surviving intellectual property holding company. The Company accounts for its discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " (SFAS 144). Accordingly, results of operations and the related charges for discontinued operations have been classified as "Income
(loss) from discontinued operations" in the accompanying Condensed Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Condensed Balance Sheets as "Discontinued operations and Assets Held for Sale." For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis. Discontinued operations and Assets Held for Sale include the following:

                                                              (Unaudited)
                                                              September 30,     December 31,
                                                                  2004             2003
                                                               ----------        ----------
DISCONTINUED OPERATIONS ASSETS AND ASSETS HELD FOR SALE

Accounts receivable, net                                       $    1,144        $  203,866
Inventories                                                       888,882         1,093,469
Prepaid expenses and other                                        146,450           212,915
Property and equipment, net                                       392,005           611,071
                                                               ----------        ----------
Total discontinued operations and assets held for sale         $1,428,481        $2,121,321
                                                               ==========        ==========
DISCONTINUED OPERATIONS LIABILITIES

Accounts payable                                               $  123,250        $  336,749
Accrued expenses                                                  350,288           344,825
Reserve for sales returns and credits                             163,000           140,557
Customer deposits                                               1,790,525         1,710,282
Long-term obligations                                              65,825           295,002
                                                               ----------        ----------
Total discontinued operations liabilities                      $2,492,888        $2,827,415
                                                               ==========        ==========

The carrying amounts of the major classes of assets and liabilities of the Company has not been adjusted to reflect their estimated disposal value in connection with the contemplated purchase price of a major portion of the Company's fixed assets because the net book value is below the anticipated sale price the Company will receive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

      The Company had no sales or revenue from continuing operations for the three and nine month periods ended September 30, 2004 and 2003. The Company expects no future revenues from continuing operations until the third quarter of 2005 when it will receive its first royalty payment under the Agreement described in Note 11 of the Notes to Condensed Financial Statements in this Form 10-QSB.

      Operating expenses of continuing operations were $141,137 and $72,873 during the third quarters of 2004 and 2003, respectively. Operating expenses were $305,310 and $280,772 for the first nine months of 2004 and 2003, respectively. The increases in operating expenses for the third quarter and first nine months of 2004 were primarily due to compensation expense recorded during the third quarter of 2004 of approximately $59,400 related to re-priced stock options outstanding (see Note 8 of Notes to Condensed Financial Statements in Item 1 of this Report). For the nine months ended September 30, 2004 compared to 2003, the compensation expense was partially offset with lower salaries and benefits for the period.

      The Company recorded a net loss from continuing operations of $141,137 for the third quarter of 2004 compared to a net loss of $72,873 for the third quarter of 2003. For the first nine months of 2004, the Company recorded a net loss from continuing operations of $305,310 compared to a net loss of $280,772 for the same period in the prior year. The increase in net loss from continuing operations for the third quarter of 2004 compared to 2003, was primarily due to increased compensation expense. The improvement in net loss from continuing operations for the nine month period ended September 30, 2004 compared to the same period in 2003, resulted from higher compensation expense partially offset by lower salaries and benefits.

      No federal or state income taxes were provided for the third quarter or first nine months of 2004, due to available tax credit and net operating loss carryforwards to the current periods. The provision for income tax benefits for the third quarter and first nine months of 2004 and 2003 was offset principally by a valuation allowance for deferred taxes.

      Inflation has not had a significant impact on the Company's operations or cash flow.

RESULTS OF DISCONTINUED OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      Net sales for the third quarter of 2004 were $1,483,639 compared to net sales of $1,978,007 for the third quarter of 2003, a decrease of $494,368, or 25.0%. For the first nine months of 2004, net sales increased $234,972, or 4.5% to $5,483,085 compared to net sales of $5,248,113 for the first nine months of 2003. The decrease in total net sales for the third quarter was attributable to the wind down of contract manufacturing operations. The increase in total net sales for the first nine months of 2004, resulted primarily from higher sales to Novartis All contract manufacturing efforts will be completed by December 31, 2004, (see "Wind Down of Manufacturing Operations" below).

      Gross profit for the third quarter of 2004 was $574,938, compared to $341,803 for the third quarter of 2003, an increase of 68.2%. Gross profit as a percent of net sales for the third quarter of 2004 was 38.8% compared to 17.3% for the third quarter of the prior year. Gross profit for the first nine months of 2004 was $1,699,777 compared to $1,228,536 for the first nine months of 2003, an increase of 38.4%. Gross profit as a percent of net sales for the first nine months of 2004 was 31.0% compared to 23.4% for the same period in 2003. The increase in gross profit dollars for the third quarter of 2004 is attributable to higher gross margins on contract manufacturing sales coupled with the reversal of previously accrued sales reserve adjustments along with some changes in customer mix. The increase in gross profit dollars for the first nine months of 2004 resulted primarily from the increased contract manufacturing sales volume along with improvements to operational efficiency. The increase in gross profit as a percentage of net sales for the third quarter and first nine months of 2004 resulted primarily from lower inventory obsolescence costs, sales reserve adjustments and operational efficiencies offset in part by accruals in 2004 for employee severance costs related to the wind down of manufacturing operations. (See "Wind Down of Manufacturing Operations" below).

      Sales and marketing expenses were $3,148 and $131,205 during the third quarters of 2004 and 2003, and as a percentage of net sales, were .2% and 6.6%, respectively. Sales and marketing expenses were $102,199 and $494,880 for the first nine months of 2004 and 2003, and as a percentage of net sales, were 1.9% and 9.4%, respectively. The decreases in sales and marketing expenses for the third quarter and first nine months of 2004 from the same periods in 2003, were due to the wind down of manufacturing operations. (See "Wind Down of Manufacturing Operations" below).

      General and administrative expenses were $254,252 and $367,736 during the third quarters of 2004 and 2003, and as a percentage of net sales, were 17.1% and 18.6%, respectively. General and administrative expenses were $773,448 and $1,210,852 for the first nine months of 2004 and 2003, and as a percentage of net sales, were 14.1% and 23.1%, respectively. The decreases in general and administrative expenses for the third quarter and first nine months of 2004 were primarily due to declines in headcount, consulting costs, corporate legal fees, travel and entertainment expenses, building depreciation and bad debt expense, partially offset by an increase in compensation expense of approximately $97,000 recorded during the third quarter of 2004 related to re-priced stock options outstanding (see Note 8 of Notes to Condensed Financial Statements in Item 1 of this Report). Additionally, reductions in expenses were partially offset by accruals for employee severance costs associated with the wind down of manufacturing operations. The Company anticipates general and administrative expenditures will continue to decrease during the wind down of manufacturing operations. (See "Wind Down of Manufacturing Operations" below).

      Research and development expenses for the third quarters of 2004 and 2003 were $94,473 and $106,760, and as a percentage of net sales, were 6.4% and 5.4%, respectively. Research and development expenses for the first nine months of 2004 and 2003 were $355,210 and $296,750, and as a percentage of net sales, were 6.5% and 5.7%, respectively. The decrease in research and development expenses for the third quarter of 2004 and the increase in research and development expenses for the nine month period ended September 30, 2004, from the comparable periods in 2003, were due to the wind down of manufacturing operations. (See "Wind Down of Manufacturing Operations" below).

      Net other income (expense) increased during the third quarter of 2004 to $1,093,105 from ($343) in the third quarter of 2003. For the first nine months of 2004 net other income was $1,105,462 compared to net other income of $1,597 for the first nine months of 2003. The increase in net other income for the three and 9 month periods ended September 30, 2004 from 2003 resulted primarily from licensing fee income of $1,065,000 that the Company recorded during the third quarter of 2004 pursuant to the Agreement with Novartis. (See Note 11 of Notes to Condensed Financial Statements in Item 1 of this Report). The Company also sold manufacturing equipment during the third quarter of 2004 which resulted in a gain of approximately $140,000, which was partially offset by a write-off of capitalized patents of approximately $115,000 after they were deemed to be impaired.

      The Company recorded net income from discontinued operations of $1,312,558 for the third quarter of 2004 compared to a net loss from discontinued operations of $270,924 for the third quarter of 2003. For the first nine months of 2004, the Company recorded net income from discontinued operations of $1,560,297 compared to a net loss from discontinued operations of $856,059 for the same period in the prior year. The improvement in net income was primarily the result of higher contract manufacturing sales coupled with lower operating expenses resulting from the shift in focus to contract manufacturing, other cost reduction efforts and the receipt of licensing fee income under the Agreement with Novartis. See Note 11 of Notes to Condensed Financial Statements in Item 1 of this Report.

WIND DOWN OF MANUFACTURING OPERATIONS

      In September 2003, the Company learned that, as a result of a change in its internal supplier selection criteria, Novartis will stop using the Company as a contract manufacturer for its topical patches during the fourth quarter of 2004. In addition, Johnson & Johnson Consumer Products Company, formerly the Company's third largest customer, had ceased using the Company as a contract manufacturer during the third quarter of 2004. Novartis and Johnson & Johnson accounted for approximately 55% and 16% of the Company's net sales for the year ended December 31, 2003. Based upon the fact that the Company had no future contract manufacturing customers, the Board of Directors had determined that the Company would wind down its manufacturing operations.

      On July 19, 2004, in preparation for the wind down of its manufacturing operations, the Company entered into the Agreement with Novartis, effective January 1, 2004. See the discussion under "Licensing and Supply Agreement" in
Note 11 of Part I, Item 1 above for a description of this agreement.

      It is management's intent to wind down its manufacturing operations, sell off manufacturing assets, renegotiate its facility leases and fund continuing operations with licensing fees and royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. However, there can be no assurance that the Company will be successful in the winding down of manufacturing operations, selling off the manufacturing assets, renegotiating its manufacturing facility leases, or in the protection of the Company's rights related to intellectual property. There can also be no assurance that future licensing fees and royalty income, if any, will be sufficient to fund future operations.

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

      The Company believes its existing cash and cash equivalents will be sufficient to fund operations through 2004. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2004. Future royalties the Company receives is dependent on the success of Novartis and other firms or individuals with whom the Company may enter into licensing agreements. The Company currently does not have any new or additional committed sources of capital or financing identified, and there can be no assurance that additional funding will be available in a timely manner, on acceptable terms, or at all. In addition, the Company may not be successful in winding down it's manufacturing operations without defaulting on its existing contractual obligations, and may require additional funds for its ongoing operations beyond the wind down period. If adequate funds are not available, the Company may be forced to further scale-back, eliminate certain aspects of or cease operations entirely in the future, or attempt to obtain funds through unfavorable arrangements with partners or others that may require the Company to relinquish rights to certain technologies or potential markets or which otherwise may be materially unfavorable to the Company. The survivability of the Company is also dependant upon the Company continuing to receive cash under the prepayment agreement and royalty income from Novartis. All these factors, among others, raise doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to continue to receive prepayment and royalty payments from Novartis, to obtain additional funding as may be required, and to continue to have successful operations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $1,626,372 during the first nine months of 2004 to $2,110,216 at September 30, 2004. The increase in cash and cash equivalents during the first nine months of 2004 was due to cash provided by operating activities of $1,553,961 consisting primarily of cash provided by discontinued operations.

      During the first nine months 2004, the Company received proceeds of $162,700 from the sale of equipment, and purchased equipment it had previously leased for a fair market lease buy out of $74,550. Investments in patents and intellectual property was $31,473 for the first nine months of 2004 relating to expanding the coverage area for the Company's patent portfolio. The Company also received $815,000 in cash pursuant to the Agreement with Novartis (see Note 11 of Notes to Condensed Financial Statements in Item 1 of this Report). There were no future material commitments for capital expenditures at September 30, 2004. During the first nine months 2004, the Company received proceeds of $24,911 related to exercises of stock options. Cash used in financing activities to repay long-term obligations totaled $9,177 for the first nine months of 2004, excluding the noncash satisfaction of the $220,000 Recall Debt Note the Company had with Novartis. See the discussion under "Long-Term Obligations" in Note 5 of
Part I of this report for information on the Recall Debt Note.

      The Company had working capital of $677,282 and a current ratio of 1.27 at September 30, 2004 compared to a working capital deficit of $842,426 and a current ratio of 0.70 at December 31, 2003. The improvement in working capital and current ratio during the first nine months of 2004 is primarily attributable to higher cash and cash equivalents primarily related to the receipt of $815,000 in cash under the supply and license agreement the Company has with Novartis (see Note 11 of Notes to Condensed Financial Statements in Item 1 of this Report), and lower inventory levels coupled with lower debt obligations and payables when compared to December 31, 2003.

      On July 19, 2004, the Company entered into the Agreement with Novartis, effective January 1, 2004. See the discussion under "Licensing and Supply Agreement" in Note 11 of Part I, Item 1 above for a description of this new agreement. Under the Agreement, the Company will continue to receive advance payments against future orders. At September 30, 2004, the amount owed to Novartis under product prepayment deposits was $1,735,937.

      The Company believes its existing cash and cash equivalents will be sufficient to fund operations through December 31, 2004, provided the Company continues to receive prepayments on future product orders with Novartis. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2004. Future royalties the Company receives is dependent on the success of Novartis and other firms or individuals with whom the Company may enter into licensing agreements.

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

      During the quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Regular Annual Meeting of Shareholders of the Company was held on September 30, 2004. The following matters were voted on by Shareholders:

            1. The election of three directors to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

            2. The ratification of the appointment of Lurie Besikof Lapidus & Company, LLP as the Company's independent public accountant for the Company's current fiscal year.

            The results of the voting on these matters were as follows:

            1.    Board of Directors:

                                                                        Withhold
                                                    For                 Authority           Total
                                                 ---------              ---------         ---------
Alan C. Hymes, M.D.                              3,421,379               252,250          3,673,629
Judd A Berlin                                    3,639,677                33,952          3,673,629
Timothy P. Fitzgerald                            3,629,842                43,787          3,673,629

            2. Appointment of Lurie Besikof Lapidus & Company, LLP as independent auditor for the Company:

   For                           Against           Abstain           Broker-Non-Votes       Total
   ---                           -------           -------           ----------------     ---------
3,659,187                         8,723             5,719                 -               3,673,629

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS

      (a) EXHIBITS

Exhibit No.                      Description
-----------                      -----------
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

  31.01         Certification of Chief Executive Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002, filed herewith.

  31.02         Certification of Acting Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002, filed herewith.

  32.01         Chief Executive Officer and Acting Chief
                Financial Officer Certification Pursuant to18
                U.S.C. Section 1350, as Adopted Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

                                             LECTEC CORPORATION

Date November 15, 2004                       By /s/  Timothy P. Fitzgerald
                                             -----------------------------------
                                             Timothy P. Fitzgerald
                                             Chief Executive Officer & President
                                             (principal financial officer and
                                             duly authorized officer)