Form 10KSB
period 2004-12-31
LECTEC CORP /MN/
filed 2005-04-15
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                   FORM 10-KSB
                                  -------------
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER: 0-16159

                               LECTEC CORPORATION
                 (Name of small business issuer in its charter)

                              MINNESOTA                                              41-1301878
                   (State or other jurisdiction of                                (I.R.S. Employer
                   incorporation or organization)                                Identification No.)

                5616 LINCOLN DRIVE, EDINA, MINNESOTA                                    55436
              (Address of principal executive offices)                               (Zip Code)

           Issuer's telephone number, including area code:                         (952) 933-2291

   Securities registered under Section 12(b) of the Exchange Act:                       NONE

   Securities registered under Section 12(g) of the Exchange Act:      COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                                                                  (Title of class)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form; and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Issuer's revenues for the fiscal year ended December 31, 2004 were $1,065,000.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 13, 2005 was approximately $10,174,845 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.

    The number of shares outstanding of the Issuer's Common Stock as of April 14, 2005 was 4,152,998 shares.

                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            ----
                                     PART I
Item 1.   Description of Business........................................................................................... 3
Item 2.   Description of Property........................................................................................... 4
Item 3.   Legal Proceedings................................................................................................. 5
Item 4.   Submission of Matters to a Vote of Security Holders............................................................... 5

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities ... 6
Item 6.   Management's Discussion and Analysis or Plan of Operation......................................................... 7
Item 7.   Financial Statements............................................................................................. 10
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............................. 32
Item 8A.  Controls and Procedures.......................................................................................... 32
Item 8B.  Other Information................................................................................................ 32

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act................................................................ 33
Item 10.  Executive Compensation........................................................................................... 34
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................................................................. 36
Item 12.  Certain Relationships and Related Transactions................................................................... 38
Item 13.  Exhibits......................................................................................................... 38
Item 14.  Principal Accountant Fees and Services........................................................................... 41

          Signatures....................................................................................................... 42
          Exhibit Index.................................................................................................... 43
          Exhibit 10.15-Separation Agreement for Timothy Fitzgerald........................................................ 45
          Exhibit 23.01-Consent of Independent Registered Public Accounting Firm........................................... 47
          Exhibit 23.02-Consent of Independent Registered Public Accounting Firm........................................... 48
          Exhibit 31.01-Certification of Principal Executive Officer....................................................... 49
          Exhibit 31.02-Certification of Principal Financial Officer....................................................... 50
          Exhibit 32.01-Certification Pursuant to 18 U.S.C. Section 1350,
          as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002................................................ 51
          Exhibit 99.01-Cautionary Statements for Purposes of the "Safe Harbor"
          Provisions of the Private Securities Litigation Reform Act of 1995............................................... 52


------------------------------------

FORWARD-LOOKING STATEMENTS

         From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-KSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on royalty payments from Novartis and on key personnel, the success or failure of any attempt by the Company to protect or enforce its patents, and other risks and uncertainties as described in the "Cautionary Statements" filed as Exhibit
99.01 to this Form 10-KSB for the year ended December 31, 2004.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    LecTec Corporation (the "Company") is primarily an intellectual property licensing and holding company. The Company's primary focus is to obtain royalty income through licensing agreements related to patents that the Company owns based on its advanced skin interface technologies. The Company is an innovator in hydrogel-based topical delivery of therapeutic OTC medications, which provide alternatives to topical creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin. The Company holds multiple domestic and international patents on its hydrogel technology.

    The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. Its principal executive office is located at 5616 Lincoln Drive, Edina, Minnesota 55436, and its telephone number is (952)-933-2291.

WIND DOWN OF MANUFACTURING OPERATIONS

    Prior to 2001, the Company designed, manufactured and marketed diagnostic electrocardiograph ("ECG") electrodes, conductive and non-conductive adhesive hydrogels, patches for the topical application of over-the-counter ("OTC") drugs and medical tape products. The Company marketed and sold its products to medical products distributors, consumers through retail outlets (food, chain drug and mass merchandise stores), consumer products companies and original equipment manufacturers ("OEM"s). All of the products manufactured by the Company were designed to be highly compatible with skin.

    In 2000, the Company decided to focus on its therapeutic patch business and so determined to exit the medical tape, diagnostic electrode and adhesive hydrogel businesses. In March 2001, the Company sold its medical tape manufacturing equipment and other related assets and exited the low margin medical tape business. In April 2001, the Company sold its diagnostic electrode and electrically conductive adhesive hydrogel business assets, which were used to produce the Company's conductive products. The conductive products included diagnostic electrodes and electrically conductive adhesive hydrogels. Under a manufacturing and supply agreement between the Company and the buyer, the Company continued to manufacture and supply to the buyer certain conductive adhesive hydrogels through the third quarter of 2002. By the end of 2002, the Company was focused primarily on establishing contract manufacturing and licensing relationships with large pharmaceutical and skin care companies relating to the Company's therapeutic topical patch technology.

    In September 2003, the Company learned that, as a result of a change in its internal supplier selection criteria, Novartis Consumer Health, Inc. ("Novartis"), the Company's largest customer, intended to stop using the Company as a contract manufacturer for its topical patches by the end of 2004. In addition, Johnson & Johnson Consumer Products Company, the Company's second largest customer, also indicated that it intended to stop using the Company as a contract manufacturer during 2004. Novartis and Johnson & Johnson accounted for approximately 80.0% and 7.3% of the Company's net sales for the year ended December 31, 2004, respectively. Based on this situation and without any other manufacturing prospects, in July 2004, the Board of Directors determined that the Company would cease manufacturing operations by December 31, 2004 and become an intellectual property licensing and holding Company.

    On July 19, 2004, the Company entered into a supply and licensing agreement, effective as of January 1, 2004 (the "Agreement"), with Novartis. The Agreement replaced the Company's prior supply and licensing agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell and deliver to Novartis vapor patches in 2004 while Novartis developed its own patch manufacturing capability. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis agreed to advance up to $2,000,000 to the Company for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of the advanced funds, the Company executed and delivered to Novartis a promissory note in the principal amount of $2,000,000 and a security agreement. Under the security agreement, The Company pledged substantially all of its assets to secure the $2,000,000 advance payment note. The advance payment note was repaid by the Company from time to time by the delivery to Novartis of vapor patches under the Agreement.

    Under the Agreement, the Company also granted to Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration (14 years) permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

    In August 2004, Novartis purchased a cartoning machine from the Company for a purchase price of $162,000. On December 7, 2004, the Company entered into a capital equipment purchase agreement (the "Purchase Agreement") with Novartis. Under the Purchase Agreement, Novartis paid the Company the contract price of $733,100 in exchange for the Company's hydrogel coating and therapeutic converting machinery and equipment. The contract price was based upon Novartis taking delivery of the equipment at the Company's facility. Upon closing of this disposition of assets to Novartis on December 29, 2004, the Company's transformation from a manufacturing operation to an intellectual property licensing and holding company was complete.

STRATEGY

    The Company entered into a licensing agreement in July 2004 with Novartis and is pursuing similar agreements with other contract manufacturing customers to enable them to use the Company's proprietary patch technology in producing topical patch products in the future. It is currently management's intent to fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. There can be no assurance that the Company will be successful in the protection of the Company's rights related to intellectual property or that royalty income will be sufficient to fund continuing operations. In addition, there can be no assurance that the Company will be successful in entering into future licensing agreements.


PATENTS AND TRADEMARKS

    The Company has U.S. and international patents on adhesive hydrogels, transdermal and topical delivery systems. Twenty-seven issued U.S. patents and twenty-five issued international patents are currently assigned to the Company. Eleven U.S. applications are pending. The patents most pertinent to the Company's major products have a remaining legal duration ranging from ten to fourteen years. The Company also holds nine registered U.S. trademarks.

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

EMPLOYEES

    As of December 31, 2004, the Company had 19 full time employees, including two full time executive officers of the Company. As of March 31, 2005, the Company had one full time employee, a three-member Board of Directors, and some contract labor personnel available to the Company on an as needed basis. None of the Company's employees or contract laborers are represented by labor unions or other collective bargaining units. The Company believes relations with its employees and laborers are good.

ITEM 2. DESCRIPTION OF PROPERTY

    As of December 31, 2004, the Company leased a building located in Minnetonka, Minnesota, containing approximately 18,000 square feet of office and laboratory space and 12,000 square feet of manufacturing and warehouse space. The Company vacated this facility in Minnetonka, Minnesota when its lease expired on February 28, 2005. The Company currently leases a building in Edina ("Edina Lease"), Minnesota containing approximately 14,500 square feet of warehouse and office space. The Edina lease began on the first day of July 2003 and expires on August 31, 2008. The Edina Lease has a provision allowing the Company to exit the lease after

36 months (June 30, 2006), provided the Company gives six months notice and pays a fee of approximately $26,000. It is probable that the Company will exercise this option if it cannot negotiate a better lease rate.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

    The Company's common stock traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol LECT until November 26, 2002 when the Company's stock was moved to the OTC Bulletin Board due to the Company's inability to satisfy the minimum bid price and shareholders' equity standards for continued listing on the Nasdaq Exchange.

    The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock quoted on the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                               Year Ended          Year Ended
                            December 31, 2004   December 31, 2003
                            -----------------   -----------------
                            High         Low    High         Low
                            -----       -----   -----       -----
Quarter ended March 31      $1.75       $0.70   $1.00       $0.25

Quarter ended June 30        1.08        0.60    0.65        0.25

Quarter ended Sept. 30       1.80        0.65    0.99        0.30

Quarter ended Dec. 31        1.55        0.80    1.01        0.30

    As of April 14, 2005, the Company had 4,152,998 shares of common stock outstanding, and approximately 300 common shareholders of record which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

    The Company had not declared or paid cash dividends on its common stock since its inception, however, on January 20, 2005, the Company's Board of Directors approved and declared a cash dividend of $0.06 per share, payable on March 11, 2005 to shareholders of record on February 25, 2005. The Company had 4,113,739 shares outstanding on the record date. The Company may pay future dividends based upon excess cash the Company may have from royalty income exceeding operating expenses the Company incurs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    In July 2004, management determined that the Company would be winding down its contract manufacturing operations before December 31, 2004. Because of this, the past and future financial results related to contract manufacturing will be treated as discontinued operations for financial reporting purposes. Continuing operations will consist of operations related to the surviving intellectual property licensing and holding company. The Company accounts for its discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " (SFAS 144). Accordingly, results of operations and the related charges for discontinued operations have been classified as "Earnings from discontinued operations" in the accompanying Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Balance Sheets as "Discontinued operations". For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

    The Company recorded licensing fee income of $1,065,000 for the year ended December 31, 2004. There was no licensing fee income for the year ended December 31, 2003. The licensing fee income was earned under a supply and licensing agreement that the Company entered into with Novartis Consumer Health, Inc ("Novartis") during the third quarter of 2004. Net loss from continuing operations for 2004 was ($123,153) or ($0.03) per basic and diluted share, compared to a net loss from continuing operations for 2003 of ($1,615,430), or a loss of ($0.40) per basic and diluted share. The improvement in the results from continuing operations for 2004 as compared to 2003 was due to receipt of licensing fee income in 2004, coupled with lower salary and benefit expenses during 2004.

RESULTS OF DISCONTINUED OPERATIONS

    Earnings from discontinued operations for the year ended December 31, 2004 was $2,419,832, or $0.60 per basic and diluted share, compared to earnings from discontinued operations of $333,669 or $0.08 per basic and diluted share for 2003. Sales to the Company's largest customer, Novartis, were $6,341,998 for 2004, compared to sales of $4,245,026 for 2003. The improvement in the earnings from discontinued operations for 2004 over 2003 is attributable to a gain on the sale of manufacturing assets of $611,954, higher income and gross margins from manufacturing operations, and reduced expenses and overhead reductions related to the wind down of manufacturing operations.

NET RESULTS OF OPERATIONS

    Net earnings for 2004 were $2,296,679, or $0.57 per basic and diluted share, compared to a net loss of ($1,281,761), or ($0.32) per basic and diluted share. The overall improvement in net earnings for the year ended December 31, 2004 over the net loss for the year ended December 31, 2003 is primarily due to licensing fee income during 2004 and a gain on the sale of manufacturing assets, coupled with higher gross margins from manufacturing operations and reduced expenses related to the wind down of manufacturing operations.


INCOME TAXES

    The Company recorded income tax expense of $27,000 for the year ended December 31, 2004, compared to no income tax expense for the year ended December 31, 2003. The income tax expense recorded in 2004 is a result of the Company being subject to alternative minimum tax because only 90% of the Company's net operating loss carryforward can be utilized of offset taxable income, in addition to applicable Minnesota state taxes.

EFFECT OF INFLATION

    Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

    Total assets increased slightly from $2,690,650 at December 31, 2003 to $2,803,134 at December 31, 2004; however, the Company's liquid assets in the form of cash and cash equivalents increased from $483,844, or 18.0% of total assets, at December 31, 2003 to $2,239,318, or 79.9% of total assets, at December 31, 2004. This increase in liquid assets was due primarily to the sale of the assets related to the Company's manufacturing business in the fourth quarter of 2004, coupled with licensing fee income of $1,065,000 during the third quarter of 2004.

    Working capital was $2,048,876 at December 31, 2004, compared to a working capital deficit of $302,925 at December 31, 2003. The Company's current ratio was 4.93 at December 31, 2004, compared to 0.89 at December 31, 2003. The improvement in working capital and current ratio for 2004 over 2003 is due to the receipt of licensing fee income and cash generated from profitable operations.

    Shareholders' equity increased by $2,435,850 to $2,282,082 as of December 31, 2004 from shareholders' deficit of $153,768 as of December 31, 2003, primarily due to the net earnings for year ended December 31, 2004 and the reasons stated above.

    See "Description of Business - Wind Down of Manufacturing Operations" above for a description of the wind down of the Company's manufacturing operations.

    The Company believes its existing cash and cash equivalents will be sufficient to fund operations through 2005. The Company will be able to further assess its working capital requirements after it begins to receive its semi-annual royalty payments from Novartis which is anticipated to begin by September 2005.

    On January 20, 2005, the Company's Board of Directors announced that it had declared a cash dividend of $0.06 per share, payable on March 11, 2005 to shareholders of record on February 25, 2005. The Company had approximately 4,113,739 shares outstanding on the record date.

CRITICAL ACCOUNTING POLICIES

    Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the years ended December 31, 2004 and 2003. Critical accounting policies are as follows:

REVENUE RECOGNITION

    Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured.

    For domestic sales, revenue was recognized when the product had been shipped to the customer and collection was probable. For international sales, revenue was recognized when the product was received by the customer and collection was probable.

IMPAIRMENT OF LONG-LIVED ASSETS

    The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its long-lived assets for impairment during the third quarter of 2004. The Company recorded a charge of $115,055 for impaired patents and wrote off fully amortized patents of $1,201,271 at September 30, 2004. The Company believes that no impairment exists at December 31, 2004.

ACCOUNTS RECEIVABLE

    The Company grants credit to customers in the normal course of business, but it generally does not require collateral or other security to support amounts due. Management performs on-going credit evaluation of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management expectations.

ACCOUNTING FOR DISCONTINUED OPERATIONS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 144, which changed the requirements for reporting discontinued operations as well as changed the standards for reporting long-lived assets that have been disposed. Reporting of discontinued operations was originally dictated under the provisions of Accounting Principals Bulletin ("APB") 30. FASB concluded that an expansion of those provisions was warranted, so that more disposal situations would trigger the display of discontinued operations.

    Under the provisions of SFAS 144, if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:

        o The operations and cash flows of the component have been or will be removed from the ongoing operations of the entity as a result of the disposal transaction, and

        o The entity will have no significant continuing involvement in the operations of the component after the disposal transaction.

    The Company has exited from manufacturing operations of topical patches and has sold off all of it's manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets by December 31, 2004. The operations and cash flows of the contract manufacturing operations will be eliminated from the ongoing operations as a result of the sales transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore managements position that the conditions for reporting the Company's financial statements, balance sheets and statements of cash flows under the requirements of SFAS 144 as discontinued operations is appropriate. The comparative 2003 financial statements have been restated to conform to the 2004 presentation.

    The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.

ITEM 7. FINANCIAL STATEMENTS

The balance sheet of the Company as of December 31, 2004, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and the notes thereto have been audited by Lurie Besikof Lapidus & Company, LLP, Independent Registered Public Accounting Firm.

The balance sheet of the Company as of December 31, 2003, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and the notes thereto have been audited by Grant Thornton LLP, Independent Registered Public Accounting Firm.


                                    CONTENTS



                                                                         Page
                                                                         ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................. 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................. 12

FINANCIAL STATEMENTS

   BALANCE SHEETS........................................................ 13

   STATEMENTS OF OPERATIONS.............................................. 15

   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT).......................... 16

   STATEMENTS OF CASH FLOWS.............................................. 17

   NOTES TO FINANCIAL STATEMENTS......................................... 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and
Board of Directors
LecTec Corporation

                We have audited the accompanying balance sheet of LecTec Corporation, as of December 31, 2004, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

                                        Minneapolis, Minnesota
                                        March 6, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and
Board of Directors
LecTec Corporation

                We have audited the accompanying balance sheet of LecTec Corporation as of December 31, 2003, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/ GRANT THORNTON, LLP

                                                         Minneapolis, Minnesota
                                                         March 7, 2004

                               LECTEC CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                ASSETS                                    2004           2003
                                                       ----------     ----------
                                                                      (Restated)
CURRENT ASSETS:
   Cash and cash equivalents                           $2,239,318     $  483,844
   Prepaid expenses and other                             137,981         63,653
   Discontinued operations                                192,629      1,931,558
                                                       ----------     ----------

                Total current assets                    2,569,928      2,479,055

OTHER ASSETS:
   Patents and trademarks                                  50,693        211,595
   Prepaid insurance - director and officer               182,513             --
                                                       ----------     ----------
                                                          233,206        211,595
                                                       ----------     ----------

                                                       $2,803,134     $2,690,650
                                                       ==========     ==========


The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


                LIABILITIES AND
                   SHAREHOLDERS' EQUITY (DEFICIT)             2004            2003
                                                          ------------    ------------
                                                                           (Restated)
CURRENT LIABILITIES:
   Current maturities of long-term obligations            $      2,525    $     12,564
   Accounts payable                                              4,944          19,801
   Accrued expenses                                            240,293         140,107
   Discontinued operations                                     273,290       2,609,508
                                                          ------------    ------------

                Total current liabilities                      521,052       2,781,980
                                                          ------------    ------------

LONG-TERM OBLIGATIONS, less current maturities                      --          62,438

COMMITMENTS AND CONTINGENCIES                                       --              --

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 4,030,330 and 3,979,327 shares issued
      and outstanding at December 31, 2004 and 2003             40,303          39,793
   Additional contributed capital                           11,689,404      11,550,743
   Accumulated deficit                                      (9,447,625)    (11,744,304)
                                                          ------------    ------------
                                                             2,282,082        (153,768)
                                                          ------------    ------------

                                                          $  2,803,134    $  2,690,650
                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                  2004            2003
                                              -----------    -----------
                                                              (Restated)
CONTINUING OPERATIONS:
Revenue - royalty and licensing fee income    $ 1,065,000    $        --
Operating expenses                              1,189,601      1,615,430
                                              -----------    -----------
Loss from continuing operations
     before income taxes                         (124,601)    (1,615,430)
Income tax benefit                                  1,448             --
                                              -----------    -----------
     Loss from continuing operations             (123,153)    (1,615,430)
                                              -----------    -----------


DISCONTINUED OPERATIONS:
Earnings from discontinued operations
     before income taxes                        2,448,280        333,669
Income tax expense                                (28,448)            --
                                              -----------    -----------
     Earnings from discontinued operations      2,419,832        333,669
                                              -----------    -----------

Net earnings (loss)                           $ 2,296,679    $(1,281,761)
                                              ===========    ===========

Weighted average common shares outstanding:
   Basic and diluted                            4,011,631      3,967,529


Earnings (loss) per share:
   Basic and diluted -
      Continuing operations                   $     (0.03)   $     (0.40)
      Discontinued operations                        0.60           0.08
                                              -----------    -----------
       Total                                  $      0.57    $     (0.32)
                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                          Common stock           Additional
                                                 ---------------------------    contributed     Accumulated
                                                     Shares        Amount         capital          deficit          Total
                                                 ------------   ------------    ------------    ------------    ------------
Balance at January 1, 2003                          3,966,395   $     39,664    $ 11,389,678    $(10,462,543)   $    966,799
   Common shares issued in connection with the
     employee stock purchase plan                      12,932            129           3,065              --           3,194
   Warrants issued in connection with the sale
     of building                                           --             --         158,000              --         158,000
   Net loss                                                --             --              --      (1,281,761)     (1,281,761)
                                                 ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2003                        3,979,327         39,793      11,550,743     (11,744,304)       (153,768)
   Stock compensation expense                              --             --         112,640              --         112,640
   Exercise of stock options                           51,003            510          26,021              --          26,531
   Net earnings                                            --             --              --       2,296,679       2,296,679
                                                 ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2004                        4,030,330   $     40,303    $ 11,689,404    $ (9,447,625)   $  2,282,082
                                                 ============   ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                        2004           2003
                                                                     -----------    -----------
                                                                                     (Restated)
Cash flows from operating activities:
   Loss from continuing operations                                   $  (123,153)   $(1,615,430)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Earnings from discontinued operations                           2,419,832        333,669
       Loss on impaired assets                                           115,055         19,437
       Depreciation and amortization                                     212,284        523,267
       (Gain) loss on sale of property, plant and equipment             (611,954)        52,375
       Compensation expense related to re-priced stock options           112,640             --
   Changes in continuing operations assets and liabilities:
       Prepaid expenses and other                                       (256,842)            --
       Accounts payable                                                  (14,857)            --
       Accrued expenses                                                  100,186             --
   Change in net assets and liabilities of discontinued operations    (1,074,352)       659,382
                                                                     -----------    -----------

       Net cash provided by (used in) operating activities               878,839        (27,300)
Cash flows from investing activities:
   Purchases of property, plant and equipment                            (74,550)       (22,001)
   Proceeds from sales of property, plant and equipment                  968,700        845,000
   Investment in patents and trademarks                                  (31,473)       (49,905)
                                                                     -----------    -----------

           Net cash provided by investing activities                     862,677        773,094
Cash flows from financing activities:
   Proceeds from the issuance of common stock                             26,531          3,194
   Repayment of mortgage note payable                                         --       (820,000)
   Repayment of long-term obligations                                    (12,573)      (116,732)
                                                                     -----------    -----------
       Net cash provided by (used in) financing activities                13,958       (933,538)
                                                                     -----------    -----------
       Net increase (decrease) in cash and cash equivalents            1,755,474       (187,744)

Cash and cash equivalents - beginning of year                            483,844        671,588
                                                                     -----------    -----------
Cash and cash equivalents - end of year                              $ 2,239,318    $   483,844
                                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                      2004       2003
                                                                    --------   --------
Supplemental disclosures of cash flow information:

   Cash paid for interest                                           $ 10,395   $ 26,009

   Cash paid for income taxes                                       $     --   $  3,000

Supplemental disclosures of noncash activities:

  Licensing fees used to reduce long-term obligations and
  accrued interest                                                  $250,000         --

  Leasehold improvement in exchange for lease obligation            $     --   $ 66,560


  Fair value of warrants issued with the sale of building           $     --   $158,000

  Value of free rent received with the sale of building             $     --   $228,512

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   LecTec Corporation (the "Company") is currently an intellectual property licensing and holding company. The Company receives royalties and licensing fees from licensing agreements pertaining to the Company's patents. The Company currently has one licensing agreement with Novartis Consumer Health, Inc. ("Novartis"), which will pay the Company royalties on a semi-annual basis based upon a percentage of Novartis net sales as specified in the Agreement. Previously, the Company was a contract manufacturer of hydrogel topical patches sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

   Accounts Receivable (discontinued operations Note C)

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Management performs on-going credit evaluation of customers when deemed necessary.

   Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the allowance when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At December 31, 2004, the Company had one receivable with Novartis of $176,207. This receivable was paid during the first quarter of 2005.

   Inventories (discontinued operations Note C)

   Inventories were stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                   DECEMBER 31,
                            -----------------------
                                2004         2003
                            ----------   ----------
          Raw materials     $       --   $  465,050
          Work in process           --       41,354
          Finished goods            --      587,065
                            ----------   ----------

                            $       --   $1,093,469
                            ==========   ==========

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

   Long-Lived Assets

   Property, plant, and equipment is recorded at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes, and accelerated methods are used for tax purposes. Estimated useful lives used in the calculation of depreciation are:

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

   Amortized intangible assets consist of the following:

                        DECEMBER 31, 2004                DECEMBER 31, 2003
                  -----------------------------   -----------------------------
                  GROSS CARRYING   ACCUMULATED    GROSS CARRYING    ACCUMULATED
                      AMOUNT       AMORTIZATION      AMOUNT        AMORTIZATION
                  --------------   ------------   --------------   ------------

     Patents        $  231,922      $  181,229      $1,508,613      $1,298,900
     Trademarks             --              --           8,162           6,280
                    ----------      ----------      ----------      ----------

                    $  231,922      $  181,229      $1,516,775      $1,305,180
                    ==========      ==========      ==========      ==========

   Amortization expense of amortized intangible assets totaled $77,320 and $104,734 for 2004 and 2003. Amortization expense is expected to be as follows:

                            YEAR ENDING DECEMBER 31,
                            ------------------------
                             2005           $ 19,092
                             2006             13,471
                             2007             10,273
                             2008              6,808
                             2009              1,049

   The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its long-lived assets for impairment during the third quarter of 2004. The Company recorded a charge of $115,055 for impaired patents and wrote off fully amortized patents of $1,201,271 at September 30, 2004. The Company believes that no impairment exists at December 31, 2004.

   Revenue Recognition

   Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured. Domestic sales revenue was recognized when the product was shipped to the customer and collection was probable. International sales revenue was recognized when the product was received by the customer and collection was probable.

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED


   Research and Development (discontinued operations)

   Research and development costs are expenses as incurred.

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

   Common stock options and warrants to purchase 814,124 and 1,020,301 shares of common stock with a weighted average exercise price of $1.96 and $2.14 were outstanding at December 31, 2004 and 2003, respectively. As the Company had a loss from continuing operations in both 2004 and 2003, those shares were excluded from the net earnings (loss) per share computations because they were anti-dilutive.

   Stock Based Compensation

   The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net loss for 2004 and 2003. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

   Accounting for Discontinued Operations

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 144, which changed the requirements for reporting discontinued operations as well as changed the standards for reporting long-lived assets that have been disposed. Reporting of discontinued operations was originally dictated under the provisions of Accounting Principals Bulletin ("APB") 30. FASB concluded that an expansion of those provisions was warranted, so that more disposal situations would trigger the display of discontinued operations.

   Under the provisions of SFAS 144, if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:

        o The operations and cash flows of the component have been or will be removed from the ongoing operations of the entity as a result of the disposal transaction, and

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED


        o The entity will have no significant continuing involvement in the operations of the component after the disposal transaction.

    The Company has exited from manufacturing operations of topical patches and has sold off all of it's manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets by December 31, 2004. The operations and cash flows of the contract manufacturing operations will be eliminated from the ongoing operations as a result of the sales transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore managements position that the conditions for reporting the Company's financial statements, balance sheets and statements of cash flows under the requirements of SFAS 144 as discontinued operations is appropriate. The comparative 2003 financial statements have been restated to conform to the 2004 presentation.

    The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED


                                           YEARS ENDED DECEMBER 31,
                                        ------------------------------
                                             2004            2003
                                        -------------    -------------
Net earnings (loss), as reported        $   2,296,679    $  (1,281,761)
   Compensation expense determined
  under the fair value method                (106,938)        (194,706)
                                        -------------    -------------
Pro forma net earnings (loss)           $   2,189,741    $  (1,476,467)
                                        =============    =============

Net earnings (loss) per share:

  As reported -
     Basic and diluted
        Continuing operations           $       (0.03)   $       (0.40)
        Discontinued operations         $        0.60             0.08
                                        -------------    -------------
        Total                           $        0.57    $       (0.32)
                                        =============    =============


  Pro forma -
     Basic and diluted
        Continuing operations           $       (0.05)   $       (0.45)
        Discontinued operations         $        0.60             0.08
                                        -------------    -------------
        Total                           $        0.55    $       (0.37)
                                        =============    =============

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

   The weighted average fair value of options granted during 2004 and 2003 was $1.09 and $0.40. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants issued during 2004 and 2003; zero dividend yield, expected volatility of 179% and 164%, risk-free interest rate of 2.72% and 2.99%, and expected lives of 3.0 and 4.0 years.

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

   Recent Accounting Pronouncements


   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB FIN 46(R), "Consolidation of Variable Interest Entities, a revision of FIN 46" which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. Adoption of 46(R) did not have a material impact on the Company's financial statements.


   In December 2004, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which requires that the compensation cost relating to share- based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is required to apply SFAS No. 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant date estimated fair value. Management has not determined the future effect of this pronouncement on its future financial statements.

   The December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED


nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that this pronouncement will have a significant effect on its future financial statements.

NOTE B  -  LICENSING AND SUPPLY AGREEMENT

On July 19, 2004, the Company entered into a supply and licensing agreement, effective as of January 1, 2004 (the "Agreement"), with Novartis Consumer Health, Inc. ("Novartis"). The Agreement replaced the Company's prior supply and licensing agreement with Novartis dated May 8, 2002. The Agreement requires the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The note was repaid by the Company by the delivery to Novartis of vapor patches under the Agreement. All amounts owed have been paid as of December 31, 2004.

Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in debt on July 19, 2004, (2) payment of $407,500 in cash on July 22, 2004, and (3) payment of $407,500 in cash by October 1, 2004, (the Company received this cash on September 24, 2004). The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company, based upon the net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

The supply portion of the Agreement will continue in effect until February 5, 2005, except that the provisions relating to the License will continue in effect until the conclusion of the term of the License. The Company may not assign or otherwise transfer the Agreement (other than to an affiliate) without the prior written consent of Novartis, except that the Company may assign the Agreement in connection with the transfer or sale of all or substantially all of its assets or business or its merger or consolidation with another company, so long as (1) such acquirer or successor in interest agrees in writing to be bound by all conditions of the Agreement, and (2) the Company gives Novartis written notice of any such assignment and 15 days to object. Novartis may object to an assignment only if such acquirer or successor in interest (a) is a direct competitor of Novartis, or (b) prior to February 5, 2005, in Novartis' reasonable discretion, is not a manufacturer which has a proven record of operational quality at least equal to that of the Company or does not have sufficient financial wherewithal.

In conjunction with the signing of the Agreement, Novartis purchased certain manufacturing equipment from the Company for approximately $900,000 in 2004. The gain on the sale of those assets is included in discontinued operations.

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


NOTE C  -  DISCONTINUED OPERATIONS

In July 2004, management determined that the Company would be winding down its contract manufacturing operations before December 31, 2004. Because of this, the past and future financial results related to contract manufacturing will be treated as discontinued operations for financial reporting purposes. Continuing operations will consist of operations related to the surviving intellectual property licensing and holding company. The Company accounts for its discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " (SFAS 144). Accordingly, results of operations and the related charges for discontinued operations have been classified as "Earnings from discontinued operations" in the accompanying Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Balance Sheets as "Discontinued operations". For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis. Discontinued operations assets and liabilities and revenues include the following:

                                              December 31,   December 31,
                                                  2004           2003
                                              ------------   ------------
DISCONTINUED OPERATIONS ASSETS

Accounts receivable, net                      $    176,207   $    203,866
Inventories                                             --      1,093,469
Prepaid expenses and other                          16,422        157,160
Property and equipment, net                             --        477,063
                                              ------------   ------------

Total discontinued operations assets          $    192,629   $  1,931,558
                                              ============   ============

DISCONTINUED OPERATIONS LIABILITIES

Current maturities of long-term obligations   $         --   $    220,000
Accounts payable                                    21,267        316,948
Accrued expenses                                   152,023        143,446
Reserve for sales returns and credits              100,000        218,831
Customer deposits                                       --      1,710,283
                                              ------------   ------------

Total discontinued operations liabilities     $    273,290   $  2,609,508
                                              ============   ============


REVENUES FOR THE YEAR ENDED                   $  7,925,022   $  7,236,935
                                              ============   ============

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003

NOTE D  -  LONG-TERM OBLIGATIONS

    Long-term debt consists of the following:

                                              DECEMBER 31,
                                          -------------------
                                            2004       2003
                                          --------   --------
          Capital lease obligations
          (continuing operations) (a)        2,525   $ 75,002


          Promissory note payable
          (discontinued operations) (b)         --    220,000
                                          --------   --------

                                             2,525    295,002
          Less current maturities            2,525    232,564
                                          --------   --------

                                          $     --   $ 62,438
                                          ========   ========


(a) Capital lease obligations are due in various monthly installments up to $879, including interest up to 19.1% through February 2005, and are generally collateralized by equipment.

(b) In May 2002, the Company entered into a $220,000 promissory note with Novartis Consumer Health, Inc. The principal balance of the note was originally due in December 2003 and was paid off (including accrued interest of $30,000) in September 2004 out of the licensing fee income proceeds. Interest was accrued at the prime rate plus 2.0% (effective rate of 6.25% and 6.0% at July 31, 2004 and December 31, 2003). The promissory note was collateralized by substantially all of the Company's assets.

NOTE E  -  COMMITMENTS AND CONTINGENCIES

    Leases

    The Company conducted its operations in two leased facilities during 2004 and 2003. The corporate building lease expired in February 2005 and the Company moved operations to the facility in Edina, Minnesota that has a warehouse lease which expires in August 2008. Both leases provide for payment of a portion of taxes and other operating expenses by the Company. The warehouse lease has a provision allowing the Company to terminate the lease after 36 months (June 30, 2006), provided the Company gives six months notice and pays a fee of approximately $26,000. It is probable that the Company will exercise this option if it cannot negotiate a better lease rate. The Company also leases various equipment under operating leases which run through June 2005. Total rent expense for operating leases was $258,043 and $283,671 for 2004 and 2003.

    Future minimum lease commitments under operating leases are as follows:

                            YEAR ENDING DECEMBER 31,
                            ------------------------
                             2005          $ 82,937
                             2006            52,677
                             2007            52,677
                             2008            35,118

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


    Employee Benefit Plan

    The Company maintains a contributory 401(k) profit sharing benefit plan covering substantially all employees. The plan allows Company matches of 50% of employee contributions up to 5% of a participant's compensation. The Company suspended its matching contributions during 2002. The Company may also make discretionary contributions. No discretionary contributions were made for 2004 and 2003.

    Legal Proceedings

    The Company is subject to various legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

NOTE F  -  INCOME TAXES

    Income tax expense (benefit) consists of the following:


                         YEARS ENDED DECEMBER 31,
                         ------------------------
                            2004           2003
                         --------        --------
           Current       $ 27,000        $     --
           Deferred            --              --
                         --------        --------

                         $ 27,000        $     --
                         ========        ========

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


    Differences between income tax expense (benefit) and the statutory federal income tax rate are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                   2004           2003
                                                -----------    -----------
     Federal statutory income tax rate              34.0%         (34.0)%
     State income taxes, net of federal effect       0.4             --
     Change in valuation allowance                    --           33.7
     Net operating loss carryforward utilized      (30.2)
     Other                                          (3.0)           0.3
                                                   -----          -----

                                                     1.2%            --%
                                                   =====          =====

    Deferred tax assets and liabilities consist of the following:

                                                        DECEMBER 31,
                                                --------------------------
                                                   2004           2003
                                                -----------    -----------
     Current assets:
       Inventories                              $        --    $   101,700
       Vacation accrual                                  --         18,500
       Other                                         56,232        155,100
                                                -----------    -----------

                Net current assets                   56,232        275,300
                                                -----------    -----------
     Long-term assets (liabilities):
       Net operating loss carry-forwards          2,237,412      4,147,500
       Tax credit carry-forwards                    309,906        295,200
       Depreciation                                      --        (37,500)
       Charitable contribution carry-forwards            --          5,200
       Other                                             --         20,200
                                                -----------    -----------

                Net long-term assets              2,547,318      4,430,600
                                                -----------    -----------

                Net deferred tax assets           2,603,550      4,705,900
                Less valuation allowance         (2,603,550)    (4,705,900)
                                                -----------    -----------
                   Net deferred tax asset       $        --    $        --
                                                ===========    ===========

    At December 31, 2004, the Company has available net operating loss carry-forwards of approximately $10,400,000 which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carry-forwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carry-forwards begin to expire in 2008. A valuation allowance has been recorded for these net operating loss carry-forwards and all other deferred tax assets as they may not be realizable. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized.

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


NOTE G  -  EQUITY TRANSACTIONS

    Employee Stock Purchase Plan

    The Company had an employee stock purchase plan which expired in November 2003. The plan allowed eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price was the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company issued a total of 95,840 shares in connection with purchases by employees during the life of the plan. The Company issued 12,932 shares for $3,194 during December 31, 2003.

    Stock Options and Warrants

    The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 957,948 shares of common stock are available for grants of options under the plans at December 31, 2004. Options under the Company's plans are granted at fair market value and expire at five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after three to four years.


    A summary of the Company's stock option transactions is as follows:

                                                        WEIGHTED
                                         NUMBER OF       AVERAGE
                                          SHARES      EXERCISE PRICE
                                        ----------    --------------
     Outstanding at December 31, 2002    1,180,142      $     2.06
       Granted                             164,000            0.46
       Canceled                           (536,794)          (1.08)
                                        ----------      ----------

     Outstanding at December 31, 2003      807,348            2.39
       Granted                              75,000            1.20
       Exercised                           (51,003)          (0.52)
       Canceled                           (217,221)          (2.63)
                                        ----------      ----------

     Outstanding at December 31, 2004      614,124      $     2.31
                                        ==========      ==========

    A total of 598,794 and 727,345 options were exercisable at December 31, 2004 and 2003, with a weighted average exercise price of $2.36 and $2.56, respectively.

    On July 1, 2002, 803,958 options outstanding with a weighted average grant price of $4.54 per share were re-priced to $0.81 per share. At December 31, 2004, 176,000 of these options were exercisable. No compensation expense was recorded by the Company in connection with the re-pricing, as the exercise price exceeded the market price on the date of the re-pricing. At December 31, 2004 the exercise price of the re-priced options was below the market price for the Company's common stock, and the Company recorded compensation expense of $112,640 for 2004. At December 31, 2003 the exercise price of the re-priced options equaled the market price for the Company's common stock, accordingly no compensation expense was recorded in 2003.

                               LECTEC CORPORATION

                           DECEMBER 31, 2004 AND 2003


    The following information applies to grants that are outstanding at December 31, 2004:

                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  ------------------------------------------    ----------------------
                                     WEIGHTED       WEIGHTED                  WEIGHTED
                                     AVERAGE        AVERAGE                   AVERAGE
   RANGE OF         NUMBER           REMAINING      EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE    PRICE      EXERCISABLE     PRICE
---------------   -----------    ----------------   --------    -----------   --------
$ 0.31 - $ 0.35      69,999           0.8 years     $   0.34        54,669     $  0.35
$ 0.75 - $ 0.81     216,050           0.9 years         0.80       216,050        0.80
$ 1.20 - $ 1.80      97,000           1.3 years         1.32        97,000        1.32
$ 1.90 - $ 2.00      75,000           1.4 years         2.00        75,000        2.00
$ 2.75 - $ 3.63      37,700           0.7 years         2.92        37,700        2.92
$ 5.00 - $ 6.63      80,000           2.5 years         5.85        80,000        5.85
$ 8.38 - $10.00      38,375           0.8 years         9.46        38,375        9.46
                    -------                                        -------

                    614,124                         $   2.31       598,794     $  2.36
                    =======                                        =======

    Stock Repurchase Program

    The Company has a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.0% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. There were no shares repurchased during 2004 and 2003. Since the program's inception, the Company has repurchased 175,650 shares for $543,400.

    Warrants

    In connection with the sale of the Company's corporate facility during 2003 (see Note H), the Company issued warrants to an outside party to purchase 200,000 shares of common stock. The warrants are fully exercisable and entitle the holder to purchase common stock at $0.90 per share until February 25, 2008. The Company also had outstanding warrants to another outside party to purchase 12,953 shares of common stock at $6.25 per share, which expired on November 20, 2004.

NOTE H  -  SALE OF CORPORATE FACILITY

    On February 25, 2003, the Company sold its corporate facility in Minnetonka, Minnesota for an aggregate purchase price of $910,270 and recorded a loss of $52,375. In connection with the sale, the Company entered into a lease of its corporate facility which grants the Company free rent for the 12 months following the sale/leaseback transaction and thereafter extends the lease at a rate based on current market conditions. The purchaser also received a warrant for the purchase of 200,000 shares of common stock at $0.90 per share.

NOTE I  -  SUBSEQUENT EVENT

    On January 20, 2005, the Company's Board of Directors approved and declared a cash dividend of $0.06 per share, payable on March 11, 2005 to shareholders of record on February 25, 2005. The Company had 4,113,739 shares outstanding on the record date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No additional disclosure is required regarding our recent change in independent registered public accounting firms, as disclosed in our Form 8-K filed on April 23, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act".) Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the reports we file or submit under the Exchange Act.

     During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

    None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

                NAME                  AGE             TITLE
                ----                  ---             -----
         Alan C. Hymes, M.D.          73    Chief Executive Officer and Director
         Judd A. Berlin               48    Director
         Andrew Rollwagen             49    Director

    Alan C. Hymes, M.D is a founder of the Company and has been a Director since 1977. In addition, Dr. Hymes acts as the Company's medical consultant. Dr. Hymes was engaged in the private practice of surgery from 1968 until his retirement. He is a diplomat of the American Board of Surgery and the American Board of Thoracic Surgery.

    Judd A. Berlin has been a director since May 29, 2003. Mr. Berlin is a multinational entrepreneur and founder of Hello Corporation, an Asian-based company operating call centers for Fortune 100 companies. Mr. Berlin has also founded companies in Europe, the Middle East and Asia in food distribution, broadcasting, and entertainment production. Mr. Berlin has an MBA from St. Thomas University in St. Paul, Minnesota, and is the son of Lee M. Berlin, who is a 10% shareholder in the Company.

    Andrew Rollwagen became a director on January 14, 2005. Mr. Rollwagen has more than 25 years experience in banking and finance. He holds a Master of Business Administration degree from the University of St. Thomas, St. Paul, Minnesota and is the Senior Vice President of Business Banking at First State Bank and Trust, a locally owned community bank serving the greater St. Croix Valley area in Minnesota.

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

    Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners during 2004 have been satisfied, except that John LeGray filed a late Form 4 reporting one transaction and Timothy Fitzgerald filed a late Form 4 reporting one transaction.

AUDIT COMMITTEE

    Alan C. Hymes, M.D. (Chairman) and Andrew Rollwagen comprise the Audit Committee of the Board of Directors pursuant to the rules of the Securities & Exchange Commission. Due to the Company's size, financial condition and prospects, the Board has not sought to add a Board member who would qualify as a financial expert under the definition promulgated by the Securities & Exchange Commission. Based on the size and complexity of the Company's financial statements, the Board does not believe that the absence of a financial expert materially undermines the ability of its Audit Committee to fulfill its obligations.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table shows the cash and non-cash compensation for the years ended December 31, 2004, 2003, and 2002, paid to the Company's former Chief Executive Officer and another former executive officer of the Company whose annual compensation paid by the Company in fiscal 2004 exceeded $100,000. The Company's current Chief Executive Officer, Alan C. Hymes, M.D., did not begin serving as Chief Executive Officer until January 15, 2005.

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                                           Compensation             (2)
                                                Annual Compensation   ---------------------
                                      Year      -------------------   Securities Underlying     All Other
Name and Principal Position          Ended      Salary       Bonus         Options (1)         Compensation
---------------------------          -----      ------       ------   ----------------------   ------------
Timothy P. Fitzgerald (3)           12/31/04   $145,036      $   --                  --         $     --
   Former Chief Executive Officer   12/31/03    114,063          --                  --               --
   and President                    12/31/02    112,826          --              55,000            1,853

John D. LeGray (4)                  12/31/04    135,220          --                  --               --
   Former Vice President, Quality   12/31/03    107,422           --                 --               --
   Assurance & Regulatory Affairs   12/31/02    107,103          --              70,000              113

--------------

    (1) During the year ended December 31, 2002, Mr. Fitzgerald had a total of 55,000 options re-priced; and Mr. LeGray had a total of 70,000 options re-priced.

    (2) Reflects matching contributions under the Company's 401(k) and Profit Sharing Plan.

    (3) Mr. Fitzgerald's employment with the Company terminated effective as of January 14, 2005.

    (4) Mr. LeGray's employment with the Company terminated on January 4, 2005.

OPTION GRANTS DURING LAST FISCAL YEAR

          The following table contains information concerning the grant of stock options under the Company's 1998 Stock Option Plan during the year ended December 31, 2004, to each of the executive officers named in the Summary Compensation Table:

                                                    INDIVIDUAL GRANTS
                                        -------------------------------------
                                      PERCENT OF TOTAL
                         NUMBER OF         OPTIONS
                        SECURITIES       GRANTED TO     EXERCISE
                        UNDERLYING       EMPLOYEES       PRICE
                          OPTIONS        IN FISCAL        PER      EXPIRATION
           NAME           GRANTED       YEAR 2004(2)     SHARE        DATE
           ----         ----------    ----------------  --------   ----------
Timothy P. Fitzgerald       45,000(1)        60.0%        $1.20     1/14/2007
John D. LeGray              30,000(1)        40.0%        $1.20      1/4/2007


(1) Incentive stock option representing the right to purchase one share of the Company's common stock, granted pursuant to the Company's 1998 Stock Option Plans.

(2) Percent calculations based on 75,000 total options granted to officers and employees in 2004.

AGGREGATED OPTION EXERCISES DURING LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information concerning the exercise of options during the year ended December 31, 2004 and unexercised options held as of December 31, 2004, by each of the executive officers and key employees named in the Summary Compensation Table above.

                                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                              SHARES                   OPTIONS AT DEC. 31, 2004          AT DEC. 31, 2004(1)
                             ACQUIRED       VALUE     ---------------------------    ---------------------------
           NAME            ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
           ----            -----------    --------    -----------   -------------    -----------   -------------
Timothy P. Fitzgerald          --         $     --        100,000          --          $46,450       $     --
John D. LeGray                 --               --         77,500          --           37,900             --

(1) "Value" has been determined based on the difference between the last sale price of the Company's common stock as reported by the Nasdaq OTC Bulletin Board on December 31, 2004 ($1.45) and the per share option exercise price, multiplied by the number of shares subject to the in-the-money options.

COMPENSATION OF DIRECTORS

    At a meeting held on January 14, 2005, the Board of Directors of the Company approved the payment of an annual retainer to non-employee members of the Board of Directors in the amount of $17,500. This retainer will be paid in quarterly installments of $4,375 at the beginning of each calendar quarter commencing with the first quarter of 2005.

SEPARATION AGREEMENT WITH TIMOTHY FITZGERALD

    On December 28, 2004, the Company entered into a Separation Agreement (the "Separation Agreement") with Timothy P. Fitzgerald, the Company's former Chief Executive Officer and Director of LecTec. Pursuant to the Separation Agreement, Mr. Fitzgerald agreed to resign from his positions as Chief Executive Officer and a Director of the Company and to terminate his employment with the Company effective as of January 14, 2005. In accordance with the Separation Agreement, Mr. Fitzgerald received his normal salary and benefits through the last day of his employment along with payment for any and all accrued but unused vacation. Pursuant to the Separation Agreement, Mr. Fitzgerald agreed to be available to and cooperate with the Company in the event of litigation or other needs at an hourly rate of $200 plus reimbursement of any travel and other expenses. In addition, the Company agreed that it will maintain director and officer insurance coverage for a minimum of six years. Pursuant to the Separation Agreement, the Company and Mr. Fitzgerald mutually agreed to release the other party from future claims, subject to certain limited exceptions, and to not disparage the other party in the market place. A copy of the Separation Agreement is filed as an exhibit to this Form 10-KSB.

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

TERMINATION AND SEVERANCE PLAN

    In connection with the wind down activities discussed in Part I of this Report, the Company has made severance arrangements with its executive officers and employees which would provide a severance benefit equal to one week of base pay for each year or partial year of service to the Company plus health plan benefits under COBRA for three months following termination. Payments will be made only if executive officers and employees remain employees of the Company through a pre-determined end-of-service period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

    The following table summarizes, with respect to the Company's equity compensation plans, the number of shares of the Company's common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company's equity compensation plans as of December 31, 2004.

                                                                                               NUMBER OF SECURITIES
                                                                    WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE       EXERCISE PRICE OF          FUTURE ISSUANCE UNDER
                                    ISSUED UPON EXERCISE OF           OUTSTANDING           EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,          OPTIONS, WARRANTS          (EXCLUDING SECURITIES
        PLAN CATEGORY                 WARRANTS AND RIGHTS              AND RIGHTS         REFLECTED IN THE FIRST COLUMN)
        -------------             --------------------------       -----------------      ------------------------------
Equity compensation plans
approved by security holders                  502,075                     $ 2.56                      321,000

Equity compensation plans
not approved by security
holders                                       112,049(1)                  $ 1.16                      636,948
                                              -------                     ------                      -------

            Total                             614,124                     $ 2.31                      957,948
                                              =======                     ======                      =======

-----------

    (1) Includes 87,049 options under the 2001 Stock Option Plan (see below) and 25,000 free standing options issued to a former officer of the Company.

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

TABLE OF SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of April 7, 2005, by each person, or group of affiliated persons, who is known to beneficially own more than 5% of LecTec's common stock, each of its directors, each of its executive officers named in the Summary Compensation Table above and all of its directors and executive officers as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of April 7, 2005 are considered outstanding. The column entitled "Number of Shares Beneficially Owned" includes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days of April 7, 2005. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of April 7, 2005 are listed separately under the column entitled "Number of Shares Underlying Options Beneficially Owned." Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 4,152,998 shares of common stock outstanding on April 7, 2005. The address of each director and executive officer named below is the same as that of the Company.

                                                               NUMBER OF
                                                                SHARES
                                             NUMBER OF       UNDERLYING
                                               SHARES         OPTIONS         PERCENT OF
                                            BENEFICIALLY    BENEFICIALLY        SHARES
NAME                                           OWNED           OWNED         OUTSTANDING
----                                        ------------    -------------    -----------
Lee M. Berlin(1)                              424,759           19,000          10.18%
Alan C. Hymes, M.D                            418,373           19,000          10.03%
Judd A. Berlin                                137,145               --           3.30%
Andrew Rollwagen                                   --               --             --
Timothy P. Fitzgerald                         104,325          100,000           2.45%
John D. LeGray                                 68,660           60,000           1.63%
All directors and executive officers as
a group (5 persons)                           728,503          179,000          16.74%

--------------

    (1) Lee M Berlin shares include 75,605 shares owned by Mr. Berlin's wife. Mr. Berlin's address is 1700 Lexington Avenue, St. Paul, MN 55118

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 13. EXHIBITS


                                                                                          Method of
                                                                                           Filing
                                                                                          ---------
    3.01      Articles of Incorporation of LecTec Corporation, as amended                    (1)

    3.02      Bylaws of LecTec Corporation                                                   (1)

   10.01      Certificate of Secretary pertaining to Resolution of Board of
              Directors of LecTec Corporation, dated October 30, 1986,
              implementing a Profit Sharing Bonus Plan                                       (1)

 **10.02      LecTec Corporation 1989 Stock Option Plan                                      (2)

 **10.03      LecTec Corporation 1991 Directors' Stock Option Plan                           (2)

   10.04      Change In Control Termination Pay Plan adopted May 27, 1998                    (3)

 **10.05      LecTec Corporation Employee Stock Purchase Plan                                (4)

 **10.06      LecTec Corporation 1998 Stock Option Plan                                      (5)

 **10.07      LecTec Corporation 1998 Directors' Stock Option Plan                           (5)

 **10.08      LecTec Corporation 2001 Stock Option Plan                                      (6)

   10.09      Sale Leaseback Agreement By and Between LecTec Corporation and
              Larry Hopfenspirger, dated February 25, 2003.                                  (7)

   Exhibit                                                                                Method of
     No.                                                                                    Filing
   -------                                                                                ---------
   10.10      Office/warehouse lease dated May 23, 2003, by and between SMD
              Lincoln Investments LLC and LecTec Corporation.                                (8)

  *10.11      Supply and License Agreement By and Between LecTec Corporation and
              Novartis Consumer Health, Inc. executed on July 19, 2004 and effective         (9)
              as of January 1, 2004.

   10.12      Promissory Note By and Between LecTec Corporation and Novartis
              Consumer Health, Inc. executed on July 19, 2004 and effective as of            (9)
              January 1, 2004.

   10.13      Security Agreement By and Between LecTec Corporation and Novartis
              Consumer Health, Inc. executed on July 19, 2004 and effective as of            (9)
              January 1, 2004.

   10.14      General Terms and Conditions for the Purchase of Capital Equipment
              dated as of December 2, 2004 between Novartis Consumer Health, Inc.            (10)
              and LecTec Corporation.

   10.15      Separation Agreement dated December 28, 2004 by and between LecTec
              Corporation and Timothy P. Fitzgerald.                                         (11)

   23.01      Consent of Lurie Besikof Lapidus & Company, LLP                                (11)

   23.02      Consent of Grant Thornton LLP                                                  (11)

   24.01      Power of Attorney                                                              (12)

   31.01      Certification of Principal Executive Officer                                   (11)

   31.02      Certification of Principal Financial Officer                                   (11)

   32.01      Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as
              adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.             (11)

   99.01      Cautionary Statements                                                          (11)

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

     (4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72571) filed on February 18, 1999.

     (5) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

     (6) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

     (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     (8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

     (9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

     (10) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on December 30, 2004.

     (11) Filed herewith.

     (12) Included on signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table sets forth information concerning fees and services billed by the Company's principal outside accountants, Lurie Besikof Lapidus & Company, LLP for 2004 and Grant Thornton LLP for 2003:

                                  FEES AND SERVICES BILLED
                                   YEAR ENDED DECEMBER 31,
                                  ------------------------
                                      2004           2003          NATURE OF SERVICES PROVIDED
                                  ----------      ---------         ---------------------------
    Audit fees                      $ 72,311      $ 78,668      Audits and quarterly reviews of
                                                               financial statements of the Company
                                                                       and its 401(k) Plan
    Audit-related fees                    --            --
    Tax fees                           6,340         8,240     Tax return preparation and research
    All other fees                        --            --
                                    --------      --------
                                    $ 78,651      $ 86,908
                                    ========      ========

    Because of the Company's size, financial condition and prospects, the Audit Committee is apprised of and approves all fees for audit and non-audit services provided by the Company's outside accountants.

    All audit fees were approved by the Audit Committee of the Board of Directors, comprising approximately 92% and 91% of total fees billed by Lurie Besikof Lapidus & Company, LLP and Grant Thornton LLP for the years ended December 31, 2004 and 2003, respectively. Audit fees billed for the year ended December 31, 2003 include approximately $20,000 of progress billings for the 2003 audit. There were no progress billings in 2004 for the 2004 audit. The base audit fee for the year-end audit (excluding quarterly reviews and expenses) was $25,000 for 2004 and $43,000 for 2003.

    The Audit Committee has considered whether non-audit services provided by the outside accountants during 2004 and 2003 were compatible with maintaining the outside accountants' independence.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2005.

                                                LECTEC CORPORATION


                                                /s/ Alan C. Hymes, M.D.
                                                -----------------------
                                                Alan C. Hymes, M.D.
                                                Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan C. Hymes, M.D. (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-KSB of LecTec Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan C. Hymes, M.D.                                   April 15, 2005
------------------------------------
Alan C. Hymes, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)


/s/ Judd A. Berlin                                        April 15, 2005
------------------------------------
Judd A. Berlin
Director


/s/ Andrew Rollwagen                                      April 15, 2005
------------------------------------
Andrew Rollwagen
Director

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

   ** 10.02    LecTec Corporation 1989 Stock Option Plan (Note 2).

   ** 10.03    LecTec Corporation 1991 Directors' Stock Option Plan (Note 2).

   ** 10.04    Change In Control Termination Pay Plan adopted May 27, 1998 (Note 3).

   ** 10.05    LecTec Corporation Employee Stock Purchase Plan (Note 4).

   ** 10.06    LecTec Corporation 1998 Stock Option Plan (Note 5).

   ** 10.07    LecTec Corporation 1998 Directors' Stock Option Plan (Note 5).

   ** 10.08    LecTec Corporation 2001 Stock Option Plan (Note 6).

      10.09    Sale Leaseback Agreement By and Between LecTec Corporation and
               Larry Hopfenspirger, dated February 25, 2003 (Note 7).

      10.10    Office/warehouse lease May 23, 2003, by and between SMD Lincoln
               Investments LLC and LecTec Corporation (Note 8).

     *10.11 Supply and License Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 9).

      10.12    Promissory Note By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 9).

      10.13    Security Agreement By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 9).

      10.14    General Terms and Conditions for the Purchase of Capital
               Equipment dated as of December 2, 2004 between Novartis Consumer
               Health, Inc. and LecTec Corporation (Note 10).

      10.15    Separation Agreement dated December 28, 2004 by and between
               LecTec Corporation and Timothy P. Fitzgerald (Note 11).

      23.01    Consent of Lurie Besikof Lapidus & Company, LLP (Note 11).

      23.02    Consent of Grant Thornton LLP (Note 11).

      24.01    Power of Attorney (Note 12).

      31.01    Certification of Principal Executive Officer (Note 11).

      31.02    Certification of Principal Financial Officer (Note 11).

      32.01 Chief Executive Officer Certification Pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Note 11).

      99.01    Cautionary Statements (Note 11).

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

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72571) filed on February 18, 1999.

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(6) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(10) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on December 30, 2004.

(11)  Filed herewith.

(12)  Included on signature page.