Form 10QSB
period 2005-03-31
LECTEC CORP /MN/
filed 2005-05-13
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ to______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                        41-1301878
------------------------------------------                --------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  5616 Lincoln Drive, Edina, Minnesota                           55436
------------------------------------------                --------------------
  (Address of principal executive offices)                     (Zip Code)

                                 (952) 933-2291
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                           ---------------------------
    (Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   [X]           No    [ ]

The number of shares outstanding of the issuer's common stock as of May 13, 2005 was 4,153,998 shares.

Transitional Small Business Disclosure Format (Check one):

Yes   [ ]           No    [X]

                               LECTEC CORPORATION

       REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited)        I-1

Item 2. Management's Discussion and Analysis or Plan of Operation.........................            I-8

Item 3. Controls and Procedures...........................................................            I-11

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................................            II-1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................            II-1

Item 3. Defaults Upon Senior Securities...................................................            II-1

Item 4. Submission of Matters to a Vote of Security Holders...............................            II-1

Item 5. Other Information.................................................................            II-1

Item 6. Exhibits..........................................................................            II-1

        Signature Page....................................................................            II-2

FORWARD-LOOKING STATEMENTS

      From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on royalty payments from Novartis Consumer Health, Inc. ("Novartis") and on key personnel, the success or failure of any attempt by the Company to protect or enforce its patents, issuance of new accounting pronouncements; available opportunities for licensing agreements related to patents that the Company holds, and other risks and uncertainties as described in the "Cautionary Statements" filed as Exhibit 99.01 to the Company's Report on Form 10-KSB for the year ended December 31, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                   March 31,     December 31,
                                                                                     2005           2004
                                                                                -------------    ------------
                                                                                 (Unaudited)
        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   1,551,586    $  2,239,318
   Royalty income receivable                                                           81,296               -
   Prepaid expenses and other                                                          97,188         137,981
   Discontinued operations                                                              1,224         192,629
                                                                                -------------    ------------
                     Total current assets                                           1,731,294       2,569,928
OTHER ASSETS:
   Patents and trademarks                                                              46,271          50,693
   Prepaid insurance - director and officer                                           172,374         182,513
                                                                                -------------    ------------
                                                                                      218,645         233,206
                                                                                -------------    ------------
                                                                                $   1,949,939    $  2,803,134
                                                                                =============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations                                  $       1,292    $      2,525
   Accounts payable                                                                    34,030           4,944
   Accrued expenses                                                                   100,132         240,293
   Discontinued operations                                                             98,350         273,290
                                                                                -------------    ------------

                     Total current liabilities                                        233,804         521,052
                                                                                -------------    ------------

COMMITMENTS AND CONTINGENCIES                                                               -               -

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 4,147,998 and 4,030,330 shares
      issued and outstanding at March 31, 2005 and
      December 31, 2004, respectively                                                  41,480          40,303
   Additional contributed capital                                                  11,957,351      11,689,404
   Accumulated deficit                                                            (10,282,696)     (9,447,625)
                                                                                -------------    ------------
                                                                                    1,716,135       2,282,082
                                                                                -------------    ------------

                                                                                $   1,949,939    $  2,803,134
                                                                                =============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                            2005             2004
                                                        ------------     ------------
                                                                          (Restated)
CONTINUING OPERATIONS:
     Revenue - royalty and licensing fee income         $     81,296     $          -
     Operating expenses                                      459,607          359,732
                                                        ------------     ------------
     Loss from continuing operations                        (378,311)        (359,732)
                                                        ------------     ------------

DISCONTINUED OPERATIONS:

     Earnings (loss) from discontinued operations           (209,936)         434,459
                                                        ------------     ------------

Net earnings (loss)                                     $   (588,247)    $     74,727
                                                        ============     ============

Weighted average common shares outstanding:
   Basic and diluted                                       4,089,399        3,979,327

Earnings (loss) per share:
   Basic and diluted -
      Continuing operations                             $      (0.09)    $      (0.09)
      Discontinued operations                                  (0.05)            0.11
                                                        ------------     ------------
       Total                                            $      (0.14)    $       0.02
                                                        ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months ended March 31,
                                                                                    2005               2004
                                                                                -----------         -----------
                                                                                                    (Restated)
Cash flows from operating activities:

   Loss from continuing operations                                              $  (378,311)        $  (359,732)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Earnings (loss) from discontinued operations                              (209,936)            434,459
         Depreciation and amortization                                                4,422              90,843
         Compensation expense related to re-priced stock options                    179,707              76,765
   Changes in continuing operating assets and liabilities:
         Royalty income receivable                                                  (81,296)                  -
         Prepaid expenses and other                                                  50,932             (20,291)
         Accounts payable                                                            29,086               8,794
         Accrued expenses                                                          (140,161)             21,957
   Change in net assets and liabilities of discontinued operations                   16,465              31,074
                                                                                -----------         -----------

         Net cash provided by (used in) operating activities                       (529,092)            283,869

Cash flows from investing activities:
   Investment in patents and trademarks                                                   -             (31,473)
                                                                                -----------         -----------

Cash flows from financing activities:
   Cash dividends paid                                                             (246,824)                  -
   Proceeds from exercises of stock options                                          89,417                   -
   Repayment of long-term obligations                                                (1,233)             (2,734)
                                                                                -----------         -----------
         Net cash used in financing activities                                     (158,640)             (2,734)
                                                                                -----------         -----------
         Net increase (decrease) in cash and cash equivalents                      (687,732)            249,662

Cash and cash equivalents - beginning of period                                   2,239,318             483,844
                                                                                -----------         -----------
Cash and cash equivalents - end of period                                       $ 1,551,586         $   733,506
                                                                                ===========         ===========

Supplemental disclosures of cash flow information:

   Cash paid for interest                                                       $     2,340         $     1,455

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

(1)   GENERAL

         The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.

(2)   BUSINESS SUMMARY AND CRITICAL ACCOUNTING POLICIES

      BUSINESS SUMMARY

         The Company is currently an intellectual property licensing and holding company. The Company receives royalties and licensing fees from licensing agreements pertaining to the Company's patents. The Company currently has one licensing agreement ("Novartis Agreement" or "Agreement") with Novartis Consumer Health, Inc. ("Novartis"), which pays royalties to the Company on a semi-annual basis based upon a percentage of Novartis net sales. The Company was a contract manufacturer of hydrogel topical patches sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. See the discussion under "Licensing and Supply Agreement" in Note 5 of Part I, Item 1 for a description of the agreement with Novartis.

      CRITICAL ACCOUNTING POLICIES

         Some of the Company's most critical accounting policies include:

         Revenue Recognition. Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured. Revenue from sales from discontinued operations was recognized when the product was shipped to the customer and collection was probable.

         Impairment of Long-Lived Assets. The carrying value of long-lived assets is reviewed quarterly or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no impairment exists at March 31, 2005.

         Royalty Income Receivable. The Company currently has royalty income receivable under the terms of the licensing and supply agreement with Novartis. The Company granted credit to Novartis in the normal course of business and management believes, based upon past experience, that all amounts outstanding are fully collectible.

         Accounting for Discontinued Operations. Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:

            - The operations and cash flows of the component have been or will be removed from the ongoing operations of the entity as a result of the disposal transaction, and

            - The entity will have no significant continuing involvement in the operations of the component after the disposal transaction.

         The Company exited from manufacturing operations of topical patches and sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets prior to December 31, 2004. The operations and cash flows of the contract manufacturing operations were eliminated from the ongoing operations as a result of the sale transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's financial statements under the requirements of SFAS 144 as discontinued operations has been satisfied. The comparative 2004 condensed statements of operations and cash flows have been restated to conform to the 2005 presentation.

         The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.

         Stock Based Compensation. In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective termination dates (but not longer than the options normal expiration date, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to this modification to the exercise period. Normally these options would expire ninety days from the employees termination date. Because of this modification to the exercise period of these options for these former employees, the Company recorded compensation expense of $99,957 for the first quarter ended March 31, 2005.

         In July 2002, 803,958 stock options with a weighted average exercise price of $4.54 per share were re-priced to $0.81 per share. At March 31, 2005, 145,000 of these options were outstanding and were exercisable. No compensation expense was recorded by the Company in connection with the re-pricing because the exercise price exceeded the market price on the date of the re-pricing. On March 31, 2005, the market price for the Company's common stock was above the exercise price of the re-priced options. Accordingly, the Company recorded additional compensation expense of $79,750 for the three months ended March 31, 2005. For the three months ended March 31, 2004, the Company recorded compensation expense of $76,765 in connection with the re-pricing.

         The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, and no compensation cost related to stock option grants is reflected in net income or loss for the three months ended March 31, 2005 and 2004. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                                     Three months ended March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     -----------       ----------
Net earnings (loss), as reported                      $ (588,247)      $  74,727
  Less compensation expense
  determined under the fair value
  method                                                       -         (26,805)
                                                      ----------       ---------
Pro-forma net earnings (loss)                         $ (588,247)      $  47,922
                                                      ==========       =========
Net earnings (loss) per share:

As reported -
   Basic and diluted earnings (loss) per share
     Continuing operations                            $    (0.09)      $   (0.09)
     Discontinued operations                               (0.05)           0.11
                                                      ----------       ---------
  Total                                               $    (0.14)      $    0.02
                                                      ==========       =========

Pro forma -
   Basic and diluted earnings (loss) per share
     Continuing operations                            $    (0.09)      $   (0.10)
     Discontinued operations                               (0.05)           0.11
                                                      ----------       ---------
   Total                                              $    (0.14)      $    0.01
                                                      ==========       =========

         The pro-forma information above should be read in conjunction with the related historical information.

         There were no stock options granted during the three months ended March 31, 2005. The weighted average fair value of options granted during the three months ended March 31, 2004 was $1.09. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the three months ended March 31, 2004; zero dividend yield, expected volatility of 179%, risk-free interest rates of 2.72% and expected lives of 3.0 years.

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

(3)   NET EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options and warrants to purchase 632,750 and 302,861 shares of common stock with a weighted average exercise price of $2.00 and $4.39 were outstanding as of March 31, 2005 and 2004, respectively. As the Company had a loss from continuing operations during the three months ended March 31, 2005 and 2004, those shares were excluded from the net earnings (loss) per share computations because they were antidilutive.

(4)   INCOME TAXES

         The provision for income tax benefits for the three months ended March 31, 2005, was offset principally by a valuation allowance for deferred taxes. No federal or state income taxes were provided for the three months ended March 31, 2004, due to available tax credit and net operating loss carryforwards.

(5)   LICENSING AND SUPPLY AGREEMENT

         On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement requires the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The note was repaid by the Company by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement.

         Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in promissory note debt as of the date of the Agreement, (2) payment of $407,500 in cash in July 2004, and (3) payment of $407,500 in cash in September 2004. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law (fourteen years). Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company, based upon the net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

         The supply portion of the Agreement continued in effect until February 5, 2005, except that the provisions relating to the License will continue in effect until the conclusion of the term of the License. The Company may not assign or otherwise transfer the Agreement (other than to an affiliate) without the prior written consent of Novartis, except that the Company may assign the Agreement in connection with the transfer or sale of all or substantially all of its assets or business or its merger or consolidation with another company, so long as (1) such acquirer or successor in interest agrees in writing to be bound by all conditions of the Agreement, and (2) the Company gives Novartis written notice of any such assignment and 15 days to object. Novartis may object to an assignment only if such acquirer or successor is a direct competitor of Novartis.

         In conjunction with the signing of the Agreement, Novartis purchased certain manufacturing equipment from the Company for approximately $900,000 during the second half of 2004.

(6)   DISCONTINUED OPERATIONS

Discontinued operations assets and liabilities and revenues includes the following:

                                                                (Unaudited)
                                                                 March 31,      December 31,
                                                                    2005            2004
                                                                -----------     ------------
DISCONTINUED OPERATIONS - ASSETS

Accounts receivable, net                                        $         -      $  176,207
Prepaid expenses and other                                            1,224          16,422
                                                                -----------     -----------
Total discontinued operations - assets                          $     1,224      $  192,629
                                                                ===========      ==========

DISCONTINUED OPERATIONS - LIABILITIES

Accounts payable                                                $         -      $   21,267
Accrued expenses                                                          -         152,023
Reserve for sales returns and credits                                98,350         100,000
                                                                -----------     -----------
Total discontinued operations - liabilities                     $    98,350      $  273,290
                                                                ===========      ==========

Revenues for the three months ended March 31, 2005 and 2004     $         -      $2,479,300
                                                                ===========      ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         In July 2004, management determined that the Company would wind down and cease its contract manufacturing operations by December 31, 2004. Because of this, the past and future financial results related to contract manufacturing have been treated as discontinued operations for financial reporting purposes. Continuing operations consist of operations related to the surviving intellectual property licensing and holding company. The Company accounts for its discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ". Accordingly, results of operations and the related charges for discontinued operations have been classified as "Earnings (loss) from discontinued operations" in the accompanying Condensed Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Balance Sheets as "Discontinued operations". For comparative purposes, all prior periods presented were restated to reflect the reclassifications on a consistent basis.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

         The Company recorded royalty income of $81,296 during the first quarter ended March 31, 2005. The Company had no sales or revenue from continuing operations for the three month period ended March 31, 2004.

         The Company recorded a net loss from continuing operations of $(378,311), or $(0.09) per basic and diluted share, for the first quarter of 2005 compared to a net loss from continuing operations of $(359,732), or $(0.09) per basic and diluted share, for the first quarter of 2004. The slight increase in net loss from continuing operations for the first quarter of 2005 compared to the prior year quarter was primarily due to the recognition of royalty income during the first quarter of 2005, partially offset by costs incurred during the first quarter of 2005 associated with the Company's move from its Minnetonka, Minnesota facility to its leased facility in Edina, Minnesota, office equipment lease buyout costs, higher legal, audit and tax fees, and higher board of director's fees and expenses.

RESULTS OF DISCONTINUED OPERATIONS

         The loss from discontinued operations for the quarter ended March 31, 2005 was $(209,936), or $(0.05) per basic and diluted share, compared to earnings from discontinued operations of $434,459 or $0.11 per basic and diluted share for the same period in 2004. There were no net sales from discontinued operations for the first quarter of 2005. For the first quarter of 2004, sales to the Company's largest customer, Novartis, were $1,507,034. The decline in the earnings from discontinued operations for the first quarter of 2005 over the same period in 2004 is attributable to the completion of the wind down of contract manufacturing operations coupled with higher stock compensation expense.

NET RESULTS OF OPERATIONS

         The net loss for the three months ended March 31, 2005 was $(588,247), or $(0.14) per basic and diluted share, compared to net earnings of $74,727, or $0.02 per basic and diluted share for the three months ended March 31, 2004. The overall decline in results of operations for the quarter ended March 31, 2005 over the same period in the prior year is primarily due to the absence of net sales and gross profit from discontinued operations related to the wind down of contract manufacturing operations and the reasons stated above.

INCOME TAXES

The provision for income tax benefits for the first quarter of 2005 was offset principally by a valuation allowance for deferred taxes. No federal or state income taxes were provided for the first quarter of 2004, due to available tax credit and net operating loss carryforwards for that period.

EFFECT OF INFLATION

Inflation has not had a significant impact on the Company's operations or cash flow.

WIND DOWN OF MANUFACTURING OPERATIONS

         In September 2003, the Company learned that, as a result of a change in its internal supplier selection criteria, Novartis, the Company's largest customer, intended to stop using the Company as a contract manufacturer for its topical patches by the end of 2004. In addition, Johnson & Johnson Consumer Products Company, the Company's second largest customer, also indicated that it intended to stop using the Company as a contract manufacturer during 2004. Based on this situation and without any other manufacturing prospects, in July 2004, the Board of Directors determined that the Company would cease manufacturing operations by December 31, 2004 and become an intellectual property licensing and holding company.

         On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement requires the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The note was repaid by the Company by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005 (which Novartis exercised), to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement

         Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in promissory note debt as of the date of the Agreement, (2) payment of $407,500 in cash in July 2004, and (3) payment of $407,500 in cash in September 2004. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law (maximum fourteen years). Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company, based upon the net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $687,732 during the first three months of 2005 to $1,551,586 at March 31, 2005. The decrease in cash and cash equivalents during the first three months of 2005 was due to cash used in operating activities of $529,092 consisting primarily of cash used for continuing operations as well as for severance and other manufacturing wind down costs, and to the payment of a cash dividend of $246,824 in March 2005. The Company's Board of Directors approved and declared a cash dividend of $0.06 per share on January 20, 2005, payable on March 11, 2005 to shareholders of record on February 25, 2005. The Company had 4,113,739 shares outstanding on the record date.

         During the first three months of 2005, the Company received $176,282 from Novartis under accounts receivable related to discontinued operations and received proceeds of $89,417 related to exercises of stock options. The Company also received proceeds of $64,652 from the sale of miscellaneous equipment and office furniture having no book value during the first three months of 2005. There were no future material commitments for capital expenditures at March 31, 2005.

         The Company had working capital of $1,497,490 and a current ratio of
7.40 at March 31, 2005 compared to working capital of $2,048,876 and a current ratio of 4.93 at December 31, 2004. The decrease in working capital during the first three months of 2005 is primarily attributable to lower payables and accrued expenses as the Company paid the majority of its severance and manufacturing wind down obligations, the payment of a cash dividend, and a reduction in accounts receivable partially offset with an increase in royalty and licensing fee income receivable.

         Shareholders' equity decreased to $1,716,135 at March 31, 2005 from $2,282,082 at December 31, 2004, primarily due to the net loss for three months ended March 31, 2005 and the cash dividend paid in March 2005, all of which have been discussed above.

         The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2005. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2005. The Company's working capital requirements are dependent upon adequate levels of royalty and licensing income to fund continuing operations. Royalty income is uncertain because it is subject to factors that the Company cannot control. Such factors include, but are not limited to, seasonality of the product, marketing efforts by Novartis, markets Novartis enters the product into, and other factors which can cause fluctuations in the amount of royalty income the Company earns. There can be no assurance because of these uncertainties that future royalty income will be sufficient to fund continuing operations. The royalty income of $81,296 recorded during the first quarter ended March 31, 2005 was based upon information provided by Novartis. There can be no assurance that this result will be indicative of results for the full year. Furthermore, future royalties and licensing income the Company anticipates earning is dependent on the success of the product in the marketplace by Novartis and other firms or individuals with whom the Company may enter into licensing agreements. Additionally, the Company does not presently have any other financing resources in place from which it can borrow or obtain additional working capital.

CRITICAL ACCOUNTING POLICIES

         Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended March 31, 2005 and 2004. The critical accounting policies appear in Note 2 of Part I, Item 1 of this Form 10-QSB.

ITEM 3 - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

         During the three months ended March 31, 2005, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.01 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02         Certification of Acting Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01         Chief Executive Officer and Acting Chief Financial Officer
              Certification Pursuant to #18 U.S.C. Section.1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01         Cautionary Statements (Incorporated herein by reference to Exhibit
              99.01 to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2004).

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LECTEC CORPORATION

Date May 13, 2005                             By /s/  Alan C. Hymes, M.D.
                                              ----------------------------------
                                              Alan C. Hymes, M.D.
                                              Chief Executive Officer & Director
                                              (principal financial officer and
                                              duly authorized officer)

                                  EXHIBIT INDEX

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

31.01 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02         Certification of Acting Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01         Chief Executive Officer and Acting Chief Financial Officer
              Certification Pursuant to #18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01         Cautionary Statements (Incorporated herein by reference to Exhibit
              99.01 to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2004).