Form 10QSB
period 2005-06-30
LECTEC CORP /MN/
filed 2005-08-15
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ to______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

               Minnesota                                  41-1301878
----------------------------------------        --------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  5616 Lincoln Drive, Edina, Minnesota                      55436
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (952) 933-2291
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
    (Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]   No [ ]

The number of shares outstanding of the issuer's common stock as of August 15, 2005 was 4,153,998 shares.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]   No [X]

                               LECTEC CORPORATION

       REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited)         I-1

Item 2.     Management's Discussion and Analysis or Plan of Operation ...................................  I-9

Item 3.     Controls and Procedures .....................................................................  I-12

                                            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ...........................................................................  II-1

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds .................................  II-1

Item 3.     Defaults Upon Senior Securities .............................................................  II-1

Item 4.     Submission of Matters to a Vote of Security Holders .........................................  II-1

Item 5.     Other Information ...........................................................................  II-1

Item 6.     Exhibits ....................................................................................  II-1

            Signature Page ..............................................................................  II-2

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                                         June 30,       December 31,
                                                                                                           2005             2004
                                                                                                      -------------    -------------
                                                                                                       (Unaudited)
      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                          $  1,477,575     $  2,239,318
   Royalty receivable                                                                                       39,182                -
   Prepaid expenses and other                                                                               63,261          137,981
   Discontinued operations                                                                                   1,224          192,629
                                                                                                      ------------     ------------
                Total current assets                                                                     1,581,242        2,569,928
                                                                                                      ------------     ------------

OTHER ASSETS:
   Patents and trademarks                                                                                   41,766           50,693
   Prepaid insurance - director and officer                                                                162,234          182,513
                                                                                                      ------------     ------------
                                                                                                           204,000          233,206
                                                                                                      ------------     ------------

                                                                                                      $  1,785,242     $  2,803,134
                                                                                                      ============     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations                                                        $          -     $      2,525
   Accounts payable                                                                                          9,321            4,944
   Accrued expenses                                                                                         77,660          240,293
   Discontinued operations                                                                                  98,350          273,290
                                                                                                      ------------     ------------
                Total current liabilities                                                                  185,331          521,052
                                                                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 4,153,998 and 4,030,330 shares
      issued and outstanding at June 30, 2005
      and December 31, 2004, respectively                                                                   41,490           40,303
   Additional contributed capital                                                                       11,923,436       11,689,404
   Accumulated deficit                                                                                 (10,365,015)      (9,447,625)
                                                                                                      ------------     ------------
                                                                                                         1,599,911        2,282,082
                                                                                                      ------------     ------------

                                                                                                      $  1,785,242     $  2,803,134
                                                                                                      ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
                                                                 (Restated)                      (Restated)

CONTINUING OPERATIONS:
   Revenue - royalty and licensing fee income   $    39,182     $         -     $   120,478     $         -
   Operating expenses                               105,835         232,642         565,442         592,374
                                                -----------     -----------     -----------     -----------
   Loss from continuing operations                  (66,653)       (232,642)       (444,964)       (592,374)
                                                -----------     -----------     -----------     -----------

DISCONTINUED OPERATIONS EARNINGS (LOSS)             (15,666)        241,481        (225,602)        675,940
                                                -----------     -----------     -----------     -----------

NET EARNINGS (LOSS)                             $   (82,319)    $     8,839     $  (670,566)    $    83,566
                                                ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE:
  Basic and diluted:
   Continuing operations                        $     (0.02)    $     (0.06)    $     (0.11)    $     (0.15)
   Discontinued operations                             0.00            0.06           (0.05)           0.17
                                                -----------     -----------     -----------     -----------
   Total                                        $     (0.02)    $      0.00     $     (0.16)    $      0.02
                                                ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                              4,148,723       4,016,089       4,119,228       3,997,708
                                                ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months ended June 30,
                                                                             2005            2004
                                                                        ------------    ------------
                                                                                         (Restated)
Cash flows from operating activities:
  Loss from continuing operations                                       $  (444,964)    $  (592,374)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Earnings (loss) from discontinued operations                        (225,602)        675,940
       Depreciation and amortization                                          8,926         182,091
       Compensation expense related to stock options                        144,992               -
  Changes in continuing operating assets and liabilities:
       Royalty receivable                                                   (39,182)              -
       Prepaid expenses and other                                            95,000          30,660
       Accounts payable                                                       4,377          (7,899)
       Accrued expenses                                                    (162,633)         38,346
  Change in net assets and liabilities of discontinued operations            16,465         174,256
                                                                        -----------     -----------

       Net cash provided by (used in) operating activities                 (602,621)        501,020
                                                                        -----------     -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                       -         (74,550)
  Investment in patents and trademarks                                            -         (31,473)
                                                                        -----------     -----------
       Net cash used in investing activities                                      -        (106,023)
                                                                        -----------     -----------
Cash flows from financing activities:
  Cash dividends paid                                                      (246,824)              -
  Proceeds from exercise of stock options                                    90,227          18,707
  Repayment of long-term obligations                                         (2,525)         (5,906)
                                                                        -----------     -----------
       Net cash provided by (used in) financing activities                 (159,122)         12,801
                                                                        -----------     -----------
Net increase (decrease) in cash and cash equivalents                       (761,743)        407,798
                                                                        -----------     -----------

Cash and cash equivalents - beginning of period                           2,239,318         483,844
                                                                        -----------     -----------
Cash and cash equivalents - end of period                               $ 1,477,575     $   891,642
                                                                        ===========     ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest                                                $     4,122     $     3,299

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

                                   (UNAUDITED)

(1) GENERAL

            The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.

(2) BUSINESS SUMMARY AND CRITICAL ACCOUNTING POLICIES

      BUSINESS SUMMARY

            The Company is an intellectual property licensing and holding company. The Company receives royalties and licensing fees from licensing agreements pertaining to the Company's patents. The Company has one licensing agreement ("Novartis Agreement" or "Agreement") with Novartis Consumer Health, Inc. ("Novartis"), which pays royalties to the Company on a semi-annual basis or from time to time based upon a percentage of Novartis net sales of licensed products. The Company was a contract manufacturer of hydrogel topical patches which were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. See the discussion under "Licensing and Supply Agreement" in Note 5 of Notes to Condensed Financial Statements for a description of the agreement with Novartis.

      CRITICAL ACCOUNTING POLICIES

            Some of the Company's most critical accounting policies include:

            Revenue Recognition. Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured. Revenue from sales from discontinued operations were recognized when the product was shipped to the customer and collection was probable.

            Long-Lived Assets. The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no impairment exists as of June 30, 2005.

            Royalty Receivable. The Company currently has a royalty receivable under the terms of the Agreement with Novartis. The Company granted credit to Novartis in the normal course of business and management believes, based upon past experience, that all amounts outstanding are fully collectible. Royalty income recognized during the three and six months periods ended June 30, 2005 was based on net sales information provided by Novartis, covering sales of products under the licensing agreement. Pursuant to the Agreement, the Company has the right to audit the validity of the net annual sales of products covered under the Agreement. See the discussion under "Licensing and Supply Agreement" in Note 5 of Notes to Condensed Financial Statements for a description of the Agreement with Novartis.

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

            The Company exited from manufacturing operations of topical patches and sold off substantially all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets prior to December 31, 2004. The operations and cash flows of the contract manufacturing operations were eliminated from the ongoing operations as a result of the sale transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's financial statements under the requirements of SFAS 144 as discontinued operations have been satisfied. The comparative 2004 condensed statements of operations and cash flows have been restated to conform to the 2005 presentation.

            The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.

            Stock Based Compensation. In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective termination dates (but not longer than the options normal expiration date, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to this modification to the exercise period. Normally these options would expire ninety days from the employees termination date. Because of this modification to the exercise period of these options for former employees, the Company recorded compensation expense of $99,957 in the first quarter ended March 31, 2005. There was no compensation expense related to these options during the second quarter ended June, 30, 2005.

            In July 2002, 803,958 stock options with a weighted average exercise price of $4.54 per share were re-priced to $0.81 per share. At June 30, 2005, 120,000 of these options were outstanding and were exercisable. No compensation expense was recorded by the Company in connection with the re-pricing because the exercise price exceeded the market price on the date of the re-pricing. On June 30, 2005, the market price for the Company's common stock was above the exercise price of the re-priced options but below the market price on March 31, 2005. Accordingly, the Company incrementally reversed compensation expense of $34,715 for the three months ended June 30, 2005. For the six months ended June 30, 2005, the Company recorded net compensation expense of $45,035 in connection with the re-pricing.

            The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, and no compensation cost related to stock option grants is reflected in net income or loss for the three and six months ended June 30, 2005 and 2004. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                                    Three months ended June 30,        Six months ended June 30,
                                                   ----------------------------      ----------------------------
                                                      2005              2004             2005              2004
                                                   ----------       -----------      -----------       ----------
Net earnings (loss), as reported                   $ (82,319)       $    8,839       $ (670,566)       $   83,566
 Less: compensation income (expense)
 determined under the fair value method                  118           (26,771)             236           (53,576)
                                                   ---------        ----------       ----------        ----------
Proforma net earnings (loss)                       $ (82,201)       $  (17,932)      $ (670,330)       $   29,990
                                                   =========        ==========       ==========        ==========

Net earnings (loss) per share:

As reported -
 Basic and diluted earnings (loss) per share:
    Continuing operations                          $   (0.02)       $    (0.06)      $    (0.11)       $    (0.15)
    Discontinued operations                            (0.00)             0.06            (0.05)             0.17
                                                   ---------        ----------       ----------        ----------
    Total                                          $   (0.02)       $     0.00       $    (0.16)       $     0.02
                                                   =========        ==========       ==========        ==========

Proforma -
 Basic and diluted earnings (loss) per share:
    Continuing operations                          $   (0.02)       $    (0.06)      $    (0.11)       $    (0.16)
    Discontinued operations                            (0.00)             0.06            (0.05)             0.17
                                                   ---------        ----------       ----------        ----------
    Total                                          $   (0.02)       $     0.00       $    (0.16)       $     0.01
                                                   =========        ==========       ==========        ==========

            The proforma information above should be read in conjunction with the related historical information.

            There were no stock options granted during the six months ended June 30, 2005. The weighted average fair value of options granted during the six months ended June 30, 2004 was $1.09. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the six months ended June 30, 2004 and 2005; zero dividend yield, expected volatility of 179%, risk-free interest rate of 2.72% and expected life of 3.0 years.

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

(3) EARNINGS (LOSS) PER SHARE

            Basic earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

            Common stock options and warrants to purchase 598,250 and 615,500 shares of common stock with a weighted average exercise price of $1.95 and $1.97 were outstanding during the three and six months ended June 30, 2005, respectively. Common stock options and warrants to purchase 551,528 and 427,195 shares of common stock with a weighted average exercise price of $2.75 and $3.33 were outstanding during the three and six months ended June 30, 2004, respectively. As the Company had losses from continuing operations for the three and six months ended June 30, 2005 and 2004, those shares were excluded from the earnings (loss) per share computations because they were antidilutive.

(4) INCOME TAXES

         The provision for income tax benefits for the three and six months ended June 30, 2005, was offset principally by a valuation allowance for deferred taxes. No federal or state income taxes were provided for the three and six months ended June 30, 2004, due to available tax credit and net operating loss carryforwards.

(5) LICENSING AND SUPPLY AGREEMENT

            On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The Company repaid the note by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement.

            Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in promissory note debt as of the date of the Agreement, (2) payment of $407,500 in cash in July 2004, and (3) payment of $407,500 in cash in September 2004. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law (fourteen years). Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company, based upon the net sales of vapor patches by Novartis for each year the License is in effect.

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

            On May 31, 2005 the Company received a royalty payment of $81,296 based on net sales by Novartis of products covered under the Agreement that were sold during the first quarter ended March 31, 2005.

(6) DISCONTINUED OPERATIONS

Discontinued operations assets and liabilities and income statement information include the following:

                                               (Unaudited)
                                                 June 30,       December 31,
                                                   2005             2004
                                              -------------     ------------
DISCONTINUED OPERATIONS - ASSETS

Accounts receivable, net                      $           -     $    176,207
Prepaid expenses and other                            1,224           16,422
                                              -------------     ------------
Total discontinued operations - assets        $       1,224     $    192,629
                                              =============     ============

DISCONTINUED OPERATIONS - LIABILITIES

Accounts payable                              $           -     $     21,267
Accrued expenses                                          -          152,023
Reserve for sales returns and credits                98,350          100,000
                                              -------------     ------------
Total discontinued operations - liabilities   $      98,350     $    273,290
                                              =============     ============

DISCONTINUED OPERATIONS
EARNINGS (LOSS) (UNAUDITED):

                                                  Three months ended June 30,     Six months ended June 30,
                                                  ---------------------------     -------------------------
                                                      2005            2004            2005          2004
                                                  -----------      ----------     -----------    ----------
Discontinued operations revenues                  $        -       $1,520,146     $        -     $3,999,446
                                                  ==========       ==========     ==========     ==========

Earnings (loss) from discontinued operations      $  (18,396)      $  241,481     $ (292,954)    $  675,940
Gain on sale of property and equipment from
discontinued operations *                              2,730                -         67,352              -
                                                  ----------       ----------     ----------     ----------

Discontinued operations earnings (loss)           $  (15,666)      $  241,481     $ (225,602)    $  675,940
                                                  ==========       ==========     ==========     ==========

* The assets sold for the three and six month periods ended June 30, 2005 were fully depreciated at the time of sale.

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

            The Company recorded royalty income of $39,182 and $120,478 during the three and six months ended June 30, 2005, respectively, related to its licensing agreement with Novartis (See Note 5 of Notes to Condensed Financial Statements on page I-7 of this Report) . The Company had no revenue from continuing operations for the three or six months ended June 30, 2004.

            For the second quarter ended June 30, 2005, the Company recorded a net loss from continuing operations of $(66,653) , or $(0.02) per basic and diluted share, compared to a net loss from continuing operations of $(232,642), or $(0.06) per basic and diluted share, for the same quarter in 2004. For the six months ended June 30, 2005, the Company recorded a net loss from continuing operations of $(444,964), or $(0.11) per basic and diluted share, compared to a net loss from continuing operations of $(592,374), or $(0.15) per basic and diluted share, for the same period in the 2004. The decrease in net loss from continuing operations for both the three and six month periods in 2005 compared to the same periods in the prior year was primarily due to the recognition of royalty income in 2005, coupled with reductions in operating expenses associated with the Company's move from its Minnetonka, Minnesota facility to its leased facility in Edina, Minnesota, and general staffing and benefit reductions.

RESULTS OF DISCONTINUED OPERATIONS

            The loss from discontinued operations for the second quarter ended June 30, 2005 was $(15,666), or $(0.00) per basic and diluted share, compared to earnings from discontinued operations of $241,481 or $0.06 per basic and diluted share for the same period in 2004. For the six months ended June 30, 2005, the loss from discontinued operations was $(225,602), or $(0.05) per basic and diluted share, compared to earnings from discontinued operations of $675,940 or $0.17 per basic and diluted share for the same period in 2004. For the three and six months ended June 30, 2004, sales to the Company's largest customer, Novartis, were $1,280,672 and $2,787,706, respectively. There were no product sales to any customer during 2005. The decline in the earnings from discontinued operations for both the three and six month periods in 2005 compared to the same periods in 2004 is attributable to the completion of the wind down of contract manufacturing operations (lack of sales and gross profit for 2005), coupled with higher stock compensation expense in 2005.

NET RESULTS OF OPERATIONS

            The net loss for the second quarter ended June 30, 2005 was $(82,319), or $(0.02) per basic and diluted share, compared to net earnings of $8,839, or $0.00 per basic and diluted share for the same period in 2004. For the six months ended June 30, 2005, the net loss was $(670,566), or $(0.16) per basic and diluted share, compared to net earnings of $83,566, or $0.02 per basic and diluted share for the same period in 2004. The overall decline in results of operations for the three and six month periods ended June 30, 2005 over the same periods in the prior year is primarily due to the absence of net sales and gross profit from discontinued operations related to the wind down of contract manufacturing operations and the reasons stated above.

INCOME TAXES

            The provision for income tax benefits for the three and six months ended June 30, 2005 was offset principally by a valuation allowance for deferred taxes. No federal or state income taxes were provided for the three and six months ended June 30, 2004, due to available tax credit and net operating loss carryforwards for those periods.

EFFECT OF INFLATION

            Inflation has not had a significant impact on the Company's operations or cash flow.

WIND DOWN OF MANUFACTURING OPERATIONS

            In September 2003, the Company learned that, as a result of a change in its internal supplier selection criteria, Novartis, the Company's largest customer, intended to stop using the Company as a contract manufacturer for its topical patches by the end of 2004. In addition, Johnson & Johnson Consumer Products Company, the Company's second largest customer, also indicated that it intended to stop using the Company as a contract manufacturer during 2004. Based on this situation and without any other manufacturing prospects, in July 2004, the Board of Directors determined that the Company would cease manufacturing operations by December 31, 2004 and decided to become an intellectual property licensing and holding company.

            On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The note was repaid by the Company by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005 to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement

            Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in promissory note debt as of the date of the Agreement, (2) payment of $407,500 in cash in July 2004, and (3) payment of $407,500 in cash in September 2004. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law (maximum fourteen years). Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company, based upon the net sales of vapor patches by Novartis for each year the License is in effect.

            In August 2004, Novartis purchased a cartoning machine from the Company for a purchase price of $162,000. In December , 2004, the Company entered into a capital equipment purchase agreement (the "Purchase Agreement") with Novartis. Under the Purchase Agreement, Novartis paid the Company the contract price of $733,100 in exchange for the Company's hydrogel coating and therapeutic converting machinery and equipment. The contract price was based upon Novartis taking delivery of the equipment at the Company's facility. Upon closing of this disposition of assets to Novartis on December 29, 2004, the Company's transformation from a manufacturing operation to an intellectual property licensing and holding company was complete.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents decreased by $761,743 during the first six months of 2005 to $1,477,575 at June 30, 2005. The decrease in cash and cash equivalents during the first six months of 2005 was due to cash used in operating activities of $602,621 consisting primarily of cash used for continuing operations as well as severance and other manufacturing wind down costs, the payment of a cash dividend of $246,824 during the first quarter of 2005, which was partially offset by the receipt of $81,296 in cash under the Novartis agreement See the discussion under "Licensing and Supply Agreement" in
Note 5 of Notes to Condensed Financial Statements for a description of the agreement with Novartis.

            During the first six months of 2005, the Company received $176,207 from Novartis under accounts receivable related to discontinued operations and received proceeds of $90,227 related to exercises of stock options. The Company also received proceeds of $67,352 from the sale of miscellaneous equipment and office furniture having no book value during the first six months of 2005. There were no future material commitments for capital expenditures at June 30, 2005.

            The Company had working capital of $1,395,911 and a current ratio of
8.53 at June 30, 2005 compared to working capital of $2,048,876 and a current ratio of 4.93 at December 31, 2004. The decrease in working capital during the first six months of 2005 is primarily attributable to lower payables and accrued expenses as the Company paid the majority of its severance and manufacturing wind down obligations, the payment of a cash dividend, and a reduction in accounts receivable partially offset with an increase in royalty receivable. The improvement in the current ratio is a result of the settlement of liabilities associated with the Company's discontinued operations.

            Shareholders' equity decreased to $1,599,911 at June 30, 2005 from $2,282,082 at December 31, 2004, primarily due to the net loss for six months ended June 30, 2005 and the cash dividend paid in March 2005, all of which have been discussed above.

            The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2005. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2005. The Company's working capital requirements are dependent upon adequate levels of royalty and licensing income to fund continuing operations. Royalty income is uncertain because it is subject to factors that the Company cannot control. Such factors include, but are not limited to, seasonality of the product resulting from the severity of the flu/cough and cold conditions in the marketplace, marketing efforts by Novartis, markets Novartis enters the product into, and other factors which can cause fluctuations in the amount of royalty income the Company earns. There can be no assurance because of these uncertainties that future royalty income will be sufficient to fund continuing operations. The royalty income of $120,478 recorded for the six months ended June 30, 2005 was based upon information provided by Novartis calculated as a percentage of net sales of products covered under the licensing agreement the Company has with Novartis. There can be no assurance that this result will be indicative of results for the full year. Furthermore, future royalties and licensing income the Company anticipates earning is dependent on the success of the product in the marketplace by Novartis and other firms or individuals with whom the Company may enter into licensing agreements. Additionally, the Company does not presently have any other financing resources in place from which it can borrow or obtain additional working capital.

CRITICAL ACCOUNTING POLICIES

            Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three and six months ended June 30, 2005 and 2004. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statement in this Form 10-QSB.

ITEM 3 - CONTROLS AND PROCEDURES

            Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the principal executive and financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

            During the three months ended June 30, 2005, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS

            EXHIBITS

    Exhibit No.                             Description
    -----------  --------------------------------------------------------------
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

                                    LECTEC CORPORATION

Date  August 15, 2005               By /s/  Alan C. Hymes, M.D.
                                    --------------------------------------------
                                    Alan C. Hymes, M.D.
                                    Chief Executive Officer & Director
                                    (principal financial officer and duly
                                    authorized officer)

                                  EXHIBIT INDEX

Exhibit No.                              Description
-----------  -------------------------------------------------------------------
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