Form 10KSB/A
period 2004-12-31
LECTEC CORP /MN/
filed 2005-11-14
CIK 805928

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------
                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)
                                 -------------

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

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form; and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

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

                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A ("Form 10-KSB/A") to the Annual Report on Form 10-KSB of LecTec Corporation ("LecTec") for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on April 15, 2005 (the "Original Filing"), is being filed solely to amend
Item 7 of Part II to change the date of the report of Grant Thornton LLP, LecTec's former independent registered public accounting firm, contained therein. In accordance with SEC rules, Item 7 of Part II is being re-filed in this Form 10-KSB/A in its entirety. In addition, pursuant to the rules of the SEC, Item 13 of Part III of the Original Filing has been amended to contain (1) a revised, currently-dated consent from LecTec's current independent registered public accounting firm, (2) a revised, currently-dated consent from LecTec's former independent registered public accounting firm, and (3) currently-dated certifications from LecTec's principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Such consents and certifications are attached to this Form 10-KSB/A as Exhibits 23.01, 23.02, 31.01, 31.02 and 32.01.

No other information in the Original Filing is amended hereby. Except for the foregoing amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and LecTec has not updated the disclosures contained herein to reflect events that occurred at a later date.

                                    PART II

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


                                    CONTENTS



                                                                         Page
                                                                         ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................  3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................  4

FINANCIAL STATEMENTS

   BALANCE SHEETS........................................................  5

   STATEMENTS OF OPERATIONS..............................................  7

   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)..........................  8

   STATEMENTS OF CASH FLOWS..............................................  9

   NOTES TO FINANCIAL STATEMENTS......................................... 11

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


                                                         /s/ GRANT THORNTON, LLP

                                                         Minneapolis, Minnesota
                                                         April 14, 2005

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

                                    PART III

ITEM 13. EXHIBITS


                                                                                          Method of
                                                                                           Filing
                                                                                          ---------
    3.01      Articles of Incorporation of LecTec Corporation, as amended                    (1)

    3.02      Bylaws of LecTec Corporation                                                   (1)

   10.01      Certificate of Secretary pertaining to Resolution of Board of
              Directors of LecTec Corporation, dated October 30, 1986,
              implementing a Profit Sharing Bonus Plan                                       (1)

 **10.02      LecTec Corporation 1989 Stock Option Plan                                      (2)

 **10.03      LecTec Corporation 1991 Directors' Stock Option Plan                           (2)

   10.04      Change In Control Termination Pay Plan adopted May 27, 1998                    (3)

 **10.05      LecTec Corporation Employee Stock Purchase Plan                                (4)

 **10.06      LecTec Corporation 1998 Stock Option Plan                                      (5)

 **10.07      LecTec Corporation 1998 Directors' Stock Option Plan                           (5)

 **10.08      LecTec Corporation 2001 Stock Option Plan                                      (6)

   10.09      Sale Leaseback Agreement By and Between LecTec Corporation and
              Larry Hopfenspirger, dated February 25, 2003.                                  (7)

   Exhibit                                                                                Method of
     No.                                                                                    Filing
   -------                                                                                ---------
   10.10      Office/warehouse lease dated May 23, 2003, by and between SMD
              Lincoln Investments LLC and LecTec Corporation.                                (8)

  *10.11      Supply and License Agreement By and Between LecTec Corporation and
              Novartis Consumer Health, Inc. executed on July 19, 2004 and effective         (9)
              as of January 1, 2004.

   10.12      Promissory Note By and Between LecTec Corporation and Novartis
              Consumer Health, Inc. executed on July 19, 2004 and effective as of            (9)
              January 1, 2004.

   10.13      Security Agreement By and Between LecTec Corporation and Novartis
              Consumer Health, Inc. executed on July 19, 2004 and effective as of            (9)
              January 1, 2004.

   10.14      General Terms and Conditions for the Purchase of Capital Equipment
              dated as of December 2, 2004 between Novartis Consumer Health, Inc.            (10)
              and LecTec Corporation.

   10.15      Separation Agreement dated December 28, 2004 by and between LecTec
              Corporation and Timothy P. Fitzgerald.                                         (11)

   23.01      Consent of Lurie Besikof Lapidus & Company, LLP                                (12)

   23.02      Consent of Grant Thornton LLP                                                  (12)

   24.01      Power of Attorney                                                              (11)

   31.01      Certification of Principal Executive Officer                                   (12)

   31.02      Certification of Principal Financial Officer                                   (12)

   32.01      Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as
              adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.             (12)

   99.01      Cautionary Statements                                                          (11)

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

     (10) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on December 30, 2004.

     (11) Previously filed with the original Form 10-KSB for the fiscal year ended December 31, 2004.

     (12) Filed herewith.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of November, 2005.

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

      10.15    Separation Agreement dated December 28, 2004 by and between
               LecTec Corporation and Timothy P. Fitzgerald (Note 11).

      23.01    Consent of Lurie Besikof Lapidus & Company, LLP (Note 12).

      23.02    Consent of Grant Thornton LLP (Note 12).

      24.01    Power of Attorney (Note 11).

      31.01    Certification of Principal Executive Officer (Note 12).

      31.02    Certification of Principal Financial Officer (Note 12).

      32.01 Chief Executive Officer Certification Pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Note 12).

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

(10) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on December 30, 2004.

(11) Previously filed with the original Form 10-KSB for the fiscal year ended December 31, 2004.

(12)  Filed herewith.