Form 10QSB
period 2005-09-30
LECTEC CORP /MN/
filed 2005-11-14
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ to______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
         ----------------------------------------------------------------
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

                                 (952) 933-2291
                           --------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                           --------------------------
      (Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]           No [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]           No [X]

The number of shares outstanding of the issuer's common stock as of November 14, 2005 was 4,148,998 shares.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]           No [X]

                               LECTEC CORPORATION

     REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements and Notes to Condensed
          Financial Statements...........................................   I-1

Item 2.   Management's Discussion and Analysis or Plan of Operation......   I-9

Item 3.   Controls and Procedures .......................................  I-12

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  II-1

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....  II-1

Item 3.   Defaults Upon Senior Securities................................  II-1

Item 4.   Submission of Matters to a Vote of Security Holders ...........  II-1

Item 5.   Other Information..............................................  II-1

Item 6.   Exhibits.......................................................  II-1

          Signature Page.................................................  II-2

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                     September 30,              December 31,
        ASSETS                                                            2005                      2004
                                                                     --------------             ------------
                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                         $    1,354,788             $  2,239,318
   Royalty receivable                                                        69,611                        -
   Prepaid expenses and other                                                75,188                  137,981
   Discontinued operations                                                        -                  192,629
                                                                     --------------             ------------
                     Total current assets                                 1,499,587                2,569,928
                                                                     --------------             ------------
OTHER ASSETS:
   Patents and trademarks                                                    97,587                   50,693
   Prepaid insurance - director and officer                                 152,094                  182,513
                                                                     --------------             ------------
                                                                            249,681                  233,206
                                                                     --------------             ------------

                                                                     $    1,749,268             $  2,803,134
                                                                     ==============             ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations                       $            -             $      2,525
   Accounts payable                                                          52,975                    4,944
   Accrued expenses                                                          73,553                  240,293
   Discontinued operations                                                   98,350                  273,290
                                                                     --------------             ------------
                     Total current liabilities                              224,878                  521,052
                                                                     --------------             ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares
    authorized; 4,148,998 and
      4,030,330 shares issued and outstanding at
      September 30, 2005 and December 31, 2004, respectively                 41,490                   40,303
   Additional contributed capital                                        11,847,536               11,689,404
   Accumulated deficit                                                  (10,364,636)              (9,447,625)
                                                                     --------------             ------------
                                                                          1,524,390                2,282,082
                                                                     --------------             ------------

                                                                     $    1,749,268             $  2,803,134
                                                                     ==============             ============

Note: The balance sheet as of December 31, 2004 has been condensed from the audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                                   September 30,                           September 30,
                                                             2005                2004                 2005               2004
                                                        -------------       -------------       -------------       --------------
                                                                              (Restated)                              (Restated)


CONTINUING OPERATIONS:
     Revenue - royalty and licensing fee income         $      68,717        $  1,065,000       $     189,195       $    1,065,000
     Operating expenses                                        87,850             315,492             653,292              907,866
                                                        -------------       -------------       -------------       --------------
     Earnings (loss) from continuing operations
       before income taxes                                    (19,133)            749,508            (464,097)             157,134
     Income tax expense                                             -               1,825                   -                1,825
                                                        -------------       -------------       -------------       --------------
       Earning (loss) from continuing operations        $     (19,133)      $     747,683       $    (464,097)      $      155,309
                                                        -------------       -------------       -------------       --------------

DISCONTINUED OPERATIONS:
    Earnings (loss) from discontinued operations
      before income taxes                               $      19,512       $     421,913       $    (206,090)      $    1,097,853
    Income tax expense                                              -              12,757                   -               12,757
                                                        -------------       -------------       -------------       --------------
      Earning (loss) from discontinued operations       $      19,512        $    409,156       $    (206,090)      $    1,085,096
                                                        -------------       -------------       -------------       --------------

NET EARNINGS (LOSS)                                     $         379         $ 1,156,839       $    (670,187)      $    1,240,405
                                                        =============       =============       =============       ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                 4,148,998           4,021,899           4,129,262            4,005,831
                                                        =============       =============       =============       ==============
      Diluted                                               4,148,998           4,174,772           4,129,262            4,121,212
                                                        =============       =============       =============       ==============

EARNINGS (LOSS) PER SHARE:
   Basic:

      Continuing operations                             $       (0.00)      $        0.19       $       (0.11)      $         0.04
      Discontinued operations                                    0.00                0.10               (0.05)                0.27
                                                        -------------       -------------       -------------       --------------
       Total                                            $        0.00       $        0.29       $       (0.16)      $         0.31
                                                        =============       =============       =============       ==============

   Diluted:

      Continuing operations                             $       (0.00)      $        0.18       $       (0.11)      $         0.04
      Discontinued operations                                    0.00                0.10               (0.05)                0.26
                                                        -------------       -------------       -------------       --------------
       Total                                            $        0.00       $        0.28       $       (0.16)      $         0.30
                                                        =============       =============       =============       ==============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months ended
                                                                                       September 30,
                                                                                   2005             2004
                                                                                -----------      -----------
                                                                                                  (Restated)
Cash flows from operating activities:
   Earnings (loss) from continuing operations                                   $  (464,097)     $   155,309
   Adjustments to reconcile net earnings (loss) to net cash provided by
       (used in) operating activities:
         Earnings (loss) from discontinued operations                              (206,090)       1,085,096
         Loss on impaired assets                                                          -          115,054
         Depreciation and amortization                                               13,106          205,740
         Gain on sale of property, plant and equipment                                    -         (138,055)
         Compensation expense related to re-priced stock options                     69,092           95,040
   Changes in continuing operations assets and liabilities:
         Royalty receivable                                                         (69,611)               -
         Prepaid expenses and other                                                  93,212         (129,048)
         Accounts payable                                                            48,031           (2,136)
         Accrued expenses                                                          (166,740)          53,044
   Change in net assets and liabilities of discontinued operations                   17,689          113,917
                                                                                -----------      -----------

         Net cash provided by (used in) operating activities                       (665,408)       1,553,961
                                                                                -----------      -----------
Cash flows from investing activities:
   Investment in patents                                                            (60,000)         (31,473)
   Purchases of property, plant and equipment                                             -          (74,550)
   Proceeds from sales of property, plant and equipment                                   -          162,700
                                                                                -----------      -----------
         Net cash provided by (used in) investing activities                        (60,000)          56,677
                                                                                -----------      -----------
Cash flows from financing activities:
   Cash dividends paid                                                             (246,824)               -
   Proceeds from exercise of stock options                                           90,227           24,911
   Repayment of long-term obligations                                                (2,525)          (9,177)
                                                                                -----------      -----------
         Net cash provided by (used in) financing activities                       (159,122)          15,734
                                                                                -----------      -----------
Net increase (decrease) in cash and cash equivalents                               (884,530)       1,626,372

Cash and cash equivalents - beginning of period                                   2,239,318          483,844
                                                                                -----------      -----------
Cash and cash equivalents - end of period                                       $ 1,354,788      $ 2,110,216
                                                                                ===========      ===========
Supplemental disclosures of cash flow information:

   Cash paid for interest                                                       $     4,126      $     6,804
   Licensing fees used to reduce long-term obligations and accrued interest               -          250,000

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

                                   (UNAUDITED)

(1)  GENERAL

     The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.

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

     CRITICAL ACCOUNTING POLICIES

          The Company's critical accounting policies include:

          Revenue Recognition. Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured. Revenue from sales from discontinued operations were recognized when the product was shipped to the customer and collection was probable.

          Long-Lived Assets. The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no impairment exists as of September 30, 2005. Patent costs are amortized over five years.

          Royalty Receivable. The Company has a royalty receivable under the terms of an Agreement with Novartis. The Company granted credit to Novartis in the normal course of business and management believes, based upon past experience, that all amounts outstanding are fully collectible. Royalty income recognized during the three and nine months ended September 30, 2005 is based on net sales information provided by Novartis, covering sales of products under the licensing agreement for the applicable periods. Pursuant to the Agreement, the Company has the right to audit the validity of the net annual sales of products covered under the Agreement. See the discussion under "Licensing and Supply Agreement" in Note 5 of Notes to Condensed Financial Statements for a description of the Agreement with Novartis.

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

      Stock Based Compensation. In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective termination dates (but not longer than the stock options normal expiration date, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to the modification in the exercise period. Normally, these options would expire ninety days from the employees termination date. Because of the modification to the terms related to the exercise period granted to those former employees, the Company recorded a one time compensation expense of $99,957 during the first quarter ended March 31, 2005.

      In July 2002, 803,958 stock options with a weighted average exercise price of $4.54 per share were re-priced to $0.81 per share. At September 30, 2005, 95,000 of these options were outstanding and exercisable. No compensation expense was recorded by the Company in connection with the re-pricing because the exercise price exceeded the market price on the date of the re-pricing. On September 30, 2005, the market price for the Company's common stock was $0.75, and below the exercise price of the re-priced options. Accordingly, the Company incrementally reversed previously recorded compensation expense of $75,900 for the three months ended September 30, 2005, effectively adjusting the compensation expense back to the re-priced value of $081 per share. For the nine months ended September 30, 2005, the Company recorded net compensation expense of $69,092 in connection with the re-pricing and modified options.

      The Company utilizes the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, and no compensation cost related to stock option grants is reflected in net income or loss for the three and nine months ended September 30, 2005 and 2004. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                                   Three months ended                 Nine months ended
                                                      September 30,                      September 30,
                                          --------------------------------      --------------------------------
                                               2005               2004               2005              2004
                                          -------------      -------------      -------------      -------------
Net earnings (loss), as reported          $         379      $   1,156,839      $    (670,187)     $   1,240,405
  Compensation income (expense)
  determined under the fair value
  method                                            116            (26,768)               352            (80,344)
                                          -------------      -------------      -------------      -------------
Proforma net earnings (loss)              $         495      $   1,130,071      $    (669,835)     $   1,160,061
                                          =============      =============      =============      =============

Net earnings (loss) per share:

As reported -
   Basic earnings (loss) per share:
      Continuing operations               $       (0.00)     $        0.19      $       (0.11)     $        0.04
      Discontinued operations                      0.00               0.10              (0.05)              0.27
                                          -------------      -------------      -------------      -------------
      Total                               $        0.00      $        0.29      $       (0.16)     $        0.31
                                          =============      =============      =============      =============

   Diluted earnings (loss) per share:
      Continuing operations               $       (0.00)     $        0.18      $       (0.11)     $        0.04
      Discontinued operations                      0.00               0.10              (0.05)              0.26
                                          -------------      -------------      -------------      -------------
      Total                               $        0.00      $        0.28      $       (0.16)     $        0.30
                                          =============      =============      =============      =============

Proforma -
   Basic earnings (loss) per share:
      Continuing operations               $       (0.00)     $        0.18      $       (0.11)     $        0.02
      Discontinued operations                      0.00               0.10              (0.05)              0.27
                                          -------------      -------------      -------------      -------------
      Total                               $        0.00      $        0.28      $       (0.16)     $        0.29
                                          =============      =============      =============      =============

   Diluted earnings (loss) per share:
      Continuing operations               $       (0.00)     $        0.17      $       (0.11)     $        0.02
      Discontinued operations                      0.00               0.10              (0.05)              0.26
                                          -------------      -------------      -------------      -------------
      Total                               $        0.00      $        0.27      $       (0.16)     $        0.28
                                          =============      =============      =============      =============

      The proforma information above should be read in conjunction with the related historical information.

      There were no stock options granted during the nine months ended September 30, 2005. The weighted average fair value of options granted during the nine months ended September 30, 2004 was $1.09. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for all grants during the nine months ended September 30, 2004 and 2005; zero dividend yield, expected volatility of 179%, risk-free interest rate of 2.72% and expected life of 3.0 years.

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

      Common stock options and warrants to purchase 250,200 and 601,417 shares of common stock with a weighted average exercise price of $3.48 and $1.98 were outstanding during the three and nine months ended September 30, 2005, respectively. Common stock options and warrants to purchase 266,028 and 373,472 shares of common stock with a weighted average exercise price of $4.55 and $3.62 were outstanding during the three and nine months ended September 30, 2004, respectively. These shares were excluded from the earnings (loss) per share computations because they were antidilutive.

(4) INCOME TAXES

      The provision for income taxes for the three and nine months ended September 30, 2005, was offset principally by a valuation allowance for deferred taxes. Federal and state income taxes of $14,582 were provided for the three and nine months ended September 30, 2004, due to having alternative minimum taxable income after using available tax credits and net operating loss carryforwards.

(5) LICENSING AND SUPPLY AGREEMENT

      On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The Company repaid the note by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its desire to exercise the option to enter the adult market pursuant to the Agreement. There can be assurance that Novartis will actually introduce any product into the adult market.

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

      The supply portion of the Agreement concluded on February 5, 2005, however, the provisions relating to the License will continue in effect until the conclusion of the term of the License. The Company may not assign or otherwise transfer the Agreement (other than to an affiliate) without the prior written consent of Novartis. Novartis may object to an assignment only if such acquirer or successor is a direct competitor of Novartis.

      In conjunction with the signing of the Agreement, Novartis purchased certain manufacturing equipment from the Company for approximately $900,000 during the second half of 2004.

      As of September 30, 2005, the Company has received royalty payments of $119,584 based on net sales by Novartis of products covered under the Agreement that were sold during the first six months ended June 30, 2005.

(6) DISCONTINUED OPERATIONS

Discontinued operations assets and liabilities and income statement information include the following:

                                                 September 30,    December 31,
                                                      2005            2004
                                                 -------------    ------------
DISCONTINUED OPERATIONS - ASSETS

Accounts receivable, net                         $           -    $    176,207
Prepaid expenses and other                                   -          16,422
                                                 -------------    ------------
Total discontinued operations - assets           $           -    $    192,629
                                                 =============    ============
DISCONTINUED OPERATIONS - LIABILITIES

Accounts payable                                 $           -    $     21,267
Accrued expenses                                             -         152,023
Reserve for sales returns and credits                   98,350         100,000
                                                 -------------    ------------
Total discontinued operations - liabilities      $      98,350    $    273,290
                                                 =============    ============

DISCONTINUED OPERATIONS
EARNINGS (LOSS) (UNAUDITED):

                                                                         Three months ended           Nine months ended
                                                                            September 30,               September 30,
                                                                    -------------------------     --------------------------
                                                                      2005           2004            2005            2004
                                                                    ----------     ----------     ----------      ----------
Discontinued operations revenues                                    $        -     $1,483,639     $        -     $ 5,483,085
                                                                    ==========     ==========     ==========     ===========

Discontinued operations earnings (loss)
  before gain on sale of property
  and equipment                                                     $   17,462     $  271,101     $ (275,492)    $   947,041
Gain on sale of property and equipment from
  discontinued operations *
                                                                         2,050        138,055         69,402         138,055
                                                                    ----------     ----------     ----------     -----------

Earnings (loss) from discontinued operations                        $   19,512     $  409,156     $ (206,090)     $1,085,096
                                                                    ==========     ==========     ==========     =+=========

* The assets sold for the three and nine months ended September 30, 2005, were fully depreciated at the time of sale.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      In July 2004, management determined that the Company would wind down and cease its contract manufacturing operations by December 31, 2004. Because of this, the past and future financial results related to contract manufacturing have been treated as discontinued operations for financial reporting purposes. Continuing operations consist of operations related to the surviving intellectual property licensing and holding company. The Company accounts for its discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ". Accordingly, results of operations and the related charges for discontinued operations have been classified as "Earnings (loss) from discontinued operations" in the accompanying Condensed Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected in the accompanying Balance Sheets as "Discontinued operations". For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

      The Company recorded royalty income of $68,717 and $189,195 during the three and nine months ended September 30, 2005, respectively, related to its licensing agreement with Novartis. The Company recorded licensing fee income from continuing operations of $1,065,000 for the three and nine months ended September 30, 2004, related to the Novartis Agreement, (See Note 5 of Notes to Condensed Financial Statements on page I-7 of this Report).

      For the third quarter ended September 30, 2005, the Company recorded a net loss from continuing operations of $(19,133) , or $(0.00) per basic and diluted share, compared to earnings from continuing operations of $747,683, or $0.19 and $0.18 per basic and diluted share, respectively, for the same quarter in 2004. For the nine months ended September 30, 2005, the Company recorded a net loss from continuing operations of $(464,097), or $(0.11) per basic and diluted share, respectively, compared to earnings from continuing operations of $155,309, or $0.04 per basic and diluted share, for the same period in the 2004. The decrease in net earnings from continuing operations for both the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year were primarily due to the recognition of licensing fee income of $1,065,000 during the third quarter ended September 30, 2004, and partially offset by royalty income earned during 2005, in conjunction with general operating expenses related to the current operations of the Company during 2005.

RESULTS OF DISCONTINUED OPERATIONS

      The earnings from discontinued operations for the third quarter ended September 30, 2005 was $19,512, or $0.00 per basic and diluted share, compared to earnings from discontinued operations of $409,156 or $0.10 per basic and diluted share for the same period in 2004. The earnings from discontinued operations for the third quarter ended September 30, 2005 was due primarily to the reversal of compensation expense for previous employees of the Company and from miscellaneous sales of fully depreciated assets. For the nine months ended September 30, 2005, the loss from discontinued operations was $(206,090), or $(0.05) per basic and diluted share, compared to earnings from discontinued operations of $1,085,096 or $0.27 and $0.26 per basic and diluted share, respectively, for the same period in 2004. For the three and nine months ended September 30, 2004, sales to the Company's largest customer, Novartis, were $1,219,646 and $4,007,352, respectively. There were no product sales to any customers during 2005. The decrease in the earnings from discontinued operations for both the three and nine month periods in 2005 compared to the same periods in 2004 is attributable to the completion of the wind down of contract manufacturing operations.

NET RESULTS OF OPERATIONS

      The net income for the third quarter ended September 30, 2005 was $379, or $0.00 per basic and diluted share, compared to net earnings of $1,156,839, or $0.29 and $0.28 per basic and diluted share, respectively, for the same period in 2004. For the nine months ended September 30, 2005, the net loss was $(670,187), or $(0.16) per basic and diluted share, compared to net earnings of $1,240,405, or $0.31 and $0.30 per basic and diluted share, respectively, for the same period in 2004. The overall decline in results of operations for the three and nine month periods ended September 30, 2005 over the same periods in the prior year is primarily due to the absence of net sales and gross profit from discontinued operations related to the wind down of contract manufacturing operations and the reasons stated above.

INCOME TAXES

      The provision for income tax expense for the three and nine months ended September 30, 2005 was offset principally by a valuation allowance for deferred taxes. Federal and state income taxes for the three and nine months ended September 30, 2004 of $14,582 resulted from alternative minimum taxes because of a partial disallowance of available tax credits and net operating loss carryforwards for those periods.

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

      On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The note was repaid by the Company by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005 to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its desire to exercise the option to enter the adult market pursuant to the Agreement. There can be assurance that Novartis will actually introduce any product into the adult market.

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

      In August 2004, Novartis purchased a cartoning machine from the Company for a purchase price of $162,000. In December, 2004, the Company entered into a capital equipment purchase agreement (the "Purchase Agreement") with Novartis. Under the Purchase Agreement, Novartis paid the Company the contract price of $733,100 in exchange for the Company's hydrogel coating and therapeutic converting machinery and equipment. The contract price was based upon Novartis taking delivery of the equipment at the Company's facility. Upon closing of this disposition of assets to Novartis on December 29, 2004, the Company's transformation from a manufacturing operation to an intellectual property licensing and holding company was complete.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased by $884,530 during the first nine months of 2005 to $1,354,788 at September 30, 2005. The decrease in cash and cash equivalents during the first nine months of 2005 was due to cash used in operating activities of $665,408 consisting primarily of cash used for continuing operations as well as severance and other manufacturing wind down costs, the payment of a cash dividend of $246,824 during the first quarter of 2005, which was partially offset by the receipt of $119,584 in cash received from royalties under the Novartis agreement. See the discussion under "Licensing and Supply Agreement" in Note 5 of Notes to Condensed Financial Statements for a description of the agreement with Novartis.

     During the first nine months of 2005, the Company received $176,207 from Novartis under accounts receivable related to discontinued operations and received proceeds of $90,227 related to exercises of stock options. The Company received proceeds of $69,402 from the sale of miscellaneous equipment and office furniture having no book value during the first nine months of 2005. The Company also expended and capitalized $60,000 in patent related costs. There are no future material commitments for capital expenditures at September 30, 2005.

      The Company had working capital of $1,274,709 and a current ratio of 6.67 at September 30, 2005 compared to working capital of $2,048,876 and a current ratio of 4.93 at December 31, 2004. The decrease in working capital during the first nine months of 2005 is primarily attributable to lower accounts payables and accrued expenses as a result of the Company paying severance and manufacturing wind down obligations, the payment of a cash dividend, and a reduction in accounts receivable partially offset with an increase in royalty receivable. The improvement in the Company's current ratio is a result of the settlement of liabilities associated with the Company's discontinued operations and the reasons stated above.

      Shareholders' equity decreased to $1,524,390 at September 30, 2005 from $2,282,082 at December 31, 2004, which is primarily due to the net loss for the nine months ended September 30, 2005 coupled with the payment of a cash dividend of $246,824 in March 2005, in conjunction with other items discussed above.

      The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2005. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2005. The Company's working capital requirements are dependent upon adequate levels of royalty and licensing fee income to fund continuing operations. Royalty income is uncertain because it is subject to factors that the Company cannot control. Such factors include, but are not limited to, seasonality of the product resulting from the severity of the flu/cough and cold conditions in the marketplace, marketing efforts by Novartis, markets Novartis enters the product into, and other factors which can cause fluctuations in the amount of royalty income the Company receives. There can be no assurance because of these uncertainties that future royalty income will be sufficient to fund continuing operations. The royalty income of $189,195 recorded for the nine months ended September 30, 2005 was based upon information provided by Novartis calculated as a percentage of net sales of products covered under the licensing agreement the Company has with Novartis. There can be no assurance that this result will be indicative of results for the full year. Furthermore, future royalties and licensing income the Company anticipates earning is dependent on the success of the product in the marketplace by Novartis and other firms or individuals with whom the Company may enter into licensing agreements. Additionally, the Company does not presently have any other financing resources in place from which it can borrow or obtain additional working capital.

CRITICAL ACCOUNTING POLICIES

      Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three and nine months ended September 30, 2005 and 2004. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statement in this Form 10-QSB.

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

      During the three months ended September 30, 2005, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS

Exhibit No.                              Description
-----------   -----------------------------------------------------------------

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

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LECTEC CORPORATION

Date   November 14, 2005                  By /s/  Alan C. Hymes, M.D.
                                          ---------------------------
                                          Alan C. Hymes, M.D.
                                          Chief Executive Officer & Director
                                          (principal financial officer and duly
                                          authorized officer)

                                  EXHIBIT INDEX

Exhibit No.                              Description
----------     ----------------------------------------------------------------

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