Form 10KSB
period 2005-12-31
LECTEC CORP /MN/
filed 2006-03-20
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER: 0-16159

                               LECTEC CORPORATION
                 (Name of small business issuer in its charter)

                MINNESOTA                                                        41-1301878
     (State or other jurisdiction of                                         (I.R.S. Employer
     incorporation or organization)                                         Identification No.)


   5610 LINCOLN DRIVE, EDINA, MINNESOTA                                            55436
 (Address of principal executive offices)                                       (Zip Code)

      Issuer's telephone number:                                              (952) 933-2291

Securities registered under Section 12(b) of the Exchange Act:                      NONE

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                                                              (Title of class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The issuer's revenues for the fiscal year ended December 31, 2005 were $443,352.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 17, 2006 was approximately $1,991,519 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.

     The number of shares outstanding of the Issuer's Common Stock as of March 20, 2006 was 4,148,998 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business.........................................     3
Item 2.  Description of Property.........................................     5
Item 3.  Legal Proceedings...............................................     5
Item 4.  Submission of Matters to a Vote of Security Holders.............     5

                                    PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities..................     6
Item 6.  Management's Discussion and Analysis or Plan of Operation.......     7
Item 7.  Financial Statements............................................    10
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure............................................    29
Item 8A. Controls and Procedures.........................................    29
Item 8B. Other Information...............................................    29

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...............    30
Item 10. Executive Compensation..........................................    31
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................    33
Item 12. Certain Relationships and Related Transactions..................    34
Item 13. Exhibits........................................................    35
Item 14. Principal Accountant Fees and Services..........................    37

         Signatures......................................................    38
         Exhibit Index...................................................    39
         Exhibit 23.01-Consent of Independent Registered Public
         Accounting Firm.................................................    41
         Exhibit 31.01-Certification of Principal Executive Officer......    42
         Exhibit 31.02-Certification of Principal Financial Officer......    43
         Exhibit 32.01-Certification Pursuant to 18 U.S.C. Section 1350,
         as Adopted Pursuant Section 906 of the Sarbanes-Oxley
         Act of 2002.....................................................    44
         Exhibit 99.01-Cautionary Statements for Purposes of the
         "Safe Harbor" Provisions of the Private Securities Litigation
         Reform Act of 1995..............................................    45

----------

FORWARD-LOOKING STATEMENTS

     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-KSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties, which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on royalty payments from Novartis Consumer Health, Inc. ("Novartis") and on key personnel, the success or failure of any attempt by the Company to protect or enforce its patents, issuance of new accounting pronouncements, available opportunities for licensing agreements related to patents that the Company holds, limitations of market expansion opportunities, and other risks and uncertainties as described in the "Cautionary Statements" filed as Exhibit 99.01 to this Form 10-KSB for the year ended December 31, 2005.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     LecTec Corporation (the "Company") is primarily an intellectual property licensing and holding company. The Company's primary focus is to obtain royalty income through licensing agreements related to patents that the Company owns based on its advanced skin interface technologies. The Company was an innovator in hydrogel-based topical delivery of therapeutic over-the-counter ("OTC") medications, which provide alternatives to topical creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin. The Company holds multiple domestic and international patents on its hydrogel technology.

     The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. Its principal executive office is located at 5610 Lincoln Drive, Edina, Minnesota 55436, and its telephone number is
(952)-933-2291.

WIND DOWN OF MANUFACTURING OPERATIONS

     Prior to 2000, the Company designed, manufactured and marketed diagnostic electrocardiograph ("ECG") electrodes, conductive and non-conductive adhesive hydrogels, patches for the topical application of OTC drugs and medical tape products. The Company marketed and sold its products to medical products distributors, consumers through retail outlets (food, chain drug and mass merchandise stores), consumer products companies and original equipment manufacturers ("OEM"). All of the products manufactured by the Company were designed to be highly compatible with skin.

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

NOVARTIS LICENSING AND SUPPLY AGREEMENT

     On July 19, 2004, the Company entered into a supply and licensing agreement, effective as of January 1, 2004 (the "Agreement"), with Novartis. The Agreement replaced the Company's prior supply and licensing agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell, and deliver to Novartis vapor patches in 2004 while Novartis developed its own patch manufacturing capability. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis agreed to advance up to $2,000,000 to the Company for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of the advanced funds, the Company executed and delivered to Novartis a promissory note in the principal amount of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets to secure the $2,000,000 advance payment note. The Company repaid the advance payment note from time to time by the delivery to Novartis of vapor patches under the Agreement.

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

     As of December 31, 2005, the Company collected $228,446 in royalty payments related to sales of licensed products covered under the Agreement the Company has with Novartis for the period of January 1, 2005 through September 30, 2005 and has recorded a royalty receivable and royalty income of $214,906 during the fourth quarter of 2005 based on information provided to the Company by Novartis related to sales of licensed products for that period.

STRATEGY

     The Company is pursuing additional agreements with Novartis and is concurrently pursuing similar agreements with other contract manufacturing customers to enable them to use the Company's proprietary patch technology in producing topical patch products in the future. It is currently management's intent to fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. There can be no assurance that the Company will be successful in the protection of the Company's rights related to intellectual property or that royalty income will be sufficient to fund continuing operations. In addition, there can be no assurance that the Company will be successful in entering into future licensing agreements.

PATENTS AND TRADEMARKS

     The Company has U.S. and international patents on adhesive hydrogels, transdermal and topical delivery systems. Seventeen issued U.S. patents and thirty-nine issued international patents are currently assigned to the Company. Six U.S. applications and five foreign applications are pending. The patents most pertinent to the Company's major products have a remaining legal duration ranging from nine to thirteen years. The Company also holds four registered U.S. trademarks.

     Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted hereunder will provide a competitive advantage.

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

EMPLOYEES

     As of December 31, 2005, and currently, the Company has 1 full time employee, a three-member Board of Directors, and some contract labor personnel available to the Company on an as needed basis. Labor unions or other collective bargaining units do not represent the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     Currently, the Company leases a building in Edina, Minnesota ("Edina Lease") containing approximately 14,500 square feet of warehouse and office space. The lease began in July 2004 and expires in August 2008. The Company uses the space to maintain daily operations and for record storage requirements and has a short term sub-lease for approximately 5,000 square feet of excess space to an independent lessee for $3,500 per month. The sublease ended in February 2006. The Company is pursuing other sub-lease opportunities for approximately 10,000 square feet of excess space.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol LECT until November 26, 2002 when the Company's stock was de-listed to the OTC Bulletin Board due to the Company's inability to satisfy the minimum bid price and shareholders' equity standards for continued listing on the Nasdaq Exchange.

     The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's common stock quoted on the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                             Year Ended          Year Ended
                         December 31, 2005   December 31, 2004
                         -----------------   -----------------
                            High    Low         High    Low
                           -----   -----       -----   -----
Quarter ended March 31     $3.00   $1.50       $1.75   $0.70
Quarter ended June 30       2.65    1.20        1.08    0.60
Quarter ended Sept. 30      1.45    0.65        1.80    0.65
Quarter ended Dec. 31       0.95    0.51        1.55    0.80

     As of March 20, 2006, the Company had 4,148,998 shares of common stock outstanding, and 264 common shareholders of record, which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

     The Company did not declare or pay cash dividends on its common stock in 2004. On January 20, 2005, the Company's Board of Directors approved and declared a cash dividend of $0.06 per share, payable on March 11, 2005 to shareholders of record at February 25, 2005. The Company had 4,113,739 shares outstanding on the record date. The Company may pay future dividends based upon excess cash the Company may have from royalty income exceeding operating expenses of the Company. However, there can be no assurance that the Company will pay any future dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     In July 2004, management determined that the Company would be winding down its contract manufacturing operations before December 31, 2004. Because of this, the past and future financial results related to contract manufacturing operations are treated as discontinued operations for financial reporting purposes. Continuing operations consists of operations related to the current structure of the Company as an intellectual property licensing and holding company. The Company accounts for its discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, results of operations and the related charges for discontinued operations have been classified as "Earnings (loss) from discontinued operations" in the accompanying Statements of Operations. Assets and liabilities of the discontinued operations have been classified and reflected on the accompanying Balance Sheets as "Discontinued operations" for the current and prior period presented.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

     The Company recorded royalty income of $443,352 for the year ended December 31, 2005, compared to a one-time licensing fee of $1,065,000 for the year ended December 31, 2004. The royalty and licensing fee income was earned during the last two years under the Agreement that the Company entered into with Novartis during the third quarter of 2004. The 2005 royalty income is attributable to sales of licensed products by Novartis to consumers at an agreed upon percentage under the terms of the Agreement. There was no royalty income earned during 2004. Net loss from continuing operations for 2005 was ($326,522), or ($0.08) per basic and diluted share, compared to a net loss from continuing operations for 2004 of ($123,153), or ($0.03) per basic and diluted share. The increase in the net loss from continuing operations for 2005 compared to 2004 was primarily due to reduced royalty and licensing fee income offset by reductions in general operating expenses related to the current operations of the Company during 2005.

RESULTS OF DISCONTINUED OPERATIONS

     Loss from discontinued operations for the year ended December 31, 2005 was ($204,090), or ($0.05) per basic and diluted share, compared to earnings from discontinued operations of $2,419,832, or $0.60 per basic and diluted share, for 2004. The decrease in the earnings from discontinued operations for 2005 compared to 2004 is attributable to the wind down of manufacturing operations, all of which occurred during 2004. Sales to Novartis were $6,341,998 for 2004; there were no sales in 2005.

NET RESULTS OF OPERATIONS

     The net loss for 2005 was ($530,612), or ($0.13) per basic and diluted share, compared to net earnings of $2,296,679, or $0.57 per basic and diluted share, for 2004. The decrease in net earnings for the year ended December 31, 2005, compared to 2004 is due to the reasons stated above.

INCOME TAXES

     The income tax benefit related to the net loss of the year ended December 31, 2005, has been offset by a valuation allowance for deferred taxes. The Company recorded income tax expense of $27,000 for the year ended December 31, 2004, as a result of the Company being subject to alternative minimum tax, which only allows 90% of the Company's taxable income to be offset by net operating loss carryforwards, in addition to applicable Minnesota minimum state taxes.

EFFECT OF INFLATION

     Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets decreased $978,309 to $1,824,825 at December 31, 2005 from $2,803,134 at December 31, 2004. Cash and cash equivalents decreased $928,740 to $1,310,578 at December 31, 2005 from $2,239,318 at December 31, 2004. The decrease in total assets and the reduction in cash and cash equivalent is attributable to 2005 activities including the payment of a cash dividend of approximately $247,000, the payment of severance and related costs from the wind down of contract manufacturing operations of approximately $400,000, additional costs related to the wind down of manufacturing operations paid in 2005 of approximately $225,000, and the costs of continuing operations for 2005.

     Working capital was $1,431,359 at December 31, 2005, compared to working capital of $2,048,876 at December 31, 2004. The Company's current ratio was 9.90 at December 31, 2005, compared to 4.93 at December 31, 2004. The decline in working capital of $617,517 for 2005 from 2004 was primarily due to cash used in operating activities, the payment of a cash dividend and patent investment and maintenance costs. The improvement in the current ratio for 2005 over 2004 is due to an increase in royalty income receivable coupled with a reduction in liabilities relating to the wind down of manufacturing operations that were paid during 2005.

     Shareholders' equity decreased by $618,117 to $1,663,965 as of December 31, 2005 from shareholders' equity of $2,282,082 as of December 31, 2004, due to the net loss for year ended December 31, 2005 of ($530,612) and the payment of a cash dividend of ($246,824), partially offset by proceeds from the exercise by stock options by employees of the Company of $90,227, and net stock compensation expense recorded during 2005 of $69,092.

     In January 2005, the Company's Board of Directors announced that it had declared a cash dividend of $0.06 per share, payable on March 11, 2005 to shareholders of record as of February 25, 2005. The Company had 4,113,739 shares outstanding on the record date. The cash used in 2005 to pay the dividend was $246,824.

     The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2006 based upon the royalty income stream the Company has received during 2005, its cash on hand, and the anticipated operating expenses the Company is likely to incur during the next year. However, there can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, due to the uncertainties and risks described in the "Cautionary Statements" included as Exhibit 99.01 of this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

     Management believes that the Company has not adopted any critical accounting policies, which, if changed, would result in a material change in financial estimates, financial condition, results of operations or cash flows for the years ended December 31, 2005 and 2004. Critical accounting policies are as follows:

REVENUE RECOGNITION

     Royalty and licensing fee income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured. Revenue from discontinued operations was recognized when the product was shipped to the customer and collection was probable.

PATENT COSTS

     The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its patent costs for impairment during 2004. The Company recorded a charge of $115,055 during 2004 related to the impairment of patents, and wrote off fully amortized patents of $1,201,271. The Company believes that no impairment existed at December 31, 2005.

ROYALTY RECEIVABLE

     The Company has a royalty receivable under the terms of the Agreement with Novartis. The Company granted credit to Novartis in the normal course of business and management believes, based upon past experience, that all amounts outstanding are fully collectible. Royalty income recognized during the year ended December 31, 2005 is based on net sales information provided by Novartis, covering sales of products under the licensing agreement for the applicable periods. Pursuant to the Agreement, the Company has the right to audit the validity of the net annual sales of products covered under the Agreement. See the discussion in Note B of Notes to Financial Statements for a description of the Agreement with Novartis.

ACCOUNTING FOR DISCONTINUED OPERATIONS

     The Company has exited from manufacturing operations of topical patches and has sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets by December 31, 2004. The operations and cash flows of the contract manufacturing operations are eliminated from the ongoing operations as a result of the sales transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's financial statements, balance sheets and statements of cash flows under the requirements of SFAS No. 144 as discontinued operations for the years ended December 31, 2005 and 2004 are appropriate.

     The Company has used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that were allocated between continuing operations and discontinued operations.

ITEM 7. FINANCIAL STATEMENTS

                                    CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................    11

FINANCIAL STATEMENTS

   BALANCE SHEETS........................................................    12

   STATEMENTS OF OPERATIONS..............................................    14

   STATEMENTS OF SHAREHOLDERS' EQUITY....................................    15

   STATEMENTS OF CASH FLOWS..............................................    16

   NOTES TO FINANCIAL STATEMENTS.........................................    17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors
LecTec Corporation

          We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2005 and 2004, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota
January 25, 2006

                               LECTEC CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004

                                                 2005         2004
                                              ----------   ----------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                  $1,310,578   $2,239,318
   Royalty receivable                            214,906           --
   Prepaid expenses and other                     66,735      137,981
   Discontinued operations                            --      192,629
                                              ----------   ----------
      Total current assets                     1,592,219    2,569,928

OTHER ASSETS:
   Patent costs                                   90,651       50,693
   Prepaid insurance - director and officer      141,955      182,513
                                              ----------   ----------
                                                 232,606      233,206
                                              ----------   ----------
                                              $1,824,825   $2,803,134
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

LIABILITIES AND SHAREHOLDERS' EQUITY                          2005           2004
                                                          ------------   -----------
CURRENT LIABILITIES:
   Capital lease obligation                               $         --   $     2,525
   Accounts payable                                             10,495         4,944
   Accrued expenses                                             52,015       240,293
   Discontinued operations                                      98,350       273,290
                                                          ------------   -----------
         Total current liabilities                             160,860       521,052
                                                          ------------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 4,148,998 and 4,030,330 shares issued
      and outstanding at December 31, 2005 and 2004             41,490        40,303
   Additional contributed capital                           11,847,536    11,689,404
   Accumulated deficit                                     (10,225,061)   (9,447,625)
                                                          ------------   -----------
                                                             1,663,965     2,282,082
                                                          ------------   -----------
                                                          $  1,824,825   $ 2,803,134
                                                          ============   ===========

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                     2005         2004
                                                  ----------   ----------
CONTINUING OPERATIONS:
   Revenue - royalty and licensing fee income     $  443,352   $1,065,000
   Operating expenses                                769,874    1,189,601
                                                  ----------   ----------
   Loss from continuing operations
      before income taxes                           (326,522)    (124,601)
   Income tax benefit                                     --        1,448
                                                  ----------   ----------
      Loss from continuing operations               (326,522)    (123,153)
                                                  ----------   ----------

DISCONTINUED OPERATIONS:
   Earnings (loss) from discontinued operations
      before income taxes                           (204,090)   2,448,280
   Income tax expense                                     --      (28,448)
                                                  ----------   ----------
   Earnings (loss) from discontinued operations     (204,090)   2,419,832
                                                  ----------   ----------
NET EARNINGS (LOSS)                               $ (530,612)  $2,296,679
                                                  ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                               4,134,232    4,011,631
                                                  ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE:
   Basic and diluted -

      Continuing operations                       $    (0.08)  $    (0.03)
      Discontinued operations                          (0.05)        0.60
                                                  ----------   ----------
         Total                                    $    (0.13)  $     0.57
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    Common stock       Additional
                                -------------------   contributed    Accumulated
                                  Shares     Amount     capital        deficit        Total
                                ---------   -------   -----------   ------------   ----------
Balance at December 31, 2003    3,979,327   $39,793   $11,550,743   $(11,744,304)  $ (153,768)
   Stock compensation expense          --        --       112,640             --      112,640
   Exercise of stock options       51,003       510        26,021             --       26,531
   Net earnings                        --        --            --      2,296,679    2,296,679
                                ---------   -------   -----------   ------------   ----------
Balance at December 31, 2004    4,030,330    40,303    11,689,404     (9,447,625)   2,282,082
   Cash dividend                       --        --            --       (246,824)    (246,824)
   Stock compensation expense          --        --        69,092             --       69,092
   Exercise of stock options      118,668     1,187        89,040             --       90,227
   Net loss                            --        --            --       (530,612)    (530,612)
                                ---------   -------   -----------   ------------   ----------
Balance at December 31, 2005    4,148,998   $41,490   $11,847,536   $(10,225,061)  $1,663,965
                                =========   =======   ===========   ============   ==========

The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                              2005          2004
                                                                           ----------   -----------
                                                                                        Revised (1)
Cash flows from operating activities:
   Net earnings (loss)                                                     $ (530,612)  $ 2,296,679
   Discontinued operations, net of tax                                        204,090    (2,419,832)
                                                                           ----------   -----------
      Loss from continuing operations, net of tax                            (326,522)     (123,153)
   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
      Compensation expense related to stock options                            17,500        35,200
      Amortization                                                             20,042        26,894
   Changes in operating assets and liabilities of continuing operations:
      Royalty receivable                                                     (214,906)           --
      Prepaid expenses and other                                              111,804      (256,842)
      Accounts payable                                                          5,551       (14,857)
      Accrued expenses                                                       (188,278)      100,186
                                                                           ----------   -----------
      Net cash used by operating activities from continuing operations       (574,809)     (232,572)
                                                                           ----------   -----------
Cash flows from investing activities from continuing operations:
   Investment in patents                                                      (60,000)      (31,473)
                                                                           ----------   -----------
Cash flows from financing activities:
   Payment of cash dividend                                                  (246,824)           --
   Proceeds from the issuance of common stock                                   6,447         8,750
   Repayment of long-term obligations                                          (2,525)      (12,573)
                                                                           ----------   -----------
      Net cash used in financing activities from continuing
      operations                                                             (242,902)       (3,823)
                                                                           ----------   -----------
Discontinued operations:
   Provided by (used in) operating activities                                (134,809)    1,111,411
   Provided by investing activities                                                --       894,150
   Provided by financing activities                                            83,780        17,781
                                                                           ----------   -----------
      Net cash provided by (used in) discontinued operations                  (51,029)    2,023,342
                                                                           ----------   -----------
      Net increase (decrease) in cash and cash equivalents                   (928,740)    1,755,474
Cash and cash equivalents - beginning of year                               2,239,318       483,844
                                                                           ----------   -----------
Cash and cash equivalents - end of year                                    $1,310,578   $ 2,239,318
                                                                           ==========   ===========

(1) The Company revised the statement of cash flows for the year ended December 31, 2004 to present cash flows from discontinued operations for each of the operating, investing and financing activities. Previously, the components were not broken out separately.


The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     LecTec Corporation (the "Company") is currently an intellectual property licensing and holding company. The Company receives royalties and licensing fees from licensing agreements pertaining to the Company's patents. The Company currently has one supply and licensing agreement ("Agreement") with Novartis Consumer Health, Inc. ("Novartis"), which will pay the Company royalties from time to time, based upon a percentage of Novartis net sales as specified in the Agreement. Previously, the Company was a contract manufacturer of hydrogel topical patches sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

     Cash and Cash Equivalents

     The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes a money market account with a balance of $1,303,947 at December 31, 2005, which is not insured by the Federal Deposit Insurance Corporation.

     Royalty Receivable (Continuing Operations)

     The Company granted credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis paid the royalty income within the terms defined in the Agreement. At December 31, 2005, the Company had an outstanding royalty receivable with Novartis of $214,906.

     Accounts Receivable (Discontinued Operations - Note C)

     The Company granted credit to previous customers in the normal course of business, but generally did not require collateral or other security to support amounts due. Management performed on-going credit evaluations of customers when deemed necessary.

     Accounts receivable were generally due within 30 days and were stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms were considered past due. The Company determined its allowance by considering a number of factors, including the length of time trade accounts receivable were past due, the Company's previous loss history, the customer's ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company wrote off accounts receivable against the allowance when they became uncollectible, and payments subsequently received on such receivables were credited to the allowance for doubtful accounts. At December 31, 2005, the Company had no outstanding accounts receivables related to previously discontinued operations.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Patent Costs

     Patent costs consist primarily of the cost of applying for patents and are amortized on a straight-line basis over the estimated useful life of the asset, which is generally five years.

     Patent costs consist of the following:

                      DECEMBER 31, 2005               DECEMBER 31, 2004
                -----------------------------   -----------------------------
                GROSS CARRYING    ACCUMULATED   GROSS CARRYING    ACCUMULATED
                    AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                --------------   ------------   --------------   ------------
Patents costs      $291,922        $201,271        $231,922         $181,229
                   ========        ========        ========         ========

     Amortization expense of patent costs totaled $20,042 and $77,320 for 2005 and 2004, respectively. Amortization expense is expected to be as follows:

                           YEARS ENDING DECEMBER 31,

                                 2006   $23,537
                                 2007    20,348
                                 2008    17,024
                                 2009    16,371
                                 2010    13,371

     The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Based on the Company's decision to wind down manufacturing operations, the Company reviewed its patent costs for impairment during 2004. The Company recorded a charge of $115,055 during 2004 related to the impairment of patents, and wrote off the cost of fully amortized patents of $1,201,271. The Company believes that no impairment exists at December 31, 2005.

     Revenue Recognition

     Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured. Revenue from sales related to discontinued operations were recognized when the product was shipped to the customer and collection was probable.

     Research and Development (Discontinued Operations)

     Research and development costs and patent maintenance costs are expensed as incurred.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Income Taxes

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

     Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

     Common stock options and warrants to purchase 594,375 and 814,124 shares of common stock with a weighted average exercise price of $1.99 and $1.96 were outstanding at December 31, 2005 and 2004, respectively. As the Company had a loss from continuing operations in both 2005 and 2004, those shares were excluded from the earnings (loss) per common share computations because they were anti-dilutive.

     Stock-Based Compensation

     The Company utilizes the intrinsic value method of accounting for stock-based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net earnings
     (loss) for 2005 and 2004, respectively. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                                 2005        2004
                                                              ---------   ----------
Net earnings (loss), as reported                              $(530,612)  $2,296,679
   Compensation income (expense) determined under the fair
      value method                                                  469     (106,938)
                                                              ---------   ----------
      Pro forma net earnings (loss)                           $(530,143)  $2,189,741
                                                              =========   ==========

Earnings (loss) per common share:
   As reported - Basic and diluted
      Continuing operations                                   $   (0.08)  $    (0.03)
      Discontinued operations                                     (0.05)        0.60
                                                              ---------   ----------
         Total                                                $   (0.13)  $     0.57
                                                              =========   ==========

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Stock-Based Compensation - (continued)

                                YEARS ENDED DECEMBER 31,
                                ------------------------
                                     2005     2004
                                    ------   ------
Pro forma -
   Basic and diluted
   Continuing operations            $(0.08)  $(0.05)
   Discontinued operations           (0.05)    0.60
                                    ------   ------
      Total                         $(0.13)  $ 0.55
                                    ======   ======

     The weighted average fair value of options granted during 2004 was $1.09. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions; zero dividend yield, expected volatility of 179%, risk-free interest rate of 2.72%, and expected lives of 3.0 years. There were no options granted during 2005.

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

     Accounting for Discontinued Operations

     The Company has exited from manufacturing operations of topical patches and has sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets by December 31, 2004. The operations and cash flows of the contract manufacturing operations will be eliminated from the ongoing operations as a result of the sales transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's financial statements, balance sheets and statements of cash flows under the requirements of Statement of Financial Accounting Standards No. 144 as discontinued operations are appropriate.

     The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues, and expenses that were allocated between continuing operations and discontinued operations.

     Fair Value of Financial Instruments

     The carrying value of current financial assets and liabilities approximates their fair values due to their short-term nature.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is required to apply SFAS No. 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's financial statements will reflect the cost for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant date estimated fair value. Management has not determined the effect of this pronouncement on its future financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 had no impact on the Company's financial statements.

NOTE B - LICENSING AND SUPPLY AGREEMENT

     On July 19, 2004, the Company entered into the Agreement, effective as of January 1, 2004 with Novartis. The Agreement replaced the Company's prior supply and licensing agreement with Novartis dated May 8, 2002. The Agreement requires the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada, and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement.

     In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced $2,000,000 for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The Company repaid the note by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE B - LICENSING AND SUPPLY AGREEMENT - CONTINUED

     Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in debt on July 19, 2004, (2) payment of $407,500 in cash on July 22, 2004, and (3) payment of $407,500 in cash on September 24, 2004. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis was required by the Agreement to pay royalties to the Company, at an agreed upon percentage, based upon the net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

     The supply portion of the Agreement continued in effect until February 5, 2005, except that the provisions relating to the License will continue in effect until the conclusion of the term of the License. The Company may not assign or otherwise transfer the Agreement (other than to an affiliate) without the prior written consent of Novartis, except that the Company may assign the Agreement in connection with the transfer or sale of all or substantially all of its assets or business or its merger or consolidation with another company, so long as (1) such acquirer or successor in interest agrees in writing to be bound by all conditions of the Agreement, and (2) the Company gives Novartis written notice of any such assignment and 15 days to object. Novartis may object to an assignment only if such acquirer or successor in interest is a direct competitor of Novartis.

     In conjunction with the signing of the Agreement, Novartis purchased certain manufacturing equipment from the Company for approximately $900,000 in 2004. The gain on the sale of those assets is included in discontinued operations.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE C - DISCONTINUED OPERATIONS

     Discontinued operations assets and liabilities and income statement information include the following:

                                                   December 31,   December 31,
                                                       2005           2004
                                                   ------------   ------------
DISCONTINUED OPERATIONS - ASSETS
Accounts receivable, net                            $      --      $  176,207
Prepaid expenses and other                                 --          16,422
                                                    ---------      ----------
Total discontinued operations - assets              $      --      $  192,629
                                                    =========      ==========
DISCONTINUED OPERATIONS - LIABILITIES
Accounts payable                                    $      --      $   21,267
Accrued expenses                                           --         152,023
Reserve for sales returns and credits (1)              98,350         100,000
                                                    ---------      ----------
Total discontinued operations - liabilities         $  98,350      $  273,290
                                                    =========      ==========
DISCONTINUED OPERATIONS - EARNINGS (LOSS):
Revenues                                            $      --      $7,925,022
                                                    =========      ==========
Earnings (loss) from discontinued operations
   before gain on sale of property and equipment    $(275,492)     $1,807,878
Gain on sale of property and equipment
   from discontinued operations (2)                    71,402         611,954
                                                    ---------      ----------
Earnings (loss) from discontinued operations        $(204,090)     $2,419,832
                                                    =========      ==========

(1)  Returns and credits waiting for documentation from the customer.

(2) The assets sold for the year ended December 31, 2005 were fully depreciated at the time of sale. The assets sold for the year ended December 31, 2004, primarily related to property and equipment sold to Novartis.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE D - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company conducted its operations in two leased facilities during 2005 and 2004. In February 2005, the corporate building lease expired and the Company moved its corporate operations to its Edina, Minnesota leased facility ("Edina Facility"), which expires in August 2008. The Company currently sub-leases approximately 5,000 square feet of excess space in the Edina Facility to an independent lessee on a month to month basis for $3,500 per month. The lessee has indicated that the lease commitment will cease in February 2006. Both leases provide for payment of a portion of taxes and other operating expenses by the Company. The Company also leased various equipment under operating leases that expired June 2005. Total rent expense for operating leases, excluding sub-lease income of $12,250 and $0, was $145,344 and $258,043 for 2005 and 2004, respectively.

     Future minimum lease commitments under operating leases are as follows:

                           YEARS ENDING DECEMBER 31,

                                2006     $54,179
                                2007      51,540
                                2008      34,360

     Employee Benefit Plan

     The Company has a contributory 401(k) profit sharing benefit plan covering all employees. The Plan allows for discretionary contributions; no such contributions were made for 2005 and 2004.

     Legal Proceedings

     There are currently no pending legal proceedings against the Company. However, the Company is subject to various legal proceedings in the normal course of business.

NOTE E - INCOME TAXES

     Income tax expense consists of the following:

                                    YEARS ENDED DECEMBER 31,
                                    ------------------------
                                         2005     2004
                                         ----   -------
                         Current          $--   $27,000
                         Deferred          --        --
                                          ---   -------
                                          $--   $27,000
                                          ===   =======

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE E - INCOME TAXES - CONTINUED

     Differences between income tax expense and the statutory federal income tax rate are as follows:

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                                   2005    2004
                                                  -----   -----
Federal statutory income tax rate                  34.0%   34.0%
State income taxes, net of federal effect           6.5     1.6
Net operating loss carryforwards utilized         (36.5)  (32.6)
Other                                              (4.0)   (3.0)
                                                  -----   -----
                                                     --%    1.2%
                                                  =====   =====

     Deferred tax assets and liabilities consist of the following:

                                              DECEMBER 31,
                                       -------------------------
                                           2005          2004
                                       -----------   -----------
Current assets:
   Accrued expenses                    $    43,000   $    53,800
                                       -----------   -----------
Long-term assets (liabilities):
   Net operating loss carry-forwards     4,131,100     3,907,300
   Tax credit carry-forwards               297,000       297,200
   Other                                  (140,700)     (121,600)
                                       -----------   -----------
      Net long-term assets               4,287,400     4,082,900
                                       -----------   -----------
      Net deferred tax assets            4,330,600     4,136,700
      Less valuation allowance          (4,330,600)   (4,136,700)
                                       -----------   -----------
         Net deferred tax asset        $        --   $        --
                                       ===========   ===========

     At December 31, 2005, the Company has available net operating loss carry-forwards of approximately $11,100,000 and $4,122,962, federal and state, respectively, which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carry-forwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carry-forwards begin to expire in 2008. A valuation allowance has been recorded for these net operating loss carry-forwards and all other deferred tax assets, as they may not be realizable. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized. The valuation allowance increased by approximately $193,900 and decreased by $569,200 for 2005 and 2004, respectively. The Company used approximately $1,860,000 and $470,000 of federal and state net operating loss carry-forwards, respectively, to reduce its 2004 federal and state tax liability.

     The 2004 deferred tax assets and the related valuation allowance have been restated to correctly report net operating loss carry-forwards. The restatement had no impact on the net deferred tax asset or financial statements.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE F - EQUITY TRANSACTIONS

     Stock Options

     The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 1,056,779 shares of common stock are available for grants of options under the plans at December 31, 2005. Options under the Company's plans are granted at fair market value and expire five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% after three to four years.

     A summary of the Company's stock option transactions is as follows:

                                                  WEIGHTED
                                     NUMBER        AVERAGE
                                   OF SHARES   EXERCISE PRICE
                                   ---------   --------------
Outstanding at December 31, 2003    807,348        $ 2.39
   Granted                           75,000          1.20
   Exercised                        (51,003)        (0.52)
   Canceled                        (217,221)        (2.63)
                                   --------        ------

Outstanding at December 31, 2004    614,124          2.31
   Granted                               --            --
   Exercised                       (118,668)        (0.76)
   Canceled                        (122,206)        (2.95)
                                   --------        ------
Outstanding at December 31, 2005    373,250        $ 2.59
                                   ========        ======

     The following information applies to options that are outstanding at December 31, 2005:

                            OPTIONS OUTSTANDING *
                  -----------------------------------------
                                    WEIGHTED       WEIGHTED
                                     AVERAGE        AVERAGE
    RANGE OF         NUMBER         REMAINING      EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     PRICE
---------------   -----------   ----------------   --------
$0.31 - $ 0.35        5,000         1.0 years        $0.31
$0.75 - $ 0.81      118,050         0.5 years         0.80
$1.20 - $ 1.80       75,000         1.0 years         1.20
$1.90 - $ 2.00       75,000         0.4 years         2.00
$2.75 - $ 3.63        5,200         2.9 years         3.19
$5.00 - $ 6.63       80,000         1.5 years         5.85
$8.36 - $10.00       15,000         0.4 years         9.68
                    -------
                    373,250         2.1 years        $2.59
                    =======

     *    All outstanding options are exercisable.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE F - EQUITY TRANSACTIONS - CONTINUED

     Stock-Based Compensation

     In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective termination dates (but not longer than the stock options normal expiration date, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to the modification in the exercise period. Normally, these options would expire ninety days from the employee's termination date. Because of the modification to the terms related to the exercise period granted to those former employees, the Company recorded compensation expense of $99,957 during the first quarter ended March 31, 2005.

     In July 2002, 803,958 options outstanding with a weighted average grant price of $4.54 per share were re-priced to $0.81 per share. At December 31, 2005, 95,000 of these options were outstanding and exercisable. No compensation expense was recorded by the Company in connection with the re-pricing because the exercise price exceeded the market price on the date of the re-pricing. During the year ended December 31, 2005, the Company reversed previously recorded compensation expense of $30,865, effectively adjusting the compensation expense back to the re-priced value of $0.81 per share. At December 31, 2004 the exercise price of the re-priced options was below the market price for the Company's common stock, and the Company recorded compensation expense of $112,640 to bring the re-priced options up to the market price.

     Stock Repurchase Program

     The Company has a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12.0% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. There were no shares repurchased during 2005 and 2004. Since the program's inception, the Company has repurchased 175,650 shares for $543,400.

     Warrants

     In connection with the sale of the Company's corporate facility during 2003, the Company issued warrants to an outside party to purchase 200,000 shares of common stock. The warrants are exercisable and entitle the holder to purchase common stock at $0.90 per share until February 25, 2008. The Company also had outstanding warrants to another outside party to purchase 12,953 shares of common stock at $6.25 per share, which expired on November 20, 2004.

                               LECTEC CORPORATION

                           DECEMBER 31, 2005 AND 2004

NOTE G - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information is as follows:

                                                             Year Ended December 31,
                                                             -----------------------
                                                                  2005      2004
                                                                -------   --------
Cash paid for interest                                          $ 4,126   $ 10,395

Cash paid for income taxes                                       24,018         --

Supplemental disclosures of noncash activities:

   Licensing fees used to reduce long-term obligations and
   accrued interest of discontinued operations                       --    250,000

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

     During the quarter ended December 31, 2005, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

        NAME          AGE                   TITLE
        ----          ---   ------------------------------------
Alan C. Hymes, M.D.    74   Chief Executive Officer and Director
Judd A. Berlin         49   Director
C. Andrew Rollwagen    50   Director

     Alan C. Hymes, M.D. is a founder of the Company and has been Chief Executive Officer since January 2005 and a director since 1977. Dr. Hymes was engaged in the private practice of surgery from 1968 until his retirement in 1992. He is a diplomat of the American Board of Surgery and the American Board of Thoracic Surgery.

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

     C. Andrew Rollwagen became a director in January 2005. Mr. Rollwagen has more than 25 years experience in banking and finance. He holds a Master of Business Administration degree from the University of St. Thomas, St. Paul, Minnesota and is the Senior Vice President of Business Banking at First State Bank and Trust, a locally owned community bank serving the greater St. Croix Valley area in Minnesota.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such executive officers, directors, and greater than 10% beneficial owners are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners during 2005 have been satisfied.

AUDIT COMMITTEE

     Alan C. Hymes, M.D. (Chairman) and Andrew Rollwagen comprise the Audit Committee of the Board of Directors pursuant to the rules of the Securities and Exchange Commission. Due to the Company's size, financial condition and prospects, the Board has not sought to add a Board member who would qualify as an audit committee financial expert under the definition promulgated by the Securities and Exchange Commission. Based on the size and complexity of the Company's financial statements, the Board does not believe that the absence of an audit committee financial expert materially undermines the ability of its Audit Committee to fulfill its obligations.

ETHICS CODE

     The Company has adopted a Code of Business Ethics applicable to all employees and its executive officers. The Company's Code of Business Ethics is an incorporated part of the LecTec Employee Handbook and is required to be read and signed upon the commencement of employment with the Company. A copy of the Company's Code of Business Ethics is available free of charge from the Secretary of the Company.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows the cash and non-cash compensation for the years ended December 31, 2005, 2004, and 2003, paid to the Company's current Chief Executive Officer and former Chief Executive Officer. No other individual who served as an executive officer of the Company during fiscal 2005 received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                     Compensation
                                               Annual Compensation    Securities
                                      Year     -------------------    Underlying      All Other
Name and Principal Position           Ended       Salary    Bonus       Options     Compensation
---------------------------         --------     --------   -----    ------------   ------------
Alan C. Hymes, M.D.(1)              12/31/05     $     --    $--          --             $--
   Chief Executive Officer          12/31/04           --     --          --              --
   and President                    12/31/03       19,399     --          --              --

Timothy P. Fitzgerald(2)            12/31/05     $ 22,797    $--          --             $--
   Former Chief Executive Officer   12/31/04      145,036     --          --              --
   and President                    12/31/03      114,063     --          --              --

----------
(1) Alan C. Hymes, M.D, did not begin serving as Chief Executive Officer until January 15, 2005.

(2) Mr. Fitzgerald's employment with the Company terminated effective as of January 14, 2005.

OPTION GRANTS DURING LAST FISCAL YEAR

     There we no stock option grants during 2005.

AGGREGATED OPTION EXERCISES DURING LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of options during the year ended December 31, 2005 and unexercised options held as of December 31, 2005, by each of the executive officers named in the Summary Compensation Table above.

                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                           SHARES                OPTIONS AT DEC. 31, 2005(1)       AT DEC. 31, 2005(2)
                          ACQUIRED      VALUE    ---------------------------   ---------------------------
         NAME           ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----           -----------   --------   -----------   -------------   -----------   -------------
Alan C. Hymes, M.D           --          $--        19,000           --            $--            $--
Timothy P. Fitzgerald        --           --        75,000           --             --             --

(1) In January 2005, the Company extended the exercise period for options held by two former executive officers by two years from the date of their respective termination dates (but not longer than the stock options normal exercise date, if earlier). Mr. Fitzgerald had a total of 100,000 options with an average exercise price of $0.99 per share subject to the modification of terms. On May 2, 2005, 25,000 of Mr. Fitzgerald's modified options expired. Dr. Hymes had a total of 19,000 options with an average exercise price of $4.47 per shares that were not subject to the modification of terms.

(2) "Value" has been determined based on the difference between the last sale price of the Company's common stock as reported by the Nasdaq OTC Bulletin Board on December 31, 2005 ($0.51) and the per share option exercise price, multiplied by the number of shares subject to the in-the-money options.

COMPENSATION OF DIRECTORS

     At a meeting held on January 14, 2005, the Board of Directors of the Company approved the payment of an annual retainer to non-employee members of the Board of Directors in the amount of $17,500 annually. This retainer will be paid in advance in quarterly installments of $4,375 prior to the beginning of the following quarter in which services will be performed. Payments started during the first quarter of 2005.

SEPARATION AGREEMENT WITH TIMOTHY FITZGERALD

     On December 28, 2004, the Company entered into a Separation Agreement (the "Separation Agreement") with Timothy P. Fitzgerald, the Company's former Chief Executive Officer and Director of LecTec. Pursuant to the Separation Agreement, Mr. Fitzgerald agreed to resign from his positions as Chief Executive Officer and a Director of the Company and to terminate his employment with the Company effective as of January 14, 2005. In accordance with the Separation Agreement, Mr. Fitzgerald received his normal salary and benefits through the last day of his employment along with payment for any and all accrued but unused vacation. Pursuant to the Separation Agreement, Mr. Fitzgerald agreed to be available to and cooperate with the Company in the event of litigation or other needs at an hourly rate of $200 plus reimbursement of any travel and other expenses. In addition, the Company agreed that it would maintain director and officer insurance coverage for a minimum of six years. Pursuant to the Separation Agreement, the Company and Mr. Fitzgerald mutually agreed to release the other party from future claims, subject to certain limited exceptions, and to not disparage the other party in the market place. A copy of the Separation Agreement was filed as an exhibit to Form 10-KSB for December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes, with respect to the Company's equity compensation plans, the number of shares of the Company's common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company's equity compensation plans as of December 31, 2005.

                                                                                        NUMBER OF SECURITIES
                                                                WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE   EXERCISE PRICE OF        FUTURE ISSUANCE UNDER
                                    ISSUED UPON EXERCISE OF       OUTSTANDING         EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,      OPTIONS, WARRANTS        (EXCLUDING SECURITIES
        PLAN CATEGORY                 WARRANTS AND RIGHTS          AND RIGHTS      REFLECTED IN THE FIRST COLUMN)
        -------------             --------------------------   -----------------   ------------------------------
Equity compensation plans
   approved by security holders           315,200                    $2.83                      403,500
Equity compensation plans
   not approved by security
   holders                                 58,050(1)                 $1.26                      653,279
                                          -------                    -----                    ---------
   Total                                  373,250                    $2.59                    1,056,779
                                          =======                    =====                    =========

----------
(1) Includes 33,050 options under the 2001 Stock Option Plan (see below) and 25,000 free standing options issued to a former officer of the Company.

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

     The exercise price, option term, and time and method of exercise of the stock options granted under the Plan are determined by the Committee. Subject to the terms of the Plan and any applicable agreement, the grant price, term, method of exercise, date of exercise, method of settlement and any other term and condition of any stock appreciation rights are determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate. Shares of restricted stock and restricted stock units are subject to such restrictions as the Committee may impose (including, without limitation, a waiver by participants of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate. Any restricted stock granted under the Plan is evidenced by issuance of a stock certificate or certificates, which certificate or certificates are held by the Company. Except as otherwise determined by the Committee, upon a participant's termination of employment during the applicable restriction period, all shares of restricted stock and all restricted stock units held by the participant at such time are forfeited and reacquired by the Company. The Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all-remaining restrictions with respect to shares of restricted stock or restricted stock units. Finally, the Committee is authorized, subject to the terms of the Plan and any applicable award agreement, to grant to eligible persons shares of common stock without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the Plan.

TABLE OF SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of February 28, 2006, by each person, or group of affiliated persons, who is known to beneficially own more than 5% of LecTec's common stock, each of its directors, each of its executive officers named in the Summary Compensation Table above and all of its directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of February 28, 2006 are considered outstanding. The column entitled "Number of Shares Beneficially Owned" includes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days of February 28, 2006. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of February 28, 2006 is listed separately under the column entitled "Number of Shares Underlying Options Beneficially Owned." Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 4,148,998 shares of common stock outstanding on February 28, 2006. The address of each director and executive officer named below is the same as that of the Company.

                                              NUMBER OF
                                               SHARES       NUMBER OF SHARES
                                            BENEFICIALLY   UNDERLYING OPTIONS   PERCENT OF SHARES
NAME                                            OWNED      BENEFICIALLY OWNED      OUTSTANDING
----                                        ------------   ------------------   -----------------
Lee M. Berlin (1)                              424,759            19,000              10.19%
Alan C. Hymes, M.D                             418,373            19,000              10.04%
Judd A. Berlin                                 137,145                --               3.31%
C. Andrew Rollwagen                                 --                --                 --
Timothy P. Fitzgerald                           79,325            75,000               1.88%
All directors and executive officers as a
   group (4 persons)                           634,843           113,000              14.90%

----------
(1) Lee M Berlin shares include 75,605 shares owned by Mr. Berlin's wife. Mr. Berlin's address is 1700 Lexington Avenue, St. Paul, MN 55118

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS

                                                                       Method of
                                                                         Filing
                                                                       ---------
   3.01   Articles of Incorporation of LecTec Corporation, as
          amended                                                          (1)
   3.02   Bylaws of LecTec Corporation                                     (1)
  10.01   Certificate of Secretary pertaining to Resolution of Board of Directors of LecTec Corporation, dated October 30,
          1986, implementing a Profit Sharing Bonus Plan                   (1)
**10.02   LecTec Corporation 1989 Stock Option Plan                        (2)
**10.03   LecTec Corporation 1991 Directors' Stock Option Plan             (2)
**10.04   LecTec Corporation 1998 Stock Option Plan                        (3)
**10.05   LecTec Corporation 1998 Directors' Stock Option Plan             (3)
**10.06   LecTec Corporation 2001 Stock Option Plan                        (4)
  10.07   Sale Leaseback Agreement By and Between LecTec Corporation
          and Larry Hopfenspirger, dated February 25, 2003.                (5)
  10.08   Office/warehouse lease dated May 23, 2003, by and between
          SMD Lincoln Investments LLC and LecTec Corporation.              (6)
 *10.09   Supply and License Agreement By and Between LecTec
          Corporation and Novartis Consumer Health, Inc. executed on
          July 19, 2004 and effective as of January 1, 2004.               (7)
  10.10   Promissory Note By and Between LecTec Corporation and
          Novartis Consumer Health, Inc. executed on July 19, 2004
          and effective as of January 1, 2004.                             (7)
  10.11   Security Agreement By and Between LecTec Corporation and
          Novartis Consumer Health, Inc. executed on July 19, 2004
          and effective as of January 1, 2004.                             (7)
  10.12   General Terms and Conditions for the Purchase of Capital
          Equipment dated as of December 2, 2004 between Novartis
          Consumer Health, Inc. and LecTec Corporation.                    (8)
**10.13   Separation Agreement dated December 28, 2004 by and
          between LecTec Corporation and Timothy P. Fitzgerald.            (9)
  23.01   Consent of Lurie Besikof Lapidus & Company, LLP                 (10)
  24.01   Power of Attorney                                               (11)
  31.01   Certification of Principal Executive Officer                    (10)
  31.02   Certification of Principal Financial Officer                    (10)
  32.01   Chief Executive Officer Certification Pursuant to 18
          U.S.C. 1350, as adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.                                     (10)
  99.01   Cautionary Statements                                           (10)

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

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on December 30, 2004.

(9) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(10) Filed herewith.

(11) Included on signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth information concerning fees and services billed or expected to be billed by the Company's principal outside accountant, Lurie Besikof Lapidus & Company, LLP for 2005 and 2004:

                           2005      2004         NATURE OF SERVICES PROVIDED
                         -------   -------      -------------------------------
Audit fees               $32,000   $37,000      Audits and quarterly reviews of
                                                financial statements of the
                                                Company
Audit-related fees             -         -

Tax fees                   7,500     7,500      Tax return preparation and
                                                research
All other fees             8,685    10,160      Expenses related to SEC Comment
                         -------   -------      Letter resolution and amended
                                                SEC filing, agreement reviews,
                                                and discontinued operations
                                                issues
                         $48,185   $54,660
                         =======   =======

     Because of the Company's size, complexity, financial condition and prospects, the Audit Committee is apprised of and approves all fees for audit and tax services provided by the Company's outside accountants.

     All audit fees and tax preparation fees were approved by the Audit Committee of the Board of Directors.

     The Audit Committee has considered whether non-audit services provided by the outside accountant during 2005 and 2004 were compatible with maintaining the outside accountants' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2006.

                                        LECTEC CORPORATION


                                        /s/ Alan C. Hymes, M.D.
                                        ----------------------------------------
                                        Alan C. Hymes, M.D.
                                        Chief Executive Officer

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


/s/ Alan C. Hymes, M.D.                 March 20, 2006
-------------------------------------
Alan C. Hymes, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)


/s/ Judd A. Berlin                      March 20, 2006
-------------------------------------
Judd A. Berlin
Director


/s/ C. Andrew Rollwagen                 March 20, 2006
-------------------------------------
C. Andrew Rollwagen
Director

                                  EXHIBIT INDEX

Exhibit No.
-----------
    3.01      Articles of Incorporation of Registrant, as amended (Note 1).

    3.02      Bylaws of Registrant (Note 1).

   10.01 Certificate of Secretary pertaining to Resolution of Board of Directors of LecTec Corporation dated October 30, 1986, implementing a Profit Sharing Bonus Plan (Note 1).

** 10.02      LecTec Corporation 1989 Stock Option Plan (Note 2).

** 10.03      LecTec Corporation 1991 Directors' Stock Option Plan (Note 2).

** 10.04      LecTec Corporation 1998 Stock Option Plan (Note 3).

** 10.05      LecTec Corporation 1998 Directors' Stock Option Plan (Note 3).

** 10.06      LecTec Corporation 2001 Stock Option Plan (Note 4).

   10.07      Sale Leaseback Agreement By and Between LecTec Corporation and
              Larry Hopfenspirger, dated February 25, 2003 (Note 5).

   10.08      Office/warehouse lease May 23, 2003, by and between SMD Lincoln
              Investments LLC and LecTec Corporation (Note 6).

  *10.09      Supply and License Agreement By and Between LecTec Corporation and
              Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

   10.10      Promissory Note By and Between LecTec Corporation and Novartis
              Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

   10.11      Security Agreement By and Between LecTec Corporation and Novartis
              Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

   10.12 General Terms and Conditions for the Purchase of Capital Equipment dated as of December 2, 2004 between Novartis Consumer Health,
              Inc. and LecTec Corporation (Note 8).

** 10.13      Separation Agreement dated December 28, 2004 by and between LecTec
              Corporation and Timothy P. Fitzgerald (Note 9).

   23.01      Consent of Lurie Besikof Lapidus & Company, LLP (Note 10).

   24.01      Power of Attorney (Note 11).

   31.01      Certification of Principal Executive Officer (Note 10).

   31.02      Certification of Principal Financial Officer (Note 10).

   32.01 Chief Executive Officer Certification Pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Note 10).

   99.01      Cautionary Statements (Note 10).

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

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on December 30, 2004.

(9) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(10) Filed herewith.

(11) Included on signature page.