Form 10QSB
period 2006-03-31
LECTEC CORP /MN/
filed 2006-05-15
CIK 805928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ to______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                     41-1301878
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

5610 Lincoln Drive, Edina, Minnesota                     55436
----------------------------------------          -------------------
(Address of principal executive offices)               (Zip Code)

                                 (952) 933-2291
                          ----------------------------
                          (Issuer's telephone number)

                                 Not Applicable
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed from last report)

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

Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock as of May 12, 2006 was 4,148,998 shares.

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

                               LECTEC CORPORATION

      REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited)       I-1

Item 2. Management's Discussion and Analysis or Plan of Operation.............................       I-7

Item 3. Controls and Procedures...............................................................       I-9

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................      II-1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........................      II-1

Item 3. Defaults Upon Senior Securities.......................................................      II-1

Item 4. Submission of Matters to a Vote of Security Holders...................................      II-1

Item 5. Other Information.....................................................................      II-1

Item 6. Exhibits..............................................................................      II-1

        Signature Page........................................................................      II-2

      FORWARD-LOOKING STATEMENTS

      From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends", "will", "may", "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties, which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on royalty payments from Novartis Consumer Health, Inc. ("Novartis") and on key personnel, the success or failure of any attempt by the Company to protect or enforce its patents, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the "Cautionary Statements" filed as
Exhibit 99.01 to Form 10-KSB for the year ended December 31, 2005.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                   March 31,      December 31,
                                                                                     2006             2005
                                                                                  ------------    ------------
                                                                                  (Unaudited)
 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,430,446    $  1,310,578
   Royalty receivable                                                                   89,390         214,906
   Prepaid expenses and other                                                           55,095          66,735
                                                                                  ------------    ------------
                Total current assets                                                 1,574,931       1,592,219

OTHER ASSETS:
   Patent costs                                                                         83,912          90,651
   Prepaid insurance - director and officer                                            131,815         141,955
                                                                                  ------------    ------------
                                                                                       215,727         232,606
                                                                                  ------------    ------------
                                                                                  $  1,790,658    $  1,824,825
                                                                                  ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $     14,448    $     10,495
   Accrued expenses                                                                     65,468          52,015
   Discontinued operations                                                              98,350          98,350
                                                                                  ------------    ------------
                Total current liabilities                                              178,266         160,860
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                                -               -

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares authorized; 4,148,998 shares
      issued and outstanding at March 31, 2006 and December 31, 2005                    41,490          41,490
   Additional contributed capital                                                   11,847,536      11,847,536
   Accumulated deficit                                                             (10,276,634)    (10,225,061)
                                                                                  ------------    ------------
                                                                                     1,612,392       1,663,965
                                                                                  ------------    ------------

                                                                                  $  1,790,658    $  1,824,825
                                                                                  ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       2006             2005
                                                   ------------    ------------
CONTINUING OPERATIONS:
     Revenue - royalty and licensing income        $     92,277    $     81,296
     Operating expenses                                 143,850         459,607
                                                   ------------    ------------
     Loss from continuing operations                    (51,573)       (378,311)
                                                   ------------    ------------

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                        -        (209,936)
                                                   ------------    ------------

Net loss                                           $    (51,573)   $   (588,247)
                                                   ============    ============

Weighted average common shares outstanding:
   Basic and diluted                                  4,148,998       4,089,399

Loss per share:
   Basic and diluted -
      Continuing operations                        $      (0.01)   $      (0.09)
      Discontinued operations                                 -           (0.05)
                                                   ------------    ------------
       Total                                       $      (0.01)   $      (0.14)
                                                   ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months ended March 31,
                                                                              2006              2005
                                                                           ------------     ------------
                                                                                            Revised (1)
Cash flows from operating activities:
   Net loss                                                                $    (51,573)    $   (588,247)
   Discontinued operations, net of tax                                                -          209,936
                                                                           ------------     ------------
       Loss from continuing operations, net of tax                              (51,573)        (378,311)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
       Compensation expense related to stock options                                  -           53,200
       Amortization                                                               6,739            4,422
  Changes in operating assets and liabilities of continuing operations:
       Royalty receivable                                                       125,516          (81,296)
       Prepaid expenses and other                                                21,780           50,932
       Accounts payable                                                           3,953           29,086
       Accrued expenses                                                          13,453         (140,161)
                                                                           ------------     ------------
       Net cash provided by (used in) operating activities from
       continuing operations                                                    119,868         (462,128)
                                                                           ------------     ------------

Cash flows from financing activities from continuing operations:
   Payment of cash dividend                                                           -         (246,824)
   Proceeds from exercises of stock options                                           -            6,447
   Repayment of long-term obligations                                                 -           (1,233)
                                                                           ------------     ------------
       Net cash used in financing activities from
       continuing operations                                                          -         (241,610)
                                                                           ------------     ------------

Discontinued operations:
   Used in operating activities                                                       -         (131,616)
   Provided by investing activities                                                   -           64,652
   Provided by financing activities                                                   -           82,970
                                                                           ------------     ------------
       Net cash provided by discontinued operations                                   -           16,006
                                                                           ------------     ------------

       Net increase (decrease) in cash and cash equivalents                     119,868         (687,732)

Cash and cash equivalents - beginning of period                               1,310,578        2,239,318
                                                                           ------------     ------------
Cash and cash equivalents - end of period                                  $  1,430,446     $  1,551,586
                                                                           ============     ============

-----------
(1) The Company revised the statement of cash flows for the quarter ended March 31, 2005 to present cash flows from discontinued operations for each of the operating, investing and financing activities. Previously, the components were not broken out separately.

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

(1) GENERAL

      The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.

(2) BUSINESS SUMMARY AND CRITICAL ACCOUNTING POLICIES

    BUSINESS SUMMARY

      The Company is an intellectual property licensing and holding company. The Company receives royalties and licensing fees from licensing agreements pertaining to the Company's patents. The Company has one licensing agreement ("Novartis Agreement" or "Agreement") with Novartis, which pays royalties to the Company from time to time (usually quarterly), based upon a percentage of Novartis net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches which were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. See the discussion under "Novartis Licensing and Supply Agreement" in Note 5 of Notes to Condensed Financial Statements for a description of the agreement with Novartis.

    CRITICAL ACCOUNTING POLICIES

      Some of the Company's most critical accounting policies include:

      Revenue Recognition. Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured.

      Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no impairment exists at March 31, 2006.

      Royalty Receivable (Continuing Operations). The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement. At March 31, 2006, the Company had an outstanding royalty receivable with Novartis of $89,390. Management believes, based upon past experience, that all amounts outstanding are fully collectible.

      Accounting for Discontinued Operations. The Company exited from manufacturing operations of topical patches and sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets by December 31, 2004. The operations and cash flows of the contract manufacturing operations has been eliminated from the ongoing operations as a result of the sale transaction. The Company does not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's balance sheets, statements of operations, and cash flows under the requirements of Statement of Financial Accounting Standard ("SFAS") No. 144 as discontinued operations are appropriate.

      The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that are allocated between continuing operations and discontinued operations.

      Stock-Based Compensation. In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective termination dates (but not longer than the options normal expiration date, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to this modification to the exercise period. Normally these options would have expired 90 days from the employee's termination date. Because of this modification to the exercise period of these options for these former employees, the Company recorded compensation expense of $99,957 for the first quarter ended March 31, 2005.

      Prior to January 31, 2006, the Company utilized the intrinsic value method of accounting for stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, and no compensation cost related to stock option grants was reflected in the net loss for the three months ended March 31, 2006 and 2005

      Had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation", the March 31, 2005 net loss and net loss per common share would not be materially different.

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company was required to apply SFAS No. 123(R) effective January 1, 2006. Thus, the Company's financial statements will reflect the cost for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service had not been rendered as of that date, based on the grant date estimated fair value.

      All of the Company's options were fully vested as of December 31, 2005 and there were no new grants, or modifications to existing grants, during the three months ended March 31, 2006. Therefore, the adoption of SFAS No, 123(R) had no impact on the Company's financial statements.

(3) NET LOSS PER COMMON SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options and warrants to purchase 471,250 and 632,750 shares of common stock with a weighted average exercise price of $2.02 and $2.00 were outstanding as of March 31, 2006 and 2005, respectively. Because the Company had a loss from continuing operations during the three months ended March 31, 2006 and 2005, those shares were excluded from the net loss per share computations because they were antidilutive.

(4) INCOME TAXES

      The provision for income tax benefits for the three months ended March 31, 2006 and 2005, was offset principally by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three months ended March 31, 2006 and 2005,as the realization of such benefits is not reasonably assured.

(5) NOVARTIS LICENSING AND SUPPLY AGREEMENT

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

      Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement for a fee of $1,065,000, which was paid to the Company by Novartis as follows: (1) release of $250,000 in promissory note debt as of the date of the Agreement, (2) payment of $407,500 in cash in July 2004, and (3) payment of $407,500 in cash in September 2004. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law (14 years). Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis was required by the Agreement to pay royalties, at an agreed upon percentage, to the Company, based upon the net semi-annual or quarterly sales of vapor patches by Novartis for each year the License is in effect.

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

(6) DISCONTINUED OPERATIONS

      There were no assets of discontinued operations at March 31, 2006 or December 31, 2005. However, the Company has immaterial fully depreciated assets on hand that may be sold from time to time. Liabilities of discontinued operations at March 31, 2006 and December 31, 2005, consisted of a $98,350 reserve for sales returns and credits related to previous sales to customers of products that the Company produced before the Company ceased its manufacturing operations. Included in the loss from discontinued operations for the three months ended March 31, 2005 was a $64,622 gain on the sale of fully depreciated property and equipment related to discontinued operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      In July 2004, management determined that the Company would wind down and cease its contract manufacturing operations by December 31, 2004. Because of this, the past and future financial results related to contract manufacturing have been treated as discontinued operations for financial reporting purposes. Continuing operations consist of operations related to the surviving intellectual property licensing and holding company. The Company accounts for its discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, results of operations and the related charges for discontinued operations have been classified as "Loss from discontinued operations" in the accompanying Condensed Statements of Operations. Assets and liabilities of the discontinued operations have been classified and reflected on the accompanying Balance Sheets as "Discontinued operations".

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

RESULTS OF CONTINUING OPERATIONS

      The Company recorded royalty income of $92,277 during the first quarter ended March 31, 2006, compared to royalty income of $81,296 for the same quarter of 2005. The 13.5% improvement in royalty income for the quarter ended March 31, 2006 over the comparable quarter of 2005 is attributable to increased sales by Novartis of licensed products under the Novartis Agreement.

      The Company recorded a net loss from continuing operations of $(51,573), or $(0.01) per basic and diluted share, for the first quarter of 2006 compared to a net loss from continuing operations of $(378,311), or $(0.09) per basic and diluted share, for the first quarter of 2005. The decrease in net loss from continuing operations for the first quarter of 2006 compared to the same quarter of 2005, was primarily due to a reduction in general operating expenses including rent, insurance, labor, utilities and administrative costs, in conjunction with an increase in royalty income over the comparable quarter of 2005, from the Novartis Agreement.

RESULTS OF DISCONTINUED OPERATIONS

      There was no loss from discontinued operations for the quarter ended March 31, 2006, compared to a loss from discontinued operations of $(209,936) or $(0.05) per basic and diluted share for the same period in 2005. There were no sales from discontinued operations for the first quarter of 2006 or 2005. The loss from discontinued operations for the first quarter of 2005 was attributable to the wind down of manufacturing operations that is discussed in Note 5 of Notes to Condensed Financial Statements.

NET RESULTS OF OPERATIONS

      The net loss for the three months ended March 31, 2006 was $(51,573), or $(0.01) per basic and diluted share, compared to a net loss of $(588,247), or $(0.14) per basic and diluted share for the three months ended March 31, 2005. The overall improvement in results of operations for the quarter ended March 31, 2006 over the same period in the prior year is primarily due to the reasons stated above.

INCOME TAXES

      The provision for income tax benefits for the first quarter of 2006 and 2005 was offset principally by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the first quarter of 2006 and 2005, as the realization of such benefits is not reasonably assured.

EFFECT OF INFLATION

      Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $119,868 during the first three months of 2006 to $1,430,446 at March 31, 2006, from cash and cash equivalents of $1,310,578 at December 31, 2005. The increase in cash and cash equivalents during the first three months of 2006 from the end of 2005, was due to cash generated from continuing operations, primarily related to cash received under the Novartis Agreement, coupled with a general reduction in operating expenses related to continuing operations.

      During the first three months of 2006, the Company collected $217,793 in royalty income under the Novartis Agreement, compared to royalty income collected of $176,283 during the comparable quarter of 2005, which was related to fourth quarter sales by Novartis of products covered under the Agreement for 2005 and 2004, respectively. There were no material commitments for capital expenditures at March 31, 2006.

      The Company had working capital of $1,396,665 and a current ratio of 8.83% at March 31, 2006 compared to working capital of $1,431,359 and a current ratio of 9.90% at December 31, 2005. The decrease in working capital of $34,694 during the first three months of 2006 was primarily due to the net loss of the Company during the first quarter ended March 31, 2006.

      Shareholders' equity decreased to $1,612,392 at March 31, 2006 from $1,663,965 at December 31, 2005, due to the net loss for the three months ended March 31, 2006.

      The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2006. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2006. The Company's working capital requirements are dependent upon adequate levels of royalty and licensing income to fund continuing operations. Royalty income is uncertain because it is subject to factors that the Company cannot control. Such factors include, but are not limited to, seasonality of the product, marketing efforts by Novartis, markets Novartis enters the product into, and other factors which can cause fluctuations in the amount of royalty income the Company earns. There can be no assurance because of these uncertainties that future royalty income will be sufficient to fund continuing operations. The royalty income of $92,277 recorded during the first quarter ended March 31, 2006 was based upon information provided by Novartis. There can be no assurance that this result will be indicative of results for the full year. Furthermore, future royalties and licensing income the Company anticipates earning is dependent on the success of the product in the marketplace by Novartis and other firms or individuals with whom the Company may enter into licensing agreements. Additionally, the Company does not presently have any other financing resources in place from which it can borrow or obtain additional working capital.

CRITICAL ACCOUNTING POLICIES

      Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended March 31, 2006 and 2005. The critical accounting policies appear in Note 2 of Notes to Consolidated Financial Statements in this Form 10-QSB.

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

      During the three months ended March 31, 2006, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      On May 9, 2006, the Company entered into a sublease agreement (the "Sublease Agreement") with The Furniture Source (the "Sublessee") relating to approximately 7,000 square feet in the Company's building in Edina, Minnesota (the "Subleased Space"). Pursuant to the Sublease Agreement, the Company agreed to sublet the Subleased Space to the Sublessee for storage purposes from May 15, 2006 through April 30, 2008 for a monthly fee of $3,000. In addition, the Sublessee paid the Company a refundable security deposit of $4,500. If the Sublessee stays in the Subleased Space beyond April 30, 2008, then the monthly rent will increase to $4,500 per month and all other terms of the Sublease Agreement will remain the same. Under the terms of the Sublease Agreement, the Sublessee may not assign its interest in the Sublease Agreement. A copy of the Sublease Agreement is attached as Exhibit 10.01 to this Form 10-QSB.


ITEM 6 - EXHIBITS


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

  10.01         Sub-Lease Agreement By and Between LecTec Corporation and The
                Furniture Source executed on May 10, 2006, filed herewith.

  31.01         Certification of Principal Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  31.02         Certification of Principal Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  32.01         Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  99.01 Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2005).

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LECTEC CORPORATION

Date May 12, 2006                         By /s/  Alan C. Hymes, M.D.
                                          ---------------------------
                                          Alan C. Hymes, M.D.
                                          Chief Executive Officer & Director
                                          (principal financial officer and duly
                                          authorized officer)

                                  EXHIBIT INDEX

Exhibit No.                            Description
-----------     -------------------------------------------------------------
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

  10.01         Sub-Lease Agreement By and Between LecTec Corporation and The
                Furniture Source executed on May 10, 2006, filed herewith.

  31.01         Certification of Principal Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  31.02         Certification of Principle Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  32.01         Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  99.01 Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2005).