Form 10QSB
period 2006-06-30
LECTEC CORP /MN/
filed 2006-08-14
CIK 805928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ to______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Minnesota                                      41-1301878
---------------------------------------              --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 5610 Lincoln Drive, Edina, Minnesota                       55436
----------------------------------------             --------------------
(Address of principal executive offices)                  (Zip Code)

                                 (952) 933-2291
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock as of August 14, 2006 was 4,148,998 shares.

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

                               LECTEC CORPORATION

       REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited)     I-1

Item 2.   Management's Discussion and Analysis or Plan of Operation.............................     I-8

Item 3.   Controls and Procedures...............................................................    I-10

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

Item 4.   Submission of Matters to a Vote of Security Holders...................................    II-1

Item 5.   Other Information.....................................................................    II-1

Item 6.   Exhibits..............................................................................    II-1

          Signature Page........................................................................    II-2

      FORWARD-LOOKING STATEMENTS

      From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes," "expects," "anticipates," "intends," "will," "may," "should" or similar expressions. Such forward-looking statements are subject to risks and uncertainties, which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on royalty payments from Novartis Consumer Health, Inc. ("Novartis"), which is not currently selling the Company's licensed product, the Company's dependence on key personnel, the success or failure of any attempt by the Company to protect or enforce its patents, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the "Cautionary Statements" filed as
Exhibit 99.01 to Form 10-KSB for the year ended December 31, 2005.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                           June 30,             December 31,
                                                             2006                    2005
                                                        -------------          --------------
                                                         (Unaudited)
       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $   1,445,630          $    1,310,578
   Royalty receivable                                               -                 214,906
   Prepaid expenses and other                                  56,594                  66,735
                                                        -------------          --------------
                  Total current assets                      1,502,224               1,592,219

OTHER ASSETS:
   Patent costs                                                77,530                  90,651
   Prepaid insurance - director and officer                   121,676                 141,955
                                                        -------------          --------------
                                                              199,206                 232,606
                                                        -------------          --------------
                                                        $   1,701,430          $    1,824,825
                                                        =============          ==============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                     $      28,145          $       10,495
   Accrued expenses                                            68,605                  52,015
   Discontinued operations                                     98,350                  98,350
                                                        -------------          --------------
                  Total current liabilities                   195,100                 160,860
                                                        -------------          --------------

COMMITMENTS AND CONTINGENCIES                                       -                       -

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 4,148,998 shares
      issued and outstanding at June 30, 2006
      and December 31, 2005                                    41,490                  41,490
   Additional contributed capital                          11,847,536              11,847,536
   Accumulated deficit                                    (10,382,696)            (10,225,061)
                                                        -------------          --------------
                                                            1,506,330               1,663,965
                                                        -------------          --------------

                                                        $   1,701,430          $    1,824,825
                                                        =============          ==============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                   2006            2005          2006           2005
                                                -----------     -----------   ----------     ----------
CONTINUING OPERATIONS:
     Revenue - royalty and licensing income     $         -     $    39,182   $   92,277     $  120,478
     Operating expenses                             106,062         105,835      249,912        565,442
                                                -----------     -----------   ----------     ----------
     Loss from continuing operations               (106,062)        (66,653)    (157,635)      (444,964)
                                                -----------     -----------   ----------     ----------

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                    -         (15,666)           -       (225,602)
                                                -----------     -----------   ----------     ----------

Net loss                                        $  (106,062)    $   (82,319)  $ (157,635)    $ (670,566)
                                                ===========     ===========   ==========     ==========

Weighted average common shares outstanding:
     Basic and diluted                            4,148,998       4,148,723    4,148,998      4,119,228
                                                ===========     ===========   ==========     ==========

Loss per common share - basic and diluted:
     Continuing operations                      $     (0.03)    $     (0.02)  $    (0.04)    $    (0.11)
     Discontinued operations                           0.00            0.00         0.00          (0.05)
                                                -----------     -----------   ----------     ----------
     Total                                      $     (0.03)    $     (0.02)  $    (0.04)    $    (0.16)
                                                ===========     ===========   ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months ended June 30,
                                                                               2006             2005
                                                                           -------------   -------------
                                                                                            Revised (1)
Cash flows from operating activities:
   Net loss                                                                $    (157,635)  $    (670,566)
   Discontinued operations, net of tax                                                 -         225,602
                                                                           -------------   -------------
        Loss from continuing operations, net of tax                             (157,635)       (444,964)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
        Compensation expense related to stock options                                  -          38,200
        Amortization                                                              13,121           8,926
   Changes in operating assets and liabilities of continuing operations:
        Royalty receivable                                                       214,906         (39,182)
        Prepaid expenses and other                                                30,420          95,000
        Accounts payable                                                          17,650           4,377
        Accrued expenses                                                          16,590        (162,633)
                                                                           -------------   -------------

        Net cash provided by (used in) operating activities from
        continuing operations                                                    135,052        (500,276)
                                                                           -------------   -------------

Cash flows from financing activities from continuing operations:
   Payment of cash dividend                                                            -        (246,824)
   Proceeds from exercises of stock options                                            -           6,447
   Repayment of long-term obligations                                                  -          (2,525)
                                                                           -------------   -------------

        Net cash used in financing activities from
        continuing operations                                                          -        (242,902)
                                                                           -------------   -------------

Discontinued operations:
   Used in operating activities                                                        -        (169,697)
   Provided by investing activities                                                    -          67,352
   Provided by financing activities                                                    -          83,780
                                                                           -------------   -------------
        Net cash used in discontinued operations                                       -         (18,565)
                                                                           -------------   -------------

        Net increase (decrease) in cash and cash equivalents                     135,052        (761,743)

Cash and cash equivalents - beginning of period                                1,310,578       2,239,318
                                                                           -------------   -------------
Cash and cash equivalents - end of period                                  $   1,445,630   $   1,477,575
                                                                           =============   =============

(1) The Company revised the statement of cash flows for the six months ended June 30, 2005 to present cash flows from discontinued operations for each of the operating, investing and financing activities. Previously, the components were not broken out separately.

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

(1)   GENERAL

            The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The interim condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.

(2)   BUSINESS SUMMARY AND CRITICAL ACCOUNTING POLICIES

      BUSINESS SUMMARY

            The Company is an intellectual property licensing and holding company. The Company receives royalties and licensing fees from licensing agreements pertaining to the Company's patents. The Company has one licensing agreement ("Novartis Agreement" or "Agreement") with Novartis, which pays royalties to the Company from time to time (usually quarterly), based upon a percentage of Novartis net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches which were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. See the discussion under "Novartis Licensing and Supply Agreement" in Note 5.

            In June 2006, Novartis issued a recall of all of its Triaminic(R) vapor patch product in the United States. See "Novartis Product Recall" (Note
6).

      CRITICAL ACCOUNTING POLICIES

            Some of the Company's most critical accounting policies include:

            Revenue Recognition. Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured.

            Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no impairment existed at June 30, 2006.

            Royalty Receivable (Continuing Operations). The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement. At June 30, 2006, the Company did not have an outstanding royalty receivable with Novartis due to a voluntary recall of licensed products of the Company by Novartis. The Company believes it has earned a royalty for the second quarter ended June 30, 2006 irrespective of the recall but has not recorded the royalties given the uncertainty related to its collectibility as a result of the recall.

            Accounting for Discontinued Operations. The Company exited from manufacturing operations of topical patches and sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets by December 31, 2004. The operations and cash flows of the contract manufacturing operations have been eliminated from the ongoing operations as a result of the sale transaction. The Company does not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's balance sheets, statements of operations, and cash flows under the requirements of Statement of Financial Accounting Standard ("SFAS") No. 144 as discontinued operations are appropriate.

            The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that are allocated between continuing operations and discontinued operations.

            Stock-Based Compensation. In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective termination dates (but not longer than the options normal expiration date, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to this modification to the exercise period. Normally these options would have expired 90 days from the employee's termination date. Because of this modification to the exercise period of these options for those former employees, the Company recorded compensation expense of $99,957 for the first quarter ended March 31, 2005.

            Prior to January 1, 2006, the Company utilized the intrinsic value method of accounting for stock-based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, and no compensation cost related to stock option grants was reflected in the net loss for the three and six months ended June 30, 2006 and 2005.

            Had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the net loss and net loss per common share for the three and six months ended June 30, 2005 would not be materially different.

            In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company was required to apply SFAS No. 123(R) effective January 1, 2006. Thus, the Company's financial statements reflect the cost for
(a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service had not been rendered as of that date, based on the grant date estimated fair value.

            All of the Company's options were fully vested as of December 31, 2005 and there were no new grants, or modifications to existing grants, during the three and six months ended June 30, 2006. Therefore, the adoption of SFAS No, 123(R) had no impact on the Company's financial statements.

(3)   NET LOSS PER COMMON SHARE

            Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

            Common stock options and warrants to purchase 421,250 and 446,250 shares of common stock with a weighted average exercise price of $2.02 and $2.02 were outstanding during the three and six months ended June 30, 2006, respectively. Common stock options and warrants to purchase 598,250 and 615,500 shares of common stock with a weighted average exercise price of $1.95 and $1.97 were outstanding during the three and six months ended June 30, 2005, respectively. Because the Company had a loss from continuing operations during the three and six months ended June 30, 2006 and 2005, those options and warrants were excluded from the net loss per share computations because they were antidilutive.

(4)   INCOME TAXES

            The provision for income tax benefits for the three and six months ended June 30, 2006 and 2005, was offset principally by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and six months ended June 30, 2006 and 2005, as the realization of such benefits is not reasonably assured.

(5)   NOVARTIS LICENSING AND SUPPLY AGREEMENT

            On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The note was repaid by the Company by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement. However, there can be no assurance that Novartis is obligated or will enter the adult market under the terms of the Agreement.

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

(6)   NOVARTIS PRODUCT RECALL

            On June 21, 2006, the Company issued a press release noting that Novartis had issued a recall of all of its Triaminic(R) Vapor Patch product in the United States. Royalties received by the Company from Novartis based on sales of this patch represented substantially all of the Company's revenues in fiscal year 2005 and the first quarter of 2006. As a result of this development, unless and until Novartis reintroduces this patch product or the Company develops another source of revenue, the Company will have no immediate source of revenue.

            In a press release issued by Novartis, Novartis explained that the recall was "due to the serious adverse health effects that could result if the product is ingested by the child removing the patch and chewing on it." At the same time that Novartis announced this voluntary recall, the U. S. Food and Drug Administration issued a release warning consumers "not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children."

            According to news reports, the recall was triggered by an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company. A representative of Novartis also indicated that no decision had yet been made whether to reintroduce the product in certain markets, although the vapor patches would not be reintroduced for use with young children.

            The Board of Directors and management of the Company are currently assessing the Company's position and strategy in light of this new development.

(7)   DISCONTINUED OPERATIONS

            There were no assets of discontinued operations at June 30, 2006 or December 31, 2005. However, the Company has immaterial fully depreciated assets on hand that may be sold from time to time. Liabilities of discontinued operations at June 30, 2006 and December 31, 2005, consisted of a $98,350 reserve for sales returns and credits related to previous sales to customers of products that the Company produced before the Company ceased its manufacturing operations. Included in the loss from discontinued operations for the three and six months ended June 30, 2005 was a gain of $2,730 and $67,352, respectively, on the sale of fully depreciated property and equipment related to discontinued operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      In July 2004, management determined that the Company would wind down and cease its contract manufacturing operations by December 31, 2004. Because of this, the past and future financial results related to contract manufacturing have been treated as discontinued operations for financial reporting purposes. Continuing operations consist of operations related to the surviving intellectual property licensing and holding company. The Company accounts for its discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of operations and the related charges for discontinued operations have been classified as "Loss from discontinued operations" in the accompanying Condensed Statements of Operations. Assets and liabilities of the discontinued operations have been classified and reflected on the accompanying Balance Sheets as "Discontinued operations."

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

RESULTS OF CONTINUING OPERATIONS

      The Company recorded royalty income of $0 and $92,637 during the three and six months ended June 30, 2006, respectively, related to its licensing Agreement with Novartis. The decrease in royalty income for the quarter ended June 30, 2006 from the comparable quarter of 2005 is attributable to Novartis' nationwide voluntary recall of its Triaminic(R) Vapor Patch product in the United States during June 2006. The Company decided not to record royalty income for the second quarter of 2006 pending further discussion with Novartis regarding whether the Agreement permits recalled product to be netted against royalty income earned during the second quarter of 2006. The Company recorded royalty income of $39,183 and $120,478 during the three and six months ended June 30, 2005, respectively.

      For the second quarter ended June 30, 2006, the Company recorded a net loss from continuing operations of $(106,062), or $(0.03) per basic and diluted share, compared to a net loss from continuing operations of $(66,653), or $(0.02) per basic and diluted share, for the same quarter in 2005. For the six months ended June 30, 2006, the Company recorded a net loss from continuing operations of $(157,635), or $(0.04) per basic and diluted share, compared to a net loss from continuing operations of $(444,964), or $(0.11) per basic and diluted share, for the same period in the 2005. The increase in net loss from continuing operations for the three month period ended June 30, 2006 from the comparable period in 2005 is due to the non-recognition of royalty income during the second quarter of 2006 as a result of the Novartis recall. The decrease in net loss from continuing operations for the six months ended June 30, 2006 from the comparable period in 2005 is due primarily to reductions in general operating expenses for 2006, partially offset by a reduction in royalty income during the second quarter of 2006.

RESULTS OF DISCONTINUED OPERATIONS

      There was no loss from discontinued operations for the three and six month periods ended June 30, 2006. The loss from discontinued operations for the second quarter ended June 30, 2005 was $(15,666), or $(0.00) per basic and diluted share. For the six months ended June 30, 2005, the loss from discontinued operations was $(225,602), or $(0.05) per basic and diluted share. The loss from discontinued operations for the three and six month periods ended June 30, 2005, was attributable to the wind down of the Company's manufacturing operations.

NET RESULTS OF OPERATIONS

      The net loss for the second quarter ended June 30, 2006 was $(106,062), or $(0.03) per basic and diluted share, compared to a net loss of $(82,319), or $(0.02) per basic and diluted share for the same period in 2005. The increase in net loss is primarily attributable to the non-recognition of royalty income during the second quarter ended June 30, 2006 compared to the same quarter of 2005. For the six months ended June 30, 2006, the net loss was $(157,635), or $(0.04) per basic and diluted share, compared to a net loss of $(670,566), or $(0.16) per basic and diluted share for the same period in 2005. The decline in net loss for the six month period ended June 30, 2006 from the same period in the prior year is primarily due to the reasons stated above.

INCOME TAXES

      The provision for income tax benefits for the three and six months ended June 30, 2006 and 2005 was offset principally by a valuation allowance for deferred taxes. No federal or state income taxes were provided for the three and six months ended June 30, 2006 and 2005, as the realization of such benefits is not reasonably assured.

EFFECT OF INFLATION

      Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $135,052 during the first six months of 2006 to $1,445,630 at June 30, 2006. The increase in cash and cash equivalents during the six months ended June 30, 2006 from the end of 2005, was due to cash generated from continuing operations, primarily related to cash received under the Novartis Agreement, coupled with a general reduction in operating expenses related to continuing operations.

      During the first six months of 2006, the Company received $217,793 in royalty income under the Novartis Agreement, compared to royalty income collected of $81,296 during the comparable period of 2005, which was related to fourth quarter and first quarter sales by Novartis of products covered under the Agreement for 2006 and 2005, respectively. There were no material commitments for capital expenditures at June 30, 2006.

      The Company had working capital of $1,307,124 and a current ratio of 7.70 at June 30, 2006 compared to working capital of $1,431,359 and a current ratio of 9.90 at December 31, 2005. The decrease in working capital of $124,235 during the six months of 2006 was primarily due to the net loss of the Company during the six months ended June 30, 2006.

      Shareholders' equity decreased to $1,506,330 at June 30, 2006 from $1,663,965 at December 31, 2005, due to the net loss for six months ended June 30, 2006.

      The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2006. However, cash and cash equivalents may not be sufficient to fund continuing operations beyond 2006. The Company's working capital requirements are dependent upon adequate levels of royalty and licensing income to fund continuing operations. Royalty income is uncertain because it is subject to factors that the Company cannot control. Such factors include, but are not limited to, seasonality of the product, marketing efforts by Novartis, markets Novartis enters the product into, product recalls and other factors which can cause fluctuations in the amount of royalty income the Company earns. There can be no assurance because of these uncertainties that future royalty income will be earned or sufficient to fund continuing operations. The royalty income of $92,277 recorded during the six months ended June 30, 2006 was based upon information provided by Novartis. Novartis has paid all royalty obligations through the first quarter of 2006. The Company did not record any royalty income for the second quarter of 2006 due to the product recall situation that arose in June 2006. There can be no assurance current results will be indicative of results for the full year. Furthermore, future royalties and licensing income the Company anticipates earning is dependent on the success of the product in the marketplace by Novartis and other firms or individuals with whom the Company may enter into licensing agreements. Additionally, the Company does not presently have any other financing resources in place from which it can borrow or obtain additional working capital.

CRITICAL ACCOUNTING POLICIES

      Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended June 30, 2006 and 2005. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-QSB.

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

      During the three months ended June 30, 2006, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d - 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                            LECTEC CORPORATION

Date  August 14, 2006       By /s/  Alan C. Hymes, M.D.
                            ----------------------------------------------------
                            Alan C. Hymes, M.D.
                            Chief Executive Officer, Chief Financial Officer, &
                              Director
                            (principal executive and financial officer and duly
                              authorized officer)

                                  EXHIBIT INDEX

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