Form 10QSB
period 2006-09-30
LECTEC CORP /MN/
filed 2006-11-14
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM _______________ to ______________

                         Commission file number: 0-16159

                               LECTEC CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                  41-1301878
----------------------------------------           -----------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  5610 Lincoln Drive, Edina, Minnesota                     55436
----------------------------------------           -----------------------
(Address of principal executive offices)                  (Zip Code)

                                 (952) 933-2291
                            --------------------------
                           (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock as of November 14, 2006 was 4,148,998 shares.

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

                               LECTEC CORPORATION

     REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements and Notes to Condensed Financial Statements (unaudited).....       I-1

Item 2.   Management's Discussion and Analysis or Plan of Operation..................................       I-8

Item 3.   Controls and Procedures....................................................................       I-10

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................       II-1

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................................       II-1

Item 3.   Defaults Upon Senior Securities............................................................       II-1

Item 4.   Submission of Matters to a Vote of Security Holders........................................       II-1

Item 5.   Other Information..........................................................................       II-1

Item 6.   Exhibits...................................................................................       II-1

          Signature Page.............................................................................       II-2

    Forward-Looking Statements

      From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes," "wants," "expects," "anticipates," "intends," "will," "may," "should," or similar expressions. Such forward-looking statements are subject to risks and uncertainties, which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on royalty payments from Novartis Consumer Health, Inc. ("Novartis"), which is not currently selling the Company's licensed product, the Company's dependence on key personnel, the success or failure of any attempt by the Company to protect or enforce its patents, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the "Cautionary Statements" filed as Exhibit 99.01 to Form 10-KSB for the year ended December 31, 2005.

                         PART 1 - FINANCIAL INFORMATION

         ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED
                              FINANCIAL STATEMENTS

                               LECTEC CORPORATION
                            CONDENSED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2006            2005
                                                  -------------   ------------
                                                   (Unaudited)
   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $  1,361,840    $  1,310,578
 Royalty receivable                                          -         214,906
 Prepaid expenses and other                             75,200          66,735
                                                  ------------    ------------
      Total current assets                           1,437,040       1,592,219
OTHER ASSETS:
 Patent costs                                           71,306          90,651
 Prepaid insurance - director and officer              111,536         141,955
                                                  ------------    ------------
                                                       182,842         232,606
                                                  ------------    ------------
                                                  $  1,619,882    $  1,824,825
                                                  ============    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                 $     11,382    $     10,495
 Accrued expenses                                       65,745          52,015
 Discontinued operations                                98,350          98,350
                                                  ------------    ------------
      Total current liabilities                        175,477         160,860
                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 15,000,000 shares
  authorized; 4,148,998 shares issued and
  outstanding at September 30, 2006
  and December 31, 2005                                 41,490          41,490
 Additional contributed capital                     11,847,536      11,847,536
 Accumulated deficit                               (10,444,621)    (10,225,061)
                                                  ------------    ------------
                                                     1,444,405       1,663,965
                                                  ------------    ------------

                                                  $  1,619,882    $  1,824,825
                                                  ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                  2006            2005           2006          2005
                                               ------------   ------------   ------------   -----------
CONTINUING OPERATIONS:
  Revenue - royalty and licensing income       $    34,383    $    68,717    $   126,660    $   189,195
  Operating expenses                                96,308         87,850        346,220        653,292
                                               -----------    -----------    -----------    -----------
  Loss from continuing operations                  (61,925)       (19,133)      (219,560)      (464,097)
                                               -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS:
  Earnings (loss) from discontinued
   operations                                            -         19,512              -       (206,090)
                                               -----------    -----------    -----------    -----------

Net earnings (loss)                            $   (61,925)   $       379    $  (219,560)   $  (670,187)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
  Basic and diluted                              4,148,998      4,148,998      4,148,998      4,129,262
                                               ===========    ===========    ===========    ===========

Earnings (loss) per common share:
  Basic and diluted:
    Continuing operations                      $     (0.01)   $     (0.00)   $     (0.05)   $     (0.11)
    Discontinued operations                           0.00           0.00           0.00          (0.05)
                                               -----------    -----------    -----------    -----------
  Total                                        $     (0.01)   $      0.00    $     (0.05)   $     (0.16)
                                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 2006             2005
                                                                          ------------------  -------------
                                                                                               Revised (1)
Cash flows from operating activities:
   Net loss                                                                  $  (219,560)      $  (670,187)
   Discontinued operations, net of tax                                                 -           206,090
                                                                             -----------       -----------
       Loss from continuing operations, net of tax                              (219,560)         (464,097)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
       Compensation expense related to stock options                                   -            17,500
       Amortization                                                               19,345            13,106
  Changes in operating assets and liabilities of continuing operations:
       Royalty receivable                                                        214,906           (69,611)
       Prepaid expenses and other                                                 21,954            93,212
       Accounts payable                                                              887            48,031
       Accrued expenses                                                           13,730          (166,740)
                                                                             -----------       -----------

       Net cash provided by (used in) operating activities from
       continuing operations                                                      51,262          (528,599)
                                                                             -----------       -----------

Cash flows from investing activities from continuing operations:
  Investment in patents                                                                -           (60,000)
                                                                             -----------       -----------

Cash flows from financing activities from continuing operations:
   Payment of cash dividend                                                            -          (246,824)
   Proceeds from exercises of stock options                                            -             6,447
   Repayment of long-term obligations                                                  -            (2,525)
                                                                             -----------       -----------

       Net cash used in financing activities from
       continuing operations                                                           -          (242,902)
                                                                             -----------       -----------

Discontinued operations:
   Used in operating activities                                                        -          (206,211)
   Provided by investing activities                                                    -            69,402
   Provided by financing activities                                                    -            83,780
                                                                             -----------       -----------
       Net cash used in discontinued operations                                        -           (53,029)
                                                                             -----------       -----------

       Net increase (decrease) in cash and cash equivalents                       51,262          (884,530)

Cash and cash equivalents - beginning of period                                1,310,578         2,239,318
                                                                             -----------       -----------
Cash and cash equivalents - end of period                                    $ 1,361,840       $ 1,354,788
                                                                             ===========       ===========

(1) The Company revised the statement of cash flows for the nine months ended September 30, 2005 to present cash flows from discontinued operations for each of the operating, investing and financing activities. Previously, the components were not broken out separately.

The accompanying notes are an integral part of these condensed financial statements.

                               LECTEC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005

                                   (UNAUDITED)

(1) GENERAL

      The accompanying condensed financial statements include the accounts of LecTec Corporation (the "Company") as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005. The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The interim condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.

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

      In June 2006, Novartis issued a nationwide recall of all of its Triaminic(R) vapor patch products. The Company opted not to record any royalty income for the second quarter ended June 30, 2006 because of the uncertainty of the recall on licensed products sold by Novartis. During the third quarter ended September 30, 2006, the Company subsequently received royalty income related to sales of licensed product by Novartis related to the second quarter of 2006. See "Novartis Product Recall" (Note 6).

    CRITICAL ACCOUNTING POLICIES

      Some of the Company's most critical accounting policies include:

      Revenue Recognition. Royalty and licensing income is recognized when earned under the terms of the agreements with customers and collection is reasonably assured.

      Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no impairment existed at September 30, 2006.

      Royalty Receivable (Continuing Operations). The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement. At September 30, 2006, the Company did not have an outstanding royalty receivable with Novartis due to a voluntary recall of licensed products of the Company by Novartis. The Company believes it has earned and been paid all royalty income due to the Company up to the point of the product recall.

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

      The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues, and expenses that are allocated between continuing operations and discontinued operations.

      Stock-Based Compensation. In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective termination dates (but not longer than the normal expiration date of the options, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to this modification to the exercise period. Normally these options would have expired 90 days from the employee's termination date. Because of this modification to the exercise period of these options for those former employees, the Company recorded a one-time compensation expense of $99,957 during the first quarter ended March 31, 2005. The Company does not have any back-dating issues relating to current outstanding stock options.

      Prior to January 1, 2006, the Company utilized the intrinsic value method of accounting for stock-based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, and no compensation cost related to stock option grants was reflected in the net earnings (loss) for the three and nine months ended September 30, 2006 and 2005.

      Had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the net earnings (loss) and net earnings (loss) per common share for the three and nine months ended September 30, 2005 would not be materially different.

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company was required to apply SFAS No. 123(R) effective January 1, 2006. Thus, the Company's financial statements reflect the cost for
(a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service had not been rendered as of that date, based on the grant date estimated fair value.

      All of the Company's options were fully vested as of December 31, 2005 and there were no new grants, or modifications to existing grants, during the nine months ended September 30, 2006. Therefore, the adoption of SFAS No, 123(R) had no impact on the Company's financial statements.

(3) NET EARNINGS (LOSS) PER COMMON SHARE

      Basic net earnings (loss) per common share are computed by dividing the net earning (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

      Common stock options and warrants to purchase 396,250 and 429,583 shares of common stock with a weighted average exercise price of $2.03 and $2.02 were outstanding during the three and nine months ended September 30, 2006, respectively. Common stock options and warrants to purchase 250,200 and 601,417 shares of common stock with a weighted average exercise price of $3.48 and $1.98 were outstanding during the three and nine months ended September 30, 2005, respectively. Because the Company had a loss from continuing operations during the three and nine months ended September 30, 2006 and the nine month period ended September 30, 2005, those options and warrants were excluded from the net income (loss) per share computations because they were antidilutive.

(4) INCOME TAXES

      The provision for income taxes for the three and nine months ended September 30, 2006 and 2005, was offset principally by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and nine months ended September 30, 2006 and 2005, as the realization of such benefits is not reasonably assured.

(5) NOVARTIS LICENSING AND SUPPLY AGREEMENT

      On July 19, 2004, the Company entered into the Novartis Agreement, effective as of January 1, 2004. The Agreement replaced the Company's prior licensing and supply agreement with Novartis dated May 8, 2002. The Agreement required the Company to manufacture, sell, and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada, and Mexico. In order to provide the Company with working capital funds necessary to enable it to manufacture and deliver vapor patches to Novartis in accordance with the Agreement, Novartis advanced up to $2,000,000 for use by the Company to pay current accounts payable and expenses incurred exclusively for the manufacture and delivery of vapor patches. In consideration of any advanced funds, the Company executed and delivered to Novartis a promissory note of $2,000,000 and a security agreement. Under the security agreement, the Company pledged substantially all of its assets. The note was repaid by the Company by the delivery to Novartis of vapor patches under the Agreement. All amounts owed were repaid as of December 31, 2004. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada, and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement. However, there can be no assurance that Novartis is obligated or will enter the adult market under the terms of the Agreement.

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

(6) NOVARTIS PRODUCT RECALL

      On June 21, 2006, the Company issued a press release noting that Novartis had issued a nationwide recall of all of its Triaminic(R) Vapor Patch products. Royalties received by the Company from Novartis based on sales of this patch represented substantially all of the Company's revenues in fiscal year 2005 and for the nine months ended September 30, 2006. As a result of this development, unless and until Novartis reintroduces this patch product or the Company develops another source of revenue, the Company will have no immediate source of revenue.

      In a press release issued by Novartis, Novartis explained that the recall was "due to the serious adverse health effects that could result if the product is ingested by the child removing the patch and chewing on it." At the same time that Novartis announced this voluntary recall, the U. S. Food and Drug Administration (FDA) issued a release warning consumers "not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children."

      According to news reports, the recall was triggered by an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company. A representative of Novartis also indicated that no decision had yet been made whether to reintroduce the product in certain markets.

      The Board of Directors and management of the Company are currently assessing the Company's position and strategy in light of this development. The Company has been proactive in assisting Novartis to resolve the FDA issues surrounding the product recall and wants to assist in moving forward to revive the Company's royalty income stream.

      On November 9, 2006, the Company received an inquiry from Novartis relating to product recall returns and asking about royalty overpayments. Based upon the facts and circumstances of the product recall situation, and the terms of the licensing agreement the Company has with Novartis, the Company does not believe it has any financial obligation related to the product recall.

(7) DISCONTINUED OPERATIONS

      There were no assets of discontinued operations at September 30, 2006 or December 31, 2005. However, the Company has fully depreciated assets on hand that may be sold from time to time. Liabilities of discontinued operations at September 30, 2006 and December 31, 2005, consisted of a $98,350 reserve for sales returns and credits related to previous sales to customers of products that the Company produced before the Company ceased its manufacturing operations in 2004. Included in the loss from discontinued operations for the three and nine months ended September 30, 2005 was a gain of $2,050 and $69,402, respectively, on the sale of fully depreciated property and equipment related to discontinued operations.

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

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

RESULTS OF CONTINUING OPERATIONS

      The Company recorded royalty income of $34,383 and $126,660 during the three and nine months ended September 30, 2006, respectively, compared to royalty income of $68,717 and $189,195, respectively, for the comparable periods in 2005, related to its licensing Agreement with Novartis. The decrease in royalty income for the three and nine months ended September 30, 2006 from the comparable periods of 2005 is attributable to Novartis' nationwide voluntary recall of its Triaminic(R) Vapor Patch product during June 2006. The Company chose not to record royalty income during the second quarter of 2006 due to the uncertainty of the product recall but subsequently received payment during the third quarter ended September 2006 of $34,383, which the Company believes is royalty income earned up to the point of the product recall in June 2006 by Novartis.

      For the third quarter ended September 30, 2006, the Company recorded a net loss from continuing operations of $(61,925), or $(0.01) per basic and diluted share, compared to a net loss from continuing operations of $(19,133), or $ - per basic and diluted share, for the same quarter in 2005. For the nine months ended September 30, 2006, the Company recorded a net loss from continuing operations of $(219,560), or $(0.05) per basic and diluted share, compared to a net loss from continuing operations of $(464,097), or $(0.11) per basic and diluted share, for the same period in 2005. The increase in net loss from continuing operations for the three month period ended September 30, 2006 from the comparable period in 2005 is due to the reduction in royalty income during the third quarter of 2006 as a result of the Novartis product recall. The decrease in net loss from continuing operations for the nine months ended September 30, 2006 from the comparable period in 2005 is due primarily to reductions in general operating expenses for 2006, coupled with a reduction in royalty income primarily related to the Novartis product recall in June 2006.

RESULTS OF DISCONTINUED OPERATIONS

      There were no earnings or losses from discontinued operations for the three and nine month periods ended September 30, 2006. The earnings from discontinued operations for the third quarter ended September 30, 2005 were $19,512, or $ - per basic and diluted share, primarily related to sales of fully depreciated assets. For the nine months ended September 30, 2005, the loss from discontinued operations was $(206,090), or $(0.05) per basic and diluted share. The loss from discontinued operations for the three and nine month periods ended September 30, 2005, was attributable to the wind down of the Company's manufacturing operations.

NET RESULTS OF OPERATIONS

      The net loss for the third quarter ended September 30, 2006 was $(61,925), or $(0.01) per basic and diluted share, compared to net income of $379, or $ - per basic and diluted share for the same period in 2005. The decrease in net income is primarily attributable to a reduction in net income related to the Novartis product recall coupled with increases in patent related costs. For the nine months ended September 30, 2006, the net loss was $(219,560), or $(0.05) per basic and diluted share, compared to a net loss of $(670,187), or $(0.16) per basic and diluted share for the same period in 2005. The improvement in net loss for the nine month period ended September 30, 2006 from the same period in the prior year is primarily due to the reasons stated above, coupled with an overall reduction in general operating expenses.

INCOME TAXES

      The provision for income tax benefits for the three and nine months ended September 30, 2006 and 2005 was offset by a valuation allowance for deferred taxes as the realization of such benefit is not reasonably assured.

EFFECT OF INFLATION

      Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased $51,262 during the first nine months of 2006 to $1,361,840 at September 30, 2006 from $1,310,578 at December 31,
2005. The increase in cash and cash equivalents during the nine months ended September 30, 2006 from the end of 2005, was due to cash generated from continuing operations, primarily related to cash received under the Novartis Agreement (royalty income), coupled with a general reduction in operating expenses related to continuing operations.

      During the first nine months of 2006, the Company collected $341,566 in royalty income (cash) under the Novartis Agreement, compared to royalty income collected of $119,584 during the comparable period of 2005. There were no material commitments for capital expenditures at September 30, 2006.

      The Company had working capital of $1,261,563 and a current ratio of 8.19 at September 30, 2006 compared to working capital of $1,431,359 and a current ratio of 9.90 at December 31, 2005. The decrease in working capital of $169,796 during the nine months of 2006 was primarily due to the net loss of the Company during the nine months ended September 30, 2006.

      Shareholders' equity decreased $219,560 to $1,444,405 at September 30, 2006 from $1,663,965 at December 31, 2005, due to the net loss for nine months ended September 30, 2006.

      The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2006 and beyond. However, cash and cash equivalents may not be sufficient to fund continuing operations in the future depending upon how successful the Company is in negotiating future licensing opportunities, incurrence of patent protection costs, revival of royalty income stream, and success in entering other markets for which the Company has patent coverage. The Company's working capital requirements are dependent upon adequate levels of royalty and licensing income to fund continuing operations. Royalty income is uncertain because it is subject to factors that the Company cannot control. Such factors include, but are not limited to, seasonality of the product, marketing efforts by Novartis, markets Novartis enters the product into, product recalls and other factors which can cause fluctuations in the amount of royalty income the Company earns and collects. There can be no assurance because of these uncertainties that future royalty income will be earned or sufficient to fund continuing operations. The Company has been proactive in assisting Novartis to resolve the FDA issues surrounding the product recall and wants to move forward to revive the Company's royalty income stream. The Board of Directors of the Company is committed to actions that serve the best interests of its shareholders. The royalty income of $126,660 recorded during the nine months ended September 30, 2006 was based upon information provided by Novartis. The Company believes that Novartis has paid all royalty obligations up to the point of the product recall. There can be no assurance current results will be indicative of results for the full year. Furthermore, future royalties and licensing income the Company anticipates earning is dependent on the success of the product in the marketplace by Novartis and other firms or individuals with whom the Company may enter into licensing agreements. Additionally, the Company does not presently have any other financing resources in place from which it can borrow or obtain additional working capital.

CRITICAL ACCOUNTING POLICIES

      The Company has not adopted any new critical accounting policies, or changed its existing policies. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-QSB.

ITEM 3 - CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the principal executive officer and principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

      During the three months ended September 30, 2006, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS

Exhibit No.                                                     Description
----------  -------------------------------------------------------------------------------------------------------------
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

                                  LECTEC CORPORATION

Date November 14, 2006            By /s/  Alan C. Hymes, M.D.
                                     -------------------------------------------
                                  Alan C. Hymes, M.D.
                                  Chief Executive Officer, Chief Financial
                                  Officer, and Director (principal executive and
                                  financial officer and duly authorized officer)

                                  EXHIBIT INDEX

Exhibit No.                                          Description
-----------   ------------------------------------------------------------------------------------------
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