Form 10KSB
period 2006-12-31
LECTEC CORP /MN/
filed 2007-03-30
CIK 805928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-KSB
                              ---------------------
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

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

 Securities registered under Section 12(g)                    COMMON STOCK,
         of the Exchange Act:                          PAR VALUE $0.01 PER SHARE
                                                            (Title of class)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form; and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     The issuer's revenues for the fiscal year ended December 31, 2006 were $126,660.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 21, 2007 was approximately $2,907,799 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.

     The number of shares outstanding of the Issuer's Common Stock as of March 21, 2007 was 4,153,998 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                                                                           PAGE
                                                                                                                           ----
                                                            PART I

Item 1.   Description of Business........................................................................................... 3
Item 2.   Description of Property........................................................................................... 5
Item 3.   Legal Proceedings................................................................................................. 5
Item 4.   Submission of Matters to a Vote of Security Holders............................................................... 5

                                                            PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.... 6
Item 6.   Management's Discussion and Analysis or Plan of Operation......................................................... 7
Item 7.   Financial Statements............................................................................................. 10
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............................. 26
Item 8A.  Controls and Procedures.......................................................................................... 26
Item 8B.  Other Information................................................................................................ 26

                                                           PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
          Compliance With Section 16(a) of the Exchange Act................................................................ 27
Item 10.  Executive Compensation........................................................................................... 28
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................................................................. 29
Item 12.  Certain Relationships and Related Transactions, and Director Independence........................................ 31
Item 13.  Exhibits......................................................................................................... 32
Item 14.  Principal Accountant Fees and Services........................................................................... 34

          Signatures....................................................................................................... 35
          Exhibit Index.................................................................................................... 36
          Exhibit 23.01-Consent of Independent Registered Public Accounting Firm........................................... 38
          Exhibit 31.01-Certification of Principal Executive Officer....................................................... 39
          Exhibit 31.02-Certification of Principal Financial Officer....................................................... 40
          Exhibit 32.01-Certification Pursuant to 18 U.S.C. Section 1350,
          as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002................................................ 41
          Exhibit 99.01-Cautionary Statements for Purposes of the "Safe Harbor"
          Provisions of the Private Securities Litigation Reform Act of 1995............................................... 42



--------------------------

FORWARD-LOOKING STATEMENTS

     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-KSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes," "wants," "expects," "anticipates," "intends," "will," "may," "should," or similar expressions. Such forward-looking statements are subject to risks and uncertainties, which could cause results or developments to differ materially from those, indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company's dependence on royalty payments from Novartis Consumer Health, Inc. ("Novartis"), which is not currently selling the Company's licensed product, the Company's dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the "Cautionary Statements" filed as
Exhibit 99.01 to this Form 10-KSB for the year ended December 31, 2006.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    LecTec Corporation (the "Company") is primarily an intellectual property licensing and holding company. The Company's primary focus is to obtain royalty income through licensing agreements related to patents that the Company owns based on its advanced skin interface technologies. The Company previously was an innovator in hydrogel-based topical delivery of therapeutic over-the-counter ("OTC") medications, which provide alternatives to topical creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin. The Company holds multiple domestic and international patents on its hydrogel technology.

    The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. Its principal executive office is located at 5610 Lincoln Drive, Edina, Minnesota 55436, its telephone number is (952)-933-2291, and the fax number is (952)-942-5369.

NOVARTIS SUPPLY AND LICENSE AGREEMENT

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

    During the years ended December 31, 2006 and 2005, the Company recorded revenue of $126,660 and $443,352, respectively, for royalties covered under the Agreement.

    In June 2006, Novartis issued a nationwide recall of all of its Triaminic(R) vapor patch products. The Company did not record royalty income in the second quarter of fiscal 2006 because of the uncertainties related to the recall. During the third quarter ended September 30, 2006, the Company received a $34,383 royalty payment, and recorded royalty income, from Novartis for sales by Novartis in the second quarter of 2006. The Company did not record any royalty income during the fourth quarter ended December 31, 2006. In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was "due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it." At the same time that Novartis announced this voluntary recall, the U. S. Food and Drug Administration (FDA) issued a release warning consumers "not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children."

     According to news reports, the recall resulted from an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company.

    The Company has been proactive in assisting Novartis to resolve the FDA issues surrounding the product recall and is using its resources to move forward to revive the Company's royalty income stream. The Board of Directors of the Company is committed to actions that serve the best interests of its shareholders.

    The Company is currently engaged in an audit of royalties due the Company pursuant to the Agreement. The audit period is from January 1, 2005, up to the point of the product recall in June 2006. Royalty income recognized during the years ended December 31, 2006 and 2005, is based on net sales information provided by Novartis, covering sales of products under the License Agreement for the applicable periods. The Company believes it has earned and been paid all royalty income due to the Company in the North America territory, up to the point of the product recall in June 2006. To date, the Company has not been able to audit the amount of royalties that may be due to the Company from sales of licensed products in Canada and Mexico, which are listed as additional fields of use, in the Agreement. The Company has contacted Novartis to obtain the additional information it needs to complete the audit. The Company has not recorded any additional royalty income due to the audit because of this uncertainty.

STRATEGY

    The Company's strategy is to pursue additional agreements with Novartis and concurrently pursue similar agreements with other domestic and foreign manufacturers to enable them to use the Company's proprietary patch technology in producing or selling topical patch products in the future. Furthermore, the Company is assessing the value of its patent portfolio to enhance its options with respect to future licensing opportunities, attraction of potential merger or acquisition candidates, or the sale of the Company or public shell as a whole. The Company is also taking steps to strengthen its primary patents for territories of use, including Europe and other countries. This effort is also intended to strengthen the Company's position with respect to other Company's that may be infringing on the patents the Company owns. It is currently management's intent to fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company's intellectual property. There can be no assurance that the Company will be successful in the protection of the Company's rights related to intellectual property or that royalty income will be sufficient to fund operations in the future. In addition, there can be no assurance that the Company will be successful in entering into future licensing agreements.

PATENTS AND TRADEMARKS

    The Company has U.S. and international patents on adhesive hydrogels, transdermal and topical delivery systems. Twenty issued U.S. patents and forty-two issued international patents are currently assigned to the Company. Four U.S. applications and two foreign applications are pending. The patents most pertinent to the Company's major products have a remaining legal duration ranging from five to fourteen years. The Company also holds three registered U.S. trademarks.

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

EMPLOYEES

    As of December 31, 2006, the Company has one full time employee, a three-member Board of Directors, and has contract labor personnel available to the Company on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases a building in Edina, Minnesota containing approximately 14,500 square feet of warehouse and office space. The lease began in July 2004 and expires in August 2008. The Company uses the space to maintain daily operations and for record storage requirements. The Company has sub-leased approximately 7,000 square feet of this space to an independent lessee for $3,000 per month. The sublease continues until April 30, 2008. If the sub lessee chooses to stay beyond this term, the monthly rent will escalate to $4,500 per month to the end of the master lease ending in August 2008.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

    The Company's common stock trades on the Over the Counter ("OTC") Bulletin Board ("Pink Sheets") under the symbol LECT.OB.

    The following table sets forth, for each of the calendar periods indicated, the quarterly high and low closing prices for the Company's common stock quoted on the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown, or commission and may not represent actual transactions.

                                       Year Ended                  Year Ended
                                    December 31, 2006           December 31, 2005
                                  -------------------         ---------------------
                                   High          Low           High            Low
                                  ------       ------         ------         ------
Quarter ended March 31            $ 0.71       $ 0.48         $ 3.00         $ 1.50

Quarter ended June 30               0.80         0.35           2.65           1.20

Quarter ended Sept. 30              0.35         0.24           1.45           0.65

Quarter ended Dec. 31               0.72         0.27           0.95           0.51

    As of March 21, 2007, the Company had 4,153,998 shares of common stock outstanding, and 259 common shareholders of record, which number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

    The Company did not declare or pay cash dividends on its common stock in 2006. On January 20, 2005, the Company's Board of Directors approved and declared a cash dividend of $0.06 per share, payable on March 11, 2005 to shareholders of record at February 25, 2005. The Company had 4,113,739 shares outstanding on the record date. The Company may pay future dividends based upon excess cash the Company may have from royalty income exceeding operating expenses of the Company. However, there can be no assurance that the Company will pay any future dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    In July 2004, management determined that the Company would wind down its contract manufacturing operations by December 31, 2004. Because of this, the past and future financial results related to contract manufacturing operations are treated as discontinued operations for financial reporting purposes. Continuing operations relate to the current structure of the Company as an intellectual property licensing and holding company. The Company accounts for its prior discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of operations and the related charges for discontinued operations have been classified as "Loss from discontinued operations" in the accompanying Statements of Operations. Assets and liabilities of the discontinued operations have been classified and reflected in the accompanying Balance Sheets as "Discontinued operations" for the current and prior period presented.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND 2005

RESULTS OF CONTINUING OPERATIONS

    The Company recorded royalty and licensing fees of $126,660 for the year ended December 31, 2006, compared to $443,352 for the year ended December 31, 2005. The royalty and licensing fees were earned during the last two years under the Agreement the Company has with Novartis. The 2006 and 2005 royalty income is attributable to sales of licensed products by Novartis to consumers at an agreed upon percentage under the terms of the Agreement. Net loss from continuing operations for 2006 was ($335,532), or ($0.08) per basic and diluted share, compared to a net loss from continuing operations for 2005 of ($326,522), or ($0.08) per basic and diluted share. The increase in the net loss from continuing operations for 2006 compared to 2005 was primarily due to reduced royalty and licensing fees as a result of the Novartis nationwide product recall, offset by reductions in operating expenses.

RESULTS OF DISCONTINUED OPERATIONS

    The loss from discontinued operations for the year ended December 31, 2006 was ($31,650) or ($0.01) per basic and diluted share, compared to a loss from discontinued operations of ($204,090), or ($0.05) per basic and diluted share for 2005. The decrease in loss from discontinued operations for 2006 compared to 2005 is attributable to expense reductions related to the wind down of manufacturing operations partially offset by a charge of $31,650 in 2006 related to an adjustment to the Company's reserve for sales returns and credits for sales prior to discontinuance of operations. The Company had no revenue from discontinued operations for the years ended December 31, 2006 and 2005.

NET RESULTS OF OPERATIONS

    The net loss for 2006 was ($367,182), or ($0.09) per basic and diluted share, compared to net loss of ($530,612), or ($0.13) per basic and diluted share, for 2005. The reduction in net loss for the year ended December 31, 2006, compared to 2005 is due to the reasons stated above.

INCOME TAXES

    There was no income tax benefit recorded for the years ended December 31, 2006 and 2005, as realization of available net operating loss carryforwards is not reasonably assured.

EFFECT OF INFLATION

    Inflation has not had a significant impact on the Company's operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

    Total assets decreased $310,168 to $1,514,657 at December 31, 2006 from $1,824,825 at December 31, 2005. Cash and cash equivalents decreased $28,793 to $1,281,785 at December 31, 2006 from $1,310,578 at December 31, 2005. The decrease in total assets and the reduction in cash and cash equivalents is attributable to 2006 activities including the net loss from continuing operations, the absence of costs related to the wind down of manufacturing operations, and general reductions in operating costs during 2006.

    Working capital was $1,130,196 at December 31, 2006, compared to $1,431,359 at December 31, 2005. The Company's current ratio was 6.19 at December 31, 2006, compared to 9.90 at December 31, 2005. The decline in working capital of $301,163 for 2006 from 2005 was primarily due to the net loss the Company incurred for 2006.

    Shareholders' equity decreased by the net loss for 2006 of ($367,182) to $1,296,783 as of December 31, 2006 from shareholders' equity of $1,663,965 as of December 31, 2005. There were no equity financing transactions during 2006.

    The Company believes its existing cash and cash equivalents will be sufficient to fund continuing operations through 2007 based upon its current cash on hand, and the anticipated operating expenses the Company is likely to incur during 2007. The Company earns interest on its available cash. Interest income earned was $61,846 (4.8% average annual interest) and $41,424 (2.4% average annual interest) for 2006 and 2005, respectively. Management also believes it is critical that the Company rejuvenate its revenue stream from Novartis or other sources in order for the Company to survive. Management has been working with Novartis to address the issues surrounding the product recall as well as exploring other licensing opportunities pertaining to the intellectual property the Company owns. However, there can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating other licensing opportunities with Novartis or other companies, due to the uncertainties and risks described in the "Cautionary Statements" included as Exhibit 99.01 of this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

    Management believes that the Company has not adopted any critical accounting policies, which, if changed, would result in a material change in financial estimates, financial condition, results of operations or cash flows for the years ended December 31, 2006 and 2005. Critical accounting policies are as follows:

REVENUE RECOGNITION

    Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis, based upon sales information of licensed products provided by Novartis, and collection is reasonably assured.

PATENT COSTS

    The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2006 or 2005.

ROYALTY RECEIVABLE

    The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement and management believes, based upon past payment experience, that any and all amounts outstanding are fully collectible. At December 31, 2006, the Company did not have an outstanding royalty receivable with Novartis due to a voluntary nationwide recall of licensed products of the Company by Novartis. The Company is currently engaged in an audit of royalties due the Company pursuant to the Agreement. The audit period is from January 1, 2005, up to the point of the product recall in June 2006. Royalty income recognized during the years ended December 31, 2006 and 2005, are based on net sales information provided by Novartis, covering sales of products under the License Agreement for the applicable periods. The Company believes it has earned and been paid all royalty income due to the Company in the North America territory, up to the point of the product recall in June 2006. To date, the Company has not been able to audit the amount of royalties that may be due to the Company from sales of licensed products in Canada and Mexico, which are listed as additional fields of use, in the Agreement. The Company has contacted Novartis to obtain the additional information it needs to complete the audit. The Company has not recorded any additional royalty income due to the audit because of this uncertainty.

ACCOUNTING FOR DISCONTINUED OPERATIONS

    The Company exited from manufacturing operations of topical patches and sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets by December 31, 2004. The operations and cash flows of the contract manufacturing operations were eliminated from the ongoing operations as a result of the sales transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's financial statements, balance sheets and statements of cash flows under the requirements of Statement of Financial Accounting Standard ("SFAS") No. 144 as discontinued operations for the years ended December 31, 2006 and 2005 are appropriate.

    The Company has used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that were allocated between continuing operations and discontinued operations.

ITEM 7. FINANCIAL STATEMENTS


                                    CONTENTS


                                                                                Page
                                                                                ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................... 11

FINANCIAL STATEMENTS

   BALANCE SHEETS............................................................... 12

   STATEMENTS OF OPERATIONS..................................................... 13

   STATEMENTS OF SHAREHOLDERS' EQUITY........................................... 14

   STATEMENTS OF CASH FLOWS..................................................... 15

   NOTES TO FINANCIAL STATEMENTS................................................ 16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and
Board of Directors of
LecTec Corporation


     We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2006 and 2005, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     Substantially all of the Company's revenue for the years ended December 31, 2006 and 2005 were earned from Novartis Consumer Health, Inc. ("Novartis"). As disclosed in Note B to the Financial Statements, on June 21, 2006, Novartis issued a nationwide product recall of patches for which the Company earns licensing fees. As a result of the recall, unless and until Novartis reintroduces this product or the Company develops another source of revenue, the Company will have no immediate source of revenue.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota
March 28, 2007

                               LECTEC CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2006 AND 2005


                ASSETS                                     2006              2005
                                                       ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                           $  1,281,785      $  1,310,578
   Royalty receivable                                             -           214,906
   Prepaid expenses and other                                66,285            66,735
                                                       ------------      ------------

                Total current assets                      1,348,070         1,592,219

OTHER ASSETS:
   Patent costs                                              65,191            90,651
   Prepaid insurance -- director and officer                101,396           141,955
                                                       ------------      ------------
                                                            166,587           232,606
                                                       ------------      ------------

                                                       $  1,514,657      $  1,824,825
                                                       ============      ============

                LIABILITIES AND
                   SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    $     14,479      $     10,495
   Accrued expenses                                          73,395            52,015
   Discontinued operations                                  130,000            98,350
                                                       ------------      ------------

                Total current liabilities                   217,874           160,860
                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 4,148,998 shares issued
      and outstanding                                        41,490            41,490
   Additional contributed capital                        11,847,536        11,847,536
   Accumulated deficit                                  (10,592,243)      (10,225,061)
                                                       ------------      ------------
                                                          1,296,783         1,663,965
                                                       ------------      ------------

                                                       $  1,514,657      $  1,824,825
                                                       ============      ============




The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                         2006             2005
                                                     -----------      -----------
CONTINUING OPERATIONS:
    Revenue -- royalty and licensing fees            $   126,660      $   443,352
    Operating expenses                                   524,038          811,298
                                                     -----------      -----------
           Loss from operations                         (397,378)        (367,946)

    Interest income                                       61,846           41,424
                                                     -----------      -----------
           Net loss from continuing operations          (335,532)        (326,522)

DISCONTINUED OPERATIONS:
           Net loss from discontinued operations         (31,650)        (204,090)
                                                     -----------      -----------

NET LOSS                                             $  (367,182)     $  (530,612)
                                                     ===========      ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and diluted                                  4,148,998        4,134,232
                                                     ===========      ===========


LOSS PER COMMON SHARE:
    Basic and diluted -

       Continuing operations                         $     (0.08)     $     (0.08)
       Discontinued operations                             (0.01)           (0.05)
                                                     -----------      -----------

         Total                                       $     (0.09)     $     (0.13)
                                                     ===========      ===========



The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                           Common stock               Additional
                                  -----------------------------      contributed     Accumulated
                                     Shares           Amount           capital          deficit           Total
                                  ------------     ------------     ------------     ------------      ------------
Balance at December 31, 2004         4,030,330     $     40,303     $ 11,689,404     $ (9,447,625)     $  2,282,082

   Cash dividend                             -                -                -         (246,824)         (246,824)

   Stock compensation expense                -                -           69,092                -            69,092

   Exercise of stock options           118,668            1,187           89,040                -            90,227

   Net loss                                  -                -                -         (530,612)         (530,612)
                                  ------------     ------------     ------------     ------------      ------------
Balance at December 31, 2005         4,148,998           41,490       11,847,536      (10,225,061)        1,663,965

   Net loss                                  -                -                -         (367,182)         (367,182)
                                  ------------     ------------     ------------     ------------      ------------
Balance at December 31, 2006         4,148,998     $     41,490     $ 11,847,536     $(10,592,243)     $  1,296,783
                                  ============     ============     ============     ============      ============



The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                2006            2005
                                                                            -----------      -----------
Cash flows from operating activities:
   Net loss                                                                 $  (367,182)     $  (530,612)
   Net loss from discontinued operations                                         31,650          204,090
                                                                            -----------      -----------
       Net loss from continuing operations                                     (335,532)        (326,522)
   Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
       Compensation expense related to stock options                                  -           17,500
       Amortization of patent costs                                              25,460           20,042
   Changes in operating assets and liabilities of continuing operations:
       Royalty receivable                                                       214,906         (214,906)
       Prepaid expenses and other                                                41,009          111,804
       Accounts payable                                                           3,984            5,551
       Accrued expenses                                                          21,380         (188,278)
                                                                            -----------      -----------
       Net cash used by operating activities from continuing operations         (28,793)        (574,809)
                                                                            -----------      -----------

Cash flows from investing activities from continuing operations:
   Investment in patents                                                              -          (60,000)
                                                                            -----------      -----------
Cash flows from financing activities:
   Payment of cash dividend                                                           -         (246,824)
   Proceeds from the exercise of stock options                                        -            6,447
   Repayment of long-term obligations                                                 -           (2,525)
                                                                            -----------      -----------
       Net cash used by financing activities from
       continuing operations                                                          -         (242,902)
                                                                            -----------      -----------

Discontinued operations:
   Used in operating activities                                                       -         (134,809)
   Provided by financing activities                                                   -           83,780
                                                                            -----------      -----------

       Net cash used in discontinued operations                                       -          (51,029)

                                                                            -----------      -----------
       Net decrease in cash and cash equivalents                                (28,793)        (928,740)


Cash and cash equivalents -- beginning of year                                1,310,578        2,239,318
                                                                            -----------      -----------
Cash and cash equivalents -- end of year                                    $ 1,281,785      $ 1,310,578
                                                                            ===========      ===========


The accompanying notes are an integral part of these financial statements.

                               LECTEC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

NOTE A  --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   LecTec Corporation (the "Company") is primarily an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company's patents. The Company currently has one supply and licensing agreement ("Agreement") with Novartis Consumer Health, Inc. ("Novartis"), which will pay the Company royalties from time to time, based upon a percentage of Novartis net sales as specified in the Agreement. The Company previously was a contract manufacturer of hydrogel topical patches sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Use of Estimates

   In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes a money market account with a balance of $1,280,322 earning approximately 4.8% annual interest at December 31, 2006, which is not insured by the Federal Deposit Insurance Corporation.

   Royalty Receivable

   The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis paid the royalty income within the terms defined in the Agreement. At December 31, 2006, the Company did not have an outstanding royalty receivable with Novartis.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE A  --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  --  CONTINUED

   Patent Costs

   Patent costs consist primarily of the cost of applying for patents and are amortized on a straight-line basis over the estimated useful life of the asset, which is generally five years. Patent maintenance costs are expensed as incurred.

   Patent costs consist of the following:

                                         DECEMBER 31, 2006                   DECEMBER 31, 2005
                                  ------------------------------     ------------------------------
                                  GROSS CARRYING    ACCUMULATED      GROSS CARRYING    ACCUMULATED
                                     AMOUNT        AMORTIZATION          AMOUNT       AMORTIZATION
                                  --------------   ------------      --------------   ------------
         Patents costs              $   291,922     $   226,731        $  291,922      $   201,271
                                    ===========     ===========        ==========      ===========


   Amortization expense is expected to be as follows:

                       YEARS ENDING DECEMBER 31,
                       -------------------------

                        2007              22,273
                        2008              18,894
                        2009              15,024
                        2010               9,000

   The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2006 and 2005.

   Revenue Recognition

   Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis, based upon sales information of licensed products provided by Novartis, and collection is reasonably assured.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE A  --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  --  CONTINUED

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

   Loss Per Common Share

   Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

   Common stock options and warrants to purchase 391,250 and 573,250 shares of common stock with a weighted average exercise price of $2.04 and $2.00 were outstanding at December 31, 2006 and 2005, respectively. As the Company had a loss from continuing operations in both 2006 and 2005, those shares were excluded from the loss per common share computations because they were anti-dilutive.

   Stock-Based Compensation

   Prior to January 1, 2006, the Company utilized the intrinsic value method of accounting for stock-based employee compensation plans. The Company recorded stock compensation expense of $99,957 in March 2005 as a result of extending the exercise period for certain options (Note F). There was no other compensation cost related to stock options for the year ended December 31, 2005.

   Had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss and net loss per common share for the year ended December 31, 2005, would not be materially different.


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


   All of the Company's options were fully vested as of December 31, 2005 and there were no new grants, or modifications to existing grants, during the year ended December 31, 2006. Therefore, the adoption of SFAS No. 123(R) had no impact on the Company's financial statements.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE A  --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  --  CONTINUED


   Accounting for Discontinued Operations

   The Company ceased manufacturing operations of topical patches and sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company's manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets. The operations and cash flows of the manufacturing operations have been eliminated from the continuing operations as a result of the sale transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. It is therefore management's position that the conditions for reporting the Company's financial statements, balance sheets and statements of cash flows under the requirements of Statement of Financial Accounting Standards No. 144 as discontinued operations are appropriate.

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

   Recent Accounting Pronouncements


   In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for an entity's fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of such adoption on its financial statements.


   Reclassification

   Certain amounts in the 2005 financial statements were reclassified to conform to the 2006 presentation. This reclassification did not affect the previously reported shareholders' equity, net loss or net loss per share, and net cash flows.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE B  -  NOVARTIS SUPPLY AND LICENSE AGREEMENT

   On July 19, 2004, the Company entered into the Agreement, effective as of January 1, 2004, with Novartis. The Agreement replaced the Company's prior supply and licensing agreement with Novartis dated May 8, 2002. The Agreement requires the Company to manufacture, sell and deliver to Novartis vapor patches for sale to the pediatric market in the United States, Canada and Mexico. Under the Agreement, Novartis had the option until March 31, 2005, to extend the use of vapor patches to the adult cough/cold category in the United States, Canada, and Mexico at no additional cost and under the same terms and conditions as set forth in the Agreement. On March 31, 2005, Novartis notified the Company of its intention to enter the adult market pursuant to the Agreement.

   Under the Agreement, the Company granted Novartis an exclusive license (the "License") to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement. The License began on July 19, 2004, and will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration permitted under applicable law of 14 years. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing on January 1, 2005, Novartis was required by the Agreement to pay royalties to the Company, at an agreed upon percentage, based upon the net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

   The supply portion of the Agreement continued in effect until February 5, 2005, except that the provisions relating to the License continue until the conclusion of the term of the License. The Company may not assign or otherwise transfer the Agreement (other than to an affiliate) without the prior written consent of Novartis, except that the Company may assign the Agreement in connection with the transfer or sale of all or substantially all of its assets or business or its merger or consolidation with another company, so long as (1) such acquirer or successor in interest agrees in writing to be bound by all conditions of the Agreement, and (2) the Company gives Novartis written notice of any such assignment and 15 days to object. Novartis may object to an assignment only if such acquirer or successor in interest is a direct competitor of Novartis.

   On June 21, 2006, the Company issued a press release noting that Novartis had issued a nationwide recall of all of its Triaminic(R) Vapor Patch products. Royalties received by the Company from Novartis based on sales of this patch represented substantially all of the Company's revenue in fiscal years 2006 and 2005. As a result of this development, unless and until Novartis reintroduces this product or the Company develops another source of revenue, the Company will have no immediate source of revenue.

   The Board of Directors and management of the Company are currently assessing the Company's position and strategy in light of this development. The Company has been proactive in assisting Novartis to resolve the FDA issues surrounding the product recall to attempt to revive the Company's royalty income stream.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE B  -  NOVARTIS SUPPLY AND LICENSE AGREEMENT  -  CONTINUED

   Under the terms of the Agreement, the Company is engaged in an audit of royalty income received by the Company from Novartis. The audit period is from January 1, 2005, up to the point of the product recall in June 2006. To date, the Company does not know with certainty the amount of royalties, if any, that may be due to the Company from sales of licensed products in Canada and Mexico, which are also covered by the Agreement. The Company has contacted Novartis to obtain this additional information for which additional royalties may be due to the Company. Because of this uncertainty, the Company has not recorded any royalty income related to Canada or Mexico. Royalty income recognized during the years ended December 31, 2006 and 2005 is based on net sales information provided by Novartis.

NOTE C  -  DISCONTINUED OPERATIONS

   There was no cost for assets of discontinued operations at December 31, 2006 or 2005. However, the Company has fully depreciated assets on hand that may be sold from time to time. Liabilities of discontinued operations at December 31, 2006 and 2005 were $130,000 and $98,350, respectively, which consisted of a reserve for sales returns and credits for sales prior to the discontinuance of operations. Included in the loss from discontinued operations for the year ended December 31, 2005, was a gain of $71,402 on the sale of fully depreciated property and equipment related to discontinued operations.

NOTE D  -  COMMITMENTS AND CONTINGENCIES

   Leases

   The Company conducted its operations in one leased facility during 2006 and two leased facilities during 2005. In February 2005, the corporate building lease expired and the Company moved its corporate operations to its Edina, Minnesota leased facility ("Edina Facility"), which expires in August 2008. The Company currently sub-leases approximately 7,000 square feet of excess space in the Edina Facility to an independent lessee for $3,000 per month which commenced mid May 2006. The sub-lease expires in April 2008. Both leases provide for payment of a portion of taxes and other operating expenses by the Company. The Company also leases various office equipment under operating leases that are paid on a month to month basis. Total rent expense for operating leases, excluding sub-lease income of $22,500 and $12,250, was $119,078 and $145,344 for 2006 and 2005, respectively.

   Future minimum lease commitments under operating leases are $51,540 and $34,360 for the years ended December 31, 2007 and 2008, respectively.

   Employee Benefit Plan

   The Company has a contributory 401(k) profit sharing benefit plan covering all employees. The Plan allows for discretionary contributions; no contributions were made for 2006 and 2005.

   Legal Proceedings

   There are currently no pending legal proceedings against the Company. However, the Company is subject to various legal proceedings in the normal course of business.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE E  -  INCOME TAXES

    Differences between income tax expense (benefit) and the statutory federal income tax rate are as follows:

                                                YEARS ENDED DECEMBER 31,
                                               -------------------------
                                                 2006             2005
                                               --------         --------
Federal statutory income tax rate                (34.0%)          (34.0%)
State income taxes, net of federal effect         (1.6)            (6.5)
Increase in valuation allowance                   33.0             36.5
Other                                              2.6              4.0
                                               --------         --------
                                                   -  %             -  %
                                               ========         ========

    Deferred tax assets and liabilities consist of the following:

                                                       DECEMBER 31,
                                              ----------------------------
                                                  2006             2005
                                              -----------      -----------
Current assets:
  Accrued expenses                            $    47,900      $    43,000
                                              -----------      -----------

Long-term assets (liabilities):
  Net operating loss carryforwards              4,215,000        4,131,100
  Tax credit carryforwards                        317,200          297,000
  Other                                          (128,500)        (140,700)
                                              -----------      -----------

           Net long-term assets                 4,403,700        4,287,400
                                              -----------      -----------

           Net deferred tax assets              4,451,600        4,330,600
           Less valuation allowance            (4,451,600)      (4,330,600)
                                              -----------      -----------
             Net deferred tax asset           $         -      $         -
                                              ===========      ===========

    At December 31, 2006, the Company has available federal and state net operating loss carryforwards of approximately $11,295,000 and $3,823,000, respectively, which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2008. A valuation allowance has been recorded for these net operating loss carryforwards and all other deferred tax assets, as it is more likely than not that the net deferred asset will not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized. The valuation allowance increased by approximately $121,000 and $193,900 for 2006 and 2005, respectively.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE F  -  EQUITY TRANSACTIONS

    Stock Options

    The Company has stock option plans for the benefit of selected officers, employees and directors of the Company. A total of 1,201,779 shares of common stock are available for grants of options under the plans at December 31, 2006. Options under the Company's plans are granted at fair value and expire five or ten years from the grant date. Options given to directors are exercisable at the date of grant. Options given to selected officers and employees are exercisable at such times as set forth in the individual option agreements, generally vesting 100% immediately (incentive) or after three to four years (qualified). There were no stock option grants during fiscal 2006 or 2005.

    Stock option activity for fiscal 2006 was as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                          WEIGHTED AVERAGE       REMAINING
                                            NUMBER OF      EXERCISE PRICE    CONTRACTUAL TERM
                                            OPTIONS *         PER SHARE         (IN YEARS)
                                            ---------     ----------------   ----------------
Outstanding on December 31, 2005              373,250          $  2.59
  Canceled                                   (182,000)           (1.91)
                                             --------          -------

Outstanding on December 31, 2006              191,250          $  3.24            0.4 years
                                             ========          =======            =========

* All outstanding options are exercisable.

The aggregate intrinsic value of our stock options (the amount by which the market price exceeded the exercise price of the option) exercised during fiscal 2006 and 2005, was $0 and $176,826, respectively. At December 31, 2006, the exercise price of substantially all options exceeded the market price of our stock.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE F  -  EQUITY TRANSACTIONS - CONTINUED


    Stock-Based Compensation

    In January 2005, the Company extended the exercise period for options held by two former executive officers of the Company and one former employee by two years from the date of their respective employment termination dates (but not longer than the stock options normal expiration date, if earlier). There were 222,667 options with a weighted average exercise price of $0.83 per share subject to the modification in the exercise period. Normally, these options would have expired ninety days from the employee's termination date. Because of the modification to the terms related to the exercise period granted to those former employees, the Company recorded compensation expense of $99,957 during the first quarter ended March 31, 2005.

    In July 2002, 803,958 options outstanding with a weighted average grant price of $4.54 per share were re-priced to $0.81 per share. As a result of the re-pricing, the option values were adjusted based on changes in the Company's stock price at each balance sheet date. During the year ended December 31, 2005, the Company reversed previously recorded compensation expense of $30,865, as a result of decreases in the price of the Company stock. At December 31, 2006, none of these options were outstanding or exercisable because they were all expired, exercised, or cancelled.

    Stock Repurchase Program

    The Company has a stock repurchase program pursuant to which up to 500,000 shares, or approximately 12% of the Company's outstanding common stock, may be repurchased. The shares may be purchased from time to time through open market transactions, block purchases, tender offers, or in privately negotiated transactions. The total consideration for all shares repurchased under this program cannot exceed $2,000,000. There were no shares repurchased during 2006 and 2005. Since the program's inception, the Company has repurchased 175,650 shares for $543,400.

    Warrants

    In connection with the sale of the Company's corporate facility during 2003, the Company issued warrants to an outside party to purchase 200,000 shares of common stock. The warrants are exercisable and entitle the holder to purchase common stock at $0.90 per share until February 25, 2008.

                               LECTEC CORPORATION

                           DECEMBER 31, 2006 AND 2005

NOTE G  -  SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information is as follows:

                                          YEARS ENDED DECEMBER 31,
                                          ------------------------
                                            2006            2005
                                          --------       ---------

Cash paid for interest                    $   -          $  4,126

Cash paid for income taxes                    -            24,018

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 8A.  CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the principal executive and financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

    During the quarter ended December 31, 2006, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d--15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

       NAME                   AGE             TITLE
       ----                   ---             -----

Judd A. Berlin                50    Chief Executive Officer, Chief Financial
                                    Officer, Chairman of the Board of Directors

C. Andrew Rollwagen           51    Director

Daniel C. Sigg, M.D. PhD      42    Director



    Judd A. Berlin was elected to the offices of Chief Executive Officer, Chief Financial Officer, and Chairman of the Board on November 21, 2006. Mr. Berlin has been a director of the Company since May 2003. Mr. Berlin is a multinational entrepreneur and founder of Hello Corporation, an Asian-based company operating call centers for Fortune 100 companies. Mr. Berlin has also founded companies in Europe, the Middle East, and Asia in food distribution, broadcasting, and entertainment production. Mr. Berlin has an MBA from St. Thomas University in St. Paul, Minnesota. Mr. Berlin also serves as Chairman of the Company's Audit Committee.

    C. Andrew Rollwagen became a director in January 2005. Mr. Rollwagen has more than 25 years experience in banking and finance. He holds a Master of Business Administration degree from the University of St. Thomas, St. Paul, Minnesota and effective January 1, 2007, Mr. Rollwagen became the Senior Vice President, Chief Lending Officer, and Chief Operating Officer of Business Banking at First State Bank and Trust, a locally owned community bank serving the greater St. Croix Valley area in Minnesota.

    Daniel C. Sigg M.D. PhD was elected to the Company's Board of Directors on November 21, 2006. Dr. Sigg, a Swiss national, is currently serving as Sr. Manager in the R&D Division of Cardiac Rhythm Disease Management at Medtronic, Inc., a leading medical device and technology company, which he joined in 2001. Dr. Sigg is a board-certified anesthesiologist and has significant clinical experience. His pre-clinical expertise includes both academic and industrial R&D. His areas of interest and expertise include cardiovascular physiology, biotechnology, pharmacology, and local drug delivery. To date, Dr. Sigg has published 17 peer-reviewed papers, as well as numerous book chapters and abstracts, and is inventor of two issued and 14 pending U.S. patents. Dr. Sigg obtained his Medical Degree from the University of Basel, Switzerland, and his PhD degree in Physiology from the University of Minnesota. Dr. Sigg speaks German, English, French, and some Italian.

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

    Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners during 2006 have been satisfied.

AUDIT COMMITTEE

    Judd A. Berlin (Chairman) and Andrew Rollwagen comprise the Audit Committee of the Board of Directors pursuant to the rules of the Securities and Exchange Commission. Due to the Company's size, financial condition and prospects, the Board has not sought to add a Board member who would qualify as an audit committee financial expert under the definition promulgated by the Securities and Exchange Commission. Based on the size and complexity of the Company's financial statements, the Board does not believe that the absence of an audit committee financial expert materially undermines the ability of its Audit Committee to fulfill its obligations.

ETHICS CODE

    The Company has adopted a Code of Business Ethics applicable to all employees and its executive officers. The Company's Code of Business Ethics is an incorporated part of the LecTec Employee Handbook and is required to be read and signed upon the commencement of employment with the Company. A copy of the Company's Code of Business Ethics is available free of charge from the acting Secretary of the Company.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table shows the cash and non-cash compensation for the year ended December 31, 2006, paid to the Company's Chief Executive Officer and former Chief Executive Officer. No other individual served as an executive officer of the Company during fiscal 2006.

                           SUMMARY COMPENSATION TABLE


                                                                            All Other
Name and Principal Position                Year      Salary     Bonus      Compensation        Total
---------------------------                ----      ------     ------     ------------       --------

Judd A. Berlin (1)                         2006      $  -       $  -       $       -          $     -
   Chief Executive Officer
   and Chief Financial Officer

Alan C. Hymes, M.D. (2)                    2006         -          -          17,500(3)        17,500(3)
   Former Chief Executive Officer,
   and Chief Financial Officer


------------------------

    (1) Mr. Berlin has been a director since May 2003 and became Chief Executive Officer, Chief Financial Officer, and Chairman in November 2006. Mr. Berlin does not receive any compensation as an executive officer and has chosen not to receive director fees.

    (2) Alan C. Hymes, M.D, began serving as Chief Executive Officer, Chief Financial Officer, and Chairman on January 15, 2005. Dr. Hymes has been a director since 1977. Dr. Hymes resigned in November 2006. Dr. Hymes did not receive any compensation as an executive officer.

    (3) Represents fees paid to Dr. Hymes as a director in 2006.

There were no stock option grants during 2006 or 2005.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

    The following table sets forth information concerning outstanding equity awards held as of December 31, 2006, be each of the executive officers named in the Summary Compensation Table above.

----------------------------------------------------------------------------------
                               NUMBER OF
                               SECURITIES
                               UNDERLYING
                              UNEXERCISED
                              OPTIONS (#)     OPTION EXERCISE    OPTION EXPIRATION
           NAME               EXERCISABLE        PRICE ($)              DATE
----------------------------------------------------------------------------------
      Judd A. Berlin                 -                -                   -
----------------------------------------------------------------------------------
   Alan C. Hymes, M.D.           3,000             $6.625         January 20, 2007
                                 3,000             $5.00         December 17, 2007
----------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

    Our Board of Directors has established a policy that each of our non-employee directors receives an annual cash payment of $17,500 for annual services to the Company, as illustrated in the table below. This cash payment is paid in quarterly installments of $4,375 at the beginning of each of the following quarters in which services will be performed.

--------------------------------------------------------------------------------------------
                             FEES EARNED OR PAID
           NAME                  IN CASH ($)          OPTIONS AWARDS ($)          TOTAL ($)
--------------------------------------------------------------------------------------------
 C. Andrew Rollwagen               $17,500                    -                    $17,500
--------------------------------------------------------------------------------------------
 Daniel C. Sigg, M.D.(1)           $ 6,293                    -                    $ 6,293
--------------------------------------------------------------------------------------------

------------------------
(1) Mr. Sigg became a director of the Company on November 21, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

    The following table summarizes, with respect to the Company's equity compensation plans, the number of shares of the Company's common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company's equity compensation plans as of December 31, 2006.

                                                                                               NUMBER OF SECURITIES
                                                                    WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE       EXERCISE PRICE OF          FUTURE ISSUANCE UNDER
                                   ISSUED UPON EXERCISE OF            OUTSTANDING           EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,          OPTIONS, WARRANTS          (EXCLUDING SECURITIES
        PLAN CATEGORY                WARRANTS AND RIGHTS               AND RIGHTS         REFLECTED IN THE FIRST COLUMN)
        -------------             --------------------------       -----------------      ------------------------------
Equity compensation plans
approved by security holders               163,200                       $ 3.68                       543,500

Equity compensation plans
not approved by security
holders                                     28,050                       $ 0.67                       658,279
                                           -------                       ------                     ---------

            Total                          191,250                       $ 3.24                     1,201,779
                                           =======                       ======                     =========

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

TABLE OF SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 21, 2007, by each person, or group of affiliated persons, who is known to beneficially own more than 5% of LecTec's common stock, each of its directors, each of its executive officers named in the Summary Compensation Table above and all of its directors and executive officers as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of March 21, 2007 are considered outstanding. The column entitled "Number of Shares Beneficially Owned" includes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days of March 21, 2007. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of March 21, 2007 is listed separately under the column entitled "Number of Shares Underlying Options Beneficially Owned." Except as may be indicated in any footnotes to this table, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 4,153,998 shares of common stock outstanding on March 21, 2007. The address of each person named below is the same as that of the Company.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                                        NUMBER OF SHARES
                                                                           UNDERLYING
                                                                             OPTIONS            PERCENT OF
                                                   NUMBER OF SHARES       BENEFICIALLY            SHARES
NAME                                              BENEFICIALLY OWNED          OWNED             OUTSTANDING
----                                              ------------------    ----------------        -----------

Lee M. Berlin                                            411,759              6,000                9.88%
Alan C. Hymes, M.D.                                      405,373              6,000                9.73%
Judd A. Berlin (1)                                       137,145                  -                3.29%

C. Andrew Rollwagen                                            -                  -                   -

Daniel C. Sigg, M.D. PhD                                       -                  -                   -

All directors and executive officers as
a group (3 persons)                                      137,145                  -                3.30%

-------------------

(1) Mr. Judd Berlin holds a general power of attorney from his father, Mr. Lee Berlin, a founder and former Chief Executive Officer of the Company, to enable him to help manage his father's affairs. Under this power of attorney, which also names Mr. Lee Berlin's spouse as an attorney-in-fact, Mr. Judd Berlin could exercise voting or investment power over his father's shares of the Company's Common Stock. To date, Mr. Judd Berlin has not exercised this power with respect to his father's shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

DIRECTOR INDEPENDENCE

    The Company is not a listed issuer and so is not subject to the director independence requirements of any exchange or inter-dealer quotation system. Nevertheless, in determining whether one of our directors or nominees for director is independent, the Company uses the definition of independence provided in Rule 4200(a)(15) of The NASDAQ Stock Market's Marketplace Rules. Under this definition of independence, Directors C. Andrew Rollwagen and Dr. Daniel C. Sigg, who comprise a majority of our current Board of Directors, would be independent directors of the Company. Judd A. Berlin, the third member of our current Board of Directors, and Dr. Alan C. Hymes, who was one of our directors for most of 2006, would not be considered independent because they are or were serving as executive officers of the Company.

ITEM 13. EXHIBITS


                                                                                          Method of
                                                                                           Filing
                                                                                          ---------
    3.01       Articles of Incorporation of LecTec Corporation, as amended                   (1)

    3.02       Bylaws of LecTec Corporation                                                  (1)

 **10.01       LecTec Corporation 1989 Stock Option Plan                                     (2)

 **10.02       LecTec Corporation 1991 Directors' Stock Option Plan                          (2)

 **10.03       LecTec Corporation 1998 Stock Option Plan                                     (3)

 **10.04       LecTec Corporation 1998 Directors' Stock Option Plan                          (3)

 **10.05       LecTec Corporation 2001 Stock Option Plan                                     (4)

   10.06       Sale Leaseback Agreement By and Between LecTec Corporation and Larry
               Hopfenspirger, dated February 25, 2003.                                       (5)

   10.07       Office/warehouse lease dated May 23, 2003, by and between SMD Lincoln
               Investments LLC and LecTec Corporation.                                       (6)

  *10.08       Supply and License Agreement By and Between LecTec Corporation and
               Novartis Consumer Health, Inc. executed on July 19, 2004 and effective
               as of January 1, 2004.                                                        (7)

   10.09       Promissory Note By and Between LecTec Corporation and Novartis Consumer
               Health, Inc. executed on July 19, 2004 and effective as of January 1,
               2004.                                                                         (7)

   10.10       Security Agreement By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. executed on July 19, 2004 and effective as of
               January 1, 2004.                                                              (7)

   10.11       General Terms and Conditions for the Purchase of Capital Equipment
               dated as of December 2, 2004 between Novartis Consumer Health, Inc. and
               LecTec Corporation.                                                           (8)

 **10.12       Separation Agreement dated December 28, 2004 by and between LecTec
               Corporation and Timothy P. Fitzgerald.                                        (9)

   10.13       Sub-Lease Agreement by and between LecTec Corporation and The Furniture
               Source dated May 10, 2006                                                     (10)

   23.01       Consent of Lurie Besikof Lapidus & Company, LLP                               (11)

   24.01       Power of Attorney                                                             (12)

   31.01       Certification of Principal Executive Officer                                  (11)

   31.02       Certification of Principal Financial Officer                                  (11)

   32.01       Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as
               adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.            (11)

   99.01       Cautionary Statements                                                         (11)

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

(10)  Incorporated herein by reference to the Company's Quarterly Report on Form
      10-QSB for the quarter ended March 31, 2006.

(11)  Filed herewith.

(12)  Included on signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table sets forth information concerning fees and services billed or expected to be billed by the Company's principal outside accountant, Lurie Besikof Lapidus & Company, LLP for 2006 and 2005:

                             2006           2005          NATURE OF SERVICES PROVIDED
                           --------      ---------        ---------------------------------
Audit fees                 $ 31,800      $  32,000        Audits and quarterly reviews
                                                          of financial statements of
                                                          the Company

Audit-related fees                -              -

Tax fees                      7,495          7,500        Tax return preparation and
                                                          research

All other fees                    -          8,685        Expenses related to SEC Comment
                           --------      ---------        Letter resolution and amended SEC
                                                          filing, agreement reviews, and
                                                          discontinued operations issues
                           $ 39,295      $  48,185
                           ========      =========


    Because of the Company's size, complexity, financial condition and prospects, the Audit Committee is apprised of and pre-approves all fees for services provided by the Company's outside accountants. All fees paid to the Company's outside accountants for 2006 and 2005 were approved by the Audit Committee of the Board of Directors. The Audit Committee has considered whether non-audit services provided by the outside accountant during 2006 and 2005 were compatible with maintaining the outside accountants' independence.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2007.

                                    LECTEC CORPORATION



                                    /s/ Judd A. Berlin
                                    ---------------------------
                                    Judd A. Berlin
                                    Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Judd A. Berlin (with full power to act alone), as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-KSB of LecTec Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Judd A. Berlin                                          March 29, 2007
--------------------------------------------------
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer,
and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)


/s/ C. Andrew Rollwagen                                     March 29, 2007
--------------------------------------------------
C. Andrew Rollwagen
Director


/s/ Daniel C. Sigg, M.D.                                    March 29, 2007
--------------------------------------------------
Daniel C. Sigg, M.D.
Director

                                  EXHIBIT INDEX

Exhibit No.
----------
       3.01    Articles of Incorporation of Registrant, as amended (Note 1).

       3.02    Bylaws of Registrant (Note 1).

   ** 10.01    LecTec Corporation 1989 Stock Option Plan (Note 2).

   ** 10.02    LecTec Corporation 1991 Directors' Stock Option Plan (Note 2).

   ** 10.03    LecTec Corporation 1998 Stock Option Plan (Note 3).

   ** 10.04    LecTec Corporation 1998 Directors' Stock Option Plan (Note 3).

   ** 10.05    LecTec Corporation 2001 Stock Option Plan (Note 4).

      10.06    Sale Leaseback Agreement By and Between LecTec Corporation and
               Larry Hopfenspirger, dated February 25, 2003 (Note 5).

      10.07    Office/warehouse lease May 23, 2003, by and between SMD Lincoln
               Investments LLC and LecTec Corporation (Note 6).

     *10.08 Supply and License Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

      10.09    Promissory Note By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

      10.10    Security Agreement By and Between LecTec Corporation and Novartis
               Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

      10.11    General Terms and Conditions for the Purchase of Capital
               Equipment dated as of December 2, 2004 between Novartis Consumer
               Health, Inc. and LecTec Corporation (Note 8).

   ** 10.12    Separation Agreement dated December 28, 2004 by and between
               LecTec Corporation and Timothy P. Fitzgerald (Note 9).

      10.13    Sub-Lease Agreement by and between LecTec Corporation and The
               Furniture Source dated May 10, 2006 (Note 10).

      23.01    Consent of Lurie Besikof Lapidus & Company, LLP (Note 11).

      24.01    Power of Attorney (Note 12).

      31.01    Certification of Principal Executive Officer (Note 11).

      31.02    Certification of Principal Financial Officer (Note 11).

      32.01 Chief Executive Officer Certification Pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Note 11).

      99.01    Cautionary Statements (Note 11).

Exhibit Notes:
-------------
*     Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

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

(10)  Incorporated herein by reference to the Company's Quarterly Report on Form
      10-QSB for the quarter ended March 31, 2006.

(11)  Filed herewith.

(12)  Included on signature page.