Form 10QSB
period 2007-06-30
LECTEC CORP /MN/
filed 2007-08-13
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission file number: 0-16159
LECTEC CORPORATION

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1301878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5610 Lincoln Drive, Edina, Minnesota	55436

(Address of principal executive offices)	(Zip Code)
(952) 933-2291

(Issuer’s telephone number, including area code)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 13, 2007 was 4,176,048 shares.
Transitional Small Business Disclosure Format (Check one).
Yes ☐ No ☑

LECTEC CORPORATION
REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
Forward-Looking Statements
     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc. (“Novartis”), which is not currently selling the Company’s licensed product, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the “Cautionary Statements” filed as Exhibit 99.01 to Form 10-KSB for the year ended December 31, 2006.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,053,799	$1,281,785
Prepaid expenses and other	48,952	66,285

Total current assets	1,102,751	1,348,070

OTHER ASSETS:
Patent costs	53,603	65,191
Prepaid insurance — director and officer	81,117	101,396

	134,720	166,587

TOTAL ASSETS	$1,237,471	$1,514,657

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,035	$14,479
Accrued expenses	57,020	73,395
Discontinued operations	130,000	130,000

Total current liabilities	204,055	217,874

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,163,998 and 4,148,998 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	41,640	41,490
Additional contributed capital	11,856,436	11,847,536
Accumulated deficit	(10,864,660)	(10,592,243)

	1,033,416	1,296,783

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$1,237,471	$1,514,657

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue — royalty and licensing fees	$—	$—	$—	$92,277
Operating expenses	171,558	123,469	300,760	278,823

Loss from operations	(171,558)	(123,469)	(300,760)	(186,546)

Interest income	13,467	17,407	28,343	28,911

NET LOSS	$(158,091)	$(106,062)	$(272,417)	$(157,635)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,157,295	4,148,998	4,155,572	4,148,998

LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(272,417)	$(157,635)
Adjustments to reconcile net cash (used in) provided by operating activities:
Amortization of patent costs	11,588	13,121
Changes in operating assets and liabilities:
Royalty receivable	—	214,906
Prepaid expenses and other	37,612	30,420
Accounts payable	2,556	17,650
Accrued expenses	(16,375)	16,590

Net cash (used in) provided by operating activities	(237,036)	135,052

Cash flows from financing activities:
Proceeds from the exercise of stock options	9,050	—

Net (decrease) increase in cash and cash equivalents	(227,986)	135,052

Cash and cash equivalents — beginning of period	1,281,785	1,310,578

Cash and cash equivalents — end of period	$1,053,799	$1,445,630

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
June 30, 2007 and 2006
(Unaudited)
(1)	General
          The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2)	Business Summary and Critical Accounting Policies
     Business Summary
          The Company is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents. The Company has one licensing agreement (“Novartis Agreement” or “Agreement”) with Novartis, which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches which were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents on its hydrogel technology. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin.
     Critical Accounting Policies
          Some of the Company’s most critical accounting policies include:
          Revenue Recognition. Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis, based upon sales information of licensed products sold by Novartis, and collection is reasonably assured.
          Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no such impairment existed at June 30, 2007.
          Royalty Receivable. The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement. At June 30, 2007, the Company did not have an outstanding royalty receivable with Novartis due to a voluntary nationwide recall of licensed products from the Company to Novartis. The Company is currently engaged in an audit of royalties that are due to the Company pursuant to the Agreement. The audit period was from January 1, 2005, up to the point of the product recall in June 2006. Royalty income is recognized based on net sales information provided by Novartis, covering sales of products under the License Agreement for the applicable periods. The Company believes it has been paid all royalty income due to the Company in the United States territory based on information provided by Novartis. This information has been audited and confirmed by an independent firm engaged by the Company pursuant to the Agreement up to the point of the product recall in June 2006. To date, however, the Company has not been able to determine and audit the amount of royalties that may be due to the Company from sales of licensed products in Canada and Mexico, which are listed as additional fields of use in the Agreement. The Company has contacted Novartis to obtain the additional information it needs to complete the audit. The Company has not recorded any additional royalty income due to the audit because of this uncertainty.
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
          Stock-Based Compensation. There were no stock options granted during the three and six months ended June 30, 2007 or 2006 and therefore, the Company did not record any stock compensation expense. The Company has no back dating issues relating to current outstanding options. All outstanding options were issued at fair market value at the time of grant.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company was required to apply SFAS No. 123(R) effective January 1, 2006. Thus, the Company’s financial statements reflect the cost for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service had not been rendered as of that date, based on the grant date estimated fair value.
          All of the Company’s options were fully vested as of December 31, 2006 and there were no new grants, or modifications to existing grants, during the three and six months ended June 30, 2007. Therefore, the adoption of SFAS No. 123(R) had no impact on the Company’s financial statements.
(3)	Loss Per Common Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options and warrants to purchase 255,250 and 260,250 shares of common stock with a weighted average exercise price of $1.55 and $1.53 were outstanding during the three and six months ended June 30, 2007, respectively. Common stock options and warrants to purchase 421,250 and 446,250 shares of common stock with a weighted average exercise price of $2.02 and $2.02 were outstanding during the three and six months ended June 30, 2006, respectively. Because the Company had a loss from operations during the three and six months ended June 30, 2007 and 2006, those shares were excluded from the loss per share computations because they were antidilutive.
(4)	Income Taxes
          The income tax benefit for the three and six months ended June 30, 2007 and 2006, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and six months ended June 30, 2007 and 2006, as the realization of such benefit is not reasonably assured.
          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for an entity’s fiscal year beginning after December 15, 2006. The Company does not believe the adoption of Fin 48 had a significant impact on its financial statements.
(5)	Novartis Supply and License Agreement
          In July 2004, the Company entered into a supply and license agreement, effective as of January 1, 2004 (the “Agreement”), with Novartis. Under the Agreement, the Company also granted to Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement. The License will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration (14 years) permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing January 1, 2005, Novartis is required by the Agreement to pay royalties at an agreed upon percentage to the Company based on net sales as defined in the Agreement of vapor patches by Novartis for each year the License is in effect.
          In March 2005, Novartis notified the Company of its intention to enter the adult market pursuant to an option under the Agreement. The royalty terms related to sales by Novartis in the adult market are the same as the pediatric market in the defined fields of use in the Agreement.
          In June 2006, Novartis issued a nationwide recall of all of its Triaminic® vapor patch products. The Company has not recorded any royalty income since June 2006 because of the uncertainties related to the recall. In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was “due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it.” At the same time that Novartis announced this voluntary recall, the U.S. Food and Drug Administration (“FDA”) issued a release warning consumers “not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children.” Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company.
          In January 2007, the Company engaged an independent firm to audit the royalties due to the Company pursuant to the Agreement. The audit period was from January 1, 2005, up to the product recall in June 2006. Royalty income recognized during this period was based on net sales information provided by Novartis, covering sales of products under the Agreement for the applicable periods. The Company believes that it has earned and been paid all royalty income due to the Company in the North America territory up to the product recall in June 2006. To date, the Company has not been able to audit the amount of royalties that may be due to the Company from sales of licensed products in Canada and Mexico, which are listed as additional fields of use in the Agreement. The Company has contacted Novartis to obtain the additional information it needs to complete the audit. The Company has not recorded any additional royalty income due to the uncertainty of the pending outstanding audit issues.
          On April 24, 2007, the Company was informed that the United States Patent & Trademark Office (“USPTO”) had completed a re-examination of a critical patent pertinent to the Agreement and has been issued a re-examination certificate. The re-issued patent essentially strengthens the Company’s position with respect to protection of its rights under this patent. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches which contain a reservoir of medication to be delivered into the body by absorption through the skin. Patches produced under this patent have been used for a number of applications including, among others, the localized treatment of pain and the delivery by infusion of certain medications for systemic conditions.
          The Company is exploring mutual opportunities with Novartis under the Agreement in an effort to rejuvenate the Company’s revenue stream and is pursuing other licensing opportunities related to patents the Company holds.
(6)	Discontinued Operations
          The liability for discontinued operations at June 30, 2007 and December 31, 2006 consisted of a reserve for sales returns and credits for sales prior to the discontinuance of operations in December 2004.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
          The Company wound down and ceased its previous contract manufacturing operations at the end of 2004. Because of this, the past and future financial results related to contract manufacturing have been treated as discontinued operations for financial reporting purposes. Continuing operations consist of the Company’s current structure as an intellectual property licensing and holding company. There were no costs involved for discontinued operations for the three and six months ended June 30, 2007 or 2006.
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Results of Operations
          The Company did not record any royalty income during the three or six months ended June 30, 2007, compared to royalty income of $0 and $92,277 for the three and six months ended June 30, 2006, respectively. The decrease is attributable to the previously discussed product recall by Novartis, (See Note 5 of Notes to Condensed Financial Statements in this Form 10-QSB).
          Operating expenses increased $48,089, to $171,558 for the second quarter ended June 30, 2007, from operating expenses of $123,469 for the comparable quarter in 2006. The increase in operating expenses resulted primarily from an increase in consulting expenses relating to the Company’s efforts to strengthen its patent protection rights. For the six months ended June 30, 2007, operating expenses increased $21,937 to $300,760, from $278,823 for the six months ended June 30, 2006. The increase in operating expenses resulted from an increase in consulting expenses related to the Company’s efforts to strengthen its patent protection rights, new patent costs, and general patent maintenance costs, which were partially offset by reductions in net lease expenses, legal and accounting costs, and general overall reductions in operating expenses. The Company anticipates that it can further reduce operating expenses. However, these savings may be offset with costs related to additional actions the Company decides to take with respect to protecting its intellectual property.
          For the second quarter ended June 30, 2007, the Company recorded a net loss of $(158,091), or $(0.04) per basic and diluted share, compared to a net loss of $(106,062), or $(0.03) per basic and diluted share, for the same quarter in 2006. For the six months ended June 30, 2007, the Company recorded a net loss of $(272,417), or $(0.07) per basic and diluted share, compared to a net loss of $(157,635), or $(0.04) per basic and diluted share, for the same period in the 2006. The increase in net loss for the three and six month periods ended June 30, 2007 from the comparable periods in 2006 is due to the lack of royalty income during the three and six month periods ended June 30, 2007 and the increase in operating expenses discussed above.
Income Taxes
          The income tax benefit for the three and six months ended June 30, 2007 and 2006 was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and six months ended June 30, 2007 and 2006, as the realization of such benefits is not reasonably assured.
Effect of Inflation
          Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
          Cash and cash equivalents decreased $227,986 for the six month period ended June 30, 2007, to $1,053,799, from cash and cash equivalents of $1,281,785 at December 31, 2006. The decrease in cash and cash equivalents resulted primarily from a lack of royalty income from Novartis relating to the previously discussed product recall and the reduction in cash resulting from the general outflow of operating expenses.

          There were no material commitments for capital expenditures at June 30, 2007 or 2006.
          The Company had working capital of $898,696 and a current ratio of 5.40% at June 30, 2007 compared to working capital of $1,130,196 and a current ratio of 6.19% at December 31, 2006. The decline in working capital and the current ratio at June 30, 2007, compared to December 31, 2006, was primarily due to the net loss of ($272,417) that the Company incurred during the six months ended June 30, 2007, and partially offset by the exercise of stock options and other working capital changes.
          Shareholders’ equity decreased $263,367, to $1,033,416 at June 30, 2007 from $1,296,783 at December 31, 2006, primarily due to the net loss the Company incurred during the six months ended June 30, 2007, partially offset by stock option exercises by former employees of the Company.
          The Company believes its existing cash and cash equivalents will be sufficient to fund operations through 2007 and 2008, based upon its current cash on hand, and the anticipated operating expenses the Company is likely to incur during 2007 and 2008. The Company earns interest on its available cash. Interest income earned during the three and six month periods ended June 30, 2007 was $13,467 and $28,343, respectively (4.9% average annual interest). Interest income earned during the three and six month periods ended June 30, 2006 was $17,407 and $28,911, respectively (4.2% average annual interest). Management has been proactive to rejuvenate its revenue stream from Novartis and other sources in order for the Company to be viable in the future. Management has been working with Novartis to address the issues surrounding the product recall as well as exploring other licensing opportunities pertaining to the intellectual property the Company owns.
          The Company’s strategy is to pursue additional agreements with Novartis and concurrently pursue similar agreements with other domestic and foreign manufacturers to enable them to use the Company’s proprietary patch technology in producing or selling topical patch products in the future. Furthermore, the Company is assessing the value of its patent portfolio to enhance its options with respect to future licensing opportunities, attraction of potential merger or acquisition candidates, or the sale of the Company or public shell as a whole. The Company is also taking steps to strengthen its primary patents for territories of use, including the United States, Europe, and other countries. This effort is also intended to strengthen the Company’s position with respect to other companies that may be infringing on the patents the Company owns. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from the protection of patent rights pertaining to the Company’s intellectual property.
          The Company was recently granted a re-examination certificate which expands the Company’s prior claims for a major patent the Company holds. This will enhance and strengthen the Company’s position with respect to potential patent infringement in the marketplace and differentiate and clarify our claims under this particular patent. The Company is taking steps to evaluate its current position in light of this event, including market research studies and other efforts to gather and document information to solidify the Company’s patent protection rights.
          The Company’s working capital requirements are dependent upon adequate levels of royalty and licensing income to fund operations. Without this income the Company will continue to use cash to fund continuing operations. Management has been proactive with Novartis in an effort to rejuvenate its revenue stream, and is pursuing other options including territory expansion, pediatric and adult market expansion, consideration of other licensing opportunities of products for which the Company has patents, and other efforts to protect the Company’s patent rights. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating other licensing opportunities with Novartis or other companies, due to the uncertainties and risks described in the “Cautionary Statements” included as Exhibit 99.01 to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
CRITICAL ACCOUNTING POLICIES
          Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended June 30, 2007 and 2006. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-QSB.

ITEM 3 — CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
          During the three months ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
          None.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5 — OTHER INFORMATION
          None.
ITEM 6 — EXHIBITS

Exhibit No.	Description

3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01	Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006).

II-1

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECTEC CORPORATION
Date: August 13, 2007	By	/s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, & Director (principal financial officer and duly authorized officer)

II-2

EXHIBIT INDEX

Exhibit No.	Description

3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01	Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006).