Form 10QSB
period 2007-09-30
LECTEC CORP /MN/
filed 2007-11-14
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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
Yes ☑      No☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock as of November 14, 2007 was 4,176,048 shares.
Transitional Small Business Disclosure Format (Check one).
Yes ☐      No ☑

LECTEC CORPORATION
REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
     Forward-Looking Statements
          From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc. (“Novartis”), the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the “Cautionary Statements” filed as Exhibit 99.01 to Form 10-KSB for the year ended December 31, 2006.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —	CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$943,398	$1,281,785
Prepaid expenses and other	70,087	66,285

Total current assets	1,013,485	1,348,070

OTHER ASSETS:
Patent costs	47,981	65,191
Prepaid insurance — director and officer	70,977	101,396

	118,958	166,587

TOTAL ASSETS	$1,132,443	$1,514,657

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,156	$14,479
Accrued expenses	54,904	73,395
Discontinued operations	130,000	130,000

Total current liabilities	214,060	217,874

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,176,048 and 4,148,998 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	41,760	41,490
Additional contributed capital	12,198,278	11,847,536
Accumulated deficit	(11,321,655)	(10,592,243)

	918,383	1,296,783

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$1,132,443	$1,514,657

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue — royalty and licensing fees	$—	$34,383	$—	$126,660
Operating expenses	469,283	113,067	770,043	391,890

Loss from operations	(469,283)	(78,684)	(770,043)	(265,230)

Interest income	12,288	16,759	40,631	45,670

NET LOSS	$(456,995)	$(61,925)	$(729,412)	$(219,560)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic and diluted	4,175,371	4,148,998	4,162,245	4,148,998

LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.01)	$(0.18)	$(0.05)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(729,412)	$(219,560)
Adjustments to reconcile net cash (used in) provided by operating activities:
Compensation expense related to stock options	332,925	—
Amortization of patent costs	17,210	19,345
Changes in operating assets and liabilities:
Royalty receivable	—	214,906
Prepaid expenses and other	26,617	21,954
Accounts payable	14,677	887
Accrued expenses	(18,491)	13,730

Net cash (used in) provided by operating activities	(356,474)	51,262

Cash flows from financing activities:
Proceeds from the exercise of stock options	18,087	—

Net (decrease) increase in cash and cash equivalents	(338,387)	51,262

Cash and cash equivalents — beginning of period	1,281,785	1,310,578

Cash and cash equivalents — end of period	$943,398	$1,361,840

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
September 30, 2007 and 2006
(Unaudited)
(1) General
          The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The interim condensed financial statements are unaudited, and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business Summary and Critical Accounting Policies
     Business Summary
          The Company is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents. The Company has a licensing agreement (“Novartis Agreement” or “Agreement”) with Novartis, which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches which were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents on its hydrogel technology. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin.
     Critical Accounting Policies
          Revenue Recognition. Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis, based upon sales information of licensed products sold by Novartis, and collection is reasonably assured.
          Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no such impairment existed at September 30, 2007.
          Royalty Receivable. The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement. At September 30, 2007, the Company did not have an outstanding royalty receivable with Novartis due to a voluntary nationwide recall of licensed products by Novartis in June 2006 (Note 5).
          Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that may affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          Share-Based Compensation. At a Board of Directors meeting on September 20, 2007 and a subsequent meeting of the Company’s Compensation Committee, the Committee granted stock options to each of the three members of the Board of Directors of the Company, as well as to its sole employee. The terms of the options granted to the four optionees were identical except that the options granted to the Company’s only employee, qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the Directors was granted non-qualified stock options. Each of the four optionees was granted two options. Each optionee received an option to purchase 25,000 shares of the Company’s common stock at the closing price for the stock on September 20, 2007 as reported on the OTC Bulletin Board (i.e., $2.60 per share). In addition, each optionee received a second option to purchase 25,000 shares of the Company’s common stock at $5.20 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 20, 2017. All of the options provide that termination of service as a Director or employee of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate. Subsequent to the grant of these options, The Company’s CEO informed the other members of the Board that, given his existing significant equity holdings in the Company, he would surrender to the Company for cancellation the two options granted to him on September 20, 2007 by the Compensation Committee. The net 150,000 option grants are the only grants for the three and nine months ended September 30, 2007. The options granted were approved under plans that were previously approved by shareholders. There were no option grants for the three and nine months ended September 30, 2006. All of the Company’s outstanding options and warrants are fully vested as of September 30, 2007.
          The Company recorded share-based compensation expense of $332,925 or $0.08 per share for the three and nine months ended September 30, 2007. The fair value of the options granted were determined utilizing the Black-Scholes-Merton option pricing model with the following weighted-average assumptions; zero dividend yield, expected volatility of 147%, risk-free interest rate of 4.35%, and expected life of 4.0 years. There was no share-based compensation expense recorded for the three and nine months ended September 30, 2006.
          Recent Accounting Pronouncements:
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, the adopting SFAS 159 will have on our operating income or net earnings.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs, and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and related disclosures.
(3) Loss Per Common Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents when dilutive. Stock options and warrants to purchase 393,200 and 396,250 shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of the diluted loss per common share because they were antidilutive.
(4) Income Taxes
          The income tax benefit for the three and nine months ended September 30, 2007 and 2006, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and nine months ended September 30, 2007 and 2006, as the realization of such benefit is not reasonably assured.
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

(5) Novartis Supply and License Agreement
          In July 2004, the Company entered into a supply and license agreement with Novartis, effective as of January 1, 2004 (the “Agreement”). Under the Agreement, the Company also granted to Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches being supplied under the Agreement. The License will continue for the duration of any patents included in the licensed intellectual property and, with respect to all other elements of the licensed intellectual property, for the maximum duration (14 years) permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric market and the adult cough/cold market. Commencing January 1, 2005, Novartis is required by the Agreement to pay royalties at an agreed upon percentage to the Company based on net sales as defined in the Agreement of vapor patches by Novartis for each year the License is in effect.
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
          In January 2007, the Company engaged an independent firm to audit the royalties due to the Company pursuant to the Agreement. The audit period was from January 1, 2005, up to the product recall in June 2006. Royalty income recognized during this period was based on net sales information provided by Novartis, covering sales of products under the Agreement for the applicable periods. The Company believes that it has earned and been paid all royalty income due to the Company in the North America territory up to the product recall in June 2006. To date, the Company has not been able to audit the amount of royalties that may be due to the Company from sales of licensed products in Canada and Mexico, which are listed as additional fields of use in the Agreement. The Company has contacted Novartis to obtain the additional information it needs to complete the audit. The Company has not recorded any additional royalty income due to the uncertainty of the pending outstanding audit issues, but is currently negotiating with Novartis the amount due to the Company.
          In April 2007, the Company was informed that the United States Patent and Trademark Office (“USPTO”) had completed a re-examination of a critical patent pertinent to the Agreement and has been issued a re-examination certificate. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches which contain a reservoir of medication to be delivered into the body by absorption through the skin.
          In August 2007, the Company proposed a settlement of $125,000 to Novartis to finalize the royalty income audit related to Canada and Mexico territories. Novartis has proposed a counter settlement of $21,946. The main difference is Novartis’ position for the handling of product returns resulting from the aforementioned product recall. The Company is currently negotiating with Novartis to resolve this matter. The Company has not recorded any additional royalty income resulting from the audit because of this uncertainty.
          Novartis has informed the Company that they have launched an Adult Vapor Patch product in the United States for this upcoming cough/cold season. Product shipments are currently being made to U.S. retail customers. This is a significant development for the Company in its effort to rejuvenate its revenue stream. The Company will receive royalty income based upon sales of these vapor patch products under the terms of the Licensing Agreement the Company has with Novartis. The Company has not recorded any royalty income resulting from the sales of the adult patch because of the recent launch of this product and the uncertainty of the amount of royalty income earned from early sales of this new product.

          The Company is exploring mutual opportunities with Novartis under our current Agreement and is also pursuing other opportunities including research and development (“R&D”) in an effort to enhance and rejuvenate the Company’s revenue stream as well as evaluating licensing opportunities related to other patents the Company holds.
(6) Discontinued Operations
          The liability for discontinued operations at September 30, 2007 and December 31, 2006 consisted of a reserve for sales returns and credits for sales prior to the discontinuance of operations in December 2004.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
          Current operations consist of the Company’s structure as an intellectual property licensing and holding company. Previously, the Company wound down and ceased its contract manufacturing operations at the end of 2004. Because of this, any results related to contract manufacturing have been treated as discontinued operations for financial reporting purposes. There were no costs incurred for discontinued operations for the three and nine months ended September 30, 2007 or 2006.
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Results of Operations
          The Company did not record any royalty income during the three or nine months ended September 30, 2007, compared to royalty income of $34,383 and $126,660 for the three and nine months ended September 30, 2006, respectively. The decrease is attributable to the previously discussed product recall by Novartis (See Note 5 of Notes to Condensed Financial Statements in this Form 10-QSB).
          Operating expenses increased $356,216, to $469,283 for the third quarter ended September 30, 2007, from operating expenses of $113,067 for the comparable quarter in 2006. The increase in operating expenses during this period resulted primarily from an increase in compensation expense from the granting of fully vested options of $332,925 (See Note 2 of Notes to Condensed Financial Statements in this Form 10-QSB), and increases in consulting and legal expenses relating to the Company’s efforts to evaluate the value of the Company’s Intellectual Property (“IP”) portfolio for licensing, merger and acquisition opportunities, and also to evaluate infringement issues to protect the Company’s IP portfolio.
          For the nine months ended September 30, 2007, operating expenses increased $378,153 to $770,043, from $391,890 for the nine months ended September 30, 2006. The increase in operating expenses during this period resulted primarily from the increase in compensation expense discussed above coupled with an increase in consulting expenses related to the Company’s efforts surrounding its IP portfolio, new patent costs, and general patent maintenance costs, which were partially offset by reductions in net lease expenses, legal and accounting costs, and general overall reductions in operating expenses. The Company anticipates that it will further continue to reduce general operating expenses. However, these savings may be offset with costs related to additional actions the Company decides to take with respect to protecting its intellectual property.
          For the third quarter ended September 30, 2007, the Company recorded a net loss of $(456,995), or $(0.11) per basic and diluted share, compared to a net loss of $(61,925), or $(0.01) per basic and diluted share, for the same quarter in 2006. For the nine months ended September 30, 2007, the Company recorded a net loss of $(729,412), or $(0.18) per basic and diluted share, compared to a net loss of $(219,560), or $(0.05) per basic and diluted share, for the same period in the 2006.
          The increase in net loss for the three and nine month periods ended September 30, 2007 from the comparable periods in 2006 is due to the lack of royalty income during the three and nine month periods ended September 30, 2007, the increase in compensation expense of $332,925 discussed above, and the general increase in operating expenses related to patent protection costs discussed above.
Income Taxes
          The income tax benefit for the three and nine months ended September 30, 2007 and 2006, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and nine months ended September 30, 2007 and 2006, as the realization of such benefits is not reasonably assured.
Effect of Inflation
          Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources
          Cash and cash equivalents decreased $338,387 for the nine month period ended September 30, 2007, to $943,398, from cash and cash equivalents of $1,281,785 at December 31, 2006. The decrease in cash and cash equivalents resulted primarily from a lack of royalty income from Novartis relating to the previously discussed product recall and the reduction in cash resulting from the general outflow of operating expenses.
          There were no material commitments for capital expenditures at September 30, 2007.
          The Company had working capital of $799,425 and a current ratio of 4.73% at September 30, 2007 compared to working capital of $1,130,196 and a current ratio of 6.19% at December 31, 2006. The decline in working capital and the current ratio at September 30, 2007, compared to December 31, 2006, was primarily due to the net loss of ($729,412) that the Company incurred during the nine months ended September 30, 2007, and partially offset by non-cash compensation expense related to the grant of fully vested options of $332,925, the exercise of stock options, and other working capital changes.
          Shareholders’ equity decreased $378,400 to $918,383 at September 30, 2007 from $1,296,783 at December 31, 2006, primarily due to the net loss the Company incurred during the nine months ended September 30, 2007, partially offset by compensation expense of $332,925 discussed above and stock option exercises of $18,087 by former employees of the Company.
          The Company believes its existing cash and cash equivalents will be sufficient to fund operations through 2007 and 2008, based upon its current cash on hand, and the anticipated operating expenses the Company is likely to incur during 2007 and 2008. The Company earns interest on its available cash. Interest earned during the three and nine months ended September 30, 2007 was $12,288 and $40,631, respectively (4.9% average annual interest). Interest earned during the three and nine months ended September 30, 2006 was $16,759 and $45,670, respectively (4.7% average annual interest). Management has been proactive to rejuvenate its revenue stream from Novartis and other sources in order for the Company to be viable in the future. Management has been working with Novartis to address the issues surrounding the product recall as well as exploring other licensing opportunities pertaining to the IP the Company owns.
          The Company’s strategy is to evaluate and promote its current IP portfolio for licensing purposes, with domestic and foreign manufacturers to enable them to use the Company’s proprietary patch technology in producing or selling topical patch products in the future. This effort will also enhance the Company’s options with respect to future licensing opportunities, attraction of potential merger or acquisition candidates, or the sale of the Company. The Company is also taking steps to strengthen its patents for territories of use, including the United States, Europe, and other countries. The Company is also focused on strengthening its position with respect to other companies that may be infringing on the patents the Company owns. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from the protection of patent rights pertaining to the Company’s IP.
          In April 2007, the Company was granted a re-examination certificate which expanded the Company’s prior claims related to a major patent the Company holds. This will differentiate and clarify our claims under this particular patent. The Company is taking steps to evaluate its current position in light of these events, including market research studies, using other outside resources, and other efforts to gather and document information to aid in the protection of the Company’s patent rights.
          Novartis has informed the Company that they have launched an Adult Vapor Patch product in the United States for this upcoming cough/cold season. Product shipments are currently being made to U.S. retail customers. This is a significant development for the Company in its effort to rejuvenate its revenue stream. The Company will receive royalty income based upon sales of these vapor patch products under the terms of the Licensing Agreement the Company has with Novartis. The Company has not recorded any royalty income resulting from the sales of the adult patch because of the recent launch of this vapor patch product and the uncertainty of the amount of royalty income earned from early sales of this new product.
          On June 21, 2006, the Company issued a press release noting that Novartis had issued a nationwide recall of all of its Triaminic(R) Vapor Patch products. According to news reports, the recall was triggered by an adverse event experienced by a child who suffered a seizure after chewing on a patch.
          In April 2007, the Company filed a provisional patent application with the U.S. Patent and Trademark Office for an Adhesive Patch With Aversive Agent. The Company’s new child-proof/pet-proof patch technology is primarily designed to prevent children from ingesting a patch, but the aversive agent will protect anyone, including adults with dementia (i.e.

Alzheimer disease) or even family pets, from chewing a discarded patch. It is expected this technology can be applied to numerous patch formulations, most importantly patches potentially harmful if ingested (i.e. nicotine patches, Alzheimer’s patches, estrogen patches, osteoporosis patches, nitroglycerin patches, lidocaine patches, contraceptive patches and antidepressant patches). The Company has also received a pending trademark under the name of SAFEPATCH™.
          In February 2007, the Company engaged a consulting firm to conduct an extensive market research and IP analysis of its patent portfolio and technology. The Company subsequently evaluated emerging markets as a strategic growth opportunity for the company, and has identified India as the top priority. The Company is considering establishing a presence in India, and is specifically evaluating R&D offshoring, strategic partnerships, and licensing opportunities in India.
          The Company’s working capital requirements are dependent upon adequate levels of royalty and licensing income to fund operations. Without this income the Company will continue to use cash to fund continuing operations. Management has been proactive with Novartis in an effort to rejuvenate its revenue stream and is pursuing other options including territory expansion, pediatric and adult market expansion, re-entry into R&D, strategic partnerships, consideration of other licensing opportunities of products for which the Company has patents, and other efforts to protect the Company’s patent rights. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating other licensing opportunities with Novartis or other companies, due to the uncertainties and risks described in the “Cautionary Statements” included as Exhibit 99.01 to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
CRITICAL ACCOUNTING POLICIES
          Management believes that the Company has not adopted any critical accounting policies during the quarter ended September 30, 2007 which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended September 30, 2007 and 2006. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-QSB.

ITEM 3 — CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. However, because the Company has one full time employee engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the oversight of the financial statements by its principal executive and financial officer.
          During the three months ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     None.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
(a)	On September 20, 2007, the Compensation Committee of the Board of Directors of LecTec granted stock options to each of the three members of the Board of Directors of LecTec, as well as to its sole employee. The terms of the options granted to the four optionees were identical except that the options granted to LecTec’s only employee, qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the Directors was granted non-qualified stock options. Each of the four optionees was granted two options. Each optionee received an option to purchase 25,000 shares of LecTec common stock at the closing price for the stock on September 20, 2007 as reported on the OTC Bulletin Board (i.e., $2.60 per share). In addition, each optionee received a second option to purchase 25,000 shares of LecTec common stock at $5.20 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 20, 2017. All of the options provide that termination of service as a Director or employee of LecTec for any reason other than for cause will not affect the terms of the option or cause the option to terminate. Subsequent to the grant of these options, The Company’s CEO informed the other members of the Board that, given his existing significant equity holdings in the Company, he would surrender to the Company for cancellation the two options granted to him on September 20, 2007 by the Compensation Committee.

(b)	At a meeting held on September 20, 2007, the Board of Directors of LecTec determined that the Company will hold a regular meeting of its shareholders in April 2008. The Board believes that scheduling the meeting for this time will give the Company time to prepare and file its Annual Report on Form 10-KSB so that it can be mailed to the shareholders of the Company along with the proxy statement for the shareholder meeting.

ITEM 6 — EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01	Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2006).

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECTEC CORPORATION

Date: November 14, 2007	By /s/ Judd A. Berlin

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