Form 10KSB
period 2007-12-31
LECTEC CORP /MN/
filed 2008-04-11
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File Number: 0-16159
LECTEC CORPORATION
(Name of small business issuer in its charter)

MINNESOTA	41-1301878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5610 LINCOLN DRIVE, EDINA, MINNESOTA	55436
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(952) 933-2291

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.01 per share
(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended December 31, 2007 were $100,431.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2008 was approximately $7,494,244 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.
     The number of shares outstanding of the issuer’s Common Stock as of March 28, 2008 was 4,290,026 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

FORWARD-LOOKING STATEMENTS
     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-KSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties, which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which recently began sales of an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the “Cautionary Statements” filed as Exhibit 99.01 to this Form 10-KSB for the year ended December 31, 2007.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
     LecTec Corporation (the “Company”) is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to patents that the Company has been granted. The Company currently has one licensing agreement (the “Agreement”) with Novartis Consumer Health, Inc., (“Novartis”), which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis’ net sales of licensed products. Previously, the Company was a contract manufacturer of various topical patches, which were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents and trademarks based upon its topical patch technology.
     The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. Its principal executive office is located at 5610 Lincoln Drive, Edina, Minnesota 55436, its telephone number is (952)-933-2291, fax number is (952)-942-5369, and internet website is www.lectec.com.
NOVARTIS SUPPLY AND LICENSE AGREEMENT
     On July 19, 2004, the Company entered into a supply and licensing agreement, effective as of January 1, 2004 (the “Agreement”), with Novartis. By December 31, 2004, the supply portion of the licensing agreement was completed and the Company no longer manufactured any product. The Company moved into its Edina, Minnesota facility in February 2005 after vacating its previous manufacturing facility in Minnetonka, Minnesota. Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property (approximately six years), Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Commencing January 1, 2005, Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net semi-annual sales of vapor patches by Novartis for each year the License is in effect.
     In June 2006, Novartis issued a nationwide recall of all of its Triaminic® vapor patch products. In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was “due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it.” At the same time that Novartis announced this voluntary recall, the U.S. Food and Drug Administration (FDA) issued a release warning consumers “not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children.” According to news reports, the recall resulted from an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company. As a result of this recall, the Company has been proactive in assisting Novartis to resolve the FDA issues surrounding the product recall and used its resources to move the Company forward to revive its royalty income stream. The Company has met with Novartis representatives to discuss how to prevent an incident where a child or pet chews or ingests a patch.
     In January 2007, the Company engaged an independent consulting firm to audit royalties due to the Company pursuant to the Agreement. The audit period was from January 1, 2005, up to the point of the product recall in June 2006. Based on the results of the audit, the Company agreed with Novartis to settle any remaining claims for royalties based on sales during this period and recorded revenue of $21,946 in the fourth quarter of 2007, which was paid in January 2008.
     To address the product recall described above, the Company filed a provisional patent application with the U.S. Patent and Trademark Office (the “USPTO”) in April 2007 for an adhesive patch with an aversive agent. The intention of the provisional patent is to introduce an aversive agent into patches that would be so repulsive, a child or pet would not want to chew, swallow, or ingest a patch, yet not impair the intended patch functionality. The Company’s new child-proof/pet-proof patch technology is primarily designed to prevent children from ingesting a patch, but the aversive agent will protect anyone, including adults with dementia (i.e. Alzheimer disease) or even family pets, from chewing a discarded patch. It is expected this technology can be applied to numerous patch formulations, most importantly patches potentially harmful if ingested (i.e. nicotine patches, Alzheimer’s patches, estrogen patches, osteoporosis patches, nitroglycerin patches, lidocaine patches, contraceptive patches, antidepressant patches, or any future developed patch). The Company has also received a pending trademark under the name of SAFEPATCH™.

     In April 2007, the Company was informed that the USPTO had completed a re-examination of a patent pertinent to the Agreement and the Company was issued a re-examination certificate. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches which contain a reservoir of medication to be delivered into the body by absorption through the skin.
     In July 2007, Novartis began shipping a new adult vapor patch product in the United States for the 2007/2008 cough, cold, and flu season. This is a significant development for the Company in its effort to rejuvenate its revenue stream. The Company recorded royalty income of $78,485 during 2007 based upon information provided by Novartis related to royalties due to the Company from sales of the adult vapor patch for the second half of 2007. The Company was paid $75,585 on February 14, 2008 related to the 2007 sales of this licensed product. Differences in what the Company has recorded as revenue and what the Company receives as payment results from differences in sales returns and other items the Company cannot control. The Company does not consider these discrepancies to be material given the past reporting and payment history by Novartis. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.
     Currently, the Company is continuing to explore mutual opportunities with Novartis under the Agreement. The Company is also pursuing other opportunities including research and development (“R&D”) in an effort to enhance and add to the Company’s revenue stream, and is evaluating licensing opportunities related to other patents the Company holds.
     During the years ended December 31, 2007 and 2006, the Company recorded revenue of $100,431 and $126,660, respectively, for royalties covered under the Agreement.
STRATEGY
     The Company’s strategy is to pursue additional licensing agreements with Novartis (currently the Company’s only licensee) and similar agreements with domestic and foreign manufacturers to enable them to use the Company’s proprietary patch technology in producing or selling topical patch products in the future. The Company is exploring research and development opportunities in emerging markets. Furthermore, the Company is assessing the value of its patent portfolio to enhance its options with respect to future licensing opportunities, attraction of potential merger or acquisition candidates, potential litigation, or the sale of the Company or public shell. The Company is taking steps to strengthen its primary patents for territories of use, including Europe and other countries. The Company has recently filed for two provisional patents (see discussion below) to enhance and expand its current patent portfolio. It is currently management’s intent to fund continuing operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company’s intellectual property. There can be no assurance that the Company will be successful in the protection of the Company’s rights related to intellectual property or that royalty income will be sufficient to fund operations in the future. In addition, there can be no assurance that the Company will be successful in entering into future licensing agreements.
PATENTS AND TRADEMARKS
     The Company has several U.S. and international patents related to its patch technology. Eighteen issued U.S. patents and forty-two issued international patents are currently assigned to the Company. The Company has four U.S. patent pending applications including provisional applications (see below) and two foreign applications. The patents most pertinent to the Company’s major products have a remaining legal duration ranging from five to fourteen years. The Company also holds three registered U.S. trademarks.
     In 2007, the Company filed for two new provisional patents, which include: (i) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets and (ii) a hand sanitizing patch that will attract, trap, and kill targeted infectious organisms. The hand sanitizing patch will be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye.
     Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated, circumvented, or that the rights granted under the Company’s patents will provide a competitive advantage.
     The Company uses both patents and trade secrets to protect its proprietary property and information. To the extent the Company relies on confidential information to maintain its competitive position, there can be no assurance that other parties will not independently develop the same or similar information.

EMPLOYEES
     At December 31, 2007, the Company had one full time employee, a three-member Board of Directors, and has contract labor personnel available to the Company on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY
     The Company leases a building in Edina, Minnesota containing approximately 14,500 square feet of warehouse and office space. The lease began in July 2004 and expires in August 2008. The Company uses the space to maintain daily operations and for record storage requirements. The Company sub-leases approximately 10,000 square feet of excess space to an independent lessee for $3,800 per month. The sub-lessee has notified the Company that it will vacate the space by April 30, 2008. The Company is currently negotiating with the landlord to sub-lease the space to another potential tenant. The Company intends to vacate the premises when the lease expires at the end of August 2008 and is currently looking for a small office space and other storage alternatives.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock trades on the Over the Counter (“OTC”) Bulletin Board under the symbol LECT.OB.
     The following table sets forth, for each of the calendar periods indicated, the quarterly high and low closing prices for the Company’s common stock quoted on the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown, or commission and may not represent actual transactions.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	High	Low	High	Low
Quarter ended March 31	$0.85	$0.55	$0.71	$0.48

Quarter ended June 30	4.95	0.62	0.80	0.35

Quarter ended Sept. 30	8.50	2.10	0.35	0.24

Quarter ended Dec. 31	3.00	1.05	0.72	0.27
     As of March 28, 2008, the Company had 4,290,026 shares of common stock outstanding, and approximately 226 common shareholders of record, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. The Company estimates that there are less than 600 individual owners.
     The Company did not declare or pay cash dividends on its common stock in 2007 or 2006. The Company may pay future dividends based upon excess cash the Company may have from royalty and licensing income exceeding operating expenses of the Company. However, there can be no assurance that the Company will pay any future dividends.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
     The Company’s strategy is to evaluate and promote its current intellectual property portfolio for licensing purposes, with domestic and foreign manufacturers to enable them to use the Company’s proprietary patch technology in producing or selling topical patch products in the future. This effort will also enhance the Company’s options with respect to future licensing opportunities, and may attract potential merger or acquisition candidates or the sale of the Company. The Company is also taking steps to strengthen its patents for territories of use, including the United States, Europe, and other countries. The Company is also focused on strengthening its position with respect to protection of rights related to its current intellectual property portfolio. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from the protection of patent rights pertaining to the Company’s intellectual property.
     In February 2007, the Company engaged a consulting firm to conduct an extensive market research and intellectual property analysis of its patent portfolio and technology. The Company subsequently evaluated emerging markets as a strategic growth opportunity for the Company, and has identified that India has significant potential. The Company is considering establishing a presence in India, and is specifically evaluating R&D opportunities, strategic partnerships, and potential licensing opportunities.
     In April 2007, the Company was granted a re-examination certificate which expanded the Company’s prior claims related to a patent the Company holds. The Company continues to take steps to evaluate its current position in light of this event, including market research studies, product testing, using other outside resources, and other efforts to gather and document information to aid in the protection of the Company’s patent rights. Also in April 2007, the Company filed a provisional patent application with the U.S. Patent and Trademark Office for an adhesive patch with aversive agent. The Company’s new child-proof/pet-proof patch technology is primarily designed to prevent children from chewing on or ingesting a patch, but the aversive agent will protect anyone, including adults with dementia (i.e. Alzheimer disease) and family pets. It is expected this technology can be applied to numerous patch formulations, most importantly patches potentially harmful if ingested (i.e. nicotine patches, Alzheimer’s patches, estrogen patches, osteoporosis patches, nitroglycerin patches, lidocaine patches, contraceptive patches and antidepressant patches). The Company has also received a pending trademark under the name SAFEPATCH™.
     Novartis has launched an adult vapor patch product in the United States for the cough, cold, and flu season. This is a significant development for the Company in its effort to rejuvenate its revenue stream. The Company has begun to receive royalty income based upon sales of these vapor patch products under the terms of the Agreement the Company has with Novartis.
RESULTS OF OPERATIONS
     In 2004, the Company wound down its contract manufacturing operations. Because of this, the past and future financial results related to contract manufacturing operations are treated as discontinued operations for financial reporting purposes. Continuing operations relate to the current structure of the Company as an intellectual property licensing and holding company.
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Results of Continuing Operations
     The Company recorded royalty income of $100,431 for the year ended December 31, 2007, compared to royalty income of $126,660 for the year ended December 31, 2006, a decrease of $26,229 or 21%. The 2007 royalty income consisted of $78,485 recorded to reflect royalties based on sales in 2007 and $21,946 received to settle outstanding claims by the Company for royalties in prior periods. The decline in royalty income in 2007 is attributable to the previously discussed product recall of pediatric patches by Novartis. Net loss from continuing operations for 2007 was ($748,980) or ($0.18) per basic and diluted share, compared to a net loss from continuing operations for 2006 of ($335,532), or a loss of ($0.08) per basic and diluted share. The increase in the net loss from continuing operations of $413,448 for 2007 as compared to 2006 was due primarily to an increase in compensation expense of $332,925 as a result of granting fully vested options during 2007, increases in consulting and legal expenses relating to the Company’s efforts to evaluate the value of the Company’s intellectual property portfolio for licensing, merger and acquisition opportunities, new provisional patent costs, and other costs related to the protection of the Company’s intellectual property portfolio.
Results of Discontinued Operations
     There was no net loss from discontinued operations for the year ended December 31, 2007. The net loss from discontinued

operations for the year ended December 31, 2006 of ($31,650) resulted from an increase to a reserve for sales returns and credits for sales prior to the discontinuance of manufacturing. The loss per share (basic and diluted) from discontinued operation was ($0.01) for the year ended December 31, 2006.
Net Results of Operations
     The net loss for 2007 was ($748,980), or ($0.18) per basic and diluted share, compared to a net loss of ($367,182), or ($0.09) per basic and diluted share for 2006. The increase in the net loss for the year ended December 31, 2007 compared to 2006 was due primarily to the compensation expense discussed above.
Income Taxes
     There was no income tax benefit recorded for the years ended December 31, 2007 and 2006, as realization of available net operating loss carryforwards is not reasonably assured.
Effect of Inflation
     Inflation has not had a significant impact on the Company’s operations or cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     Total assets decreased $414,668 to $1,099,989 at December 31, 2007 from $1,514,657 at December 31, 2006. Cash and cash equivalents decreased $448,860 to $832,925 at December 31, 2007 from $1,281,785 at December 31, 2006. The decrease in total assets and the reduction in cash and cash equivalents resulted primarily from a lack of royalty income from Novartis relating to the previously discussed product recall and the reduction in cash resulting from the general outflow of operating expenses.
     There were no material commitments for capital expenditures at December 31, 2007.
     The Company had working capital of $795,059 and a current ratio of 4.95% at December 31, 2007 compared to working capital of $1,130,196 and a current ratio of 6.19% at December 31, 2006. The decline in working capital and the current ratio at December 31, 2007, compared to December 31, 2006, was primarily due to the net loss of ($748,980) that the Company incurred during 2007, and partially offset by non-cash compensation expense related to the grant of fully vested options of $332,925, the exercise of stock options, and other working capital changes.
     Shareholders’ equity decreased $397,968 to $898,815 at December 31, 2007 from $1,296,783 at December 31, 2006, primarily due to the net loss the Company incurred during 2007, offset by compensation expense of $332,925, which was credited to additional paid-in capital, and the exercise of stock options of $18,087 by former employees of the Company.
     The Company believes its existing cash and cash equivalents will be sufficient to fund operations through 2009, based upon its current cash on hand, and the anticipated operating expenses the Company is likely to incur during 2008 and 2009. Currently, the Company estimates that it will receive $100,000 to $400,000 per year in royalty income under the licensing agreement the Company has with Novartis. There can be no assurance that the Company will realize such amounts because there are many factors that the Company cannot control (see the cautionary statements contained in Exhibit 99.01 to this Form 10-KSB). The Company earns interest on its available cash. The Company earned interest income of $50,941 and $61,846 during the years ended December 31, 2007 and 2006, respectively.
     The Company’s working capital requirements are dependent upon adequate levels of royalty and licensing income to fund operations. Without this income the Company will continue to use cash to fund continuing operations. Management has been proactive with Novartis in an effort to rejuvenate its revenue stream and is pursuing other options including territory expansion, pediatric and adult market expansion, re-entry into R&D, strategic partnerships, consideration of other licensing opportunities of products for which the Company has patents, and other efforts to protect the Company’s patent rights. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating other licensing opportunities with Novartis or other companies, due to the uncertainties and risks described in the “Cautionary Statements” included in Exhibit 99.01 to this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES
     Management believes that the Company has not adopted any critical accounting policies, which, if changed, would result in a material change in financial estimates, financial condition, results of operations or cash flows for the years ended December 31, 2007 and 2006. Critical accounting policies are as follows:
Revenue Recognition
     Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis, based upon sales information of licensed products provided by Novartis, and collection is reasonably assured.
Patent Costs
     The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2007 or 2006.
Royalty Receivable
     The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement and management believes, based upon past payment experience, that any and all amounts outstanding are fully collectible. At December 31, 2007, the Company had a royalty receivable due to the Company of $100,431 which has since been collected in early 2008. At December 31, 2006, the Company did not have an outstanding royalty receivable with Novartis.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of
LecTec Corporation
          We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP
Minneapolis, Minnesota
April 10, 2008

LecTec Corporation
BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$832,925	$1,281,785
Royalty receivable	100,431	—
Prepaid expenses and other	62,877	66,285

Total current assets	996,233	1,348,070

OTHER ASSETS:
Patent costs	42,918	65,191
Prepaid insurance — director and officer	60,838	101,396

	103,756	166,587

	$1,099,989	$1,514,657

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,407	$14,479
Accrued expenses	57,767	73,395
Discontinued operations	130,000	130,000

Total current liabilities	201,174	217,874

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,176,048 and 4,148,998 shares issued and outstanding at December 31, 2007 and 2006, respectively	41,760	41,490
Additional contributed capital	12,198,278	11,847,536
Accumulated deficit	(11,341,223)	(10,592,243)

	898,815	1,296,783

	$1,099,989	$1,514,657

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006

	2007	2006
CONTINUING OPERATIONS:
Revenue — royalty and licensing fees	$100,431	$126,660
Operating expenses	900,352	524,038

Loss from operations	(799,921)	(397,378)

Interest income	50,941	61,846

Net loss from continuing operations	(748,980)	(335,532)

DISCONTINUED OPERATIONS:
Net loss from discontinued operations	—	(31,650)

NET LOSS	$(748,980)	$(367,182)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,165,724	4,148,998

LOSS PER COMMON SHARE:
Basic and diluted -
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	(0.01)

Total	$(0.18)	$(0.09)

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2007 and 2006

			Additional
	Common stock		contributed	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31, 2005	4,148,998	$41,490	$11,847,536	$(10,225,061)	$1,663,965
Net loss	—	—	—	(367,182)	(367,182)

Balance at December 31, 2006	4,148,998	41,490	11,847,536	(10,592,243)	1,296,783
Stock compensation expense	—	—	332,925	—	332,925
Exercise of stock options	27,050	270	17,817	—	18,087
Net loss	—	—	—	(748,980)	(748,980)

Balance at December 31, 2007	4,176,048	$41,760	$12,198,278	$(11,341,223)	$898,815

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(748,980)	$(367,182)
Net loss from discontinued operations	—	31,650

Net loss from continuing operations	(748,980)	(335,532)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Share-based compensation expense	332,925	—
Amortization of patent costs	22,273	25,460
Changes in operating assets and liabilities of continuing operations:
Royalty receivable	(100,431)	214,906
Prepaid expenses and other	43,966	41,009
Accounts payable	(1,072)	3,984
Accrued expenses	(15,628)	21,380

Net cash used by operating activities from continuing operations	(466,947)	(28,793)

Cash flows from financing activity from continuing operations:
Proceeds from the exercise of stock options	18,087	—

Net decrease in cash and cash equivalents	(448,860)	(28,793)

Cash and cash equivalents — beginning of year	1,281,785	1,310,578

Cash and cash equivalents — end of year	$832,925	$1,281,785

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
LecTec Corporation (the “Company”) is primarily an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents. The Company currently has one licensing agreement (“Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays the Company royalties from time to time, based upon a percentage of Novartis’ net sales as specified in the Agreement. The Company previously was a contract manufacturer of topical patches sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
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
Cash and Cash Equivalents
The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes a money market account with a balance of $828,239 earning approximately 4.5% annual interest at December 31, 2007, which is not insured by the Federal Deposit Insurance Corporation.
Royalty Receivable
The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays the royalty income within the terms defined in the Agreement. At December 31, 2007, the Company had an outstanding royalty receivable with Novartis of $100,431. At December 31, 2006, the Company did not have an outstanding royalty receivable with Novartis.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Patent Costs
Patent costs consist primarily of the cost of applying for patents and are amortized on a straight-line basis over the estimated useful life of the asset, which is generally five years. Patent maintenance costs are expensed as incurred.
Patent costs consist of the following:

	December 31, 2007		December 31, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Patents costs	$291,922	$249,004	$291,922	$226,731

Amortization expense is expected to be as follows:

Years ending December 31,
2008	18,894
2009	15,024
2010	9,000
The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2007 and 2006.
Revenue Recognition
Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis, based upon sales information of licensed products provided by Novartis, and collection is reasonably assured.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Income Taxes
Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.
On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
Loss Per Common Share
Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.
Common stock options and warrants to purchase 375,200 and 391,250 shares of common stock with a weighted average exercise price of $2.35 and $2.04 were outstanding at December 31, 2007 and 2006, respectively. As the Company had a loss from continuing operations in both 2007 and 2006, those shares were excluded from the loss per common share computations because they were antidilutive.
Share-Based Compensation
The Company recorded share-based compensation expense of $332,925 or $0.08 per share for the year ended December 31, 2007. The fair value of the options granted were determined utilizing the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: zero dividend yield, expected volatility of 147%, risk-free interest rate of 4.35%, and expected life of 4.0 years. There was no share-based compensation expense recorded for the year ended December 31, 2006.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Accounting for Discontinued Operations
The Company ceased manufacturing operations of topical patches and sold off all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The assets related to the Company’s manufacturing operations have been classified as discontinued operations due to the sale of the manufacturing assets. The operations and cash flows of the manufacturing operations have been eliminated from the continuing operations as a result of the sale transaction. The surviving entity (intellectual property licensing and holding company) will not have any significant involvement in the operations of the previously sold manufacturing operations. The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues, and expenses that were allocated between continuing operations and discontinued operations. It is therefore management’s position that the conditions for reporting the Company’s financial statements, balance sheets and statements of cash flows under the requirements of SFAS 144 as discontinued operations are appropriate.
Fair Value of Financial Instruments
The carrying value of current financial assets and liabilities approximates their fair values due to their short-term nature.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax position after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS is effective for fiscal years beginning after December 31, 2008. These standards will change our accounting treatment for business combinations on a prospective basis.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs, and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement was for all full fiscal and interim periods beginning after November 15, 2007. On December 14, 2007, the FASB issued staff position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial position or results of operations.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE B — NOVARTIS SUPPLY AND LICENSE AGREEMENT
On July 19, 2004, the Company entered into a supply and licensing agreement with Novartis, effective January 1, 2004 (the “Agreement”). By December 31, 2004, the supply portion of the licensing agreement was completed and the Company no longer manufactured any product. The Company moved into its Edina, Minnesota facility in February 2005 after vacating its previous manufacturing facility in Minnetonka, Minnesota. Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property (approximately six years), Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net semi-annual sales of vapor patches by Novartis for each year the License is in effect.
In June 2006, Novartis issued a nationwide recall of all of its Triaminic® vapor patch products. In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was “due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it.” At the same time that Novartis announced this voluntary recall, the U.S. Food and Drug Administration (FDA) issued a release warning consumers “not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children.” According to news reports, the recall resulted from an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company. As a result of this recall, the Company has been proactive in assisting Novartis to resolve the FDA issues surrounding the product recall and used its resources to move the Company forward to revive its royalty income stream. The Company has met with Novartis representatives to discuss how to prevent an incident where a child or pet chews or ingests a patch.
In January 2007, the Company engaged an independent consulting firm to audit royalties due to the Company pursuant to the Agreement. The audit period was from January 1, 2005, up to the point of the product recall in June 2006. Based on the results of the audit, the Company agreed with Novartis to settle any remaining claims for royalties based on sales during this period and recorded revenue of $21,946 in the fourth quarter of 2007, which was paid in January 2008.
To address the product recall described above, the Company filed a provisional patent application with the U.S. Patent and Trademark Office (the “USPTO”) in April 2007 for an adhesive patch with an aversive agent. The intention of the provisional patent is to introduce an aversive agent into patches that would be so repulsive, a child or pet would not want to chew, swallow, or ingest a patch, yet not impair the intended patch functionality. The Company’s new child-proof/pet-proof patch technology is primarily designed to prevent children from ingesting a patch, but the aversive agent will protect anyone, including adults with dementia (i.e. Alzheimer disease) or even family pets, from chewing a discarded patch. It is expected this technology can be applied to numerous patch formulations, most importantly patches potentially harmful if ingested (i.e. nicotine patches, Alzheimer’s patches, estrogen patches, osteoporosis patches, nitroglycerin patches, lidocaine patches, contraceptive patches, antidepressant patches, or any future developed patch). The Company has also received a pending trademark under the name of SAFEPATCH™.
In April 2007, the Company was informed that the USPTO had completed a re-examination of a patent pertinent to the Agreement and the Company was issued a re-examination certificate. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches which contain a reservoir of medication to be delivered into the body by absorption through the skin and inhalation of vapors.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE B — NOVARTIS SUPPLY AND LICENSE AGREEMENT — Continued
In July 2007, Novartis began shipping a new adult vapor patch product in the United States for the 2007/2008 cough and cold season. The Company recorded royalty income of $78,485 during 2007 based upon information provided by Novartis related to royalties due to the Company from sales of the adult vapor patch for 2007. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.
During the years ended December 31, 2007 and 2006, the Company recorded revenue of $100,431 and $126,660, respectively, for royalties covered under the Agreement.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE C — DISCONTINUED OPERATIONS
The Company ceased manufacturing operations of topical patches in 2004 and reported these activities as discontinued operations. There was not any cost for assets of discontinued operations at December 31, 2007 or 2006. However, the Company has fully depreciated assets on hand that may be sold from time to time. Liabilities of discontinued operations was $130,000 at both December 31, 2007 and 2006, which consisted of a reserve for sales returns and credits for sales prior to the discontinuance of operations.
NOTE D — COMMITMENTS AND CONTINGENCIES
Leases
The Company conducted its operations in one leased facility during 2007 and 2006. The Company currently sub-leases approximately 10,000 square feet of excess space to an independent lessee for $3,800 per month. The lessee notified the Company that they will vacate the space when their sub-lease expires in April 2008. The Company’s lease requires payment of a portion of taxes, common area charges, and other operating expenses. Rent expense, excluding sub-lease income of $41,600 and $22,500, was $99,882 and $119,078 for 2007 and 2006, respectively.
The Company has given notice to its landlord that it will be vacating the Edina Facility when its lease expires on August 31, 2008. The Company is currently searching for a small office location and alternate storage space to maintain the current operations of the Company.
The future minimum lease commitment under the current operating lease is $34,360 for 2008.
Employee Benefit Plan
The Company has a contributory 401(k) profit sharing benefit plan covering its sole employee. The Plan allows for discretionary contributions by the Company. No discretionary contributions were made for 2007 and 2006.
Legal Proceedings
There are currently no pending legal proceedings against the Company. However, the Company is subject to various legal proceedings in the normal course of business.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE E — INCOME TAXES
Differences between income tax expense (benefit) and the statutory federal income tax rate are as follows:

	Years ended December 31,
	2007	2006
Federal statutory income tax rate	(34.0%)	(34.0%)
State income taxes, net of federal effect	(1.6)	(1.6)
Incentive stock option compensation	5.3	—
Increase in valuation allowance	30.3	33.0
Other	—	2.6

	—%	—%

Deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
Current assets:
Accrued expenses	$48,600	$47,900

Long-term assets (liabilities):
Net operating loss carryforwards	4,365,900	4,215,000
Tax credit carryforwards	317,200	317,200
Nonqualified option compensation	80,900	—
Other	(133,800)	(128,500)

Net long-term assets	4,630,200	4,403,700

Net deferred tax assets	4,678,800	4,451,600
Less valuation allowance	(4,678,800)	(4,451,600)

Net deferred tax asset	$—	$—

At December 31, 2007, the Company has available federal and state net operating loss carryforwards of approximately $11,709,000 and $3,927,000, respectively, which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2017. A valuation allowance has been recorded for these net operating loss carryforwards and all other deferred tax assets, as it is more likely than not that the net deferred asset will not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company’s assessment indicates that it is more likely than not that future tax benefits will be realized. The valuation allowance increased by approximately $227,200 and $121,000 for 2007 and 2006, respectively.
The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE E — INCOME TAXES — Continued
It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2007, the amount of accrued interest and penalties is not material.
The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2004. The Company is not currently under examination by any taxing jurisdiction.
NOTE F — EQUITY TRANSACTIONS
Stock Options
The Company has stock option plans (“Plans”) for the benefit of officers, employees and directors of the Company. A total of 1,132,779 shares of common stock are available for grants under the Plans at December 31, 2007. Options under the Company’s Plans are granted at fair market value on the date of grant and generally expire ten years from the grant date. Options given to directors, officers, and employees are exercisable at such times as set forth in their individual option agreements. All options that have been granted and outstanding are fully vested and exercisable as of December 31, 2007. There were no stock options granted during fiscal 2006.
Stock option activity for fiscal 2007 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Options	per Share	Term ( in years)
Outstanding on December 31, 2006	191,250	$3.24
Granted	200,000	3.90
Exercised	(27,050)	0.67
Canceled	(189,000)	(3.59)

Outstanding on December 31, 2007	175,200	$4.00	8.4 years

Options granted during fiscal 2007 had a weighted-average fair value of $2.22 per option. The aggregate intrinsic value of our stock options (the amount by which the market price exceeded the exercise price of the option) exercised during fiscal 2007 was $82,938. There were no options exercised during fiscal 2006. At December 31, 2007, the exercise price of all outstanding options exceeded the market price of the Company’s stock.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2007 and 2006
NOTE F — EQUITY TRANSACTIONS — Continued
On September 20, 2007, the Company’s Compensation Committee, granted stock options to each of the three members of the Board of Directors, as well as to its sole employee. The terms of the options granted to the four optionees were identical; except that the options granted to the Company’s only employee qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the Directors was granted non-qualified stock options. Each of the four optionees was granted two options. Each optionee received an option to purchase 25,000 shares of the Company’s common stock at $2.60 per share; the closing price for the stock on September 20, 2007, as reported on the OTC Bulletin Board. In addition, each optionee received a second option to purchase 25,000 shares of the Company’s common stock at $5.20 per share. All of the options are fully vested and exercisable as of the date of grant and expire on September 20, 2017. All of the options provide that termination of service as a Director or employee of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate. Subsequent to the grant of these options, the Company’s Chief Executive Officer informed the other members of the Board that, given his existing significant equity holdings in the Company, he would surrender to the Company for cancellation these two options granted to him. The net 150,000 option grants were the only grants for the year ended December 31, 2007.
Warrants
In connection with the sale of the Company’s corporate facility during 2003, the Company issued warrants to an outside party to purchase 200,000 shares of the Company’s common stock. The warrants were exercisable, and may be exercised on a cashless basis and entitled the holder to purchase common stock at $0.90 per share until February 25, 2008.
On February 21, 2008, the warrant holder exercised, on a cashless basis, the warrant. Accordingly, the warrant holder forfeited a number of shares underlying the warrant with a “fair market value” (calculated pursuant to the warrant agreement) and received 113,978 shares of the Company’s common stock upon exercise of the warrant. As a result of the cashless exercise, the Company did not receive any cash proceeds from the exercise. As of the filing date of this 2007 Form 10-KSB, the Company has no outstanding warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls over Financial Reporting
     During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Executive Officers and Directors

Name	Age	Title
Judd A. Berlin	51	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

C. Andrew Rollwagen	52	Director

Daniel C. Sigg, M.D. PhD	43	Director
     Judd A. Berlin, 51 years old, has been a director since May 2003. Mr. Berlin was elected to the offices of Chief Executive Officer, Chief Financial Officer, and Chairman of the Board on November 21, 2006. Mr. Berlin is a multinational entrepreneur and founder of Hello Corporation, an Asian-based company operating call centers for Fortune 100 companies. Mr. Berlin has also founded companies in Europe, the Middle East and Asia in food distribution, broadcasting, and entertainment production. Mr. Berlin has an MBA from St. Thomas University in St. Paul, Minnesota.
     C. Andrew Rollwagen, 52 years old, has been a director since January 2005. Mr. Rollwagen has more than 25 years experience in banking and finance. He holds a Master of Business Administration degree from the University of St. Thomas in Minneapolis, Minnesota and has served as Senior Vice President and Chief Operating Officer of First State Bank and Trust, a locally owned community bank serving the greater St. Croix Valley area in Minnesota, since January 2007. Mr. Rollwagen began serving as a director of First State Bank and Trust in March 2008. Mr. Rollwagen served as Vice President of Business Banking at First State Bank and Trust from November 1998 to January 2007.
     Daniel C. Sigg M.D. PhD, 43 years old, has been a director since November 2006. Dr. Sigg, a Swiss national, is currently serving as Sr. Manager in the R&D Division of Cardiac Rhythm Disease Management at Medtronic, Inc., a leading medical device and technology company, which he joined in 2001. Dr. Sigg is a board-certified anesthesiologist and has significant clinical experience. His pre-clinical expertise includes both academic and industrial R&D. His areas of interest and expertise include cardiovascular physiology, biotechnology, pharmacology and local drug delivery. To date, Dr. Sigg has published 19 peer-reviewed scientific manuscripts, as well as numerous book chapters and abstracts, and is inventor of five issued U.S. patents and over 20 pending U.S. patents. Dr. Sigg obtained his Medical Degree from the University of Basel, Switzerland, and his PhD degree in Physiology from the University of Minnesota. Dr. Sigg speaks German, English, French, and some Italian.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such executive officers, directors, and greater than 10% beneficial owners are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.
     Based solely on a review of the copies of such reports furnished to us and representations from the executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners during 2007 have been satisfied, except that C. Andrew Rollwagen, one of our directors, filed a late Form 3 report on September 24, 2007.
Audit Committee
     Judd A. Berlin (Chairman) and C. Andrew Rollwagen comprise the Audit Committee of the Board of Directors pursuant to the rules of the Securities and Exchange Commission. Due to our size, financial condition and prospects, the Board has not sought to add a Board member who would qualify as an “audit committee financial expert” under the definition promulgated by the Securities and Exchange Commission. Based on the size and complexity of our financial statements, the Board does not believe that the absence of an audit committee financial expert materially undermines the ability of our Audit Committee to fulfill its obligations.
Ethics Code
     We have adopted a Code of Business Ethics applicable to all employees and its executive officers. Our Code of Business Ethics is an incorporated part of the LecTec Employee Handbook and is required to be read and signed upon the commencement of employment with the Company. A copy of our Code of Business Ethics is available free of charge from the acting Secretary of the Company.
ITEM 10. EXECUTIVE COMPENSATION
Summary of Cash and Certain Other Compensation
     The following table sets forth the cash and non-cash compensation for the last two fiscal years awarded to or earned by our Chief Executive Officer and Chief Financial Officer. No other individual served as an executive officer of LecTec during fiscal 2007.
Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Judd A. Berlin	2007	—	—	—	—	—	—
Chief Executive Officer and Chief Financial Officer	2006	—	—	—	—	—	—
     On September 20, 2007, Mr. Berlin was awarded options to purchase 25,000 shares of our common stock at an exercise price of $2.60 per share and options to purchase 25,000 shares of our common stock at an exercise price of $5.20 per share. These options were immediately vested in full on the date of grant and expire on September 20, 2017. Subsequent to the grant of these options, Mr. Berlin informed the Company that, given his existing significant equity holdings in the company, he would surrender to LecTec for cancellation the 50,000 options granted to him on September 20, 2007.
     Mr. Berlin did not have any options or shares of restricted stock outstanding as of December 31, 2007.
Compensation of Directors
     Our Board of Directors has established a policy that each of our non-employee directors receives an annual cash payment of $17,500 for annual services to LecTec, as illustrated in the table below. This cash payment is paid in advance in quarterly installments of $4,375 before the beginning of each of the quarters in which services will be performed.
     On September 20, 2007, Mr. Rollwagen and Dr. Sigg were each awarded options to purchase 25,000 shares of our common stock at an exercise price of $2.60 per share and options to purchase 25,000 shares of our common stock at an exercise price of $5.20 per share. These options were immediately vested in full on the date of grant and will expire on September 20, 2017. The options provide that termination of service as a director of LecTec for any reason other than for cause will not affect the terms of the option or cause the option to terminate.
     The following table shows the compensation of the members of our Board of Directors during 2007.

Director Compensation

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards
Name	($)	($)(1)	($)(2)	Total ($)
Judd A. Berlin(3)	—	—	—	—
C. Andrew Rollwagen	17,500	—	110,975	128,475
Daniel C. Sigg M.D. PhD	17,500	—	110,975	128,475

(1)	None of our directors held any shares of restricted stock as of December 31, 2007.

(2)	The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation expense for stock option awards as reported in our statements of operations for the fiscal year ended December 31, 2007. The initial expense is based on the fair value of the stock option grants as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes value are disclosed in Note A to our financial statements included in our 2007 Annual Report on Form 10-KSB. The aggregate number of stock options outstanding at December 31, 2007 for each of our directors was 0 options for Mr. Berlin, 50,000 options for Mr. Rollwagen and 50,000 options for Dr. Sigg. The full grant date FAS 123R value of the option awards granted in 2007 to Mr. Rollwagen and Dr. Sigg was $110,975 each.

(3)	Mr. Berlin, our Chief Executive Officer and Chief Financial Officer, has chosen not to receive any cash or equity compensation for his service as a director. See the discussion of stock options surrendered by Mr. Berlin during 2007 under “Executive Compensation” below.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     The following table summarizes, with respect to the Company’s equity compensation plans, the number of shares of the Company’s common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2007.

			Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under
	Issued Upon Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in the First Column)
Equity compensation plans approved by security holders	175,200	$4.00	468,500

Equity compensation plans not approved by security holders	—	—	664,279

Total	175,200	$4.00	1,132,779

LecTec Corporation 2001 Stock Option Plan
     The LecTec Corporation 2001 Stock Option Plan (the “Plan”) was designed (i) to aid in maintaining and developing personnel capable of assuring the future success of the Company and to offer such personnel additional incentives to put forth maximum efforts for the success of the business, and (ii) to afford such personnel an opportunity to acquire a proprietary interest in the Company through stock options. An aggregate of 750,000 shares are authorized for issuance under the Plan pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock grants (“Awards”). The Plan became effective on July 1, 2001 and terminates on July 1, 2011.

     The Plan authorizes the grant of Awards to any employee, consultant or independent contractor providing services to the Company or any affiliate of the Company, except that officers and directors of the Company or the Company’s affiliates are not eligible to participate in the Plan. A committee of directors designated by the Company’s Board of Directors (the “Committee”) is responsible for administering the Plan.
     The exercise price, option term, and time and method of exercise of the stock options granted under the Plan are determined by the Committee. Subject to the terms of the Plan and any applicable agreement, the grant price, term, method of exercise, date of exercise, method of settlement and any other term and condition of any stock appreciation rights are determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate. Shares of restricted stock and restricted stock units are subject to such restrictions as the Committee may impose (including, without limitation, a waiver by participants of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate. Any restricted stock granted under the Plan is evidenced by issuance of a stock certificate or certificates, which certificate or certificates are held by the Company. Except as otherwise determined by the Committee, upon a participant’s termination of employment during the applicable restriction period, all shares of restricted stock and all restricted stock units held by the participant at such time are forfeited and reacquired by the Company. The Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all-remaining restrictions with respect to shares of restricted stock or restricted stock units. Finally, the Committee is authorized, subject to the terms of the Plan and any applicable award agreement, to grant to eligible persons shares of common stock without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the Plan.
Table of Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 14, 2008, by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table below and all of our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of March 14, 2008 are considered outstanding. The column entitled “Number of Shares Beneficially Owned” includes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days of March 14, 2008. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of March 14, 2008 are listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” Each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them, and such shares are not subject to any pledge. Percentage of ownership is based on 4,290,026 shares of common stock outstanding on March 14, 2008.

	Number of
	Shares	Number of Shares
	Beneficially	Underlying Options	Percent of Shares
Name of Beneficial Owner	Owned	Beneficially Owned	Outstanding
Larry C. Hopfenspirger(1)	412,978	—	9.6%
2025 Nicollet Ave. S., #203 Minneapolis, MN 55402

Estate of Lee M. Berlin	405,759	—	9.5%
c/o Helen Berlin, personal representative 4417 White Oak Drive Janesville, WI 53546

Judd A. Berlin	137,145	—	3.2%

C. Andrew Rollwagen	50,000	50,000	1.2%

Daniel C. Sigg M.D. PhD	50,000	50,000	1.2%

All directors and executive officers as a group (3 persons)	237,145	100,000	5.4%

(1)	Includes 274,000 shares held directly by Mr. Hopfenspirger, 25,000 shares held by Mr. Hopfenspirger’s wife and 113,978 shares held by 10701 Red Circle Drive, LLC, of which Mr. Hopfenspirger is the sole beneficial owner.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We are not a listed issuer and so are not subject to the director independence requirements of any exchange or inter-dealer quotation system. Nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided in Rule 4200(a)(15) of The NASDAQ Stock Market’s Marketplace Rules. Under this definition of independence, directors C. Andrew Rollwagen and Dr. Daniel C. Sigg, who comprise a majority of our Board of Directors, would be considered independent directors. Judd A. Berlin, the third member of our current Board of Directors would not be considered independent because he serves as our Chief Executive Officer and Chief Financial Officer.

ITEM 13. EXHIBITS

		Method of
		Filing
3.01	Articles of Incorporation of LecTec Corporation, as amended	(1)

3.02	Bylaws of LecTec Corporation	(1)

**10.01	LecTec Corporation 1989 Stock Option Plan	(2)

**10.02	LecTec Corporation 1991 Directors’ Stock Option Plan	(2)

**10.03	LecTec Corporation 1998 Stock Option Plan	(3)

**10.04	LecTec Corporation 1998 Directors’ Stock Option Plan	(3)

**10.05	LecTec Corporation 2001 Stock Option Plan	(4)

10.06	Sale Leaseback Agreement By and Between LecTec Corporation and Larry Hopfenspirger, dated February 25, 2003.	(5)

10.07	Office/warehouse lease dated May 23, 2003, by and between SMD Lincoln Investments LLC and LecTec Corporation.	(6)

*10.08	Supply and License Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004.	(7)

10.09	Promissory Note By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004.	(7)

10.10	Security Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004.	(7)

10.11	General Terms and Conditions for the Purchase of Capital Equipment dated as of December 2, 2004 between Novartis Consumer Health, Inc. and LecTec Corporation.	(8)

**10.12	Separation Agreement dated December 28, 2004 by and between LecTec Corporation and Timothy P. Fitzgerald.	(9)

10.13	Sub-Lease Agreement by and between LecTec Corporation and The Furniture Source dated May 10, 2006	(10)

10.14	Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan	(11)

10.15	Form of Employee Incentive Stock Option Agreement	(11)

23.01	Consent of Lurie Besikof Lapidus & Company, LLP	(12)

24.01	Power of Attorney	(13)

31.01	Certification of Principal Executive Officer	(12)

31.02	Certification of Principal Financial Officer	(12)

32.01	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	(12)

Method of
Filing
99.01	Cautionary Statements	(12)

Notes to Exhibits — Method of Filing

*	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(1)	Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007.

(12)	Filed herewith.

(13)	Included on signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth information concerning fees and services billed or expected to be billed by our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP for 2007 and 2006:

	2007	2006	Nature of Services Provided
Audit Fees	$31,340	$31,800	Audits and quarterly reviews of our financial statements
Audit-Related Fees	—	—
Tax Fees	7,000	7,495	Tax return preparation and research
All Other Fees	—	—

	$38,340	$39,295

     Because of our size, complexity, financial condition and prospects, the Audit Committee is apprised of and pre-approves all fees for services provided by our independent registered public accounting firm. All fees paid to our independent registered public accounting firm for 2007 and 2006 were approved by our Audit Committee. The Audit Committee has considered whether non-audit services provided by the independent registered public accounting firm during 2007 and 2006 were compatible with maintaining the accounting firm’s independence.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April 2008.

LECTEC CORPORATION
/s/ Judd A. Berlin
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

/s/ Judd A. Berlin Judd A. Berlin	April 11, 2008
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ C. Andrew Rollwagen C. Andrew Rollwagen	April 11, 2008
Director

/s/ Daniel C. Sigg, M.D. Daniel C. Sigg, M.D.	April 11, 2008
Director

EXHIBIT INDEX

Exhibit No.
3.01	Articles of Incorporation of Registrant, as amended (Note 1).

3.02	Bylaws of Registrant (Note 1).

** 10.01	LecTec Corporation 1989 Stock Option Plan (Note 2).

** 10.02	LecTec Corporation 1991 Directors’ Stock Option Plan (Note 2).

** 10.03	LecTec Corporation 1998 Stock Option Plan (Note 3).

** 10.04	LecTec Corporation 1998 Directors’ Stock Option Plan (Note 3).

** 10.05	LecTec Corporation 2001 Stock Option Plan (Note 4).

10.06	Sale Leaseback Agreement By and Between LecTec Corporation and Larry Hopfenspirger, dated February 25, 2003 (Note 5).

10.07	Office/warehouse lease May 23, 2003, by and between SMD Lincoln Investments LLC and LecTec Corporation (Note 6).

*10.08	Supply and License Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

10.09	Promissory Note By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

10.10	Security Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

10.11	General Terms and Conditions for the Purchase of Capital Equipment dated as of December 2, 2004 between Novartis Consumer Health, Inc. and LecTec Corporation (Note 8).

** 10.12	Separation Agreement dated December 28, 2004 by and between LecTec Corporation and Timothy P. Fitzgerald (Note 9).

10.13	Sub-Lease Agreement by and between LecTec Corporation and The Furniture Source dated May 10, 2006 (Note 10).

10.14	Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan (Note 11).

10.15	Form of Employee Incentive Stock Option Agreement (Note 11).

23.01	Consent of Lurie Besikof Lapidus & Company, LLP (Note 12).

24.01	Power of Attorney (Note 13).

31.01	Certification of Principal Executive Officer (Note 12).

31.02	Certification of Principal Financial Officer (Note 12).

32.01	Chief Executive Officer Certification Pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Note 12).

99.01	Cautionary Statements (Note 12).

Exhibit Notes:

*	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(1)	Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007.

(12)	Filed herewith.

(13)	Included on signature page.