Form 10QSB
period 2008-03-31
LECTEC CORP /MN/
filed 2008-05-15
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
(Issuer’s telephone number)
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 14, 2008 was 4,290,026 shares.
Transitional Small Business Disclosure Format (Check one).
Yes ☐ No ☑

LECTEC CORPORATION
REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
Forward-Looking Statements
     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-QSB), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties, which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the “Cautionary Statements” filed as Exhibit 99.01 to the Company’s Form 10-KSB for the year ended December 31, 2007 and Form 10-QSB for the quarter ended March 31, 2008.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$808,877	$832,925
Royalty receivable	23,929	100,431
Prepaid expenses and other	55,666	62,877

Total current assets	888,472	996,233

OTHER ASSETS:
Patent costs	46,989	42,918
Prepaid insurance – director and officer	50,698	60,838

	97,687	103,756

TOTAL ASSETS	$986,159	$1,099,989

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$57,733	$13,407
Accrued expenses	59,313	57,767
Discontinued operations	130,000	130,000

Total current liabilities	247,046	201,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,290,026 and 4,176,048 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	42,900	41,760
Additional contributed capital	12,197,138	12,198,278
Accumulated deficit	(11,500,925)	(11,341,223)

	739,113	898,815

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$986,159	$1,099,989

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUE – ROYALTY AND LICENSING FEES	$21,029	$—
OPERATING EXPENSES	187,912	129,202

Loss from operations	(166,883)	(129,202)

INTEREST INCOME	7,181	14,876

NET LOSS	$(159,702)	$(114,326)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,227,401	4,153,831

LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(159,702)	$(114,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent costs	4,951	5,853
Changes in operating assets and liabilities:
Royalty receivable	76,502	—
Prepaid expenses and other	17,351	19,054
Accounts payable	44,326	39,045
Accrued expenses	1,546	(4,570)

Net cash used in operating activities	(15,026)	(54,944)

Cash flows from investing activity:
Investment in patents	(9,022)	—

Net cash used in investing activity	(9,022)	—

Cash flows from financing activity:
Proceeds from the exercise of stock options	—	1,550

Net cash provided by financing activity	—	1,550

Net decrease in cash and cash equivalents	(24,048)	(53,394)

Cash and cash equivalents – beginning of period	832,925	1,281,785

Cash and cash equivalents – end of period	$808,877	$1,228,391

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
March 31, 2008 and 2007
(Unaudited)
(1) General
          The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business Summary and Critical Accounting Policies
     Business Summary
          The Company is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to patents that the Company has been granted. The Company has one licensing agreement (the “Agreement”) with Novartis Consumer Health, Inc., (“Novartis”), which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis’ net sales of licensed products. Previously, the Company was a contract manufacturer of various topical patches, which were sold to major pharmaceutical, retail, and individual customers until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents and trademarks based upon its topical patch technology.
          The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. Its principal executive office is located at 5610 Lincoln Drive, Edina, Minnesota 55436, its telephone number is (952)-933-2291, fax number is (952)-942-5369, and internet website is www.lectec.com.
     Critical Accounting Policies
          The Company’s most critical accounting policies include:
          Revenue Recognition. Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis, based upon sales information of licensed products sold by Novartis, and collection is reasonably assured.
          Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no such impairment currently exists.
          Royalty Receivable. The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement. At March 31, 2008, the Company had an outstanding royalty receivable with Novartis of $23,929. Management believes, based upon past collection experience, that any and all amounts outstanding from time to time are fully collectible.
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

          Share-Based Compensation.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company was required to apply SFAS No. 123(R) effective January 1, 2006. Thus, the Company’s financial statements reflect the cost for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service had not been rendered as of that date, based on the grant date estimated fair value.
          All of the Company’s options were fully vested as of March 31, 2008 and there were no new grants, or modifications to existing grants, during the quarters ended March 31, 2008 or 2007.
          Recent Accounting Pronouncements:
          In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax position after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 31, 2008. These standards will change our accounting treatment for business combinations on a prospective basis.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.
          Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets to be measured at fair value. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.
          In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurements disclosures of non-financial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial statements.
(3) Loss Per Common Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options and warrants to purchase 155,200 and 265,250 shares of common stock with a weighted average exercise price of

$3.88 and $1.52 were outstanding as of March 31, 2008 and 2007, respectively. Because the Company had a net loss during the three months ended March 31, 2008 and 2007, those shares were excluded from the loss per share computations because they were antidilutive.
(4) Income Taxes
          The provision for income taxes for the three months ended March 31, 2008 and 2007, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three months ended March 31, 2008 and 2007, as the realization of such benefit is not reasonably assured.
(5) Novartis Supply and License Agreement
          In July, 2004, the Company entered into a supply and licensing agreement with Novartis, effective January 1, 2004 (the “Agreement”). By December 31, 2004, the supply portion of the Agreement was completed and the Company no longer manufactured any product. The Company moved into its Edina, Minnesota facility in February 2005 after vacating its previous manufacturing facility in Minnetonka, Minnesota. Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property (approximately five years), Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net sales of vapor patches by Novartis for each year the License is in effect.
          In June 2006, Novartis issued a nationwide recall of all of its Triaminic® vapor patch products. In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was “due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it.” At the same time that Novartis announced this voluntary recall, the U.S. Food and Drug Administration (“FDA”) issued a release warning consumers “not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children.” According to news reports, the recall resulted from an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company. As a result of this recall, the Company has been proactive in assisting Novartis to resolve the FDA issues surrounding the product recall and thereby restore the Company’s royalty income stream. The Company has met with Novartis representatives to discuss how to prevent an incident where a child or pet chews or ingests a patch.
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
          To address the product recall described above, the Company filed a provisional patent application with the U.S. Patent and Trademark Office (the “USPTO”) in April 2007 for an adhesive patch with an aversive agent. The intention of the provisional patent is to introduce an aversive agent into patches that would be so repulsive, a child or pet would not want to chew, swallow, or ingest a patch, yet not impair the intended patch functionality. The Company’s new child-proof/pet-proof patch technology is primarily designed to prevent children from ingesting a patch, but the aversive agent will protect anyone, including adults with dementia (i.e. Alzheimer disease) or even family pets, from chewing a discarded patch. It is expected that this technology can be applied to numerous patch formulations, most importantly patches potentially harmful if ingested (i.e. nicotine patches, Alzheimer’s patches, estrogen patches, osteoporosis patches, nitroglycerin patches, lidocaine patches, contraceptive patches, antidepressant patches, or any future developed patch). The Company has received a trademark under the name of SAFEPATCH™.
          In April 2007, the Company was informed that the USPTO had completed a re-examination of a patent pertinent to the Agreement and the Company was issued a re-examination certificate. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches, which contain a reservoir of medication to be delivered into the body by absorption through the skin and inhalation of vapors.

          In July 2007, Novartis began shipping a new adult vapor patch product in the United States for the 2007/2008 cough and cold season. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.
          During the first quarter ended March 31, 2008, the Company recorded revenue of $21,029 based upon information provided by Novartis related to royalties due to the Company from sales of the adult vapor patch during this period. The Company did not record any revenue for the quarter ended March 31, 2007 due to the product recall discussed above.
(6) Discontinued Operations
          The liability for discontinued operations at March 31, 2008 and December 31, 2007 consisted of a reserve for sales returns and credits of $130,000 for sales prior to the discontinuance of operations in 2004.
(7) Equity Transactions
     Warrants
          In connection with the sale of the Company’s corporate facility during 2003, the Company issued warrants to an outside party to purchase 200,000 shares of the Company’s common stock. The warrants were exercisable, and may be exercised on a cashless basis, and entitled the holder to purchase common stock at $0.90 per share until February 25, 2008.
          On February 21, 2008, the warrant holder exercised, on a cashless basis, the warrant. Accordingly, the warrant holder forfeited a number of shares underlying the warrant with a “fair market value” (calculated pursuant to the warrant agreement) and received 113,978 shares of the Company’s common stock upon exercise of the warrant. As a result of the cashless exercise, the Company did not receive any cash proceeds from the exercise. As of the filing date of this Form 10-QSB, the Company has no outstanding warrants.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
     The Company’s strategy is to evaluate and promote its current intellectual property portfolio for licensing purposes to assist domestic and foreign manufacturers in producing or selling topical patch products. This effort will also enhance the Company’s options with respect to future licensing opportunities, and may attract potential merger or acquisition candidates or the sale of the Company. The Company is taking steps to strengthen its patents for territories of use, including the United States, Europe, and other countries. The Company is also focused on strengthening the protection of its intellectual property rights. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from the protection of patent rights pertaining to the Company’s intellectual property.
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
     In 2007 and 2008, the Company filed for two new provisional patents, which include: (i) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets and (ii) a hand sanitizing patch that will kill targeted infectious organisms. The hand sanitizing patch will be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye.
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
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
Results of Operations
     The Company recorded royalty income of $21,029 during the first quarter ended March 31, 2008, compared to no royalty income recorded during the same quarter of 2007 due to the previously discussed product recall by Novartis. (See Note 5 of Notes to Condensed Financial Statements in this Form 10-QSB). The amount of royalty income recorded during the first quarter ended March 31, 2008 was based on information provided by Novartis.
     Operating expenses increased $58,710, to $187,912 for the first quarter ended March 31, 2008, from operating expenses of $129,202 for the comparable quarter in 2007. The increase in operating expenses resulted from increases in consulting, legal, and accounting costs related to efforts the Company is undertaking to enhance its patent portfolio, gather valuation information with respect to the Company, costs related to Sarbanes/Oxley compliance, and other miscellaneous outsourced accounting related costs. The Company anticipates that it may reduce operating expenses through reductions in facility costs and other general operating expenses. However, these savings may be offset with costs related to actions the Company decides to take with respect to protecting its intellectual property rights, including ongoing patent maintenance costs and additional costs surrounding new patent prospects.
     The Company recorded a net loss of $(159,702), or $(0.04) per basic and diluted share, for the first quarter of 2008, compared to a net loss of $(114,326), or $(0.03) per basic and diluted share, for the first quarter of 2007. The increase in net loss for the first quarter of 2008 compared to the same quarter of 2007 was primarily due to the increases in consulting, legal, and accounting costs discussed above, partially offset by royalty income of $21,029 recorded during the first quarter ended March 31, 2008.

Income Taxes
     The provision for income tax benefits for the first quarter of 2008 and 2007 was offset principally by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the first quarter of 2008 and 2007, as the realization of such benefits is not reasonably assured.
Effect of Inflation
     Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
     Cash and cash equivalents decreased $24,048 during the first quarter ended March 31, 2008, to $808,877, from cash and cash equivalents of $832,925 at December 31, 2007. The decrease in cash and cash equivalents during the first quarter of 2008 from the end of 2007, was due to an increase in operating expenditures for consulting, legal, and accounting costs which was partially offset by the receipt of royalty receivable of $76,502 pertaining to 2007 sales of licensed products by Novartis.
     There were no material commitments for capital expenditures at March 31, 2008
     The Company had working capital of $641,426 and a current ratio of 3.60% at March 31, 2008 compared to working capital of $795,059 and a current ratio of 4.95% at December 31, 2007. The decline in working capital and the current ratio for the first quarter of 2008 compared to December 31, 2007, was primarily due to the net loss of ($159,702) that the Company incurred during the first quarter ended March 31, 2008.
     Shareholders’ equity decreased $159,702, to $739,113 at March 31, 2008 from $898,815 at December 31, 2007, due to the net loss the Company incurred during the first quarter ended March 31, 2008.
     The Company believes its existing cash and cash equivalents will be sufficient to fund operations through 2008 and 2009 based upon its current cash on hand, and the anticipated operating expenses the Company is likely to incur during 2008 and 2009. The Company earns interest on its available cash. Interest income earned was $7,181 (3.5% average annual interest) and $14,876 (4.9% average annual interest) for the quarters ended March 31, 2008 and 2007, respectively.
     The Company’s working capital requirements are dependent upon the receipt of adequate levels of royalty and licensing income to fund operations. The Company currently estimates that it will receive $100,000 to $200,000 per year in royalty income based upon revised royalty estimates provided by Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating other licensing opportunities with Novartis or other companies, due to the uncertainties and risks described in the “Cautionary Statements” included as Exhibit 99.01 to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.
CRITICAL ACCOUNTING POLICIES
     Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended March 31, 2008 and 2007. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-QSB.

ITEM 3A(T) — CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosures. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective
     During the three months ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II –OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     None.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the first quarter ended March 31, 2008, 10701 Red Circle Drive, LLC (“Red Circle”) exercised its warrant dated February 25, 2003 to purchase 200,000 shares of our common stock with an exercise price of $0.90 per share. In lieu of paying the aggregate exercise price under the warrant, Red Circle elected to exercise its right under the warrant to effect a cashless net exercise of the warrant. Accordingly, Red Circle forfeited a number of shares underlying the warrant with a “fair market value” equal to the aggregate exercise price of the warrant and received 113,978 shares of our common stock upon exercise of the warrant. As a result of the cashless exercise, we did not receive any cash proceeds from the exercise. The following table reflects these shares reacquired by the Company as payment of the exercise price of Red Circle’s warrant:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (Or Unit)	or Programs	Programs
Month No. 1 (January 1 through January 31, 2008)	—	—	—	—

Month No. 2 (February 1 through February 29, 2008)	86,022	$2.09	—	—

Month No. 3 (March 1 through March 31, 2008)	—	—	—	—

Total	86,022	$2.09	—	—
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None

ITEM 6 — EXHIBITS

Exhibit No.	Description

3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01	Cautionary Statements, filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECTEC CORPORATION
Date May 15, 2008	By	/s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, & Director (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01	Cautionary Statements, filed herewith.