Form 10-Q
period 2008-06-30
LECTEC CORP /MN/
filed 2008-08-14
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-16159
LECTEC CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1301878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1407 South Kings Highway, Texarkana, TX	75501

(Address of principal executive offices)	(Zip Code)
         (903)-832-0993
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
As of August 14, 2008 the registrant had 4,290,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

PART 1 – FINANCIAL INFORMATION
ITEM 1 – CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$588,609	$832,925
Royalty receivable	8,597	100,431
Prepaid expenses and other	102,294	62,877

Total current assets	699,500	996,233

OTHER ASSETS:
Patent costs	55,440	42,918
Prepaid insurance – director and officer	40,558	60,838

	95,998	103,756

TOTAL ASSETS	$795,498	$1,099,989

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$48,618	$13,407
Accrued expenses	55,143	57,767
Discontinued operations	130,000	130,000

Total current liabilities	233,761	201,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,290,026 and 4,176,048 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,900	41,760
Additional contributed capital	12,197,138	12,198,278
Accumulated deficit	(11,678,301)	(11,341,223)

	561,737	898,815

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$795,498	$1,099,989

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE – ROYALTY AND LICENSING FEES	$5,075	$—	$26,104	$—

OPERATING EXPENSES	186,417	171,558	374,329	300,760

Loss from operations	(181,342)	(171,558)	(348,225)	(300,760)

Interest income	3,966	13,467	11,147	28,343

NET LOSS	$(177,376)	$(158,091)	$(337,078)	$(272,417)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic and diluted	4,290,026	4,157,295	4,258,713	4,155,572

LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(337,078)	$(272,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent costs	10,758	11,588
Changes in operating assets and liabilities:
Royalty receivable	91,834	—
Prepaid expenses and other	(19,137)	37,612
Accounts payable	35,211	2,556
Accrued expenses	(2,624)	(16,375)

Net cash used in operating activities	(221,036)	(237,036)

Cash flows from investing activities:
Investment in patents	(23,280)	—

Net cash used in investing activities	(23,280)	—

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	9,050

Net decrease in cash and cash equivalents	(244,316)	(227,986)

Cash and cash equivalents – beginning of period	832,925	1,281,785

Cash and cash equivalents – end of period	$588,609	$1,053,799

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
June 30, 2008 and 2007
(Unaudited)
(1) Basis of Presentation
          The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007, respectively. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business/Premises Summary and Critical Accounting Policies
     Business Summary
          The Company is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents. The Company has one licensing agreement (“Novartis Agreement” or “Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches which were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents based on its hydrogel technology. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin.
     Corporate Office Relocation and Premises Summary
          Effective May 30, 2008, the Company entered into a lease amendment (the “Lease Amendment”) amending its lease dated May 23, 2003, between the Company and SMD Lincoln Investments (the “Minnesota Lease”), regarding the Company’s headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”).
          The Lease Amendment provides for a reduction in the amount of office space leased by the Company at the Leased Premises from 14,316 square feet to 3,299 square feet. In addition, pursuant to the Lease Amendment, the Company will pay a monthly rent and related expenses of approximately $2,400. The Lease Amendment does not extend the term of the Minnesota Lease, which will expire on August 31, 2008. The Company has negotiated with property management that it can stay until September 30, 2008 for an additional expenditure of $2,400 to allow the Company additional time to vacate its current space. The Company intends to vacate its Leased Premised by September 30, 2008.
          On July 23, 2008, the Company moved its corporate headquarter facilities from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501, for a term of 6 months, beginning on August 1, 2008 and ending on February 1, 2009. The monthly lease rate shall be $650 during the term of the Texas Lease, and the Company must also pay its pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex. The Texas Lease may be extended for a period of 6 or 12 months commencing at the expiration of the original lease term, at the option of the Company, at a monthly lease rate of $700. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord. The Company believes this is an ideal location based upon favorable local lease rates, secure premises, tax advantages, community responsibility, etc.
          On July, 23, 2008, the Company also opened an office in India, Level 2, Connaught Place, Bund Garden Road, Pune (India), 411001, to explore research, development and manufacturing opportunities for its advanced skin interface technologies and products. The Company chose India because the Company considers it one of the most robust, globally competitive, and cost-efficient locations for the development and manufacturing of pharmaceutical and medical products.

The Company also wanted to have better access to the pool of well-educated scientific and engineering talent available in India. As of July 23, 2008, the Company has paid in advance $2,086 (including refundable security deposit of $250) for this lease, which expires on July 31, 2009.
     Critical Accounting Policies
          The Company’s most critical accounting policies include:
          Revenue Recognition. Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement, based upon sales information of licensed products sold by Novartis, and collection is reasonably assured.
          Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no such impairment currently exists.
          Royalty Receivable. The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Novartis pays royalty income within the terms defined in the Agreement. At June 30, 2008, the Company had an outstanding royalty receivable with Novartis of $8,597. Management believes, based upon past collection experience, that any and all amounts due from Novartis outstanding from time to time are fully collectible.
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
          All of the Company’s options were fully vested as of June 30, 2008 and there were no new grants, or modifications to existing grants, during the three and six month periods ended June 30, 2008 and 2007.
          Recent Accounting Pronouncements:
          In December 2007, the FASB issued SFAS No. 141R, (revised 2007), Business Combinations. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax position after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 31, 2008. These standards will change our accounting treatment for business combinations on a prospective basis.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurements disclosures of non-financial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial statements.
(3) Loss Per Common Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options and warrants to purchase 155,200 shares of common stock with a weighted average exercise price of $3.88 were outstanding during the three and six months ended June 30, 2008. Common stock options and warrants to purchase 255,250 and 260,250 shares of common stock with a weighted average exercise price of $1.55 and $1.53 were outstanding during the three and six months ended June 30, 2007, respectively. Because the Company had a loss from operations during the three and six months ended June 30, 2008 and 2007, those shares were excluded from the loss per share computations because they were antidilutive.
(4) Income Taxes
          The provision for income taxes for the three and six months ended June 30, 2008 and 2007, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and six months ended June 30, 2008 and 2007, as the realization of such benefit is not reasonably assured.
(5) Novartis Supply and License Agreement
          In July, 2004, the Company entered into a supply and licensing agreement with Novartis, effective January 1, 2004. By December 31, 2004, the supply portion of the Agreement was completed and the Company no longer manufactured any product. The Company moved into its Edina, Minnesota facility in February 2005 after vacating its previous manufacturing facility in Minnetonka, Minnesota. Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or is useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents’ life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net sales of vapor patches by Novartis for each year the License is in effect.
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
          In January 2007, the Company engaged an independent consulting firm to audit royalties due to the Company pursuant to the Agreement. In January 2008 the Company was paid $21,946 as settlement for underpaid royalty income and audit costs.

          To address the product recall described above, the Company filed a provisional patent application with the U.S. Patent and Trademark Office (the “USPTO”) in April 2007 for an adhesive patch with an aversive agent. The intention of the provisional patent is to introduce an aversive agent into patches that would be so repulsive, a child or pet would not want to chew, swallow, or ingest a patch, yet not impair the intended patch functionality. The Company’s new child-proof/pet-proof patch technology is primarily designed to prevent children from ingesting a patch, but the aversive agent will protect anyone, including adults with dementia (i.e. Alzheimer disease) or even family pets, from chewing a discarded patch. It is expected that this technology can be applied to numerous patch formulations, most importantly patches potentially harmful if ingested (i.e. nicotine patches, Alzheimer’s patches, estrogen patches, osteoporosis patches, nitroglycerin patches, lidocaine patches, contraceptive patches, antidepressant patches, or any future developed patch). The Company has received a pending trademark under the name of SAFEPATCH™.
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
          During the three and six month periods ended June 30, 2008, the Company recorded royalty income of $5,075 and $26,104, respectively, based upon information provided by Novartis related to royalties due to the Company from sales of the adult vapor patch during this period. The Company did not record any revenue for the comparable periods of 2007 due to the product recall discussed above.
(6) Discontinued Operations
          The liability for discontinued operations at both June 30, 2008 and December 31, 2007 consisted of a reserve for sales returns and credits of $130,000 for sales prior to the discontinuance of operations in 2004.
(7) Equity Transactions
     Warrants
          In connection with the sale of the Company’s corporate facility during 2003, the Company issued warrants to an outside party to purchase 200,000 shares of the Company’s common stock. The warrants were exercisable, and could be exercised on a cashless basis, and entitled the holder to purchase the Company’s common stock at $0.90 per share until February 25, 2008.
          On February 21, 2008, the warrant holder exercised, on a cashless basis, the warrant. Accordingly, the warrant holder forfeited a number of shares underlying the warrant with a “fair market value” (calculated pursuant to the warrant agreement) and received 113,978 shares of the Company’s common stock upon exercise of the warrant. As a result of the cashless exercise, the Company did not receive any cash proceeds from the exercise. As of the filing date of this Form 10-Q, the Company has no outstanding warrants.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          The Company’s strategy is to evaluate and promote its current intellectual property portfolio for licensing purposes to domestic and foreign manufacturers to enable them to use the Company’s proprietary patch technology to produce or sell topical patch products in the future. This effort will also enhance the Company’s options with respect to future licensing opportunities, and may attract potential merger or acquisition candidates or the sale of the Company. The Company is taking steps to strengthen its patent portfolio for territories of use, including the United States, Europe, and other countries. The Company is also focused on strengthening its position with respect to the protection of its rights related to its current intellectual property portfolio. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from the protection of patent rights pertaining to the Company’s intellectual property.
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
          In 2007 and 2008, the Company filed for two new provisional patents, which include (i) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets and (ii) a hand sanitizing patch that will kill targeted infectious organisms. The hand sanitizing patch will be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye.
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
          On July 25, 2008, the Company filed a Complaint for patent infringement against several companies, alleging that the defendants have infringed upon two of the Company’s patents relating to its medicated patch technology. The Company has disclosed details of the pending lawsuit in previous SEC filings. Responses from the defendants are still pending as of the filing of this Form 10-Q. See PART II, ITEM 1 of this Form 10-Q for additional information.
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
Results of Operations
          The Company recorded royalty income of $5,075 and $26,104, respectively, for the three and six months ended June 30, 2008. The Company did not record any royalty income during the three or six months ended June 30, 2007 as a result of the previously discussed product recall by Novartis. (See Note 5 of Notes to Condensed Financial Statements in this Form 10-Q). The royalty income recorded during the three and six month periods ended June 30, 2008 was based on information provided by Novartis.
          Operating expenses increased $14,859, to $186,417 for the three months ended June 30, 2008, from operating expenses of $171,558 for the comparable period in 2007. The increase in operating expenses resulted primarily from an increase in consulting expenses relating to the Company’s efforts to strengthen its patent protection rights and associated increases in legal costs. For the six months ended June 30, 2008, operating expenses increased $73,569 to $374,329, from $300,760 for the six months ended June 30, 2007. The increase in operating expenses resulted from increases in consulting, legal, and accounting costs related to efforts the Company is undertaking to enhance its patent portfolio, gather valuation information with respect to the Company, costs related to Sarbanes/Oxley compliance, and other miscellaneous outsourced accounting related costs.
          The Company anticipates that it can further reduce operating expenses since many expenditures have been a one time expenditure. In addition, the Company will also reduce its operating expenses as a result of relocating its corporate office, reducing its rental/lease obligations, and decrease utility expenses. However, these savings may be offset with costs related to additional actions the Company decides to take with respect to protecting its intellectual property.
          The Company recorded a net loss of $(177,376), or $(0.04) per basic and diluted share for the three months ended June 30, 2008, compared to a net loss of $(158,091), or $(0.04) per basic and diluted share, for the same period in 2007. For the six months ended June 30, 2008, the Company recorded a net loss of $(337,078), or $(0.08) per basic and diluted share, compared to a net loss of $(272,417), or $(0.07) per basic and diluted share, for the same period in the 2007. The increase in net loss for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 is due to the increase in operating expenses, partially offset by the increase in royalty income discussed above.
Income Taxes
          The provision for income tax benefits for the three and six months ended June 30, 2008 and 2007 was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and six months ended June 30, 2008 and 2007, as the realization of such benefits is not reasonably assured.
Effect of Inflation
          Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
          Cash and cash equivalents decreased $244,316 for the six month period ended June 30, 2008, to $588,609, from cash and cash equivalents of $832,925 at December 31, 2007. The decrease in cash and cash equivalents resulted primarily from the Company incurring legal, consulting, and other costs related to the Company protecting its patent portfolio, which was partially offset by a royalty payment of $76,502 relating to 2007 sales of licensed adult vapor patch product by Novartis.
          There were no material commitments for capital expenditures at June 30, 2008 or 2007.
          The Company had working capital of $465,739 and a current ratio of 3.00 at June 30, 2008 compared to working capital of $795,059 and a current ratio of 4.95 at December 31, 2007. The decline in working capital and the current ratio at June 30, 2008, compared to December 31, 2007, was primarily due to the net loss of ($337,078) in working capital that the Company incurred during the six months ended June 30, 2008.
          Shareholders’ equity decreased $337,078 to $561,537 at June 30, 2008 from $898,815 at December 31, 2007, due to the net loss the Company incurred during the six months ended June 30, 2008.
          The Company believes its existing cash and cash equivalents will be sufficient to fund its operations during the next year, based upon its current cash on hand, anticipated royalty income, and the anticipated operating expenses the Company is likely to incur during 2008 and 2009. The Company earns interest on its available cash. Interest income earned during the three and six month periods ended June 30, 2008 was $3,966 and $11,147, respectively (3.2% average annual interest). Interest income earned during the three and six month periods ended June 30, 2007 was $13,467 and $28,343, respectively (5.0% average annual interest).
          The Company’s working capital requirements are dependent upon its receipt of adequate levels of royalty and licensing income to fund its operations. The Company currently estimates that it will receive $100,000 to $200,000 per year in royalty income based upon revised royalty estimates provided by Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating other licensing opportunities with Novartis or other companies, due to the uncertainties and risks described in the “Cautionary Statements” included as Exhibit 99.01 to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and Form 10-QSB for the first quarter ended March 31, 2008.
CRITICAL ACCOUNTING POLICIES
          Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended June 30, 2008 and 2007. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
          Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES
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
          During the three months ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II –OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
          On July 25, 2008, the Company filed a complaint for patent infringement (the “Complaint”) against Chattem, Inc., Endo Pharmaceuticals, Inc., Johnson & Johnson Consumer Company, Inc., The Mentholatum Company, Inc. and Prince of Peace Enterprises, Inc. (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleges, among other things, that the Defendants have infringed two of the Company’s patents (the “Patents”), which relate to the Company’s medicated patch technology. The Company is seeking to enjoin the Defendants from infringing the Patents and to recover monetary damages related to such infringement, as well as interest and litigation costs.
ITEM 1A - RISK FACTORS
          Not Applicable.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Regular Annual Meeting of Shareholders of the Company was held on June 19, 2008. The following matters were voted on by the Company’s Shareholders:
1.	The election of three directors to serve on the Board of Directors for a term of one year or until their successors are duly elected and qualified.
2.	The ratification of the appointment of Lurie Besikof Lapidus & Company, LLP as the Company’s independent registered public accountant for the Company’s current fiscal year.
          The results of the voting on these matters were as follows:
1.	Board of Directors:

		Withhold
	For	Authority	Total
Judd A. Berlin	3,160,436	133,441	3,293,877
C. Andrew Rollwagen	2,562,870	731,007	3,293,877
Daniel C. Sigg	3,173,600	120,277	3,293,877
2.	Appointment of Lurie Besikof Lapidus & Company, LLP as independent auditor for the Company:

For	Against	Abstain	Broker-Non-Votes	Total
3,138,020	33,155	122,702	—	3,293,877
ITEM 5 - OTHER INFORMATION
          None.

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.01	Lease Amendment; dated May 30, 2008, between LecTec Corporation and SMD Lincoln Investments, filed herewith.

10.02	Lease Agreement; dated July 23, 2008, between LecTec Corporation and Lockaway Storage, Inc., filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01	Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company’s Report on Form 10-QSB for the quarter ended March 31, 2008).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECTEC CORPORATION
Date: August 14, 2008	By /s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, & Director (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.01	Lease Amendment; dated May 30, 2008, between LecTec Corporation and SMD Lincoln Investments, filed herewith.

10.02	Lease Agreement; dated July 23, 2008, between LecTec Corporation and Lockaway Storage, Inc., filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.01	Cautionary Statements (Incorporated herein by reference to Exhibit 99.01 to the Company’s Report on Form 10-QSB for the quarter ended March 31, 2008).