Form 10-Q
period 2008-09-30
LECTEC CORP /MN/
filed 2008-11-19
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________

Commission file number: 0-16159

LECTEC CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1301878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1407 South Kings Highway, Texarkana, TX	75501
(Address of principal executive offices)	(Zip Code)

(903)-832-0993
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of November 19, 2008 the registrant had 4,290,026 shares of common stock outstanding.

LECTEC CORPORATION

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements	I-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I-9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	I-12

Item 4.	Controls and Procedures	I-12

Part II - Other Information

Forward-Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage and the outcome of pending litigation, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in the “Cautionary Statements” filed as Exhibit 99.01 to the Company’s Form 10-KSB for the year ended December 31, 2007 and updated in Exhibit 99.1 to our Form 10-QSB for the quarter ended March 31, 2008.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$410,107	$832,925
Royalty receivable	14,022	100,431
Prepaid expenses and other	131,041	62,877

Total current assets	555,170	996,233

OTHER ASSETS:
Office equipment	6,633	-
Patent costs	49,607	42,918
Prepaid insurance - director and officer	30,419	60,838
	86,659	103,756

TOTAL ASSETS	$641,829	$1,099,989

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,947	$13,407
Accrued expenses	52,903	57,767
Discontinued operations	130,000	130,000

Total current liabilities	207,850	201,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares
authorized; 4,290,026 and 4,176,048 shares
issued and outstanding at September 30, 2008
and December 31, 2007, respectively	42,900	41,760
Additional contributed capital	12,652,219	12,198,278
Accumulated deficit	(12,261,140)	(11,341,223)
	433,979	898,815

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$641,829	$1,099,989

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007

REVENUE - ROYALTY AND LICENSING FEES	$14,022		$-	$40,125	$-
OPERATING EXPENSES	599,869		469,283	974,197	770,043
Loss from operations	(585,847)		(469,283)	(934,072)	(770,043)

Interest income	3,008		12,288	14,155	40,631

NET LOSS	$(582,839)		$(456,995)	$(919,917)	$(729,412)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,290,026		4,175,371	4,269,227	4,162,245

LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$	(0.11)	$(0.22)	$(0.18)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(919,917)	$(729,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to stock options	455,080	332,925
Amortization of patent costs	16,591	17,210
Changes in operating assets and liabilities:
Royalty receivable	86,409	-
Prepaid expenses and other	(37,745)	26,617
Accounts payable	11,540	14,677
Accrued expenses	(4,863)	(18,491)
Net cash used in operating activities	(392,905)	(356,474)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	18,087
Net cash provided by financing activities	-	18,087
Cash flows from investing activities:
Purchase of office equipment	(6,633)
Investment in patents	(23,280)	-
Net cash used in investing activities	(29,913)	-

Net decrease in cash and cash equivalents	(422,818)	(338,387)

Cash and cash equivalents - beginning of period	832,925	1,281,785
Cash and cash equivalents - end of period	$410,107	$943,398

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
September 30, 2008 and 2007

(Unaudited)

(1) Basis of Presentation

The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007, respectively. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.

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

Corporate Office Relocation and Premises Summary

The Company is currently finalizing a second lease amendment (the “Second Lease Amendment”) that will allow for the Company to remain in the Edina, Minnesota premises until December 31, 2008. This will allow adequate time to vacate the premises and to move and dispose of remaining items at that facility. The monthly lease will remain at $2,400 per month. The terms of the Second Lease Amendment are the same as described below.

In May, 2008, the Company entered into a lease amendment (the “Lease Amendment”) amending its lease dated May 23, 2003, between the Company and SMD Lincoln Investments (the “Minnesota Lease”), regarding the Company’s previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”).

The Lease Amendment provided for a reduction in the amount of office space leased by the Company at the Leased Premises from 14,316 square feet to 3,299 square feet. In addition, pursuant to the Lease Amendment, the Company will pay a monthly rent of approximately $2,400. The Lease Amendment did not extend the term of the Minnesota Lease, which expired on August 31, 2008. The Company had previously negotiated with property management that the Company could stay in the Leased Premises until September 30, 2008 for a lease rate of $2,400 per month to allow the Company additional time to vacate its current space. The Company intends to vacate its Leased Premised by December 31, 2008.

On July 23, 2008, the Company moved its corporate headquarter facilities from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501, for a term of 6 months, beginning on August 1, 2008 and ending on February 1, 2009. The monthly lease rate is $650 per month during the term of the Texas Lease, and the Company must also pay its pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex. The Texas Lease may be extended for a period of 6 or 12 months commencing at the expiration of the original lease term, at the option of the Company, at a monthly lease rate of $700. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord. The Company believes this is an ideal location based upon favorable local lease rates, secure premises, tax advantages, community responsibility, etc.

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

Royalty Receivable.  The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Novartis pays royalty income within the terms defined in the Agreement. At September 30, 2008, the Company had an outstanding royalty receivable with Novartis of $14,022. Management believes, based upon past collection experience, that any and all amounts due from Novartis outstanding from time to time are fully collectible.

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

On September 26, 2008, the Compensation Committee of the Board of Directors of the Company granted stock options to each of the three members of the Board of Directors of the Company, as well as to its sole employee. The terms of the options granted to the four individuals were identical except that the options granted to Mr. William Johnson, the Company’s only employee, qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the three Directors of the Company was granted non-qualified stock options. Mr. William Johnson, Mr. C. Andrew Rollwagen and Dr. Daniel Sigg each received an option to purchase 16,000 shares of the Company’s common stock at $4.00 per share and Mr. Judd Berlin received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 26, 2018. All of the options were granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director or employee of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate.

The Company recorded share-based compensation expense of $455,080 or $0.11 per share for the three and nine months ended September 30, 2008. The fair value of the options granted were determined utilizing the Black-Scholes-Merton option pricing model. All of the Company’s options were fully vested as of September 30, 2008 and there were no modifications to existing grants, during the three and nine month periods ended September 30, 2008 and 2007.

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

(3) Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options to purchase 269,200 shares of common stock were outstanding during the three and nine months ended September 30, 2008. Common stock options and warrants to purchase 393,200 shares of common stock were outstanding during the three and nine months ended September 30, 2007. Because the Company had a loss from operations during the three and nine months ended September 30, 2008 and 2007, those shares were excluded from the loss per share computations because they were antidilutive.

(4) Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2008 and 2007, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and nine months ended September 30, 2008 and 2007, as the realization of such benefit is not reasonably assured.

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

In April 2007, the Company was informed that the USPTO had completed a re-examination of a patent pertinent to the Agreement and the Company was issued a re-examination certificate. The patent is entitled "Non-Occlusive Adhesive Patch for Applying Medication to the Skin" and covers the design for adhesive patches, which contain a reservoir of medication to be delivered into the body by absorption through the skin and inhalation of vapors.

In July 2007, Novartis began shipping a new adult vapor patch product in the United States for the 2007/2008 cough and cold season. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.

During the three and nine month periods ended September 30, 2008, the Company recorded royalty income of $14,022 and $40,125, respectively, based upon information provided by Novartis related to royalties due to the Company from sales of the adult vapor patch during this period. The Company did not record any revenue for the comparable periods of 2007 due to the product recall discussed above.

(6) Discontinued Operations

The liability for discontinued operations at both September 30, 2008 and December 31, 2007 consisted of a reserve for sales returns and credits of $130,000 for sales prior to the discontinuance of operations in 2004.

(7) Equity Transactions

Stock Options

On September 26, 2008, the Compensation Committee of the Board of Directors of the Company granted stock options to each of the three members of the Board of Directors of the Company, as well as to its sole employee. The terms of the options granted to the four individuals were identical except that the options granted to Mr. William Johnson, the Company’s only employee, qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the three Directors of the Company was granted non-qualified stock options. Mr. William Johnson, Mr. C. Andrew Rollwagen and Dr. Daniel Sigg each received an option to purchase 16,000 shares of the Company’s common stock at $4.00 per share and Mr. Judd Berlin received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 26, 2018. All of the options were granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director or employee of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2008 and 2007, the Company filed for two new provisional patents, which include (i) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets and (ii) a hand sanitizing patch that will kill targeted infectious organisms. The hand sanitizing patch will be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye.

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

On July 25, 2008, the Company filed a Complaint for patent infringement against five companies, alleging that the defendants have infringed upon two of the Company’s patents relating to its medicated patch technology. The Company has disclosed details of the pending lawsuit in previous SEC filings. In October, 2008, all five of the defendants in these lawsuits filed answers to the Company’s complaint. The Company is scheduled to appear in court on December 3, 2008 for a scheduling conference. See PART II, ITEM 1 of this Form 10-Q for additional information.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Results of Operations

The Company recorded royalty income of $14,022 and $40,125, respectively, for the three and nine months ended September 30, 2008. The Company did not record any royalty income during the three or nine months ended September 30, 2007 as a result of the previously discussed product recall by Novartis. (See Note 5 of Notes to Condensed Financial Statements in this Form 10-Q). The royalty income recorded during the three and nine month periods ended September 30, 2008 was based on information provided by Novartis.

Operating expenses increased $130,585 to $599,868 for the three months ended September 30, 2008, from operating expenses of $469,283 for the comparable period in 2007. The increase in operating expenses resulted primarily from an increase in compensation expense related to the issuance of stock options of $455,080 in 2008 versus compensation expense of $332,925 in 2007, coupled with increases in consulting expenses relating to the Company’s efforts to strengthen its patent protection rights and associated increases in legal costs. For the nine months ended September 30, 2008, operating expenses increased $204,154 to $974,197, from $770,043 for the nine months ended September 30, 2007. The increase in operating expenses resulted from increases in compensation expense related to the issuance of stock options, consulting, legal, and accounting costs related to efforts the Company is undertaking to enforce its patent portfolio.

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

The Company recorded a net loss of $(582,839), or $(0.14) per basic and diluted share for the three months ended September 30, 2008, compared to a net loss of $(456,995), or $(0.11) per basic and diluted share, for the same period in 2007. For the nine months ended September 30, 2008, the Company recorded a net loss of $(919,917), or $(0.22) per basic and diluted share, compared to a net loss of $(729,412), or $(0.18) per basic and diluted share, for the same period in the 2007. The increase in net loss for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 is due to the increase in operating expenses, partially offset by the increase in royalty income discussed above.

Income Taxes

The provision for income tax benefits for the three and nine months ended September 30, 2008 and 2007 was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and nine months ended September 30, 2008 and 2007, as the realization of such benefits is not reasonably assured.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Cash and cash equivalents decreased $422,818 for the nine month period ended September 30, 2008, to $410,107, from cash and cash equivalents of $832,925 at December 31, 2007. The decrease in cash and cash equivalents resulted primarily from the Company incurring legal, consulting, and other costs related to the Company protecting its patent portfolio, which was partially offset by royalty payments of $126,535 received during 2008, relating to sales of licensed adult vapor patch product by Novartis.

There were no material commitments for capital expenditures at September 30, 2008 or 2007.

The Company had working capital of $347,320 and a current ratio of 2.67 at September 30, 2008 compared to working capital of $795,059 and a current ratio of 4.95 at December 31, 2007. The decline in working capital and the current ratio at September 30, 2008, compared to December 31, 2007, was primarily due to the net loss of ($919,917) which included non cash compensation expense of $455,080 that the Company incurred during the nine months ended September 30, 2008.

Shareholders’ equity decreased $464,836 to $433,979 at September 30, 2008 from $898,815 at December 31, 2007, due to the net loss the Company incurred during the nine months ended September 30, 2008.

The Company is cautious about preserving its current cash position with respect to its current litigation efforts and the ability to sustain normal operations going forward. The Company is exploring the possibility of raising additional capital to allow the Company to sustain normal operations in addition to proceeding with research and development efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent, and related testing research. Without an infusion of cash, the royalty income received from Novartis may not be sufficient to fund our efforts. The Company earns interest on its available cash. Interest income earned during the three and nine month periods ended September 30, 2008 was $3,008 and $14,155, respectively (3.0% average annual interest). Interest income earned during the three and nine month periods ended September 30, 2007 was $12,288 and $40,631, respectively (4.9% average annual interest).

The Company’s working capital requirements are dependent upon its receipt of adequate levels of royalty and licensing income to fund its operations. The Company currently estimates that it will receive $80,000 to $150,000 per year in royalty income based upon revised royalty estimates provided by Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating other licensing opportunities with Novartis or other companies, due to the uncertainties and risks described in the “Cautionary Statements” included as Exhibit 99.01 to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and Form 10-QSB for the first quarter ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES

Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended September 30, 2008 and 2007. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-Q.

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

During the three months ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 25, 2008, the Company filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc., Endo Pharmaceuticals, Inc., Johnson & Johnson Consumer Company, Inc., The Mentholatum Company, Inc. and Prince of Peace Enterprises, Inc. (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleges, among other things, that the Defendants have infringed two of the Company’s patents (the “Patents”), which relate to the Company’s medicated patch technology. The Company is seeking to enjoin the Defendants from infringing the Patents and to recover monetary damages related to such infringement, as well as interest and litigation costs. In October 2008, all five of the Defendants filed answers (the "Answers") in response to the Complaint denying the Company's claims therein, and asserting certain affirmative defenses and counterclaims against the Company, including assertions that the Patents are invalid and unenforceable, and claims for attorneys' fees and costs. On October 20, 2008, the Company filed its replies to the Answers, denying such counterclaims and affirmative defenses, including the claims that the Patents are invalid and unenforceable. The Company is scheduled to appear in court on December 3, 2008 for a scheduling conference.

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

LECTEC CORPORATION

Date:	November 19, 2008	By /s/ Judd A. Berlin
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