Form 10-K
period 2008-12-31
LECTEC CORP /MN/
filed 2009-03-31
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      TO                     .
Commission File Number: 0-16159
LECTEC CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1301878 (I.R.S. Employer Identification No.)

1407 South Kings Highway, Texarkana, TX (Address of principal executive offices)	75501 (Zip Code)

Registrant’s telephone number, including area code: (903) 832-0993

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
As of March, 27, 2009, the value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20,377,624 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.
The number of shares outstanding of the registrant’s Common Stock as of March 27, 2009 was 4,290,026 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage and the outcome of pending litigation, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, the inclusion of a “going-concern” qualification in the report from its independent registered public accounting firm for fiscal 2008 and other risks and uncertainties as described in Risk Factors in Item 1A. of this Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
     LecTec Corporation (the “Company”) is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to patents that the Company has been granted. The Company currently has one licensing agreement (“Novartis Agreement” or “Agreement”) with Novartis Consumer Health, Inc., (“Novartis”), which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches, which were sold to major pharmaceutical customers, until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents and trademarks based on its hydrogel technology. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin.
     The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. The Company’s principal executive office is located at 1407 South Kings Highway, Texarkana, Texas 75501, its telephone number is (903) 832-0993, its fax number is (903) 832-0997, its internet website is www.lectec.com, and it trades on the Over the Counter (“OTC”) Bulletin Board under the symbol LECT.OB.
NOVARTIS SUPPLY AND LICENSE AGREEMENT
     In July, 2004, the Company entered into a supply and licensing agreement with Novartis, effective January 1, 2004. By December 31, 2004, the supply portion of the Agreement was completed and the Company no longer manufactured any product. Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or is useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents’ life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property (approximately five years), Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Agreement to pay royalties to the Company at an agreed upon percentage based on net sales of vapor patches by Novartis for each year the License is in effect.
     In June 2006, Novartis issued a nationwide recall of all of its Triaminic® vapor patch products. In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was “due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it.” At the same time that Novartis announced this voluntary recall, the U.S. Food and Drug Administration (“FDA”) issued a release warning consumers “not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children.” According to news reports, the recall resulted from an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company. As a result of this recall, the Company was proactive in assisting Novartis to resolve the FDA issues surrounding the product recall in order to restore the Company’s royalty income stream. The Company has met with Novartis representatives to discuss how to prevent an incident where a child or pet chews or ingests a patch and discussions regarding the same are ongoing.
     In January 2007, the Company engaged an independent consulting firm to audit royalties due to the Company pursuant to the Agreement. In January 2008, the Company was paid $21,946 by Novartis as settlement for underpaid royalty income and audit costs.
     In April 2007, the Company was informed that the U.S. Patent and Trademark Office (the “USPTO”) had completed a re-examination of a patent pertinent to the Agreement and the Company was issued a re-examination certificate. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches, which contain a reservoir of medication to be delivered through the inhalation of vapors.
     In July 2007, Novartis began shipping a new adult vapor patch product in the United States for the 2007/2008 cough and cold season. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market. Novartis continues to advertise and market the adult patch via TV commercials and various stores continue to shelve and sell this vapor patch. As a result, the Company is once again receiving revenue under the Novartis Agreement.
     Currently, the Company continues to explore mutual opportunities with Novartis under the Agreement including partnering, merger or acquisition possibilities, and exploring opportunities relating to other patents the Company holds. The Company is also pursuing other opportunities, including research and development (“R&D”), in an effort to enhance and add to the Company’s revenue stream, and is evaluating licensing opportunities related to other patents the Company holds.
     During the years ended December 31, 2008 and 2007, the Company recorded revenue of $72,711 and $100,431, respectively, for royalties covered under the Agreement.
STRATEGY
     The Company’s strategy is to: (1) pursue additional licensing agreements with interested companies; (2) partner with Novartis (currently the Company’s only licensee); (3) explore merger and acquisition possibilities; and (4) explore partnerships with domestic and foreign manufacturers to develop and commercialize the Company’s proprietary patch technology. The Company is also exploring R&D opportunities in emerging markets. Furthermore, the Company is assessing the value of its patent portfolio and the value of the Company to enhance its options with respect to future licensing opportunities, attracting potential merger or acquisition candidates, pursuing certain litigation matters or selling the Company. The Company is taking steps to strengthen its primary patents for territories of use, including Europe and other countries. The Company has recently filed for two provisional patents (see discussion below) to enhance and expand its current patent portfolio. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company’s intellectual property. The Company is also seeking to obtain an infusion of cash from various sources so that it can operate and move forward with its pending patent infringement litigation and R&D pursuits. In the long term, the Company’s business strategy is to rebuild its R&D function and eventually to once again produce patches either in its own facility or through a contract manufacturer. The provisional patent the Company filed relating to a hand sanitizing patch reflects this strategy. The Company has identified several potential strategic partners in India and China for the development of this and other new patch technologies. The Company is also continuing to explore the possible addition of an aversive agent to adhesive patches to discourage their ingestion by children or pets.
     There can be no assurance that the Company will be successful in protecting its rights related to intellectual property or that its royalty income will be sufficient to fund its operations in the future. In addition, there can be no assurance that the Company will be successful in entering into future licensing agreements.
PATENTS AND TRADEMARKS
     The Company’s policy is to protect its proprietary position by securing U.S. and foreign patents that cover the technology, inventions and improvements important to its business. The Company has 18 U.S. and 42 international patents related to its patch technology. The Company has two U.S. patent pending applications and two foreign applications through the Patent Cooperation Treaty (“PCT”). The patents most pertinent to the Company’s major products have a remaining legal duration ranging from five to 14 years. The Company also holds three registered U.S. trademarks.
     In 2008, the Company converted its two new provisional patents to PCT international applications. These applications include: (1) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets; and (2) a hand sanitizing patch that will kill targeted infectious organisms. The hand sanitizing patch will be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye.
     Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted under the Company’s patents will provide a competitive advantage.
     The Company uses both patents and trade secrets to protect its proprietary property and information. To the extent the Company relies on confidential information to maintain its competitive position, there can be no assurance that other parties will not independently develop the same or similar information.
     On July 25, 2008, the Company filed a complaint for patent infringement against five companies, alleging that those companies have infringed upon two of the Company’s patents relating to its medicated patch technology. See PART I, ITEM 3 of this Form 10-K for additional information.
EMPLOYEES
     At December 31, 2008, the Company had one full time employee, a three-member Board of Directors and has contract labor personnel available to the Company on an as needed basis.

ITEM 1A. RISK FACTORS
The Company is dependent on one customer.
     The Company depends on adequate royalty income from Novartis to fund continuing operations. Currently, the Company has no other licensing arrangements in place. The Company was without an income stream as a result of Novartis making a voluntary product recall of the Company’s licensed products in June 2006. Subsequently, the Company has restarted its revenue stream with the launch by Novartis of an adult vapor patch during the last half of 2007. Royalties resulting from the launch of the new adult vapor patch, however, are uncertain because of the acceptance of the product in the market place, severity of the cough, cold and flu season, marketing efforts by Novartis and other factors that the Company is unable to control.
We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.
     The Company has been unprofitable over the last three years because royalty and licensing fee income was not sufficient to cover operating expenses. We may incur future losses if royalty and licensing fee income is not sufficient to cover operating expenses. As of December 31, 2008, we had an accumulated shareholders’ deficit of $12,381,932. These factors, among others, raise substantial doubt about our ability to continue as a going concern.
     Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements indicating that such factors raise substantial doubt as to our ability to continue as a going concern. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with companies in our position and the competitive environment in which our sole customer operates.
Patents and other proprietary rights provide uncertain protection of our proprietary information and our inability to protect a patent or other proprietary right may adversely affect our business.
     The patent position of companies engaged in the sale of products such as ours is uncertain and involves complex legal and factual questions. Issued patents can later be held invalid by the patent office issuing the patent or by a court. We cannot assure you that our patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us a competitive advantage. In addition, many other organizations are engaged in research and development of products similar to our therapeutic consumer products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. The Company has taken steps and incurred expenses to protect and evaluate its patent portfolio in an effort to verify and determine validity of the Company’s patent rights. The outcome of this evaluation is uncertain and could be challenged.
     We also rely on trade secrets and other unpatented proprietary information related to the manufacturing of our therapeutic consumer products. To the extent we rely on confidential information to maintain our competitive position, there can be no assurance that other parties will not independently develop the same or similar information.
     There has been substantial litigation regarding patent and other intellectual property rights in the consumer products industry. Litigation could result in substantial costs and a diversion of our effort, but may be necessary to enforce any patents issued to us, to protect our trade secrets or know-how, to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. We cannot assure you that third parties will not pursue litigation that could be costly to us. An adverse determination in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business.
Patent litigation is expensive and requires substantial amounts of management attention.
     The eventual outcome of patent litigation is uncertain and involves substantial risks. We are expending significant amounts of time, money and management resources on intellectual property litigation, which could negatively affect our results of operations.
If licensees of our patents do not comply with regulatory requirements when marketing products which rely on our patents, our royalties could be negatively affected.
     The research, development, manufacture, labeling, distribution, marketing and advertising of products that are sold by licensees in reliance on our patents are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. Failure by such licensees to comply with regulatory requirements for marketing their products could subject them to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and suspensions and withdrawals of existing approvals. This in turn could decrease the revenues generated by such patent licensees and thereby decrease our royalty income.
If products relying on our patents are no longer regulated as over-the-counter products, our royalties could be negatively affected.
     Currently, many of the therapeutic consumer products that are or could be sold in reliance on our patents are regulated as over-the-counter products. We cannot assure you that the FDA will continue to regulate these products as over-the-counter products. If the FDA changed its approach to regulating such therapeutic consumer products, the licensees would be faced with significant additional costs and may be unable to sell some or all of the products. Any such change could have a negative affect on the licensee’s revenues, which in turn could decrease our royalty income.
We may need additional financing and any such financing will likely be dilutive to our existing shareholders.
     If additional funds are raised by the issuance of convertible debt or equity securities, then existing shareholders will experience dilution in their ownership interest. If additional funds are raised by the issuance of debt or certain equity instruments, such as preferred stock, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock. There can be no assurance that we will be successful in obtaining such additional financing. Additional financing may not be available to us, may not be available on favorable terms and will likely be dilutive to existing shareholders.
The current unprecedented volatility in the worldwide credit and equity markets may have an impact on our ability to obtain future financing.
     We do not know what impact the current unprecedented volatility in worldwide credit and equity markets may have on our ability to obtain future financing. Since September 2008, we have seen unprecedented turmoil in equity and credit markets that has resulted in record-setting losses in the stock markets, dramatic decreases of liquidity in the credit markets, bank failures, hedge fund closures and massive market intervention by the United States and foreign governments. Because of the unprecedented nature of these market events, and because the markets remain highly-volatile today, we cannot predict what effect these events will have on our ability to obtain financing in the future. If we are unable to raise additional capital, it could have a material adverse effect on our financial condition and our ability to remain in business.
We have limited staffing.
     Our success is dependent upon the efforts of our Board of Directors. The Company currently has one full-time employee whose efforts are focused on our external reporting requirements and maintaining our day-to-day operations. We are considered a small business issuer as defined under the rules of the Securities and Exchange Commission (“SEC”). Current legislation related to the Sarbanes-Oxley Act of 2002 (“SOX”), has impacted the Company. Efforts to become compliant under the parameters of SOX have been and are expected to be costly to the Company despite the internal controls the Company has in place. If our full-time employee or members of our Board of Directors decide to depart from the Company, we could be adversely affected if suitable replacement personnel or directors are not quickly retained. The current condition of the Company may make it difficult to retain and attract, if necessary, qualified personnel.
The price of our common stock could be highly volatile due to a number of factors.
     The trading price of our common stock may fluctuate widely as a result of a number of factors, including:
•	trading of our common stock on the OTC Bulletin Board and fluctuations in price and volume due to investor speculation, internet message postings, and other factors that may not be tied to the financial performance by the Company;

•	performance of products sold and advertised by licensees in the marketplace;

•	regulatory developments in both the United States and foreign countries;

•	market perception and customer acceptance of products sold by licensees;

•	outcomes related to the Company’s efforts to protect its patent portfolio;

•	increased competition;

•	relationships with licensees;

•	economic and other external factors; and

•	period-to-period fluctuations in financial results.

We do not meet the criteria to list our securities on an exchange such as The NASDAQ Stock Market and our common stock is illiquid and may be difficult to sell.
     Trading of our common stock is conducted on the Over-The-Counter Bulletin Board (“OTCBB”). Generally, securities that are quoted on the OTCBB lack liquidity and analyst coverage. This may result in lower prices for our common stock than might otherwise be obtained if we met the criteria to list our securities on a larger or more established exchange, such as The NASDAQ Capital Market and could also result in a larger spread between the bid and asked prices for our common stock.
     In addition, there has been only limited trading activity in our common stock. The relatively small trading volume will likely make it difficult for our shareholders to sell their common stock as, and when, they choose. As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     The Company’s principal executive office is located in Texarkana, Texas where it leases approximately 1,200 square feet of warehouse and office space. The lease began in August 2008 and expires on February 1, 2010.
     The Company also leases space in Edina, Minnesota containing approximately 3,300 square feet of warehouse and office space. The lease began in July 2004, expired in December 2008 and will continue to renew for successive one-month periods until such lease is terminated by the landlord upon 30 days written notice to the Company or by the Company upon 90 days written notice to the landlord. The Company uses the space for liquidating saleable assets and managing an orderly wind down of operations at this facility.
     The Company also began leasing office space in Pune, India in July 2008 to explore research, development and manufacturing opportunities for its advanced skin interface technologies and products. This lease expires on July 31, 2009.
ITEM 3. LEGAL PROCEEDINGS
     On July 25, 2008, the Company filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc.(Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleges, among other things, that the Defendants have infringed two of the Company’s patents (the “Patents”), which relate to the Company’s medicated patch technology. The Company is seeking to enjoin the Defendants from infringing the Patents and to recover monetary damages related to such infringement, as well as interest and litigation costs.
     In October 2008, all five of the Defendants filed answers (the “Answers”) in response to the Complaint denying the Company’s claims therein, and asserting certain affirmative defenses and counterclaims against the Company, including assertions that the Patents are invalid and unenforceable, and claims for attorneys’ fees and costs. On October 20, 2008, the Company filed its replies to the Answers, denying such counterclaims and affirmative defenses, including the claims that the Patents are invalid and unenforceable.
     On December 3, 2008, the Company’s counsel in the litigation, Rader, Fishman & Grauer PLLC (the “Counsel”), participated in a scheduling conference in this case. As a result of that conference, the Court scheduled a Markman hearing for May 6, 2010 and a final pretrial conference for January 3, 2011. Based on the schedule established by the Court, it is clear that pursuing the Company’s claims in this litigation through trial will be a lengthy process.
     In February 2009, Counsel filed with the Court a motion to preliminarily enjoin the five defendants from infringing the Patents pending the trial.
     As of the date of the filing of this Form 10-K, the Company has received the Preliminary Invalidity Contentions from each of the Defendants. Counsel and the Defendants have also begun the discovery and deposition process. To date, one expert witness for the Company has been deposed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock trades on the Over the Counter (“OTC”) Bulletin Board under the symbol LECT.OB.
     The following table sets forth, for each of the calendar periods indicated, the quarterly high and low closing prices for the Company’s common stock quoted on the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	High	Low	High	Low

Quarter ended March 31	$2.30	$1.75	$0.85	$0.55

Quarter ended June 30	3.00	1.76	4.95	0.62

Quarter ended Sept. 30	5.10	2.15	8.50	2.10

Quarter ended Dec. 31	4.50	1.25	3.00	1.05
     As of March 27, 2009, the Company had 4,290,026 shares of common stock outstanding, and approximately 241 common shareholders of record, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. The Company estimates that there are less than 600 individual owners.
     The Company did not declare or pay cash dividends on its common stock in 2008 or 2007. The Company may pay future dividends based upon excess cash the Company may have from royalty and licensing income exceeding operating expenses of the Company. However, there can be no assurance that the Company will pay any future dividends.
     We did not repurchase any of our securities during the fourth quarter of 2008. We had no sales of unregistered securities during 2008 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     The Company’s strategy is to evaluate and promote its current intellectual property portfolio for licensing purposes with domestic and foreign manufacturers to enable them to use the Company’s proprietary patch technology to produce or sell topical patch products in the future. This effort will enhance the Company’s options with respect to future licensing opportunities and may attract potential merger or acquisition candidates or the sale of the Company. The Company is taking steps to strengthen its patents for territories of use, including the United States, Europe and other countries. The Company is also focused on strengthening its position with respect to protection of rights related to its current intellectual property portfolio. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from the protection of patent rights pertaining to the Company’s intellectual property.
     In February 2007, the Company engaged a consulting firm to conduct an extensive market research and intellectual property analysis of its patent portfolio and technology. The Company subsequently evaluated emerging markets as a strategic growth opportunity for the Company and determined that India has significant potential. The Company has opened an office in India and is specifically evaluating R&D opportunities, strategic partnerships and potential licensing opportunities.

     In April 2007, the Company was granted a re-examination certificate that expanded the Company’s prior claims related to a patent the Company holds. The Company continues to take steps to evaluate its current position in light of this event, including market research studies, product testing, using other outside resources and other efforts to gather and document information to aid in the protection of the Company’s patent rights.
     In 2007, Novartis launched an adult vapor patch product in the United States for the cough, cold and flu season. This is a significant development for the Company in its effort to restart its revenue stream. As a result of the launch of the adult vapor patch, the Company is receiving royalty income based upon sales of these vapor patch products under the terms of the Novartis Agreement.
     During 2008, the Company retained a contingency fee legal firm to enforce the Company’s rights related to potential patent infringement claims by the Company. As a result, the Company has sued five potential patent infringers. The Company has made a motion for a preliminary injunction in the Eastern District of Texas against the defendants that would prevent the defendants from selling potentially infringing products until settlement is made with the Company. The Company can not give any assurance as to the outcome of the motion for the preliminary injunction filed against the defendants in the ongoing lawsuit.
RESULTS OF OPERATIONS
     The Company is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents. The Company has one licensing agreement with Novartis, which pays royalties to the Company from time to time within the terms of the Agreement based upon a percentage of Novartis net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches that were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents based on its hydrogel technology. A hydrogel is a gel-like material having an affinity for water and similar compounds. These gels are ideal for delivering medication onto the skin.
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Results of Operations
     The Company recorded royalty income of $72,711 for the year ended December 31, 2008, compared to royalty income of $100,431 for the year ended December 31, 2007, which represents a decrease of $27,720, or 27.6%. The 2008 royalty income includes $32,586 that relates to royalties earned during the fourth quarter of 2008 for which the Company expects to be paid in 2009. The 2007 royalty income consisted of $78,485 recorded to reflect royalties based on sales in 2007 and $21,946 received to settle outstanding claims by the Company for royalties in prior periods. The decline in royalty income in 2008 is attributable to the previously discussed product recall of pediatric patches by Novartis, coupled with sluggish sales of the adult vapor patch in 2008.
     Operating expenses increased $226,149 to $1,129,501 for the year ended December 31, 2008, from operating expenses of $900,352 for the year ended December 31, 2007. The increase in operating expenses resulted primarily from an increase in compensation expense related to the issuance of fully vested stock options of $455,081 in 2008 versus stock option compensation expense of $332,925 in 2007, coupled with increases in consulting expenses relating to the Company’s efforts to strengthen its patent protection rights and associated increases in legal costs.
     The Company anticipates that it can further reduce operating expenses since several expenditures have been a one time cost. In addition, the Company will also reduce its operating expenses as a result of relocating its corporate office, reducing its rental/lease obligations and decreasing its utility expenses. However, these savings may be offset with costs related to additional actions the Company decides to take with respect to protecting its intellectual property.
Net Results of Operations
     Net loss from operations for 2008 was ($1,040,709) or ($0.24) per basic and diluted share, compared to a net loss for 2007 of ($748,980), or a loss of ($0.18) per basic and diluted share. The increase in the net loss from continuing operations of $291,729 for 2008 as compared to 2007 was due primarily to a net increase in compensation expense of $122,156 in 2008 over 2007, as a result of granting fully vested options, increases in consulting and legal expenses relating to the Company’s efforts to evaluate the value of the Company’s intellectual property portfolio for licensing, merger and acquisition opportunities, new provisional patent costs, and other costs related to the protection of the Company’s intellectual property portfolio.
Income Taxes
     There was no income tax benefit recorded for the years ended December 31, 2008 and 2007, as realization of net deferred taxes is not reasonably assured.

Effect of Inflation
     Inflation has not had a significant impact on the Company’s operations or cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     Total assets decreased $575,746 to $524,243 at December 31, 2008 from $1,099,989 at December 31, 2007. Cash and cash equivalents decreased $500,077 to $332,848 at December 31, 2008 from $832,925 at December 31, 2007. The decrease in total assets and the reduction in cash and cash equivalents resulted primarily from general operating expenses, increases in consulting and legal expenses, and reduced royalty income from Novartis relating to sales of the adult vapor patch.
     There were no material commitments for capital expenditures at December 31, 2008.
     The Company had working capital of $243,201 and a current ratio of 2.15% at December 31, 2008 compared to working capital of $795,059 and a current ratio of 4.95% at December 31, 2007. The decline in working capital and the current ratio at December 31, 2008, compared to December 31, 2007, was primarily due to the net loss of ($1,040,709) that the Company incurred during 2008 and was partially offset by non-cash compensation expense related to the grant of fully vested options of $455,081, investment in patents, and other working capital changes.
     Shareholders’ equity decreased $585,628 to $313,187 at December 31, 2008 from $898,815 at December 31, 2007, primarily due to the net loss the Company incurred during 2008, offset by compensation expense of $455,081, which was credited to additional paid-in capital.
     The Company has entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC (“Counsel”), its legal counsel in the pending patent infringement litigation. See Part I, Item 3 of this Form 10-K for additional information concerning this litigation. Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter. The Company is also obligated under the agreement to cover certain out-of-pocket expense incurred in connection with the litigation, provided that such obligation will be suspended if the Company's cash levels fall below certain thresholds. Thereafter, if the Company's cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Company would be obligated to cover any expenses incurred while such obligation was suspended. To date, the Company has expended approximately $87,200 in fulfillment of this obligation.
     The Company does not believe its existing cash and cash equivalents will be sufficient to fund operations through 2009 based upon its current cash on hand, its anticipated operating expenses, and costs the Company is likely to incur related to its pending patent infringement litigation. The Company is actively pursuing means to raise additional capital to allow the Company to sustain normal operations in addition to proceeding with R&D efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent and related testing research efforts. Without a significant infusion of cash, the royalty income received from Novartis will not be sufficient to fund our efforts.
     The Company earns interest on its available cash. Interest income earned during the years ended December 31, 2008 and 2007 was $16,081 and $50,941, respectively (2.7% average annual interest for 2008 and 4.8% average annual interest for 2007).
     The Company’s working capital requirements are dependent upon its receipt of adequate levels of royalty and licensing income to fund its operations. The Company currently estimates that it will receive $80,000 to $150,000 per year in royalty income based upon royalty estimates projections provided by Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, or in raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Item 1A. on this Form 10-K.
GOING CONCERN
     We have incurred operating losses, accumulated deficit and negative cash flows from operations during the last few years. As of December 31, 2008, we had an accumulated shareholders’ deficit of $12,381,932. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES
     Management believes that the Company has not adopted any critical accounting policies, which, if changed, would result in a material change in financial estimates, financial condition, results of operations or cash flows for the years ended December 31, 2008 and 2007. Critical accounting policies are as follows:
Revenue Recognition
     Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement, based upon sales information of licensed products provided by Novartis, and when collection is reasonably assured.
Patent Costs
     The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2008 or 2007.
Royalty Receivable
     The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement and management believes, based upon past payment experience, that any and all amounts outstanding are fully collectible. At December 31, 2008, the Company had a royalty receivable due to the Company of $32,586. At December 31, 2007, the Company had a royalty receivable due to the Company of $100,431, which was collected in early 2008.
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
Share-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. The Company recorded share-based compensation expense of $455,081 and $332,925 for the years ended December 31, 2008 and 2007, respectively, determined utilizing the Black-Scholes-Merton option pricing model.
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of
LecTec Corporation
     We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP
Minneapolis, Minnesota
March 31, 2009

LecTec Corporation
BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$332,848	$832,925
Royalty receivable	32,586	100,431
Prepaid expenses and other	88,823	62,877

Total current assets	454,257	996,233

FIXED ASSETS:
Office equipment	6,633	—
Accumulated depreciation	(701)	—

	5,932	—

OTHER ASSETS:
Patent costs	43,775	42,918
Prepaid insurance — director and officer	20,279	60,838

	64,054	103,756

TOTAL ASSETS	$524,243	$1,099,989

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,155	$13,407
Accrued expenses	54,901	57,767
Discontinued operations	130,000	130,000

Total current liabilities	211,056	201,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,290,026 and 4,176,048 shares issued and outstanding at December 31, 2008 and 2007, respectively	42,900	41,760
Additional contributed capital	12,652,219	12,198,278
Accumulated deficit	(12,381,932)	(11,341,223)

	313,187	898,815

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$524,243	$1,099,989

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF OPERATIONS
Years ended December 31, 2008 and 2007

	2008	2007

REVENUE — ROYALTY AND LICENSING FEES	$72,711	$100,431
OPERATING EXPENSES	1,129,501	900,352

Loss from operations	(1,056,790)	(799,921)

Interest income	16,081	50,941

NET LOSS	$(1,040,709)	$(748,980)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,274,455	4,165,724

LOSS PER COMMON SHARE:
Basic and diluted	$(0.24)	$(0.18)

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2008 and 2007

			Additional
	Common stock		contributed	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31, 2006	4,148,998	$41,490	$11,847,536	$(10,592,243)	$1,296,783
Stock compensation expense	—	—	332,925	—	332,925
Exercise of stock options	27,050	270	17,817	—	18,087
Net loss	—	—	—	(748,980)	(748,980)

Balance at December 31, 2007	4,176,048	$41,760	$12,198,278	$(11,341,223)	$898,815

Stock compensation expense	—	—	455,081	—	455,081
Cashless exercise of stock warrants	113,978	1,140	(1140)	—	—
Net loss	—	—	—	(1,040,709)	(1,040,709)

Balance at December 31, 2008	4,290,026	$42,900	$12,652,219	$(12,381,932)	$313,187

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF CASH FLOWS
Years ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(1,040,709)	$(748,980)

Adjustments to reconcile net loss to net cash used by operating activities:
Compensation expense related to stock options	455,081	332,925
Amortization of patent costs	22,423	22,273
Depreciation expense	701	—
Changes in operating assets and liabilities:
Royalty receivable	67,845	(100,431)
Prepaid expenses and other	14,613	43,966
Accounts payable	12,748	(1,072)
Accrued expenses	(2,866)	(15,628)

Net cash used in operating activities	(470,164)	(466,947)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	18,087

Net cash provided by financing activities	—	18,087

Cash flows from investing activities:
Purchase of office equipment	(6,633)	—
Investment in patents	(23,280)	—

Net cash used in investing activities	(29,913)	—

Net decrease in cash and cash equivalents	(500,077)	(448,860)

Cash and cash equivalents — beginning of year	832,925	1,281,785

Cash and cash equivalents — end of year	$332,848	$832,925

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     LecTec Corporation (the “Company”) is primarily an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents. The Company currently has one licensing agreement (“Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays the Company royalties from time to time based upon a percentage of Novartis’ net sales as specified in the Agreement. The Company previously was a contract manufacturer of topical patches sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
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
     Cash and Cash Equivalents
     The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes a money market account with a balance of $325,404 earning less than 1.0% annual interest at December 31, 2008, which is not insured by the Federal Deposit Insurance Corporation.
     Royalty Receivable
     The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays the royalty income within the terms defined in the Agreement. At December 31, 2008, the Company had an outstanding royalty receivable with Novartis of $32,586. At December 31, 2007, the Company had an outstanding royalty receivable with Novartis of $100,431.
     Patent Costs
     Patent costs consist primarily of the cost of applying for patents and are amortized on a straight-line basis over the estimated useful life of the asset, which is generally five years. Patent maintenance costs are expensed as incurred.
     The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2008 and 2007.
     Revenue Recognition
     Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis based upon sales information of licensed products provided by Novartis, and when collection is reasonably assured.
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
     Common stock options and warrants to purchase 264,000 and 375,200 shares of common stock with a weighted average exercise price of $3.94 and $2.35 were outstanding at December 31, 2008 and 2007, respectively. As the Company had a loss from operations in both 2008 and 2007, those shares were excluded from the loss per common share computations because they were antidilutive.
     Share-Based Compensation
     In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
     On September 26, 2008, the Compensation Committee of the Board of Directors of the Company granted stock options to each of the three members of the Board of Directors of the Company, as well as to its sole employee. The terms of the options granted to the four individuals were identical except that the options granted to Mr. William Johnson, the Company’s only employee, qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the three Directors of the Company was granted non-qualified stock options. Mr. William Johnson, Mr. C. Andrew Rollwagen, and Dr. Daniel Sigg each received an option to purchase 16,000 shares of the Company’s common stock at $4.00 per share and Mr. Judd Berlin received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 26, 2018. All of the options were granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director or employee of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate.
     The Company recorded share-based compensation expense of $455,081 or $0.11 per share for the year ended December 31, 2008. The Company recorded share-based compensation expense of $332,925 or $0.08 per share for the year ended December 31, 2007. The fair value of the options granted were determined utilizing the Black-Scholes-Merton option pricing model. All of the Company’s options were fully vested as of December 31, 2008 and there were no modifications to existing grants during 2008 and 2007.
     Warrants
     In connection with the sale of the Company’s corporate facility during 2003, the Company issued warrants to an outside party to purchase 200,000 shares of the Company’s common stock. The warrants were exercisable, and could be exercised on a cashless basis, and entitled the holder to purchase the Company’s common stock at $0.90 per share until February 25, 2008.
     On February 21, 2008, the warrant holder exercised, on a cashless basis, the warrant. Accordingly, the warrant holder forfeited a number of shares underlying the warrant with a “fair market value” (calculated pursuant to the warrant agreement) and received 113,978 shares of the Company’s common stock upon exercise of the warrant. As a result of the cashless exercise, the Company did not receive any cash proceeds from the exercise. As of the filing date of this Form 10-K, the Company has no outstanding warrants.
     Discontinued Operations
     The Company ceased manufacturing operations of topical patches and sold all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The liability for discontinued operations as of December 31, 2008 and December 31, 2007 consisted of a reserve for sales returns and credits of $130,000 related to sales prior to the discontinuance of operations.
     Fair Value of Financial Instruments
     The carrying value of current financial assets and liabilities approximates their fair values due to their short-term nature.
     Recent Accounting Pronouncements
     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurements disclosures of non-financial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax position after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS is effective for fiscal years beginning after December 31, 2008. These standards will change our accounting treatment for business combinations on a prospective basis.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to value any financial instruments at fair value.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs, and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement was for all full fiscal and interim periods beginning after November 15, 2007. On December 14, 2007, the FASB issued staff position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The adoption of SFAS No. 157, as it relates to financial assets and liabilities, had no material impact to the Company’s financial position or results of operations.
NOTE B — GOING CONCERN
     The Company has incurred operating losses, accumulated deficits and negative cash flows from operations during the last few years. As of December 31, 2008, the Company had an accumulated shareholders’ deficit of $12,381,932. The Company does not believe its existing cash and cash equivalents will be sufficient to fund operations through 2009 based upon its current cash on hand, its anticipated operating expenses, and expert witness costs the Company is likely to incur related to its pending patent infringement litigation. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.
     The Company is actively pursuing means to raise additional capital to allow the Company to sustain normal operations in 2009 and proceed with R&D efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent and related testing research efforts. In addition to these efforts to raise additional capital, the Company’s strategy includes pursuit of additional licensing agreements with interested companies; potential partnering arrangements with Novartis, evaluation of merger and acquisition possibilities; and exploration of partnerships with domestic and foreign manufacturers to develop and commercialize the Company’s proprietary patch technology.
     The Company’s financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
NOTE C — NOVARTIS SUPPLY AND LICENSE AGREEMENT
     In July 2004, the Company entered into a supply and licensing agreement with Novartis, effective January 1, 2004 (the Agreement). By December 31, 2004, the supply portion of the Agreement was completed and the Company no longer manufactured any product. Under the Agreement, the Company granted Novartis an exclusive license (the License) the License to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property (approximately five years), Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net semi-annual sales of vapor patches by Novartis for each year the License is in effect.
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
     In January 2007, the Company engaged an independent consulting firm to audit royalties due to the Company pursuant to the Agreement. In January 2008, the Company was paid $21,946 by Novartis as settlement for underpaid royalty income and audit costs.
     In July 2007, Novartis began shipping a new adult vapor patch product in the United States for the 2007/2008 cough and cold season. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market. Novartis continues to advertise and market the adult patch via TV commercials and various stores continue to shelve and sell this vapor patch. As a result, the Company’s revenue stream has been rejuvenated.
     Currently, the Company continues to explore mutual opportunities with Novartis under the Agreement. The Company is also pursuing other opportunities, including research and development (R&D), in an effort to enhance and add to the Company’s revenue stream, and is evaluating licensing opportunities related to other patents the Company holds.
     During the years ended December 31, 2008 and 2007, the Company recorded revenue of $72,711 and $100,431, respectively, for royalties covered under the Agreement.

NOTE D — PATENT COSTS
     Patent costs consisted of the following:

	December 31, 2008		December 31, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Patents costs	$315,202	$271,427	$291,922	$249,004

     Amortization expense is expected to be as follows:

Years ending December 31,

2009	$19,680
2010	13,656
2011	4,656
2012	4,656
2013	1,127
     In April 2007, the Company was informed that the U.S. Patent and Trademark Office (the USPTO) had completed a re-examination of a patent pertinent to the Agreement and the Company was issued a re-examination certificate. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches, which contain a reservoir of medication to be delivered through the inhalation of vapors.
NOTE E — DISCONTINUED OPERATIONS
     The Company ceased manufacturing operations of topical patches in 2004 and reported these activities as discontinued operations. There was not any cost for assets of discontinued operations at December 31, 2008 or 2007. However, the Company has fully depreciated assets on hand that may be sold from time to time. Liabilities of discontinued operations was $130,000 at both December 31, 2008 and 2007, which consisted of a reserve for sales returns and credits for sales prior to the discontinuance of operations.
NOTE F — COMMITMENTS AND CONTINGENCIES
     Leases
     The Company conducted its operations in one leased facility during 2007 and relocated its principal executive office to a facility in Texarkana, Texas in August 2008. The Company also secured a small office in Pune, India in July 2008. The Company continues to lease office and warehouse space in Edina, Minnesota for the purpose of liquidating saleable assets and to orderly wind down operations at that facility. The Company has sub-leased approximately 10,000 square feet of excess space to an independent lessee for $3,800 per month during 2008 and 2007. This lessee vacated the space when their sub-lease expired in April 2008. The Company has since renegotiated its Edina, Minnesota lease to automatically renew on a month to month basis. The renegotiated lease can be terminated by the landlord upon 30 days written notice or upon 90 days written notice by the Company. The Company’s leases require payment of a portion of taxes, common area charges, and other operating expenses. Rent expense, excluding sub-lease income of $15,200 and $41,600, was $59,738 and $99,882 for 2008 and 2007, respectively.
     The future minimum lease commitment under the current operating leases is $12,829 at December 31, 2008.
     Employee Benefit Plan
     The Company has a contributory 401(k) profit sharing benefit plan covering its sole employee. The Plan allows for discretionary contributions by the Company. No discretionary contributions were made for 2008 and 2007.
     Contingency fee Arrangement
     The Company has entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, its legal counsel in the pending patent infringement litigation ("Counsel"). Under this agreement, Counsel will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter. The Company is also obligated under the agreement to cover certain out-of-pocket expense incurred in connection with the litigation, provided that such obligation will be suspended if the Company's cash levels fall below certain thresholds. Thereafter, if the Company's cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Company would be obligated to cover any expenses incurred while such obligation was suspended. To date, the Company has expended approximately $87,200 in fulfillment of this obligation.

     Legal Proceedings
     On July 25, 2008, the Company filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc.(Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleges, among other things, that the Defendants have infringed two of the Company’s patents (the “Patents”), which relate to the Company’s medicated patch technology. The Company is seeking to enjoin the Defendants from infringing the Patents and to recover monetary damages related to such infringement, as well as interest and litigation costs.
     In October 2008, all five of the Defendants filed answers (the “Answers”) in response to the Complaint denying the Company’s claims therein, and asserting certain affirmative defenses and counterclaims against the Company, including assertions that the Patents are invalid and unenforceable, and claims for attorneys’ fees and costs. On October 20, 2008, the Company filed its replies to the Answers, denying such counterclaims and affirmative defenses, including the claims that the Patents are invalid and unenforceable.
     On December 3, 2008, Counsel participated in a scheduling conference in this case. As a result of that conference, the Court scheduled our Markman hearing for May 6, 2010 and our final pretrial conference for January 3, 2011. Based on the schedule established by the Court, it is clear that pursuing the Company’s claims in this litigation through trial will be a lengthy process.
     In February 2009, Counsel filed with the Court a motion to preliminarily enjoin the five defendants from infringing our patents pending the trial.
     As of the date of the filing of this Form 10-K, the Company has received the Preliminary Invalidity Contentions from each of the Defendants. Counsel and the Defendants have also begun the discovery and deposition process. To date, one expert witness for the Company has been deposed.
     The Company is unable to determine based on current information available whether it will be successful on its complaints or will incur a liability for the counterclaims. It is reasonably possible that the Company could ultimately incur a liability for the counterclaims and that such liability could be material.
NOTE G — INCOME TAXES
     The Company incurred losses for both book and tax purposes in each of the years in the two-year period ended December 31, 2008, and , accordingly, no income taxes were provided. Effective tax rates differ from statutory income tax rates in the years ended December 31, 2008 and 2007 as follows:

	Years ended December 31,
	2008	2007
Federal statutory income tax rate	(34.0%)	(34.0%)
State income taxes, net of federal effect	(1.6)	(1.6)
Incentive stock option compensation	2.2	5.3
Increase in valuation allowance	33.5	30.3
Other	(0.1)	—

	—%	—%

     Deferred tax assets as of December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current assets:
Accrued expenses	$49,000	$48,600

Long-term assets (liabilities):
Net operating loss carryforwards	4,580,500	4,365,900

	December 31,
	2008	2007
Tax credit carryforwards	317,200	317,200
Nonqualified option compensation	223,500	80,900
Other	(142,500)	(133,800)

Net long-term assets	4,978,700	4,630,200

Net deferred tax assets	5,027,700	4,678,800
Less valuation allowance	(5,027,700)	(4,678,800)

Net deferred tax asset	$—	$—

     At December 31, 2008, the Company had available federal and state net operating loss carryforwards of approximately $12,294,000 and $4,089,000, respectively, which can be used to reduce future taxable income. At December 31, 2007, the Company had available federal and state net operating loss carryforwards of approximately $11,709,000 and $3,927,000, respectively, which can be used to reduce future taxable income. The utilization of a portion of these net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code due to past ownership changes. These net operating loss carryforwards begin to expire in 2017. A valuation allowance has been recorded for these net operating loss carryforwards and all other deferred tax assets, as it is more likely than not that the net deferred asset will not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company’s assessment indicates that it is more likely than not that future tax benefits will be realized. The valuation allowance increased by approximately $348,900 and $227,200 for 2008 and 2007, respectively.
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
     It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2008, the amount of accrued interest and penalties is not material.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2005. The Company is not currently under examination by any taxing jurisdiction.
NOTE H — EQUITY TRANSACTIONS
     Stock Options
     The Company has stock option plans (“Plans”) for the benefit of officers, employees, and directors of the Company. A total of 659,279 shares of common stock are available for grants under the Plans at December 31, 2008. Options under the Company’s Plans are granted at fair market value on the date of grant and generally expire ten years from the grant date. Options given to directors, officers, and employees are exercisable at such times as set forth in their individual option agreements. All options that have been granted and outstanding are fully vested and exercisable as of December 31, 2008.
     Stock option activity for fiscal 2008 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Options	per Share	Term (in years)
Outstanding on December 31, 2007	175,200	$4.00	8.4 years
Granted	114,000	4.00
Exercised	—	—
Canceled	(25,200)	(4.63)

Outstanding on December 31, 2008	264,000	$3.94	9.1 years

     Options granted during fiscal 2008 had a weighted-average fair value of $3.99 per option. There were no options exercised during fiscal 2008.
     Options granted during fiscal 2007 had a weighted-average fair value of $2.22 per option. The aggregate intrinsic value of our stock options (the amount by which the market price exceeded the exercise price of the options) exercised during fiscal 2007 was $82,938. At December 31, 2008 and 2007, the exercise price of all outstanding options exceeded the market price of the Company’s stock.
     On September 26, 2008, the Compensation Committee of the Board of Directors of the Company granted stock options to each of the three members of the Board of Directors of the Company, as well as to its sole employee. The terms of the options granted to the four individuals were identical except that the options granted to Mr. William Johnson, the Company’s only employee, qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the three Directors of the Company was granted non-qualified stock options. Mr. William Johnson, Mr. C. Andrew Rollwagen, and Dr. Daniel Sigg each received an option to purchase 16,000 shares of the Company’s common stock at $4.00 per share and Mr. Judd Berlin received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 26, 2018. All of the options were granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director or employee of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate.
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
     The Company recorded share-based compensation expense of $455,081 and $332,925 for the years ended December 31, 2008 and 2007, respectively, using the Black-Scholes-Merton option pricing model with the following assumptions:

	2008	2007
Risk-free interest rate	3.05%	4.35%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	192%	157%
Expected life of options in years	5	7

     Warrants
     In connection with the sale of the Company’s corporate facility during 2003, the Company issued warrants to an outside party to purchase 200,000 shares of the Company’s common stock. The warrants were exercisable, and may be exercised on a cashless basis and entitled the holder to purchase common stock at $0.90 per share until February 25, 2008.
     On February 21, 2008, the warrant holder exercised, on a cashless basis, the warrant. Accordingly, the warrant holder forfeited a number of shares underlying the warrant with a “fair market value” (calculated pursuant to the warrant agreement) and received 113,978 shares of the Company’s common stock upon exercise of the warrant. As a result of the cashless exercise, the Company did not receive any cash proceeds from the exercise. As of the filing date of this 2008 Form 10-K, the Company has no outstanding warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
     Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that our disclosure controls and procedures were effective as of December 31, 2008.
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
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
     During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS AND DIRECTORS

Name	Age	Title

Judd A. Berlin	52	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors
C. Andrew Rollwagen	53	Director
Daniel C. Sigg, M.D. PhD	44	Director
     Judd A. Berlin, 52 years old, has been a director since May 2003. Mr. Berlin was elected to the offices of Chief Executive Officer, Chief Financial Officer, and Chairman of the Board on November 21, 2006. Mr. Berlin is a multinational entrepreneur. Mr. Berlin founded Hello Corporation, an Asian-based company operating call centers for Fortune 100 companies, and has been Chief Executive Officer of Hello Corporation since 1997. Mr. Berlin has also founded companies in Europe, the Middle East and Asia in food distribution, broadcasting, and entertainment production. Mr. Berlin has an MBA from the University of St. Thomas in St. Paul, Minnesota.
     C. Andrew Rollwagen, 53 years old, has been a director since January 2005. Mr. Rollwagen has more than 25 years experience in banking and finance. Mr. Rollwagen has served as Senior Vice President and Chief Operating Officer of First State Bank and Trust, a locally owned community bank serving the greater St. Croix Valley area in Minnesota, since January 2007. Mr. Rollwagen began serving as a director of First State Bank and Trust in March 2008. Mr. Rollwagen served as Vice President of Business Banking at First State Bank and Trust from November 1998 to January 2007. Mr. Rollwagen has an MBA from the University of St. Thomas in St. Paul, Minnesota.
     Daniel C. Sigg M.D. PhD, 44 years old, has been a director since November 2006. Dr. Sigg, a Swiss national, is currently serving as Senior Manager in the R&D Division of Cardiac Rhythm Disease Management at Medtronic, Inc., a leading medical device and technology company, which he joined in 2001. Dr. Sigg is a board-certified anesthesiologist and has significant clinical experience. His pre-clinical expertise includes both academic and industrial R&D. His areas of interest and expertise include cardiovascular physiology, biotechnology, pharmacology, and local drug delivery. To date, Dr. Sigg has published 19 peer-reviewed scientific manuscripts, as well as numerous book chapters and abstracts, and is inventor of five issued U.S. patents and over 20 pending U.S. patents. Dr. Sigg obtained his Medical Degree from the University of Basel, Switzerland, and his PhD degree in Physiology from the University of Minnesota. Dr. Sigg speaks German, English, French and some Italian.
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
     Based solely on a review of the copies of such reports furnished to us and representations from the executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners during 2008 have been satisfied.
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

ETHICS CODE
     We have adopted a Code of Business Ethics applicable to all employees and all executive officers. Our Code of Business Ethics is an incorporated part of the LecTec Employee Handbook and is required to be read and signed upon the commencement of employment with the Company. A copy of our Code of Business Ethics is available free of charge from the acting Secretary of the Company.
ITEM 11. EXECUTIVE COMPENSASTION
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
     The following table sets forth the cash and non-cash compensation for the last two fiscal years awarded to or earned by our Chief Executive Officer and Chief Financial Officer. No other individual served as an executive officer of LecTec during fiscal 2008.
Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)

Judd A. Berlin	2008	—	—	—	263,467	—	263,467
Chief Executive Officer and Chief Financial Officer	2007	—	—	—	—	—	—

(1)	The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation expense for stock option awards as reported in our statements of operations for the fiscal year ended December 31, 2008. The initial expense is based on the fair value of the stock option grants as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes value are disclosed in Note H to our financial statements included in this Form 10-K. The full grant date FAS 123R value of the option awards granted in 2008 to Mr. Berlin was $263,467.
Outstanding Equity Awards at Fiscal-Year End

		Number of	Equity incentive
	Number of	securities	plan awards: Number
	securities	underlying	of securities
	underlying	unexercised	underlying	Option
	unexercised	options	unexercised	Exercise	Option
	options (#)	(#)	unearned options	Price	Expiration
Name	exercisable	unexercisable	(#)	($)	Date

Judd A. Berlin	66,000	—	—	4.00	September 26, 2018
     On September 26, 2008, Mr. Berlin, in his capacity as a non-employee Director of the Company, received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 26, 2018. All of the options were granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate.
COMPENSATION OF DIRECTORS
     Our Board of Directors has established a policy that each of our non-employee directors (other than Mr. Berlin who has waived any cash compensation as a non-employee Director) receives an annual cash payment of $17,500 for annual services to LecTec, as illustrated in the table below. This cash payment is paid in advance in quarterly installments of $4,375 before the beginning of each of the quarters in which services will be performed.

     On September 26, 2008, Mr. Rollwagen and Dr. Sigg were each awarded options to purchase 16,000 shares of our common stock at an exercise price of $4.00 per share, and Mr. Berlin was awarded an option to purchase 66,000 shares of our common stock at an exercise price of $4.00 per share. These options were immediately vested in full on the date of grant and will expire on September 26, 2018. The options provide that termination of service as a director of LecTec for any reason other than for cause will not affect the terms of the option or cause the option to terminate.
     The following table shows the compensation of the members of our Board of Directors during 2008.
Director Compensation

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards
Name	($)	($)(1)	($)(2)	Total ($)

Judd A. Berlin	—	—	263,467	263,467
C. Andrew Rollwagen	17,500	—	63,871	81,371
Daniel C. Sigg M.D. PhD	17,500	—	63,871	81,371

(1)	None of our directors held any shares of restricted stock as of December 31, 2008.

(2)	The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation expense for stock option awards as reported in our statements of operations for the fiscal year ended December 31, 2008. The initial expense is based on the fair value of the stock option grants as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes value are disclosed in Note H to our financial statements included in this Form 10-K. The aggregate number of stock options outstanding at December 31, 2008 for each of our directors was 66,000 options for Mr. Berlin, 66,000 options for Mr. Rollwagen and 66,000 options for Dr. Sigg. The full grant date FAS 123R value of the option awards granted in 2008 to each of Mr. Rollwagen and Dr. Sigg was $63,871, and to Mr. Berlin was $263,467.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
TABLE OF SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 14, 2009, by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table above and all of our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of March 14, 2009 are considered outstanding. Each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them, and such shares are not subject to any pledge. Percentage of ownership is based on 4,290,026 shares of common stock outstanding on March 14, 2009.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner	Ownership	Percent of Class

Larry C. Hopfenspirger (1)	412,978	9.6%
2025 Nicollet Ave. S., #203 Minneapolis, MN 55402

Estate of Lee M. Berlin (2)	405,759	9.5%
c/o Helen Berlin, personal representative 4417 White Oak Drive Janesville, WI 53546

Judd A. Berlin (3)	203,145	4.7%

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner	Ownership	Percent of Class

C. Andrew Rollwagen (3)	66,000	1.5%

Daniel C. Sigg M.D. PhD (3)	66,000	1.5%

All directors and executive officers as a group (3 persons) (3)	335,145	7.5%

(1)	Includes 274,000 shares held directly by Mr. Hopfenspirger, 25,000 shares held by Mr. Hopfenspirger’s wife and 113,978 shares held by 10701 Red Circle Drive, LLC, of which Mr. Hopfenspirger is the sole beneficial owner.

(2)	Includes 330,154 shares held by the Estate of Lee M. Berlin and 75,605 shares held by Lee Berlin’s widow, Helen Berlin, who controls the estate as personal representative.

(3)	Includes the following shares which may be acquired under currently exercisable options: Mr. Berlin — 66,000 shares; Mr. Rollwagen — 66,000 shares; Dr. Sigg — 66,000 shares; and all directors and executive officers as a group — 198,000 shares.
EQUITY COMPENSATION PLAN INFORMATION
     The following table summarizes, with respect to the Company’s equity compensation plans, the number of shares of the Company’s common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2008.

			Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under
	Issued Upon Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in the First Column)

Equity compensation plans approved by security holders	264,000	$3.94	—

Equity compensation plans not approved by security holders	—	—	659,279

Total	264,000	$3.94	659,279

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We are not a listed issuer and so are not subject to the director independence requirements of any exchange or inter-dealer quotation system. Nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided in Rule 4200(a) (15) of The NASDAQ Stock Market’s Marketplace Rules. Under this definition of independence, directors C. Andrew Rollwagen and Dr. Daniel C. Sigg, who comprise a majority of our Board of Directors, would be considered independent directors. Judd A. Berlin, the third member of our Board of Directors, would not be considered independent because he serves as our Chief Executive Officer and Chief Financial Officer.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth information concerning fees and services billed or expected to be billed by our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP for 2008 and 2007:

	2008	2007	Nature of Services Provided
Audit Fees	$42,750	$31,340	Audits and quarterly reviews of our financial statements
Audit-Related Fees	—	—
Tax Fees	4,200	7,000	Tax return preparation and research
All Other Fees	—	—

	$46,950	$38,340

     Because of our size, complexity, financial condition, and prospects, the Audit Committee is apprised of and pre-approves all fees for services provided by our independent registered public accounting firm. All fees paid to our independent registered public accounting firm for 2008 and 2007 were approved by our Audit Committee. The Audit Committee has considered whether non-audit services provided by our independent registered public accounting firm during 2008 and 2007 were compatible with maintaining the accounting firm’s independence. Increases in fees for 2008 are due in part to Sarbanes Oxley compliance measures that the Company’s external auditors must review as well as other costs related to delayed filings with the SEC.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Method of
		Filing
3.01	Articles of Incorporation of LecTec Corporation, as amended	(1)

3.02	Bylaws of LecTec Corporation	(1)

**10.01	LecTec Corporation 1989 Stock Option Plan	(2)

**10.02	LecTec Corporation 1991 Directors’ Stock Option Plan	(2)

**10.03	LecTec Corporation 1998 Stock Option Plan	(3)

**10.04	LecTec Corporation 1998 Directors’ Stock Option Plan	(3)

**10.05	LecTec Corporation 2001 Stock Option Plan	(4)

10.06	Sale Leaseback Agreement By and Between LecTec Corporation and Larry Hopfenspirger, dated February 25, 2003.	(5)

10.07	Office/warehouse lease dated May 23, 2003, by and between SMD Lincoln Investments LLC and LecTec Corporation.	(6)

*10.08	Supply and License Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004.	(7)

10.09	Promissory Note By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004.	(7)

10.10	Security Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004.	(7)

10.11	General Terms and Conditions for the Purchase of Capital Equipment dated as of December 2, 2004 between Novartis Consumer Health, Inc. and LecTec Corporation.	(8)

**10.12	Separation Agreement dated December 28, 2004 by and between LecTec Corporation and Timothy P. Fitzgerald.	(9)

10.13	Sub-Lease Agreement by and between LecTec Corporation and The Furniture Source dated May 10, 2006	(10)

10.14	Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan	(11)

10.15	Form of Employee Incentive Stock Option Agreement	(11)

10.16	First Amendment to Office/Warehouse Lease between SMD Lincoln Investments and LecTec Corporation, effective May 30, 2008	(12)

10.17	Lease between Lockaway Storage, Inc. and LecTec Corporation, effective August 1, 2008	(12)

10.18	Second Amendment to Office/Warehouse Lease between SMD Lincoln Investments and LecTec Corporation, effective January 14, 2009	(13)

		Method of
		Filing

10.19	Third Amendment to Office/Warehouse Lease between SMD Lincoln Investments and LecTec Corporation, effective May 30, 2008	(13)

23.01	Consent of Lurie Besikof Lapidus & Company, LLP	(14)

24.01	Power of Attorney	(15)

31.01	Certification of Principal Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002	(14)

31.02	Certification of Principal Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002	(14)

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(14)

Notes to Exhibits — Method of Filing

*	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2009.

(14)	Filed herewith.

(15)	Included on signature page.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2009.

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

/s/ Judd A. Berlin	March 31, 2009
Judd A. Berlin
Chief Executive Officer,
Chief Financial Officer, and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ C. Andrew Rollwagen	March 31, 2009
C. Andrew Rollwagen
Director

/s/ Daniel C. Sigg, M.D.	March 31, 2009
Daniel C. Sigg, M.D.
Director

EXHIBIT INDEX

Exhibit No.

3.01	Articles of Incorporation of Registrant, as amended (Note 1).

3.02	Bylaws of Registrant (Note 1).

**10.01	LecTec Corporation 1989 Stock Option Plan (Note 2).

**10.02	LecTec Corporation 1991 Directors’ Stock Option Plan (Note 2).

**10.03	LecTec Corporation 1998 Stock Option Plan (Note 3).

**10.04	LecTec Corporation 1998 Directors’ Stock Option Plan (Note 3).

**10.05	LecTec Corporation 2001 Stock Option Plan (Note 4).

10.06	Sale Leaseback Agreement By and Between LecTec Corporation and Larry Hopfenspirger, dated February 25, 2003 (Note 5).

10.07	Office/warehouse lease May 23, 2003, by and between SMD Lincoln Investments LLC and LecTec Corporation (Note 6).

*10.08	Supply and License Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

10.09	Promissory Note By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

10.10	Security Agreement By and Between LecTec Corporation and Novartis Consumer Health, Inc. executed on July 19, 2004 and effective as of January 1, 2004 (Note 7).

10.11	General Terms and Conditions for the Purchase of Capital Equipment dated as of December 2, 2004 between Novartis Consumer Health, Inc. and LecTec Corporation (Note 8).

**10.12	Separation Agreement dated December 28, 2004 by and between LecTec Corporation and Timothy P. Fitzgerald (Note 9).

10.13	Sub-Lease Agreement by and between LecTec Corporation and The Furniture Source dated May 10, 2006 (Note 10).

10.14	Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan (Note 11).

10.15	Form of Employee Incentive Stock Option Agreement (Note 11).

10.16	First Amendment to Office/Warehouse Lease between SMD Lincoln Investments and LecTec Corporation, effective May 30, 2008 (Note 12).

10.17	Lease between Lockaway Storage, Inc. and LecTec Corporation, effective August 1, 2008 (Note 12).

10.18	Second Amendment to Office/Warehouse Lease between SMD Lincoln Investments and LecTec Corporation, effective January 14, 2009 (Note 13).

10.19	Third Amendment to Office/Warehouse Lease between SMD Lincoln Investments and LecTec Corporation, effective January 14, 2009 (Note 13).

23.01	Consent of Lurie Besikof Lapidus & Company, LLP (Note 14).

24.01	Power of Attorney (Note 15).

Exhibit No.

31.01	Certification of Principal Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (Note 14).

31.02	Certification of Principal Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (Note 14).

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Note 14).

Exhibit Notes:

*	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986.

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2009.

(14)	Filed herewith.

(15)	Included on signature page.