Form 10-Q
period 2009-03-31
LECTEC CORP /MN/
filed 2009-05-14
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
As of May 11, 2009 the registrant had 4,290,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
     Forward-Looking Statements
     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the outcome of pending patent infringement litigation, the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, the inclusion of a “going-concern” qualification in the report from the Company’s independent registered public accounting firm for fiscal 2008, and other risks and uncertainties as described in “Risk Factors” included in Item 1A as filed in the Company’s Form 10-K for the year ended December 31, 2008.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$242,259	$332,848
Royalty receivable	74,693	32,586
Prepaid expenses and other	65,924	88,823

Total current assets	382,876	454,257

FIXED ASSETS:
Office equipment	6,633	6,633
Accumulated depreciation	(1,254)	(701)

	5,379	5,932

OTHER ASSETS:
Patent costs	37,986	43,775
Prepaid insurance – director and officer	10,140	20,279

	48,126	64,054

TOTAL ASSETS	$436,381	$524,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$68,783	$26,155
Accrued expenses	58,872	54,901
Discontinued operations	130,000	130,000

Total current liabilities	257,655	211,056

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,290,026 shares issued and outstanding at March 31, 2009 and December 31, 2008	42,900	42,900
Additional contributed capital	12,652,219	12,652,219

Accumulated deficit	(12,516,393)	(12,381,932)

	178,726	313,187

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,381	$524,243

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

REVENUE — ROYALTY AND LICENSING FEES	$42,107	$21,029
OPERATING EXPENSES	177,099	187,912

Loss from operations	(134,992)	(166,883)

INTEREST INCOME	531	7,181

NET LOSS	$(134,461)	$(159,702)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,290,026	4,227,401

LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(134,461)	$(159,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	553	—
Amortization of patent costs	5,789	4,951
Changes in operating assets and liabilities:
Royalty receivable	(42,107)	76,502
Prepaid expenses and other	33,038	17,351
Accounts payable	42,628	44,326
Accrued expenses	3,971	1,546

Net cash used in operating activities	(90,589)	(15,026)

Cash flows from investing activities:
Purchase of office equipment	—	—
Investment in patents	—	(9,022)

Net cash used in investing activities	—	(9,022)

Net decrease in cash and cash equivalents	(90,589)	(24,048)

Cash and cash equivalents — beginning of period	332,848	832,925

Cash and cash equivalents — end of period	$242,259	$808,877

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
March 31, 2009 and 2008
(Unaudited)
(1) Basis of Presentation
          The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
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
     Corporate Office and Premises Summary
          The Company’s principal executive office is located in Texarkana, Texas where it leases approximately 1,200 square feet of warehouse and office space. The lease began in August 2008 and expires on February 1, 2010. The Company currently has three leased facilities as of March 31, 2009.
          In January, 2009, the Company entered into a lease amendment (the “Lease Amendment”) amending its lease dated May 23, 2003, between the Company and SMD Lincoln Investments (the “Minnesota Lease”), regarding the Company’s previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”). The Lease Amendment will continue to renew for successive one-month periods until such lease is terminated by the landlord upon 30 days written notice to the Company or by the Company upon 90 days written notice to the landlord. The Company uses the space for liquidating saleable assets and managing an orderly wind down of operations at this facility. The Company maintains approximately 3,300 square feet of space at this facility.
          In July, 2008, the Company moved its corporate headquarter facilities from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501, for a term of 6 months, beginning on August 1, 2008 and ending on February 1, 2009. The monthly lease rate was $650 per month during the term of the Texas Lease, and the Company must also pay its pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex. In February 2009, the Company renewed its Texas Lease until February 1, 2010 at a monthly lease rate of $700 per month. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord. The Company believes this is an ideal location based upon favorable local lease rates, secure premises, tax advantages, community responsibility, etc.
          In July, 2008, the Company opened an office in India, Level 2, Connaught Place, Bund Garden Road, Pune (India), 411001, to explore research, development and manufacturing opportunities for its advanced skin interface technologies and products. The Company chose India because the Company considers it to be one of the most robust, globally competitive, and cost-efficient locations for the development and manufacturing of pharmaceutical and medical products. The Company also wants to have better access to the pool of well-educated scientific and engineering talent available in India. This lease expires on July 31, 2009. The Company has given written notification of its intent to renew this lease until July 31, 2010. The lease will cost the Company less than $1,500 per year during the renewal period.
     Critical Accounting Policies
          The Company’s most critical accounting policies include:
          Revenue Recognition. Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement, based upon sales information of licensed products sold by Novartis, and when collection is reasonably assured.
          Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no such impairment currently exists.
          Royalty Receivable. The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Novartis pays royalty income to the Company pursuant to the terms of the Agreement. At March 31, 2009, the Company had an outstanding royalty receivable with Novartis of $74,693, which was subsequently collected during April 2009. Management believes, based upon past collection experience, that any and all amounts due from Novartis outstanding from time to time are fully collectible.
          Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          Share-Based Compensation. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. The Company did not record any share-based compensation during the three months ended March 31, 2009 and 2008, respectively.
          Off-Balance Sheet Arrangements The Company does not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.
          Recent Accounting Pronouncements:
          In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurements disclosures of non-financial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position or results of operations.
          In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of respects as including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax position after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 31, 2008. These standards will change our accounting treatment for business combinations on a prospective basis.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to value any financial instruments at fair value.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accounting principals generally accepted in the United States of America. More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs, and the application of the derived fair value to those assets and liabilities. SFAS 157 is effective for all full fiscal and interim periods beginning after November 15, 2007. On December 14, 2007, the FASB issued staff position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The adoption of SFAS 157, as it relates to financial assets and liabilities, had no material impact to the Company’s financial position or results of operations.
(3) Loss Per Common Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options to purchase 264,000 and 155,200 shares of common stock with a weighted average exercise price of $3.94 and $3.88 were outstanding as of March 31, 2009 and 2008, respectively. Because the Company had a loss from operations during the three months ended March 31, 2009 and 2008, those shares were excluded from the loss per share computations because they were antidilutive.
(4) Income Taxes
          The provision for income taxes for the three months ended March 31, 2009 and 2008, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three months ended March 31, 2009 and 2008, as the realization of such benefit is not reasonably assured.
(5) Novartis Supply and License Agreement
          In July, 2004, the Company entered into a supply and licensing agreement with Novartis, effective January 1, 2004. By December 31, 2004, the supply portion of the Agreement was completed and the Company no longer manufactured any product. Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or is useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents’ life (4 to 14 years) permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Agreement to pay royalties to the Company at an agreed upon percentage based on net sales of vapor patches by Novartis for each year the License is in effect.
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
          During the three months ended March 31, 2009 and 2008, the Company recorded revenue of $42,107 and $21,029, respectively, for royalties covered under the Agreement.
(6) Discontinued Operations
          The Company ceased manufacturing operations of topical patches and sold all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The liability for discontinued operations for the three months ended March 31, 2009 and 2008 consisted of a reserve for sales returns and credits of $130,000 related to sales prior to the discontinuance of operations.
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
(8) Patents and Trademarks
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
          On July 25, 2008, the Company filed a Complaint for patent infringement against five companies, alleging that the defendants have infringed upon two of the Company’s patents relating to its medicated patch technology. The Company has disclosed details of the pending lawsuit in previous SEC filings. In October, 2008, all five of the defendants in these lawsuits filed answers to the Company’s complaint. The Company appeared in court on December 3, 2008 for a scheduling conference. See PART II, ITEM 1 of this Form 10-Q for additional information.
(9) Going Concern
          The Company has incurred operating losses, accumulated deficits and negative cash flows from operations during the last few years. As of March 31, 2009, the Company had an accumulated shareholders’ deficit of $12,516,393. The Company does not believe its existing cash and cash equivalents will be sufficient to fund operations through 2009 based upon its current cash on hand, its anticipated operating expenses, and costs the Company is likely to incur related to its pending patent infringement litigation. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.
          The Company is actively pursuing means to raise additional capital to allow the Company to sustain normal operations in 2009 and proceed with R&D efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent and related testing research efforts. In addition to these efforts to raise additional capital, the Company’s strategy includes pursuit of additional licensing agreements with interested companies; potential partnering arrangements with Novartis; evaluation of merger and acquisition possibilities; and exploration of partnerships with domestic and foreign manufacturers to develop and commercialize the Company’s proprietary patch technology.
          The Company’s financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          In April 2007, the Company was granted a re-examination certificate that expanded the Company’s prior claims related to a patent the Company holds. The Company continues to take steps to evaluate its current position in light of this event, including market research studies, product testing, and using other outside resources in conjunction with other efforts to gather and document information to aid in the protection of the Company’s patent rights.
          In June 2006, Novartis issued a nationwide recall of all of its vapor patch products sold under its license agreement with the Company. See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 for more information.
          In 2007, Novartis launched an adult vapor patch product in the United States for the cough, cold and flu season. This was a significant development for the Company in its effort to restart its revenue stream. As a result of the launch of the adult vapor patch, the Company is, once again, receiving royalty income based upon sales of these vapor patch products under the terms of the Novartis Agreement.
          During 2008, the Company retained a contingency fee legal firm to enforce the Company’s rights related to potential patent infringement claims by the Company. As a result, the Company has sued five potential patent infringers. The Company has made a motion for a preliminary injunction in the U.S. District Court for the Eastern District of Texas against the defendants that would prevent the defendants from selling potentially infringing products until the Company’s claims is resolved. The Company can not give any assurance as to the outcome of the motion for the preliminary injunction filed against the defendants in the ongoing lawsuit.
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Results of Operations
          The Company recorded royalty income of $42,107 and $21,029 for the three months ended March 31, 2009 and 2008, respectively, an increase of $21,078. The increase in revenue was primarily due to an increase in royalty income from sales of licensed product in Mexico. The royalty income recorded during the three month periods ended March 31, 2009 and 2008 was based on information provided by Novartis.
          Operating expenses decreased $10,813, to $177,099 for the three months ended March 31, 2009, from operating expenses of $187,912 for the comparable period in 2008. The decrease in operating expenses resulted primarily from a decrease in facility lease expenses, a reduction in patent related costs, and a reduction in consulting costs. The Company believes that its operating expenses will decrease further because some of the costs the Company has incurred in the past have been one-time expenses of approximately $35,000. In addition, the Company has reduced its operating expenses as a result of relocating its corporate office, to Texarkana, Texas, which has reduced its rental obligations and utility expenses. The Company estimates it has saved approximately $30,000 annually or $2,500 per month as a result of the relocation to Texarkana, TX. However, these savings may be offset with costs related to additional actions the Company decides to take with respect to protecting its intellectual property portfolio.
          The Company recorded a net loss of $(134,461), or $(0.03) per basic and diluted share for the three months ended March 31, 2009, compared to a net loss of $(159,702), or $(0.04) per basic and diluted share, for the same period in 2008. The improvement in net loss of $25,241 for the three month period ended March 31, 2009 from the comparable period in 2008 is due to the decrease in operating expenses, combined with the increase in royalty income discussed above, and a decrease in interest income of $6,650.
Income Taxes
          The provision for income tax benefits for the three month periods ended March 31, 2009 and 2008 was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three month periods ended March 31, 2009 and 2008, as the realization of such benefits is not reasonably assured.
Effect of Inflation
          Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
          Cash and cash equivalents decreased $90,589 for the three month period ended March 31, 2009, to $242,259, from cash and cash equivalents of $332,848 at December 31, 2008. The decrease in cash and cash equivalents resulted primarily from the Company’s ongoing expenses to maintain current operations of the Company.
          The Company had no material commitments for capital expenditures at March 31, 2009 or 2008.
          The Company had working capital of $125,221 and a current ratio of 1.49 at March 31, 2009 compared to working capital of $243,201 and a current ratio of 2.15 at December 31, 2008. The decline in working capital and the current ratio at March 31, 2009, compared to December 31, 2008, was primarily due to the net loss of ($134,461).
          Shareholders’ equity decreased $134,461 to $178,726 at March 31, 2009 from $313,187 at December 31, 2008, due to the net loss the Company incurred during the three months ended March 31, 2009.
          In June 2008, the Company entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, its legal counsel in the pending patent infringement litigation (See Part II, Item 1 of this Form 10-Q for additional details). Under the agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter. The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds. Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended. As of the date of the filing of this Form 10-Q, the Company has expended approximately $121,000 under the agreement for advances made to the Rader firm and payments for expert services.
          The Company is cautious about preserving its current cash position with respect to its current litigation efforts and its ability to sustain normal operations going forward. The Company is pursuing raising additional capital to allow the Company to sustain normal operations in addition to proceeding with research and development efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent, and related testing research. Without an infusion of cash, the royalty income received from Novartis or other sources may not be sufficient to fund our efforts.
          The Company earns interest on its available cash. Interest income earned during the three month periods ended March 31, 2009 and 2008 was $531 and $7,181, respectively. The average interest the Company earns on its available cash is less than 1%.

          The Company’s working capital requirements are dependent upon its receipt of adequate levels of royalty and licensing income to fund its operations. The Company currently estimates that it will receive $80,000 to $100,000 per year in royalty income based upon historical royalty income and cash receipt activity from Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, or in raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the period ending December 31, 2008.
GOING CONCERN
          We have incurred operating losses, accumulated deficit and negative cash flows from operations during the last several years. As of March 31, 2009, the Company has an accumulated shareholders’ deficit of $12,516,393. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, or in raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the period ended December 31, 2008.
CRITICAL ACCOUNTING POLICIES
          Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended March 31, 2009 and 2008. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
          Not Applicable.
ITEM 4T. CONTROLS AND PROCEDURES
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
          Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
          During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
          On July 25, 2008, the Company filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc. (Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleges, among other things, that the Defendants have infringed two of the Company’s patents (the “Patents”), which relate to the Company’s medicated patch technology. The Company is seeking to enjoin the Defendants from infringing the Patents and to recover monetary damages related to such infringement, as well as interest and litigation costs.
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
          As of the date of the filing of this Form 10-Q, the Company has received the Preliminary Invalidity Contentions from each of the Defendants. Counsel representing the Company and the Defendants are continuing the discovery and deposition process. As of the date of the filing of this form 10-Q, four persons have been deposed.. The Company and its engaged counsel are diligent in moving this lawsuit forward.
ITEM 1A — RISK FACTORS
          Item 1A (“Risk Factors”) of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially have an adverse effect on our business, financial condition, or operating results. There have been no material changes to the risk factors described in our most recently filed Form 10-K; however, those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results, etc. Accordingly, potential and current investors should review and consider these risk factors in making any investment decision with respect to our securities. An investment in our securities continues to have a high degree of risk.
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

LECTEC CORPORATION
Date: May 14, 2009	By	/s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, & Director (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.