Form 10-Q
period 2009-06-30
LECTEC CORP /MN/
filed 2009-08-13
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 13, 2009 the registrant had 4,290,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
Forward-Looking Statements
From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the outcome of pending patent infringement litigation against Chattem, Inc., Endo Pharmaceuticals, Inc., Johnson & Johnson Consumer Company, Inc., a subsidiary of Johnson & Johnson, and Prince of Peace Enterprises, Inc., the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, the inclusion of a “going-concern” qualification in the Company’s Form 10-K for the year ended December 31, 2008 from the Company’s independent registered public accounting firm, and other risks and uncertainties as described in “Risk Factors” included in Item 1A as filed in the Company’s Form 10-K for the year ended December 31, 2008.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —	CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211,236	$332,848
Infringement and royalty receivable	408,202	32,586
Prepaid expenses and other	71,525	88,823

Total current assets	690,963	454,257

FIXED ASSETS:
Office equipment	6,633	6,633
Accumulated depreciation	(1,806)	(701)

	4,827	5,932

OTHER ASSETS:
Patent costs	38,811	43,775
Prepaid insurance — director and officer	—	20,279

	38,811	64,054

TOTAL ASSETS	$734,601	$524,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$75,829	$26,155
Accrued expenses	211,055	54,901
Discontinued operations	130,000	130,000

Total current liabilities	416,884	211,056

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,290,026 shares issued and outstanding at June 30, 2009 and December 31, 2008	42,900	42,900
Additional contributed capital	12,652,219	12,652,219
Accumulated deficit	(12,377,402)	(12,381,932)

	317,717	313,187

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$734,601	$524,243

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUE:
Royalty and licensing fees	$10,311	$5,075	$52,418	$26,104
Infringement income	600,000	—	600,000	—

TOTAL REVENUE	610,311	5,075	652,418	26,104
OPERATING EXPENSES	471,489	186,417	648,588	374,329

Income (loss) from operations	138,822	(181,342)	3,830	(348,225)

INTEREST INCOME	169	3,966	700	11,147

NET INCOME (LOSS)	$138,991	$(177,376)	$4,530	$(337,078)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,290,026	4,290,026	4,290,026	4,258,713

Diluted	4,305,827	4,290,026	4,308,500	4,258,713

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.04)	$0.00	$(0.08)

Diluted	$0.03	$(0.04)	$0.00	$(0.08)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$4,530	$(337,078)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,105	—
Amortization of patent costs	11,689	10,758
Changes in operating assets and liabilities:
Infringement and royalty receivable	(375,616)	91,834
Prepaid expenses and other	37,577	(19,137)
Accounts payable	49,674	35,211
Accrued expenses	156,154	(2,624)

Net cash used in operating activities	(114,887)	(221,036)

Cash flows from investing activities:
Investment in patents	(6,725)	(23,280)

Net cash used in investing activities	(6,725)	(23,280)

Net decrease in cash and cash equivalents	(121,612)	(244,316)

Cash and cash equivalents — beginning of period	332,848	832,925

Cash and cash equivalents — end of period	$211,236	$588,609

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
June 30, 2009 and 2008
(Unaudited)
(1) Basis of Presentation
The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008, respectively. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business/Premises Summary and Critical Accounting Policies
Business Summary
The Company is an intellectual property licensing and holding company. The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents. The Company has one licensing agreement (“Novartis Agreement” or “Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis’ net sales of licensed products. Previously, the Company was a contract manufacturer of hydrogel topical patches that were sold to major pharmaceutical customers until the Company ceased its manufacturing operations in December 2004. The Company holds multiple domestic and international patents based on its hydrogel technology. A hydrogel is a gel-like material that has an affinity for water and similar compounds. These hydrogels are ideal for delivering medication onto the skin.
Corporate Office and Premises Summary
The Company’s principal executive office is located in Texarkana, Texas where it leases approximately 1,200 square feet of warehouse and office space. The lease began in August 2008 and expires on February 1, 2010.
The Company currently has three leased facilities as of June 30, 2009.
In January 2009, the Company entered into a lease amendment (the “Lease Amendment”) amending its lease dated May 23, 2003, between the Company and SMD Lincoln Investments (the “Minnesota Lease”), regarding the Company’s previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”). The Lease Amendment will continue to renew for successive one-month periods until such lease is terminated by the landlord upon 30 days’ written notice to the Company or by the Company upon 90 days’ written notice to the landlord. The Company uses the space for liquidating saleable assets and managing an orderly wind down of operations at this facility. The Company maintains approximately 3,300 square feet of space at this facility.
In July 2008, the Company moved its corporate headquarter facilities from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501, for a term of 6 months, beginning on August 1, 2008 and ending on February 1, 2009. The monthly lease rate was $650 per month during the term of the Texas Lease, and the Company must also pay its pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex. In February 2009, the Company renewed its Texas Lease until February 1, 2010 at a monthly lease rate of $700 per month. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord.
In July 2008, the Company opened an office in India, which is located at Level 2, Connaught Place, Bund Garden Road, Pune India, 411001, to explore research, development and manufacturing opportunities for its advanced skin interface technologies and products. The Company chose India because the Company considers it to be one of the most robust, globally competitive, and cost-efficient locations for the development and manufacturing of pharmaceutical and medical products. The Company also wants to have better access to the pool of well-educated scientific and engineering talent available in India. This lease expired on July 31, 2009. The Company has given written notification of its intent to renew this lease until July 31, 2010. The Company will be obligated to make payments of approximately $1,500 during the renewal period.

Critical Accounting Policies
The Company’s most critical accounting policies include:
Revenue Recognition. Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement, based upon sales information of licensed products sold by Novartis, and when collection is reasonably assured. Infringement revenues are recognized when agreements are reached and signed and collection is reasonably assured.
Patent Costs. The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes no such impairment currently exists.
Royalty Receivable. The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Novartis pays royalty income to the Company pursuant to the terms of the Agreement. At June 30, 2009, the Company had an outstanding royalty receivable with Novartis of $8,202 which was subsequently received on July 31, 2009. Management believes, based upon past collection experience, that amounts due from Novartis outstanding from time to time are fully collectible.
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
Share-Based Compensation. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. The Company did not record any share-based compensation during the three and six months ended June 30, 2009 and 2008, respectively.
Off-Balance Sheet Arrangements The Company does not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements:
In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The adoption of FSP FAS 157-2 did not to have a material impact on the Company’s financial position or results of operations.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations, and other generally accepted accounting principals. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, FSP FAS 107-1 requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that this FSP FAS 107-1 will have on its results of operations, financial position, and cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption of SFAS 165 did not impact the Company’s financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 13, 2009, the date the Company issued these financial statements. During this period the Company did not have any material subsequent events that impacted the financial statements.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.
(3) Income (Loss) Per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options and warrants to purchase 155,200 shares of common stock with a weighted average exercise price of $3.88 were outstanding during the three and six months ended June 30, 2008. Because the Company had a loss from operations during the three and six months ended June 30, 2008, those shares were excluded from the loss per share computations because they were antidilutive.
Diluted shares outstanding for the three and six months ended June 30, 2009, was computed as follows:

	Three	Six
	Months	Months

Net income	$138,991	$4,530

Weighted average shares outstanding	4,290,026	4,290,026
Incremental shares from assumed exercise or conversion of stock options	15,801	18,474

Shares outstanding — diluted	4,305,827	4,308,500

(4)	Income Taxes
The provision for income taxes for the three and six months ended June 30, 2009 and 2008, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and six months ended June 30, 2009 and 2008, as the realization of such benefit is not reasonably assured.

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
Beginning in July 2007, Novartis began shipping a new adult vapor patch product in the United States for the 2007/2008 cough and cold season. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market. Novartis continues to advertise and market the adult patch via TV commercials and various stores continue to shelve and sell this vapor patch. As a result, the Company is once again receiving revenue under the Novartis Agreement.
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
During the three and six months ended June 30, 2009, the Company recorded revenue of $10,311 and $52,418, respectively. During the three and six months ended June 30, 2008, the Company recorded revenue of $5,075 and $26,104, respectively, for royalties covered under the Agreement.
(6) Discontinued Operations
The Company ceased manufacturing operations of topical patches and sold all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The liability for discontinued operations at June 30, 2009 and December 31, 2008 consisted of a reserve for sales returns and credits of $130,000 related to sales prior to the discontinuance of operations.

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
(8) Patents and Trademarks
The Company has several U.S. and international patents related to its patch technology. Eighteen issued U.S. patents and forty-two issued international patents are currently assigned to the Company. The Company has four U.S. patent pending applications including provisional applications (see below) and two foreign applications. The patents most pertinent to the Company’s major products have a remaining legal duration ranging from four to fourteen years. The Company also holds three registered U.S. trademarks.
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
On July 25, 2008, the Company filed a Complaint for patent infringement against five companies, alleging that the defendants have infringed upon two of the Company’s patents relating to its medicated patch technology. The Company has disclosed details of the pending lawsuit in previous SEC filings. In October 2008, all five of the defendants in these lawsuits filed answers to the Company’s complaint. The Company appeared in court on December 3, 2008 for a scheduling conference. See PART II, ITEM 1 of this Form 10-Q and Note (9) of these Notes to the Condensed Financial Statements for additional information.
(9) Mentholatum Settlement
On May 29, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Mentholatum Company (“Mentholatum”) to settle the Company’s claims against Mentholatum that Mentholatum infringed two of the Company’s patents (“Patents-In-Suit”) related to its medicated patch technology (the “Litigation”). Pursuant to the Settlement Agreement, Mentholatum will pay the Company an aggregate of $600,000 in $100,000 monthly installments from May through October 2009. In addition, under the Settlement Agreement (a) the Company agreed to dismiss the Litigation against Mentholatum with prejudice, (b) the parties agreed to mutual general releases of all claims other than their prospective obligations under the Settlement Agreement and claims arising after the date of the Settlement Agreement, (c) the Company agreed not to sue Mentholatum or Rohto Pharmaceutical Co., Ltd., the parent company of Mentholatum, for any infringement of the Patents-In-Suit, any patent that claims priority, directly or indirectly, from the Patents-In-Suit, or any foreign counterparts of the Patents-In-Suit (collectively, the “Patents”), (d) the Company agreed not to transfer the Patents unless the transferee agrees to be bound by the covenant not to sue described above in clause (c), and (e). Mentholatum and Rohto agreed not to challenge the validity or enforceability of the Patents.

As of June 30, 2009, Mentholatum had paid the Company $200,000 pursuant to the terms of the Settlement Agreement, and as of August 13, 2009, the Company has been paid an additional $200,000 pursuant to the terms of the Settlement Agreement. The Company anticipates that it will receive the remaining $200,000 in settlement proceeds by mid-October 2009. The proceeds received from this settlement will be reduced by the amounts due to the Rader firm per the Company’s contingency fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits and other related costs. After these expenses the Company anticipates receiving net cash proceeds of approximately $315,000 from the Mentholatum settlement.
(10) Officer Reimbursement
The accounts payable balance of $75,829 at June 30, 2009 includes $30,000 that the Board of Directors has determined to pay to Judd Berlin, the Company’s Chief Executive Officer. The Board of Directors determined to make the payment to Mr. Berlin to compensate him for the loss of his foreign earned income exclusion of $87,600. The estimated tax implication to Mr. Berlin is approximately $30,000. The forfeiture of his deduction results from Mr. Berlin spending more than 30 days in the United States to attend meetings and depositions on behalf of the Company. The Board of Directors has determined that the $30,000 will be paid to Mr. Berlin out of proceeds received from future infringement settlements, if any.
(11) Going Concern
The Company has incurred operating losses, accumulated deficits and negative cash flows from operations during the last several years. As of June 30, 2009, the Company had an accumulated shareholders’ deficit of $12,377,402. The Company has substantial doubt that its existing cash and cash equivalents will be sufficient to fund operations through 2010 and beyond based upon its current cash on hand, its anticipated operating expenses, costs the Company is likely to incur related to its pending patent infringement litigation, receipt of sufficient royalty income, and uncertainties about the potential settlements the Company may receive as a result of its ongoing litigation efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.
The Company is exploring means to raise additional capital to allow the Company to sustain normal operations in 2009 and beyond and proceed with R&D efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent and related testing and research efforts. In addition to these efforts to raise additional capital, the Company’s strategy includes pursuing additional licensing agreements with interested companies; potential partnering arrangements with Novartis or other companies; evaluation of merger and acquisition possibilities; and exploring partnerships with domestic and foreign manufacturers to develop and commercialize the Company’s proprietary patch technology.
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
In June 2006, Novartis issued a nationwide recall of all of its vapor patch products sold under the Novartis Agreement. See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 for more information.
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
In 2008, the Company retained a contingency fee legal firm to enforce the Company’s rights related to potential patent infringement claims by the Company. As a result, the Company has sued five potential patent infringers. The Company has made a motion for a preliminary injunction in the U.S. District Court for the Eastern District of Texas against the defendants that would prevent the defendants from selling potentially infringing products until the Company’s claims are resolved. In May 2009, the Company executed a settlement agreement and mutual release with one of these defendants. The Company can not give any assurance as to the outcome of the motion for the preliminary injunction filed against the defendants in the ongoing lawsuit.
The Company continues to explore opportunities with other companies that may have an interest in our technology and patent portfolio. The Company is also exploring opportunities surrounding R & D.
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Results of Operations
The Company recorded revenue of $610,311 and $652,418 for the three and six month periods ended June 30, 2009, respectively. The Company recorded revenue of $5,075 and $26,104 for the three and six month periods ended June 30, 2008, respectively. The increase in revenue for the three and six month periods ended June 30, 2009 over the comparable periods in 2008 was primarily due to an increase in infringement revenue of $600,000 for the three and six month periods ended June 30, 2009. Royalty income also increased $5,236 and $26,314 for the three and six month periods ended June 30, 2009, respectively, from the comparable periods in 2008. The increase for the three and six months periods ended June 30, 2009 over the comparable period in 2008, was due to stronger sales of licensed products in Mexico. The royalty income recorded during the three and six month periods ended June 30, 2009 and 2008 was based on information provided by Novartis.

Operating expenses increased $285,072, to $471,489 for the three months ended June 30, 2009, from operating expenses of $186,417 for the comparable period in 2008. The increase in operating expenses resulted primarily from an increase of approximately $299,000 in litigation settlement fees, and consulting and professional costs related to the Company’s litigation efforts, partially offset by a reduction in general operating expenses. For the six months ended June 30, 2009, operating expenses increased $274,259 to $648,588, from $374,329 for the six months ended June 30, 2008. The increase in operating expenses is due primarily to the expenses incurred in connection with the Company’s patent infringement claims.
The Company recorded net income of $138,991, or $0.03 per basic and diluted share for the three months ended June 30, 2009, compared to a net loss of $(177,376), or $(0.04) per basic and diluted share, for the same period in 2008. The improvement in net income of $316,367 for the three month period ended June 30, 2009 from the comparable period in 2008 is due to the Company recording infringement income of $600,000 and partially offset by an increase in costs associated with the Company’s litigation efforts. For the six months ended June 30, 2009, the Company recorded net income of $4,530, or $0.00 per basic and diluted share, compared to a net loss of $(337,078), or $(0.08) per basic and diluted share, for the same period in the 2008. The increase in net income of $341,608 for the six month period ended June 30, 2009 compared to the net loss for the comparable period in 2008 is due to the increase in infringement income of $600,000, and an increase in royalty income of $26,314, partially offset by increases in costs associated with the Company’s litigation efforts.
Income Taxes
The provision for income tax benefits for the three and six month periods ended June 30, 2009 and 2008 was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and six month periods ended June 30, 2009 and 2008, as the realization of such benefits is not reasonably assured.
Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
Cash and cash equivalents decreased $121,612 for the six month period ended June 30, 2009, to $211,236, from cash and cash equivalents of $332,848 at December 31, 2008. The decrease in cash and cash equivalents resulted primarily from the Company’s ongoing expenses to maintain current operations of the Company.
The Company had no material commitments for capital expenditures at June 30, 2009 or 2008.
The Company had working capital of $274,079 and a current ratio of 1.66 at June 30, 2009 compared to working capital of $243,201 and a current ratio of 2.15 at December 31, 2008. The improvement in working capital and the decrease in the current ratio at June 30, 2009, compared to December 31, 2008, was primarily due to net income of $4,530 generated by the Company during the six months ended June 30, 2009.
Shareholders’ equity increased $4,530 to $317,717 at June 30, 2009 from $313,187 at December 31, 2008, due to the net income generated by the Company during the six month period ended June 30, 2009.
In June 2008, the Company entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC (“Rader firm”), its legal counsel in the pending patent infringement litigation (See Part II, Item 1 of this Form 10-Q for additional details). Under the agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter. The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds. Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended. Through June 30, 2009, the Company has paid approximately $108,000 in advances and out of pocket expenses to the Rader firm and paid approximately $67,000 for expert services and deposition costs.

The Company is cautious about preserving its current cash position with respect to its current litigation efforts and its ability to sustain normal operations going forward. The Company is exploring raising additional capital to allow the Company to sustain normal operations in addition to proceeding with research and development efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent, and related testing research. Without an infusion of cash or additional infringement settlement income, the royalty income received from Novartis, or other sources may not be sufficient to fund our efforts.
The Company earns interest on its available cash. Interest income earned during the three and six month periods ended June 30, 2009 was $169 and $700, respectively. Interest income earned during the three and six month periods ended June 30, 2008 was $3,966 and $11,147, respectively. The current average interest the Company earns on its available cash is less than 1%. The decrease in interest income for the three and six month periods ended June 30, 2009 from the comparable periods in 2008, results from a decrease in the Company’s cash available for investment and a general decline in interest rates because of the current economic conditions.
The Company’s working capital requirements are dependent upon receipt of adequate levels of royalty and licensing income to fund its operations. The Company currently estimates that it will receive $80,000 to $100,000 per year in royalty income based upon historical royalty income and cash receipt activity from Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control.
The Company has entered into a settlement agreement and mutual release with Mentholatum for $600,000, which is payable in $100,000 monthly installments from May through October 2009 and will provide future cash flow for the Company and a short term cash infusion that will offset the Company’s current cash usage of approximately $30,000 per month. These monthly installments will be reduced by the Company’s payments to the Rader firm for representing the Company in this matter. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, raising additional capital, prevailing in its patent infringement claims or otherwise settling such claims with the defendants, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the period ending December 31, 2008.
GOING CONCERN
We have incurred operating losses, accumulated deficit and negative cash flows from operations during the last several years. As of June 30, 2009, the Company has an accumulated shareholders’ deficit of $12,377,402. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, or in raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the year ended December 31, 2008.
CRITICAL ACCOUNTING POLICIES
Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended June 30, 2009 and 2008. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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
On May 29, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Mentholatum Company (“Mentholatum”) to settle the Company’s claims against Mentholatum that Mentholatum infringed two of the Company’s patents (“Patents-In-Suit”) related to its medicated patch technology (the “Litigation”). Pursuant to the Settlement Agreement, Mentholatum will pay the Company an aggregate of $600,000 in $100,000 monthly installments from May through October 2009. In addition, under the Settlement Agreement (a) the Company agreed to dismiss the Litigation against Mentholatum with prejudice, (b) the parties agreed to mutual general releases of all claims other than their prospective obligations under the Settlement Agreement and claims arising after the date of the Settlement Agreement, (c) the Company agreed not to sue Mentholatum or Rohto Pharmaceutical Co., Ltd., the parent company of Mentholatum, for any infringement of the Patents-In-Suit, any patent that claims priority, directly or indirectly, from the Patents-In-Suit, or any foreign counterparts of the Patents-In-Suit (collectively, the “Patents”), (d) the Company agreed not to transfer the Patents unless the transferee agrees to be bound by the covenant not to sue described above in clause (c), and (e). Mentholatum and Rohto agreed not to challenge the validity or enforceability of the Patents.
As of June 30, 2009, Mentholatum had paid the Company $200,000 pursuant to the terms of the Settlement Agreement, and as of August 13, 2009, the Company has been paid an additional $200,000 pursuant to the terms of the Settlement Agreement. The Company anticipates that it will receive the remaining $200,000 in settlement proceeds by mid October 2009. The proceeds received from this settlement will be reduced by the amounts due to the Rader firm per the Company’s contingency fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits and other related costs. The Company anticipates receiving net cash proceeds of approximately $315,000 from the Mentholatum settlement.
In July 2009, the presiding judge in the eastern district of Texas, granted the remaining defendants’ a Joint Motion for an Extension of Time regarding the Company’s Motion for Preliminary Injunction. The defendants’ opposition briefs are due by the end of August 2009. The Company’s response to these briefs will be due by the end of September 2009. While some of the other scheduling order dates were modified, the Markman hearing and final pretrial trial dates remain unchanged The Company is being diligent in moving the infringement lawsuit forward but can give no assurance as to the outcome or settlement of the suit against the remaining defendants.

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

10.01
Settlement Agreement and Mutual Release, dated May 29, 2009, between LecTec Corporation and the Mentholatum Company (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 3, 2009).

*10.02	Supply and License Agreement, executed on July 19, 2004 and effective as of January 1, 2004, between LecTec Corporation and Novartis Consumer Health, Inc., filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*
Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions have been deleted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECTEC CORPORATION
Date: August 13, 2009	By:	/s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, & Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.01
Settlement Agreement and Mutual Release, dated May 29, 2009, between LecTec Corporation and the Mentholatum Company (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 3, 2009).

*10.02	Supply and License Agreement, executed on July 19, 2004 and effective as of January 1, 2004, between LecTec Corporation and Novartis Consumer Health, Inc., filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*
Confidential treatment has been requested for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions have been deleted and filed separately with the Securities and Exchange Commission.