Form 10-Q
period 2009-09-30
LECTEC CORP /MN/
filed 2009-11-16
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 16, 2009 the registrant had 4,290,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
     Forward-Looking Statements
          From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the outcome of pending patent infringement litigation against Chattem, Inc., Johnson & Johnson Consumer Company, Inc., a subsidiary of Johnson & Johnson, and Prince of Peace Enterprises, Inc., the issuance of new accounting pronouncements, information disseminated on internet message boards from posters expressing opinions that may or may not be factual, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, the inclusion of a “going-concern” qualification in the Company’s Form 10-K for the year ended December 31, 2008 from the Company’s independent registered public accounting firm, and other risks and uncertainties as described in “Risk Factors” included in Item 1A as filed in the Company’s Form 10-K for the year ended December 31, 2008.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$227,482	$332,848
Infringement and royalty receivable	123,937	32,586
Prepaid expenses and other	65,965	88,823

Total current assets	417,384	454,257

FIXED ASSETS:
Office equipment	6,633	6,633
Accumulated depreciation	(2,360)	(701)

	4,273	5,932

OTHER ASSETS:
Patent costs	34,311	43,775
Prepaid insurance — director and officer	—	20,279

	34,311	64,054

TOTAL ASSETS	$455,968	$524,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,000	$26,155
Accrued expenses	92,225	54,901
Discontinued operations	130,000	130,000

Total current liabilities	269,225	211,056

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,290,026 shares issued and outstanding at September 30, 2009 and December 31, 2008	42,900	42,900
Additional contributed capital	12,652,219	12,652,219
Accumulated deficit	(12,508,376)	(12,381,932)

	186,743	313,187

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$455,968	$524,243

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE:
Royalty and licensing fees	$24,215	$14,022	$76,633	$40,125
Infringement income	—	—	600,000	—

TOTAL REVENUE	24,215	14,022	676,633	40,125
OPERATING EXPENSES	155,221	599,869	803,809	974,197

Loss from operations	(131,006)	(585,847)	(127,176)	(934,072)

INTEREST INCOME	32	3,008	732	14,155

NET LOSS	$(130,974)	$(582,839)	$(126,444)	$(919,917)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,290,026	4,290,026	4,290,026	4,269,227

LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.14)	$(0.03)	$(0.22)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(126,444)	$(919,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,659	—
Compensation expense related to issuance of stock options	—	455,080
Amortization of patent costs	16,189	16,591
Changes in operating assets and liabilities:
Infringement and royalty receivable	(91,351)	86,409
Prepaid expenses and other	43,137	(37,745)
Accounts payable	20,845	11,540
Accrued expenses	37,324	(4,863)

Net cash used in operating activities	(98,641)	(392,905)

Cash flows from investing activities:
Purchase of office equipment	—	(6,633)

Investment in patents	(6,725)	(23,280)

Net cash used in investing activities	(6,725)	(29,913)

Net decrease in cash and cash equivalents	(105,366)	(422,818)

Cash and cash equivalents — beginning of period	332,848	832,925

Cash and cash equivalents — end of period	$227,482	$410,107

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Unaudited)
(1) Basis of Presentation
          The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008, respectively. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
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
     Corporate Office and Premises Summary
          The Company’s principal executive office is located in Texarkana, Texas where it leases approximately 1,200 square feet of warehouse and office space. The lease began in August 2008 and expires on February 1, 2010. The Company intends to renew this lease before it expires.
          The Company currently has three leased facilities as of September 30, 2009.
          In January 2009, the Company entered into a lease amendment (the “Lease Amendment”) amending its lease dated May 23, 2003, between the Company and SMD Lincoln Investments (the “Minnesota Lease”), regarding the Company’s previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”). The Lease Amendment will continue to renew for successive one-month periods until the Minnesota Lease is terminated by the landlord upon 30 days’ written notice to the Company or by the Company upon 90 days’ written notice to the landlord. The Company uses the space for liquidating saleable assets and managing an orderly wind down of operations at this facility. The Company maintains approximately 3,300 square feet of space at this facility.
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
          In July 2008, the Company opened an office in India, which is located at Level 2, Connaught Place, Bund Garden Road, Pune, India 411001, to explore research, development and manufacturing opportunities for its advanced skin interface technologies and products. The Company chose India because the Company considers it to be one of the most robust, globally competitive, and cost-efficient locations for the development and manufacturing of pharmaceutical and medical products. The Company also wants to have better access to the pool of well-educated scientific and engineering talent available in India. This lease expired on July 31, 2009. The Company gave written notification of its intent to renew this lease until July 31, 2010 and subsequently made a payment of $1,456 in August 2009 to fulfill the Company’s rental obligation for the renewal period.
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
          Royalty Receivable. The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Novartis pays royalty income to the Company pursuant to the terms of the Agreement. At September 30, 2009, the Company had an outstanding royalty receivable with Novartis of $23,937 which was subsequently paid on October 30, 2009. The Company records royalty income based on information provided by Novartis. Management believes, based upon past collection experience, that amounts due from Novartis outstanding from time to time are fully collectible.
          Infringement Receivable. In May 2009, the Company entered into a settlement agreement and mutual release with the Mentholatum Company (see Note 9 of this Form 10-Q for details of the settlement agreement). At September 30, 2009 the Company had an outstanding receivable of $100,000 with the Mentholatum Company which was subsequently received on October 20, 2009. As of the date of the filing of this Form 10-Q, the Company has received all amounts due from the Mentholatum Company pursuant to the terms of the settlement agreement and mutual release.
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
          Share-Based Compensation. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. The Company did not record any share-based compensation during the three and nine month periods ended September 30, 2009. During the three and nine month periods ended September 30, 2008, the Company recorded compensation expense of $455,080.
          On September 26, 2008, the Compensation Committee of the Board of Directors of the Company granted stock options to each of the three members of the Board of Directors of the Company, as well as to its sole employee. The terms of the options granted to the four individuals were identical except that the options granted to Mr. William Johnson, the Company’s only employee, qualified as incentive stock options under the Internal Revenue Code of 1986, as amended, while each of the three Directors of the Company was granted non-qualified stock options. Mr. William Johnson, Mr. C. Andrew Rollwagen and Dr. Daniel Sigg each received an option to purchase 16,000 shares of the Company’s common stock at $4.00 per share and Mr. Judd Berlin received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. All of the options are fully vested and exercisable as of the date of grant and will expire on September 26, 2018. All of the options were granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director or employee of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate. As a result of this transaction, the Company recorded share-based compensation expense of $455,080 or $0.11 per share for the three and nine month periods ended September 30,

2008. The fair value of the options granted were determined utilizing the Black-Scholes-Merton option pricing model. All of the Company’s options were fully vested, and there were no modifications to existing grants, during the three and nine month periods ended September 30, 2009 and 2008.
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
          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations, and other generally accepted accounting principals. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial position or results of operations.
          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, FSP FAS 107-1 requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s financial position or results of operations.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption of SFAS 165 did not impact the Company’s financial statements. The Company has evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these financial statements. The Company has disclosed a subsequent event that occurred in November 2009 in Note 12 of Notes to Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
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
(3) Loss Per Common Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options to purchase 264,000 shares of common stock with a weighted average exercise price of $3.94 per share were outstanding during the three and nine months ended September 30, 2009. Common stock options and warrants to purchase 269,200 shares of common stock with a weighted average exercise price of $3.93 were outstanding during the three and nine months ended September 30, 2008. Because the Company had a loss from operations during the three and nine months ended September 30, 2009 and 2008, those shares were excluded from the loss per share computations because they were antidilutive.
(4) Income Taxes
          The provision for income taxes for the three and nine months ended September 30, 2009 and 2008, was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and nine months ended September 30, 2009 and 2008, as the realization of such benefit is not reasonably assured.
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
          In June 2006, Novartis issued a nationwide recall of all of its Triaminic® vapor patch products. In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was “due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it.” At the same time that Novartis announced this voluntary recall, the U.S. Food and Drug Administration (“FDA”) issued a release warning consumers “not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children.” According to news reports, the recall resulted from an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch. Novartis confirmed to the Company that the patch involved in this incident was not manufactured by the Company. As a result of this recall, the Company was proactive in assisting Novartis to resolve the FDA issues surrounding the product recall in order to restore the Company’s royalty income stream. The Company met with Novartis representatives to discuss how to prevent an incident where a child or pet chews or ingests a patch and also discussed potential opportunities related to other patents the Company holds, including pending patent applications that the Company has applied for.
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
          Beginning in July 2007, Novartis began shipping the adult vapor patch product in the United States, Canada, and Mexico for the cough, cold, and flu seasons. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.
          Currently, the product is marketed under the Theraflu brand name by Novartis as VaporPatch. Novartis advertises and markets the VaporPatch via TV commercials, information on Novartis’ website, and various stores continue to shelve and sell the VaporPatch product. The Company continues to receive royalty income under the terms of the Novartis Agreement.

          During the three and nine months ended September 30, 2009, the Company recorded revenue of $24,215 and $76,633, respectively, for royalties received under the Agreement. During the three and nine months ended September 30, 2008, the Company recorded revenue of $14,022 and $40,125, respectively, for royalties received under the Agreement.
(6) Discontinued Operations
          The Company ceased manufacturing operations of topical patches and sold all of its manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004. The liability for discontinued operations at September 30, 2009 and December 31, 2008 consisted of a reserve for sales returns and credits of $130,000 related to sales prior to the discontinuance of operations.
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
(8) Patents and Trademarks
          The Company has several U.S. and international patents related to its patch technology. Eighteen issued U.S. patents and forty-two issued international patents are currently assigned to the Company. The Company has four U.S. patent pending applications including provisional applications (see below) and two foreign applications. The patents most pertinent to the Company’s major products have a remaining legal duration ranging from approximately five to fourteen years. The Company also holds three registered U.S. trademarks.
          In 2008 and 2007, the Company filed for two provisional patents, which include (i) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets and (ii) a hand sanitizing patch that will kill targeted infectious organisms. The hand sanitizing patch is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye. The Company can give no assurance to the intended purpose of the claims related to these patents until these patents are issued
          On September 11, 2009 the international patent for the hand sanitizing patch was published. A published patent does not mean the patent has been issued. Based upon information from the Company’s patent attorneys, it can take up to three years for a patent to be issued once it has been published, however, the application does give the Company a priority date. This applies to our U.S. and our international applications for the hand sanitizer and aversive agent patches.
          Issued patents can later be held invalid by the patent office issuing the patent or by a court of law. The Company cannot be certain that its patents will not be challenged, invalidated, circumvented, or that the rights granted under the Company’s patents will provide a competitive advantage.

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
          In February 2009, the Company’s legal counsel filed with the Court a motion to preliminarily enjoin the defendants from infringing the Company’s patents pending a jury trial scheduled for January 11, 2011. A hearing on this preliminary injunction motion was scheduled for November 12, 2009, in Texarkana, Texas. The Company subsequently cancelled this hearing due to legal considerations after it agreed to settle with a second defendant in the action. The Company will continue to pursue settlement options with respect to the other defendants. The Company can not give any assurance as to the outcome of future negotiations. See PART II, ITEM 1 of this Form 10-Q for additional information.
(9) Mentholatum Settlement
          On May 29, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Mentholatum Settlement Agreement”) with the Mentholatum Company (“Mentholatum”) to settle the Company’s claims against Mentholatum that Mentholatum infringed two of the Company’s patents (“Patents–In–Suit”) related to its medicated patch technology (the “Litigation”). Pursuant to the Mentholatum Settlement Agreement, Mentholatum will pay the Company an aggregate of $600,000 in $100,000 monthly installments from May through October 2009. In addition, under the Mentholatum Settlement Agreement (a) the Company agreed to dismiss the Litigation against Mentholatum with prejudice, (b) the parties agreed to mutual general releases of all claims other than their prospective obligations under the Mentholatum Settlement Agreement and claims arising after the date of the Mentholatum Settlement Agreement, (c) the Company agreed not to sue Mentholatum or Rohto Pharmaceutical Co., Ltd., the parent company of Mentholatum, for any infringement of the Patents–In–Suit, any patent that claims priority, directly or indirectly, from the Patents–In–Suit, or any foreign counterparts of the Patents–In–Suit (collectively, the “Patents”), (d) the Company agreed not to transfer the Patents unless the transferee agrees to be bound by the covenant not to sue described above in clause (c), and (e). Mentholatum and Rohto agreed not to challenge the validity or enforceability of the Patents.
          As of September 30, 2009, Mentholatum had paid the Company $500,000 pursuant to the terms of the Mentholatum Settlement Agreement, and as of October 20, 2009, the Company had been paid the entire $600,000 pursuant to the terms of the Mentholatum Settlement Agreement. The proceeds received from this settlement have been reduced by the amounts due to the Raider firm. The Companies contingent fee, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits and other related costs. After these expenses the company received net cash proceeds of approximately $300,000 from the Mentholatum settlement.
(10) Officer Reimbursement
          The accounts payable balance of $47,000 at September 30, 2009 includes $30,000 that the Board of Directors has determined to pay to Judd Berlin, the Company’s Chief Executive Officer. The Board of Directors determined to make the payment to Mr. Berlin to compensate him for the loss of his foreign earned income exclusion of $87,600. The estimated tax implication to Mr. Berlin is approximately $30,000. The forfeiture of his deduction results from Mr. Berlin spending more than 30 days in the United States to attend meetings and depositions on behalf of the Company. The Board of Directors has determined that the $30,000 will be paid to Mr. Berlin out of proceeds received from future infringement settlements, if any.
(11) Going Concern
          The Company has incurred operating losses, accumulated deficits and negative cash flows from operations during the last several years. As of September 30, 2009, the Company had an accumulated shareholders’ deficit of $12,508,376. At September 30, 2009, the Company had substantial doubt that its existing cash and cash equivalents would be sufficient to fund operations through 2010 and beyond based upon its current cash on hand, its anticipated operating expenses, costs the Company is likely to incur related to its pending patent infringement litigation, receipt of sufficient royalty income, and uncertainties about the potential settlements the Company may receive as a result of its ongoing litigation efforts. The going concern issue will be mitigated by the Company’s settlement on November 6, 2009 with Endo Pharmaceuticals Inc. which will provide the Company with additional cash in December 2009. See Note 12 of Notes to Condensed Financial Statements in Part I, Item 1 for more information.
          The Company is exploring means to raise additional capital including future patent infringement settlements, to allow the Company to sustain normal operations in 2009 and beyond and proceed with R&D efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent, other patents the Company holds, and related testing and research efforts. In addition to these efforts to raise additional capital, the Company’s strategy includes pursuing additional licensing agreements with interested companies; negotiating additional patent infringement settlement agreements; potential partnering arrangements with Novartis or other companies; evaluating merger and acquisition possibilities; and exploring partnerships with domestic and foreign manufacturers to develop and commercialize the Company’s proprietary patch technology.
          The Company’s financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
(12) Subsequent Event
          On November 6, 2009, the Company and Endo Pharmaceuticals Inc. (“Endo”), executed a Term Sheet that set forth the terms of a settlement and license agreement pursuant to which the parties would settle the Company’s claims against Endo that Endo infringed the Patents–In–Suit in the Litigation. On November 11, 2009, the Company entered into such Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo and issued a press release announcing its entry into the Endo Settlement Agreement. On November 12, 2009 the Company filed a Form 8-K with the Securities and Exchange Commission disclosing this event.
          Pursuant to the Endo Settlement Agreement, Endo will pay the Company a one–time license fee of $23,000,000 and the Company will grant to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment. In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the Litigation with prejudice and without costs; (b) the Company agreed to release all claims against Endo that were asserted by or could have been asserted by the Company against Endo in the Litigation or that relate to, arise from or are in any manner connected to the Patents–In–Suit; (c) Endo agreed to release all claims against the Company that were asserted by or could have been asserted by Endo against the Company in the Litigation; (d) the Company agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by the Company as of November 11, 2009, any continuation, continuation–in–part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any of such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) the Company agreed not to transfer either of the Patents–In–Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement.
          The Company anticipates receiving approximately $16 million in net cash proceeds from this settlement. The agreement also calls for payment on or before December 15, 2009. From these proceeds the Company intends to replenish the trust fund it has with the Rader Firm with $1 million dollars to fund ongoing patent litigation. If funds are not completely expended, then the remaining cash balance in the trust fund will revert to the Company. Additionally, the Company estimates that it will have to pay federal and state taxes of approximately $1 to $1.5 million dollars related to this transaction.

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
          In 2008, the Company retained a contingent fee legal firm to enforce the Company’s rights related to potential patent infringement claims by the Company. As a result, the Company has sued five potential patent infringers. The Company has made a motion for a preliminary injunction in the U.S. District Court for the Eastern District of Texas against the defendants that would prevent the defendants from selling potentially infringing products until the Company’s claims are resolved.
          In May 2009, the Company executed a settlement agreement and mutual release with one of these defendants and subsequently settled with another defendant in November 2009. See Notes 9 and 12 of Notes to Condensed Financial Statements in Part I, Item 1 for more information. The Company was scheduled for a hearing in Texarkana, Texas on November 12, 2009 relating to the preliminary injunction motion it filed in the Litigation. The Company subsequently cancelled this hearing due to legal considerations after it agreed to settle with a second defendant in the action. The Company will continue to pursue settlement options with respect to the other defendants. The Company can not give any assurance as to the outcome of future negotiations.
          The Company continues to explore opportunities with other companies that may have an interest in our technology and patent portfolio. The Company is also exploring opportunities surrounding R & D.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Results of Operations
          The Company recorded revenue of $24,215 and $676,633 for the three and nine month periods ended September 30, 2009, respectively. The Company recorded revenue of $14,022 and $40,125 for the three and nine month periods ended September 30, 2008, respectively. The increase in revenue for the nine month period ended September 30, 2009 over the comparable period in 2008 was primarily due to an increase in infringement revenue of $600,000. Royalty income also increased $10,193 and $36,508 for the three and nine month periods ended September 30, 2009, respectively, from the comparable periods in 2008. The increase in royalty income for the three and nine months periods ended September 30, 2009 over the comparable period in 2008, was due to stronger sales of licensed products in Mexico. The royalty income recorded during the three and nine month periods ended September 30, 2009 and 2008 was based on information provided by Novartis.
          Operating expenses decreased $444,648, to $155,221 for the three months ended September 30, 2009, from operating expenses of $599,869 for the comparable period in 2008. The decrease in operating expenses resulted primarily from the Company recording compensation expense of $455,080 related to the issuance of stock options during the third quarter ended September 30, 2008. For the nine months ended September 30, 2009, operating expenses decreased $170,388 to $803,809, from $974,197 for the nine months ended September 30, 2008. The decrease in operating expenses is due primarily due to a reduction in compensation expense of $455,080 coupled with a reduction in general operating expenses which were partially offset by expenses incurred in connection with the Company’s patent infringement lawsuit, including approximately $300,000 in litigation settlement fees, and consulting, legal, other out of pocket expenses.
          The Company recorded a net loss of $(130,974), or $(0.03) per basic and diluted share for the three months ended September 30, 2009, compared to a net loss of $(582,839), or $(0.14) per basic and diluted share, for the same period in 2008. The improvement in the net loss of $451,865 for the three month period ended September 30, 2009 from the comparable period in 2008 is primarily due to the Company not recording any compensation expense for the three months ended September 30, 2009 compared to the Company recording compensation expense of $455,080 during the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company recorded a net loss of $(126,444), or $(0.03) per basic and diluted share, compared to a net loss of $(919,917), or $(0.22) per basic and diluted share, for the same period in the 2008. The improvement in the net loss of $793,473 for the nine month period ended September 30, 2009 compared to the net loss for the comparable period in 2008 is due to an increase in infringement income of $600,000, and an increase in royalty income of $36,508, coupled with reductions in general operating expenses including lack of compensation expense of $455,080, which was partially offset by increases in costs of approximately $300,000 associated with the Company’s litigation efforts.
Income Taxes
          The provision for income tax benefits for the three and nine month periods ended September 30, 2009 and 2008 was offset by a valuation allowance for deferred taxes. No federal or state income tax benefit was provided for the three and nine month periods ended September 30, 2009 and 2008, as the realization of such benefits is not reasonably assured.
Effect of Inflation
          Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
          Cash and cash equivalents decreased $105,366 for the nine month period ended September 30, 2009, to $227,482, from cash and cash equivalents of $332,848 at December 31, 2008. The decrease in cash and cash equivalents resulted primarily from the Company’s ongoing expenses to maintain current operations of the Company.
          The Company had no material commitments for capital expenditures at September 30, 2009 or 2008.
          The Company had working capital of $148,159 and a current ratio of 1.55 at September 30, 2009 compared to working capital of $243,201 and a current ratio of 2.15 at December 31, 2008. The decline in working capital and the current ratio at September 30, 2009, compared to December 31, 2008, was primarily due to the net loss of $(126,444) the Company incurred during the nine months ended September 30, 2009.
          Shareholders’ equity decreased $(126,444) to $186,743 at September 30, 2009 from $313,187 at December 31, 2008, due to the net loss generated by the Company during the nine month period ended September 30, 2009.
          In June 2008, the Company entered into a contingent fee agreement with Rader, Fishman & Grauer PLLC (“Rader firm”), its legal counsel in the pending patent infringement litigation (See Part II, Item 1 of this Form 10-Q for additional details). Under the agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter. The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds. Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended. Pursuant to the Agreement the Company has with the Rader firm, a trust account was established for the purpose of funding out of pocket expenses and advances made by the Company for incurred expenses. The trust account earns nominal interest and the Company has recorded interest income of $511 for the nine months ended September 30, 2009. Through September 30, 2009, the Company has paid approximately $152,000 (net of interest income) in advances and out of pocket expenses from the trust fund to the Rader firm. The trust fund balance as of September 30, 2009 was $5,036. The Company has also paid additional costs outside of the trust fund of approximately $67,000 for expert services and deposition costs. The Company is also obligated to pay the Rader firm a percentage of any proceeds it receives from settlement of its pending lawsuits.
          The Company is diligent about preserving its current cash flow with respect to its current litigation efforts and its ability to sustain normal operations going forward. The Company is exploring raising additional capital to allow the Company to sustain normal operations in addition to proceeding with research and development efforts in India and China relating to the Company’s hand sanitizer patch, its patch with aversive agent, and other patents the Company holds, as well as related R & D and testing research. Without adequate cash or additional infringement settlement income, the royalty income received from Novartis, or other sources may not be sufficient to fund our efforts.
          The Company earns interest on its available cash in addition to the trust arrangement the Company has with the Radar firm. Interest income earned during the three and nine month periods ended September 30, 2009 was $32 and $732, respectively. Interest income earned during the three and nine month periods ended September 30, 2008 was $3,008 and $14,155, respectively. The current average interest the Company earns on its available cash is less than 1%. The decrease in interest income for the three and nine month periods ended September 30, 2009 from the comparable periods in 2008, results from a decrease in the Company’s cash available for investment and a general decline in interest rates because of the current economic conditions.
          The Company’s working capital requirements are dependent upon receipt of adequate levels of royalty and licensing income to fund its operations. The Company currently estimates that it will receive $80,000 to $100,000 per year in royalty income based upon historical royalty income and subsequent cash received from Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control.
          The Company entered into a settlement agreement and mutual release with Mentholatum for $600,000, which was payable in $100,000 monthly installments from May through October 2009, which provided cash flow for the Company and a short term cash infusion that offset the Company’s net cash usage of approximately $35,000 per month. The proceeds received from this settlement have been reduced by the amounts due to the Raider firm. The Companies contingent fee, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits and other related costs. After these expenses the company received net cash proceeds of approximately $300,000 from the Mentholatum settlement.
          On November 6, 2009, the Company and Endo executed a Term Sheet that set forth the terms of a settlement and license agreement pursuant to which the parties would settle the Company’s claims against Endo that Endo infringed two of the Company’s patents related to the Company’s medicated patch technology. On November 11, 2009, the Company entered into such Settlement and License Agreement with Endo. Under the terms of the Settlement Agreement, Endo will pay the Company a one–time license fee of $23,000,000 and the Company will grant to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment. The Company anticipates receiving approximately $16 million in net cash proceeds from this settlement. The agreement also calls for payment on or before December 15, 2009. From these proceeds the Company intends to replenish the trust fund it has with the Rader Firm with $1 million dollars to fund ongoing patent litigation. If funds are not completely expended, then the remaining cash balance in the trust fund will revert to the Company. Additionally, the Company estimates that it will have to pay federal and state taxes of approximately $1 to $1.5 million dollars related to this transaction. See Note 12 of Notes to Condensed Financial Statements in Part I, Item 1 for more information.
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
GOING CONCERN
          We have incurred operating losses, accumulated deficit and negative cash flows from operations during the last several years. As of September 30, 2009, the Company has an accumulated shareholders’ deficit of $12,508,376. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The going concern issue will be mitigated by the Company’s settlement on November 6, 2009, with Endo Pharmaceuticals Inc. which will provide the Company with additional cash in December 2009. See Note 12 of Notes to Condensed Financial Statements in Part I, Item 1 for more information. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, raising additional capital including settlement income from future patent infringement negotiations, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the year ended December 31, 2008.
CRITICAL ACCOUNTING POLICIES
          Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended September 30, 2009 and 2008. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-Q.

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
          Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
          During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
          On July 25, 2008, the Company filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc. (Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleges, among other things, that the Defendants have infringed two of the Company’s patents (the “Patents–In–Suit”), which relate to the Company’s medicated patch technology. The Company is seeking to enjoin the Defendants from infringing the Patents–In–Suit and to recover monetary damages related to such infringement, as well as interest and litigation costs.
          In October 2008, all five of the Defendants filed answers (the “Answers”) in response to the Complaint denying the Company’s claims therein, and asserting certain affirmative defenses and counterclaims against the Company, including assertions that the Patents–In–Suit are invalid and unenforceable, and claims for attorneys’ fees and costs. On October 20, 2008, the Company filed its replies to the Answers, denying such counterclaims and affirmative defenses, including the claims that the Patents–In–Suit are invalid and unenforceable.
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
          On May 29, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Mentholatum Settlement Agreement”) with the Mentholatum Company (“Mentholatum”) to settle the Company’s claims against Mentholatum that Mentholatum infringed the Patents–In–Suit in the Litigation. Pursuant to the Mentholatum Settlement Agreement, Mentholatum paid the Company an aggregate of $600,000 in $100,000 monthly installments from May through October 2009. In addition, under the Mentholatum Settlement Agreement (a) the Company agreed to dismiss the Litigation against Mentholatum with prejudice, (b) the parties agreed to mutual general releases of all claims other than their prospective obligations under the Mentholatum Settlement Agreement and claims arising after the date of the Mentholatum Settlement Agreement, (c) the Company agreed not to sue Mentholatum or Rohto Pharmaceutical Co., Ltd., the parent company of Mentholatum, for any infringement of the Patents–In–Suit, any patent that claims priority, directly or indirectly, from the Patents–In–Suit, or any foreign counterparts of the Patents–In–Suit, (d) the Company agreed not to transfer any such patents unless the transferee agrees to be bound by the covenant not to sue described above in clause (c), and (e). Mentholatum and Rohto agreed not to challenge the validity or enforceability of such patents.
          As of September 30, 2009, Mentholatum had paid the Company $500,000 pursuant to the terms of the Settlement Agreement, and as of October 20, 2009, the Company had been paid the entire $600,000 pursuant to the terms of the Mentholatum Settlement Agreement. The proceeds received from this settlement were reduced by the amounts due to the Rader firm per the Company’s contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs. The Company received approximately $300,000 in net cash proceeds from the Mentholatum settlement.
          In July 2009, the presiding judge in the eastern district of Texas, granted the remaining defendants’ a Joint Motion for an Extension of Time regarding the Company’s Motion for Preliminary Injunction. The defendants’ opposition briefs were filed by the end of August 2009. The Company’s response to those briefs was filed by the end of September 2009. While some of the other scheduling order dates were modified, the Markman hearing and final pretrial trial dates remained unchanged The Company is being diligent in moving the infringement lawsuit forward but can give no assurance as to the outcome or settlement of the suit against the remaining defendants. The Company was scheduled for a hearing in Texarkana, Texas on November 12, 2009 relating to the preliminary injunction motion filed against the defendants in the Litigation. The Company subsequently cancelled this hearing due to legal considerations after it settled with a second defendant in November 2009. The Company will continue to pursue settlement options with respect to the other defendants. The Company can not give any assurance as to the outcome of future negotiations.
          On November 6, 2009, the Company and Endo Pharmaceuticals Inc. (“Endo”), executed a Term Sheet that set forth the terms of a settlement and license agreement pursuant to which the parties would settle the Company’s claims against Endo that Endo infringed the Patents–In–Suit. On November 11, 2009, the Company entered into such Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo and issued a press release announcing its entry into the Endo Settlement Agreement. On November 12, 2009 the Company filed a Form 8-K with the Securities and Exchange Commission disclosing this event.
          Pursuant to the Endo Settlement Agreement, Endo will pay the Company a one–time license fee of $23,000,000 and the Company will grant to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment. In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the Litigation with prejudice and without costs; (b) the Company agreed to release all claims against Endo that were asserted by or could have been asserted by the Company against Endo in the Litigation or that relate to, arise from or are in any manner connected to the Patents–In–Suit; (c) Endo agreed to release all claims against the Company that were asserted by or could have been asserted by Endo against the Company in the Litigation; (d) the Company agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by the Company as of November 11, 2009, any continuation, continuation–in–part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) the Company agreed not to transfer either of the Patents–In–Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement.
          The Company anticipates receiving approximately $16 million in net cash proceeds from this settlement. The agreement also calls for payment on or before December 15, 2009. From these proceeds the Company intends to replenish the trust fund it has with the Rader Firm with $1 million dollars to fund ongoing patent litigation. If funds are not completely expended, then the remaining cash balance in the trust fund will revert to the Company. Additionally, the Company estimates that it will have to pay federal and state taxes of approximately $1 to $1.5 million dollars related to this transaction.

ITEM 1A — RISK FACTORS
          Item 1A (“Risk Factors”) of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially have an adverse effect on our business, financial condition, or operating results. In addition, the Company was given a “going concern” qualification by the Company’s external auditors which raises doubt about the Company’s ability to continue as a viable entity. There have been no material changes to the risk factors described in our most recently filed Form 10-K; however, those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results, etc. Accordingly, potential and current investors should review and consider these risk factors in making any investment decision with respect to our securities. An investment in our securities continues to have a high degree of risk.
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

LECTEC CORPORATION
Date: November 16, 2009	By /s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, & Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.