Form 10-K
period 2009-12-31
LECTEC CORP /MN/
filed 2010-03-31
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2009
or
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
Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes  ☐   No  ☒

As of June 30, 2009, the value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,865,833 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.

The number of shares outstanding of the registrant’s Common Stock as of March 26, 2010 was 4,305,026 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS
 Page
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	(Removed and Reserved)	10

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	30
Item 9A(T)	Controls and Procedures	30
Item 9B.	Other Information	30

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	31
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions, and Director Independence	35
Item 14.	Principal Accounting Fees and Services	35

PART IV

Item 15.	Exhibits and Financial Statement Schedules	36
	Signatures	38
	Exhibit Index	39
	Exhibit 10.20-Settlement Agreement and Mutual Release, dated December 18, 2009, by and between
	LecTec Corporation and Johnson & Johnson Consumer Companies, Inc.
	Exhibit 23.01-Consent of Independent Registered Public Accounting Firm
	Exhibit 31.01-Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.02-Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.01-Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions.  Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the Company’s dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the outcome of pending patent infringement litigation against Chattem, Inc., and Prince of Peace Enterprises, Inc., the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in “Risk Factors” included in Item 1A of this Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

LecTec Corporation (the “Company”) is an intellectual property licensing and research and development (“R&D”) company holding patents and trademarks based on its hydrogel patch technology.  Our primary focus is to continue R&D efforts surrounding the hand sanitizer patch, explore merger and acquisition opportunities, look for potential partners in the Company’s R&D efforts to minimize future development costs, and continue to derive royalty and other income from patents that the Company owns based on its advanced skin interface technologies. The Company is also involved in litigation efforts to protect its patent portfolio.  The Company earns royalties and licensing fees from licensing agreements pertaining to patents that The Company has been granted.  The Company currently has one licensing agreement that provides an ongoing royalty stream (“Novartis Agreement” or “Agreement”) with Novartis Consumer Health, Inc., (“Novartis”), which pays royalties to the Company from time to time, within the terms of the Agreement, based upon a percentage of Novartis’ net sales of licensed products.  The Company was an innovator in hydrogel–based topical delivery of therapeutic over–the–counter medications, which provide alternatives to topical creams and ointments. A hydrogel is a gel-like material having an affinity for water and similar compounds.  These gels are ideal for delivering medication onto the skin.  The Company holds multiple domestic and international patents and trademarks based on its hydrogel technology.

The Company was organized in 1977 as a Minnesota corporation and went public in December 1986.  The Company’s principal executive office is located at 1407 South Kings Highway, Texarkana, Texas 75501, its telephone number is (903) 832-0993, its fax number is (763) 559-7593, its internet website is www.lectec.com, and the Company’s stock trades on the Over the Counter (“OTC”) Bulletin Board under the symbol LECT.OB.

NOVARTIS SUPPLY AND LICENSE AGREEMENT

In 2004, the Company entered into a supply and licensing agreement with Novartis. Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or is useful in the production of the vapor patches that Novartis is selling under the Agreement.  The License will continue in effect for the duration of the patents’ life permitted under applicable law.  Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market.  Novartis is required by the Agreement to pay royalties to the Company at an agreed upon percentage based on net sales of vapor patches by Novartis for each year the License is in effect.

During the years ended December 31, 2009 and 2008, the Company recorded revenue of $111,376 and $72,711, respectively, for royalties covered under the Agreement it has with Novartis.

PATENT INFRINGEMENT LITIGATION

For the year ended December 31, 2009, the Company recorded $24,800,000 in revenue related to the settlement of litigation against three defendants for patent infringement for patents the Company owns.  See PART I, ITEM 3 of this Form 10-K for additional information.

STRATEGY AND BUSINESS PLAN

The Company’s strategy is to: (1) focus on R&D efforts surrounding the hand sanitizer patch; (2) evaluate the worth and prospects related to the Company’s current intellectual property portfolio; (3) explore merger and acquisition opportunities; and (4) explore partnerships with domestic and foreign manufacturers to develop and commercialize the Company’s proprietary patch technology.  The Company also continues to explore R&D opportunities in emerging markets.  The Company continues to take steps to strengthen its primary patents for territories of use, including Europe and other countries.  The Company has filed additional provisional patents (see discussion below) to enhance and expand its current patent portfolio.  It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company’s intellectual property.  The Company is also considering future funding options from various sources so that it can operate and continue to move forward with its pending patent infringement litigation and R&D pursuits.  In the long term, the Company’s business strategy is to strengthen and rebuild its R&D function and eventually to produce patches either in its own facility or through a contract manufacturer.  The provisional patent the Company filed relating to the hand sanitizing patch reflects this strategy.  The Company has identified some potential strategic partners in the United States., India, and China for the development of this and other new patch technologies.  In addition, effective January 1, 2010, Judd Berlin our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and Dr. Daniel Sigg, who will serve in the capacity as Chief Scientific Officer (CSO), became full time employees of the Company to move forward with the strategy and goals the Company has set out to accomplish.

PATENTS AND TRADEMARKS

The Company’s policy is to protect its proprietary position by securing U.S. and foreign patents that cover the technology, inventions and improvements important to its business. The Company has 17 U.S. and 43 international patents related to its patch technology.  The Company has three U.S. patent pending applications, two international patent pending applications, and two foreign applications through the Patent Cooperation Treaty (“PCT”).  The issued U.S. patents most pertinent to the Company’s major products have a remaining legal duration ranging from one to 13 years.  The Company also holds two registered U.S. trademarks, two allowed U.S. trademarks, two pending U.S. trademarks, one registered Canadian trademark, and one registered European trademark.

In 2008, the Company converted its two new provisional patents to PCT international applications.  These applications include: (1) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets; and (2) a hand sanitizing patch that will kill targeted microbes.  Moreover, the Company has filed an additional provisional patent application in 2010 to further expand the scope of its hand sanitizer intellectual property.

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

On July 25, 2008, the Company filed a complaint for patent infringement against five companies, alleging that those companies have infringed upon two of the Company’s patents relating to its medicated patch technology.  The Company has subsequently settled with three of the parties for the patents in suit during fiscal 2009.  See PART I, ITEM 3 of this Form 10-K for additional information.

EMPLOYEES

At December 31, 2009, the Company had one full time employee, a four-member Board of Directors and has contract labor personnel available to the Company on an as needed basis.  Effective January 1, 2010, Judd Berlin, who is the Company’s CEO and CFO, and Dr. Daniel Sigg, serving in the capacity as CSO, became full time employees of the Company.

ITEM 1A. RISK FACTORS

The Company has one licensing agreement that provides an ongoing royalty stream.

The Company relies in part on adequate royalty income from Novartis to help fund continuing operations.  Currently, the Company has no other licensing arrangements in place that provide ongoing royalty stream.  The Company currently receives royalty income pursuant to a licensing Agreement the Company has with Novartis related to the sales of an adult vapor patch.  Royalties resulting from sales of the adult vapor patch are uncertain because of the acceptance of the product in the market place, severity of the cough, cold and flu season, marketing efforts by Novartis and other factors that the Company is unable to control.

Patents and other proprietary rights provide uncertain protection of our proprietary information and our inability to protect a patent or other proprietary right may adversely affect our business.

The patent position of companies engaged in the sale of products such as ours is uncertain and involves complex legal and factual questions.  Issued patents can later be held invalid by the patent office issuing the patent or by a court.  We cannot assure you that our patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us a competitive advantage.  In addition, many other organizations are engaged in research and development of products similar to our therapeutic consumer products.  Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us.  The Company has taken steps and incurred expenses to protect and evaluate its patent portfolio in an effort to verify and determine the validity of the Company’s patent rights.  The outcome of this evaluation is uncertain and could be challenged.

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

Research and development is associated with a certain amount of risk

Investment in R&D always carries an element of risk because it involves trying out new, untested ideas. Specifically, in the case of the hand sanitizer patch R&D, the company is investing in a new product idea, and the present stage of development is at a concept stage. Aside from technical R&D risks (scientific, clinical, regulatory etc), there are also commercialization risks (sales, marketing, distribution, manufacturing, quality, etc.) even after successful development.

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

Expiration of our patents.

Our patents have a limited life and finite expiration period. Although we have new patents pending approval, our patents in suit will expire in 2014.

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

We have limited staffing.

Our success is dependent upon the efforts of our Board of Directors.  As of December 31, 2009, the Company had one full-time employee whose efforts are focused on our external reporting requirements and maintaining our day-to-day operations.  We are considered a small business issuer as defined under the rules of the Securities and Exchange Commission (“SEC”).  Current legislation related to the Sarbanes-Oxley Act of 2002 (“SOX”), has impacted the Company.  Efforts to become compliant under the parameters of SOX have been and are expected to be costly to the Company despite the internal controls the Company has in place.  If our full-time employee or members of our Board of Directors decide to depart from the Company, we could be adversely affected if suitable replacement personnel or directors are not quickly retained.  The current condition of the Company may make it difficult to retain and attract, if necessary, qualified personnel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company currently has three leased facilities as of December 31, 2009.

In July 2008, the Company moved its corporate headquarter facilities (principal executive office) from Edina, Minnesota to Texarkana, Texas.  In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501, for a term of 6 months, beginning on August 1, 2008 and ending on February 1, 2009.  The monthly lease rate was $650 per month during the term of the Texas Lease, and the Company must also pay its pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex.  In February 2009, the Company renewed its Texas Lease until February 1, 2010 at a monthly lease rate of $700 per month and has subsequently renewed its lease until March 1, 2011 at a monthly lease rate of $750 per month.  The Texas Lease contains customary representations, warranties, and covenants on the part of the Company and the landlord.

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

In February 2009, Counsel filed with the Court a motion to preliminarily enjoin the five defendants from infringing the Patents-In Suit pending the trial.

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

As of December 31, 2009, Mentholatum had paid the Company $600,000 pursuant to the terms of the Mentholatum Settlement Agreement.  The proceeds received from this settlement were reduced by the amounts due to the Rader firm per the Company’s contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs.  After these expenses the Company received net cash proceeds of approximately $350,000.

In July 2009, the presiding judge in the Eastern District of Texas granted the remaining defendants’ a Joint Motion for an Extension of Time regarding the Company’s Motion for Preliminary Injunction.  The defendants’ opposition briefs were filed by the end of August 2009.  The Company’s response to those briefs was filed by the end of September 2009.  While some of the other scheduling order dates were modified, the Markman hearing and final pretrial trial dates remained unchanged.  The Company is being diligent in moving the infringement lawsuit forward but can give no assurance as to the outcome or settlement of the suit against the remaining defendants.  The Company was scheduled for a hearing in Texarkana, Texas on November 12, 2009 relating to the preliminary injunction motion filed against the defendants in the Litigation.  The Company subsequently cancelled this hearing due to legal considerations after it settled with a second defendant in November 2009.  The Company will continue to pursue settlement options with respect to the other defendants.  The Company can not give any assurance as to the outcome of future negotiations.

On November 6, 2009, the Company and Endo Pharmaceuticals Inc. (“Endo”), executed a Term Sheet that set forth the terms of a settlement and license agreement pursuant to which the parties would settle the Company’s claims against Endo that Endo infringed the Patents–In–Suit.  On November 11, 2009, the Company entered into such Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo and issued a press release announcing its entry into the Endo Settlement Agreement.  On November 12, 2009 the Company filed a Form 8-K with the Securities and Exchange Commission disclosing this event. Pursuant to the Endo Settlement Agreement, Endo will pay the Company a one–time license fee of $23,000,000 and the Company will grant to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment.  In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the Litigation with prejudice and without costs; (b) the Company agreed to release all claims against Endo that were asserted by or could have been asserted by the Company against Endo in the Litigation or that relate to, arise from or are in any manner connected to the Patents–In–Suit; (c) Endo agreed to release all claims against the Company that were asserted by or could have been asserted by Endo against the Company in the Litigation; (d) the Company agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by the Company as of November 11, 2009, any continuation, continuation–in–part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) the Company agreed not to transfer either of the Patents–In–Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement. The Company received approximately $16 million in net cash proceeds from this settlement in December 2009.  From these proceeds, the Company replenished the trust fund it has with the Rader Firm with $1 million dollars to fund ongoing patent litigation.  The Trust fund balance at December 31, 2009 was $931,954 compared to a balance of $25,645 at December 31, 2008.  If funds are not completely expended, then the remaining cash balance in the trust fund will revert to the Company.  Additionally, the Company estimates that it will have to pay federal and state taxes of approximately $1 million dollars related to this transaction.

On December 18, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Johnson & Johnson Consumer Companies, Inc. (“JJCC”) to settle the Company’s claims against JJCC that JJCC infringed two of the Company’s patents (“Patents–In–Suit”) related to the Company’s medicated patch technology (the “Litigation”). Pursuant to the Settlement Agreement, JJCC paid the Company a one–time sum of $1,200,000 and the Company will grant to JJCC a fully paid–up, world–wide, non–exclusive and irrevocable license to (a) the Patents–In–Suit, (b) any patent that claims priority, directly or indirectly, from the Patents–In–Suit (the “Family Patents”), including, without limitation, U.S. Patent Nos. 6,096,333, 6,096,334 and 6,361,790, (c) any foreign counterparts of the Patents–In–Suit or any of the Family Patents to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any apparatus, method, product, component, service, product by process or any device associated with JJCC or its subsidiaries, affiliates or other controlled entities, for the past, present and future until the expiration of the last patent described above and (d) any patents that the Company owns or currently has an interest in to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any non–prescription, non–occlusive medicated hydrogel patch products that are used to alleviate pain (a “Patch Product”) associated with JJCC (collectively, the License Grant”); provided, however, that the License Grant under clauses (a), (b) and (c) above excludes over–the–counter vapor patches which emit vapors that provide cough and cold relief when inhaled, and prescription, non–occlusive, medicated hydrogel patch products that are used to alleviate pain.  As of December 31, 2009, JJCC had paid the Company $1,200,000 pursuant to the terms of the Settlement Agreement.  The proceeds received from this settlement were reduced by the amounts due to the Rader firm per the Company’s contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs.  After these expenses the Company received net cash proceeds of approximately $720,000.

In addition, under the Settlement Agreement: (w) the Company agreed to release, acquit and discharge JJCC and its direct and indirect customers and distributors from all claims, duties, obligations and causes of action relating to any matters of any kind, including those related to JJCC’s making, using, importing, selling or offering to sell Patch Products and the matters alleged in the Litigation; (x) JJCC agreed to release, acquit and discharge the Company and its direct and indirect customers and distributors from all claims, duties, obligations and causes of action relating to any matters of any kind, including any matters connected in any way with Patch Products sold by JJCC and the matters alleged in the Litigation; (y) the Company agreed not to assign or otherwise transfer the patents described above in the License Grant until the transferee agrees in writing to be bound by such licenses; and (z) JJCC agreed not to challenge or assist in any way in challenging the validity or enforceability of the Patents–In–Suit, any Family Patent or any foreign counterparts of the Patents–In–Suit or any of the Family Patents.

The foregoing description of the Settlement Agreement with JJCC does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement, which is filed as Exhibit 10.20 to Annual Report on Form 10–K.

The Company is diligent in pursuing its patent infringement lawsuit against the remaining two defendants Chattem and Prince of Peace.

ITEM 4.  (REMOVED AND RESERVED)

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

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low

Quarter ended March 31	$8.00	$2.00	$2.30	$ 1.75

Quarter ended June 30	4.75	2.00	3.00	1.76

Quarter ended Sept. 30	6.49	2.15	5.10	2.15

Quarter ended Dec. 31	5.90	3.30	4.50	1.25

As of March 26, 2010, the Company had 4,305,026 shares of common stock outstanding, and approximately 231 common shareholders of record, based upon information received from our stock transfer agent.  However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.  The Company estimates that there are approximately less than 850 individual owners.

The Company did not declare or pay cash dividends on its common stock in 2008.  At a Board of Directors meeting held on December 21, 2009, the Board declared a cash dividend of $1.00 per share to shareholders of record at January 29, 2010 that was payable on February 12, 2010.  The Company distributed $4,298,350 on February 12, 2010 to its shareholders.  The Company may pay future dividends based upon excess cash the Company may have from royalty and licensing income and litigation income exceeding operating expenses that the Company is likely to incur.  However, there can be no assurance that the Company will pay any future dividends.

We did not repurchase any of our securities during the fourth quarter of 2009.  We had no sales of unregistered securities during 2009 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

See Item 12 of Part III of this annual report on Form 10-K for disclosure regarding our compensation plans under which our equity securities are authorized for issuance.

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

During 2008, the Company retained a contingency fee legal firm to enforce the Company’s rights related to potential patent infringement claims by the Company.  As a result, the Company has sued five patent infringers.  The Company has made a motion for injunction in the Eastern District of Texas against the defendants that would prevent the defendants from selling potentially infringing products until settlement is made with the Company.  During 2009, the Company has reached settlements with three patent infringers. The Company is diligent in pursuing its patent infringement lawsuit against the remaining two defendants. The Company can not give any assurance as to the outcome of the motion for the injunction filed against the remaining two defendants in the ongoing lawsuit.

The Company continues to explore opportunities with other companies that may have an interest in its technology and patents portfolio. The Company is also exploring opportunities surrounding R&D.

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

For the year ended December 31, 2009, the Company recorded $24,800,000 related to settlement if litigation against three defendants for patent infringement for patents the Company owns.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Results of Operations

The Company recorded revenue of $24.9 million and $72,711 for the year ended December 31, 2009 and 2008, respectively. The increase in revenue for the for the year  ended December 31, 2009 over 2008 was primarily due to an increase in infringement revenue of $24.8 million. Royalty income also increased $38,665 for the year ended December 31, 2009, from the comparable period in 2008. The increase in royalty income for 2009 over the comparable period in 2008 was due to stronger sales of licensed products in Mexico. The royalty income recorded during the year ended December 31, 2009 was based on information provided by Novartis.

Operating expenses increased $7.83 million, to $8.96 million for the year ended December 31, 2009, from operating expenses of $1.13 million for the comparable year in 2008. The increase in operating expenses resulted primarily from the Company incurring increased legal expenses in connection with the Company’s patent infringement lawsuits, including approximately $7.9 million in litigation settlement fees, and consulting, legal, other out of pocket expenses.  The increase in operating expenses for 2009 was offset by a reduction in an allowance for sales returns in our discontinued operations of $130,000.

The Company recorded net income of $15.0 million, or $3.51 and $3.49 per basic and diluted share respectively for the year ended December 31, 2009, compared to a net loss of $(1.0 million), or $(0.24) per basic and diluted share, for the same period in 2008.

Income Taxes

The provision for income tax for the year ended December 31, 2009 was $1.04 million.  The provision was principally the result of the income derived from infringement revenue.  The Company also reversed its valuation allowance on the net operating loss carry forwards as they were significantly utilized in 2009.   There was no income tax benefit recorded for the year ended December 31, 2008, as realization of net deferred taxes was not reasonably assured.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $15.4 million for the year ended December 31, 2009, to $15.8 million, from cash and cash equivalents of $332,848 at December 31, 2008. The increase in cash and cash equivalents resulted primarily from the Company’s increased in infringement revenues in 2009.

The Company had no material commitments for capital expenditures at December 31, 2009 or 2008.

The Company had working capital of $11.0 million and a current ratio of 2.92 at December 31, 2009 compared to working capital of $243,201 and a current ratio of 2.15 at December 31, 2008. The increase in working capital and current ratio at December 31, 2009, compared to December 31, 2008, was primarily due to net income of $15.0 million offset by a dividend payable of $4.3 million and other working capital changes.

Shareholders’ equity increased $10,747,982 to $11,061,169 at December 31, 2009 from $313,187 at December 31, 2008, primarily due to the net income the Company generated during 2009, offset by cash dividend declared of $4,298,350.

The Company has entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, its legal counsel in the pending patent infringement litigation.  See Part I, Item 3 of this Form 10-K for additional information concerning this litigation.  Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter.  The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an up front advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds.  Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended.  To date the Company has expended approximately $8 million (in aggregate) under the agreement for advances to the Rader firm and payments for expert services.

The Company earns interest on its available cash.  Interest income earned during the years ended December 31, 2009 and 2008 was $1,954 and $16,081, respectively (1.0% average annual interest for 2009 and 2.7% average annual interest for 2008).

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

CRITICAL ACCOUNTING POLICIES

Management believes that the Company has not adopted any critical accounting policies, which, if changed, would result in a material change in financial estimates, financial condition, results of operations or cash flows for the years ended December 31, 2009 and 2008.  Critical accounting policies are as follows:

Revenue Recognition

Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement, based upon sales information of licensed products provided by Novartis, and when collection is reasonably assured. Infringement income is recognized when settlement agreements have been signed and collection is reasonably assured.

Patent Costs

The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present.  The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment existed at December 31, 2009 or 2008.

Royalty Receivable

The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement.  Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement and management believes, based upon past payment experience, that any and all amounts outstanding are fully collectible.  At December 31, 2009, the Company had a royalty receivable due to the Company of $31,525 which was collected in January 2010.  At December 31, 2008, the Company had a royalty receivable due to the Company of $32,586, which was collected in April 2009.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost is measured based on the estimated fair value of the equity or liability instruments issued.  The Company did not record any share-based compensation during the year ended December 31, 2009.  During the year ended December 31, 2008, the Company recorded compensation expense of $455,081.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
                                                                                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
LecTec Corporation

We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota
March 31, 2010

LecTec Corporation
BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$15,766,107	$332,848
Royalty receivable	31,525	32,586
Prepaid expenses and other	975,423	88,823

Total current assets	16,773,055	454,257

FIXED ASSETS:
Office equipment	8,590	6,633
Accumulated depreciation	(3,021)	(701)
	5,569	5,932
OTHER ASSETS:
Patent costs	29,811	43,775
Prepaid insurance – director and officer	-	20,279
	29,811	64,054
TOTAL ASSETS	$16,808,435	$524,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$84,659	$26,155
Accrued expenses	322,854	54,901
Dividend payable	4,298,350	-
Income tax payable	993,403	-
Deferred tax liability	48,000	-
Discontinued operations	-	130,000

Total current liabilities	5,747,266	211,056

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares
authorized; 4,290,026 shares issued
and outstanding at December 31, 2009 and 2008	42,900	42,900
Additional contributed capital	12,652,219	12,652,219
Accumulated deficit	(1,633,950)	(12,381,932)
	11,061,169	313,187
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,808,435	$524,243

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF OPERATIONS
Years ended December 31, 2009 and 2008

	2009	2008
CONTINUING OPERATIONS:
REVENUE
Infringement income	$24,800,000	$-
Royalty and licensing fees	111,376	72,711
Total revenue	24,911,376	72,711

OPERATING EXPENSES	8,955,595	1,129,501

Operating income (loss) from continuing operations	15,955,781	(1,056,790)

INTEREST INCOME	1,954	16,081

Income (loss) from continuing operations before income taxes	15,957,735	(1,040,709)

INCOME TAX EXPENSE	1,041,403	-

Income (loss) from continuing operations	14,916,332	(1,040,709)

DISCONTINUED OPERATIONS:
Reversal of sales returns allowance	130,000	-

NET INCOME (LOSS)	$15,046,332	$(1,040,709)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,290,026	4,274,455

Diluted	4,309,258	4,274,455

INCOME (LOSS) PER COMMON SHARE:
Basic -
Continuing operations	$3.48	$(0.24)
Discontinued operations	0.03	-
	$3.51	$(0.24)
Diluted -
Continuing operations	$3.46	$(0.24)
Discontinued operations	0.03	-

	$3.49	$(0.24)

DIVIDEND DECLARED PER COMMON SHARE	$1.00	$-

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2009 and 2008

	Common stock		Additional contributed	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31, 2007	4,176,048	$41,760	$12,198,278	$(11,341,223)	$898,815
Stock compensation expense	-	-	455,081	-	455,081
Cashless exercise of stock warrants	113,978	1,140	(1,140)	-	-
Net loss	-	-	-	(1,040,709)	(1,040,709)
Balance at December 31, 2008	4,290,026	$42,900	$12,652,219	$(12,381,932)	$313,187
Cash dividend	-	-	-	(4,298,350)	(4,298,350)
Net income	-	-	-	15,046,332	15,046,332
Balance at December 31, 2009	4,290,026	$42,900	$12,652,219	$(1,633,950)	$11,061,169

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF CASH FLOWS
Years ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income (loss)	$15,046,332	$(1,040,709)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Reversal of sales return allowance – discontinued operations	(130,000)	-
Compensation expense related to stock options	-	455,081
Amortization of patent costs	20,689	22,423
Depreciation expense	2,320	701
Deferred tax liability	48,000	-
Changes in operating assets and liabilities:
Royalty receivable	1,061	67,845
Prepaid expenses and other	(866,321)	14,613
Accounts payable	58,504	12,748
Income tax payable	993,403	-
Accrued expenses	267,953	(2,866)
Net cash provided (used) by operating activities	15,441,941	(470,164)

Cash flows from investing activities:
Purchase of office equipment	(1,957)	(6,633)
Investment in patents	(6,725)	(23,280)
Net cash used in investing activities	(8,682)	(29,913)
Net increase (decrease) in cash and cash equivalents	15,433,259	(500,077)

Cash and cash equivalents – beginning of year	332,848	832,925
Cash and cash equivalents – end of year	$15,766,107	$332,848

Noncash operating and financing activities:
Dividend payable	$4,298,350	$-

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LecTec Corporation (the “Company”) is an intellectual property licensing and R&D (“Research and Development”) company holding patents and trademarks based on its hydrogel patch technology.  LecTec Corporation’s primary focus is to continue R&D efforts surrounding the hand sanitizer patch, explore merger and acquisition opportunities, look for potential partners in the Company’s R&D efforts to minimize future development costs, and continue to derive royalty and other income from patents that the Company owns based on its advanced skin interface technologies.  The Company earns royalties and licensing fees from licensing agreements pertaining to the Company’s patents.  The Company currently has one licensing agreement (“Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays the Company royalties from time to time based upon a percentage of Novartis’ net sales as specified in the Agreement.  A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

Credit Risk

A significant amount of cash was deposited in one financial institution. The balance, at times, may exceed federally insured limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents includes a money market account with a balance of $15,750,880 at December 31, 2009, which is not insured by the Federal Deposit Insurance Corporation.

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

The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment existed at December 31, 2009 and 2008.

Revenue Recognition

Royalty and licensing fees are recognized when earned under the terms of the Agreement with Novartis based upon sales information of licensed products provided by Novartis, and when collection is reasonably assured. Infringement income is recognized when settlement agreements have been signed and collection is reasonably assured.

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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized.  Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized.  The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryforwards.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.

Common stock options and warrants to purchase 264,000 shares of common stock with a weighted average exercise price of $3.94 were outstanding at December 31, 2008.  As the Company had a loss from operations in 2008, those shares were excluded from the loss per common share computations because they were antidilutive.

Diluted net income per common share for the year ended December 31, 2009 was computed as follows:

Net income for per share computation	$15,046,332

Weighted-average common shares outstanding	4,290,026
Incremental shares from assumed exercise
of dilutive instruments:
Options and warrants	19,232

Shares outstanding - diluted	4,309,258

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost is measured based on the estimated fair value of the equity or liability instruments issued.  Share-based payment accounting covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Fair Value of Financial Instruments

The carrying value of current financial assets and liabilities approximates their fair values due to their short-term nature.

Recent Accounting Pronouncements

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company's financial position or results of operations.

In October 2009, the FASB issued an update to the accounting and reporting guidance for multiple-deliverable revenue arrangements. The new accounting guidance removes the separation criterion that objective and reliable evidence of the fair value of the undelivered item must exist for the delivered items to be considered a separate unit or separate units of accounting. The FASB issued update requires an entity to determine the selling price of qualifying deliverables based on a hierarchy of evidence. In considering the hierarchy of evidence, the entity must first determine the selling prices by using vendor-specific objective evidence ("VSOE"), if it exists; otherwise, third-party evidence ("TPE") of selling price must be used. If neither VSOE nor TPE of selling price exists for a deliverable, an entity must use its best estimate of the selling price for that deliverable in allocating consideration among deliverables in an arrangement. This update is effective for arrangements entered into in the fiscal years beginning on or after June 15, 2010, unless the vendor elects early application. The Company is evaluating the potential impact, if any, of the adoption of this update on the Company's financial position or results of operations.

In January 2010, the FASB issued an update to the existing disclosure requirements related to fair value measurements which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company is evaluating the potential impact, if any, of the adoption of this update on the Company's financial position or results of operations.

NOTE B  -  INFRINGEMENT INCOME

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

As of December 31, 2009, Mentholatum had paid the Company $600,000 pursuant to the terms of the Mentholatum Settlement Agreement.  The proceeds received from this settlement were reduced by the amounts due to the Rader firm per the Company’s contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs. After these expenses the Company received net cash proceeds of approximately $350,000.

On November 6, 2009, the Company and Endo Pharmaceuticals Inc. (“Endo”), executed a Term Sheet that set forth the terms of a settlement and license agreement pursuant to which the parties would settle the Company’s claims against Endo that Endo infringed the Patents–In–Suit.  On November 11, 2009, the Company entered into such Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo and issued a press release announcing its entry into the Endo Settlement Agreement.  On November 12, 2009 the Company filed a Form 8-K with the Securities and Exchange Commission disclosing this event. Pursuant to the Endo Settlement Agreement, Endo will pay the Company a one–time license fee of $23,000,000 and the Company will grant to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment.  In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the Litigation with prejudice and without costs; (b) the Company agreed to release all claims against Endo that were asserted by or could have been asserted by the Company against Endo in the Litigation or that relate to, arise from or are in any manner connected to the Patents–In–Suit; (c) Endo agreed to release all claims against the Company that were asserted by or could have been asserted by Endo against the Company in the Litigation; (d) the Company agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by the Company as of November 11, 2009, any continuation, continuation–in–part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) the Company agreed not to transfer either of the Patents–In–Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement. The Company received approximately $16 million in net cash proceeds from this settlement in December 2009.  From these proceeds, the Company replenished the trust fund it has with the Rader Firm with $1 million dollars to fund ongoing patent litigation.  The Trust fund balance at December 31, 2009 was $931,954 compared to a balance of $25,645 at December 31, 2008.  If funds are not completely expended, then the remaining cash balance in the trust fund will revert to the Company.  Additionally, the Company estimates that it will have to pay federal and state taxes of approximately $1 million dollars related to this transaction.

On December 18, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Johnson & Johnson Consumer Companies, Inc. (“JJCC”) to settle the Company’s claims against JJCC that JJCC infringed two of the Company’s patents (“Patents–In–Suit”) related to the Company’s medicated patch technology (the “Litigation”). Pursuant to the Settlement Agreement, JJCC paid the Company a one–time sum of $1,200,000 and the Company will grant to JJCC a fully paid–up, world–wide, non–exclusive and irrevocable license to (a) the Patents–In–Suit, (b) any patent that claims priority, directly or indirectly, from the Patents–In–Suit (the “Family Patents”), including, without limitation, U.S. Patent Nos. 6,096,333, 6,096,334 and 6,361,790, (c) any foreign counterparts of the Patents–In–Suit or any of the Family Patents to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any apparatus, method, product, component, service, product by process or any device associated with JJCC or its subsidiaries, affiliates or other controlled entities, for the past, present and future until the expiration of the last patent described above and (d) any patents that the Company owns or currently has an interest in to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any non–prescription, non–occlusive medicated hydrogel patch products that are used to alleviate pain (a “Patch Product”) associated with JJCC (collectively, the License Grant”); provided, however, that the License Grant under clauses (a), (b) and (c) above excludes over–the–counter vapor patches which emit vapors that provide cough and cold relief when inhaled, and prescription, non–occlusive, medicated hydrogel patch products that are used to alleviate pain.  As of December 31, 2009, JJCC had paid the Company $1,200,000 pursuant to the terms of the Settlement Agreement.  The proceeds received from this settlement were reduced by the amounts due to the Rader firm per the Company’s contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs.  After these expenses the Company received net cash proceeds of approximately $720,000.

In addition, under the Settlement Agreement: (w) the Company agreed to release, acquit and discharge JJCC and its direct and indirect customers and distributors from all claims, duties, obligations and causes of action relating to any matters of any kind, including those related to JJCC’s making, using, importing, selling or offering to sell Patch Products and the matters alleged in the Litigation; (x) JJCC agreed to release, acquit and discharge the Company and its direct and indirect customers and distributors from all claims, duties, obligations and causes of action relating to any matters of any kind, including any matters connected in any way with Patch Products sold by JJCC and the matters alleged in the Litigation; (y) the Company agreed not to assign or otherwise transfer the patents described above in the License Grant until the transferee agrees in writing to be bound by such licenses; and (z) JJCC agreed not to challenge or assist in any way in challenging the validity or enforceability of the Patents–In–Suit, any Family Patent or any foreign counterparts of the Patents–In–Suit or any of the Family Patents.

NOTE C  -  NOVARTIS SUPPLY AND LICENSE AGREEMENT

In 2004, the Company entered into a supply and licensing agreement with Novartis (the Agreement).  By December 31, 2004, the supply portion of the Agreement was completed and the Company no longer manufactured any product.  Under the Agreement, the Company granted Novartis an exclusive license (the License) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Agreement.  The License will continue in effect for the duration of the patents life permitted under applicable law.  Upon the expiration of the patents included in the licensed intellectual property (approximately five years), Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market.  Novartis is required by the Agreement to pay royalties, at an agreed upon percentage, to the Company based on net semi-annual sales of vapor patches by Novartis for each year the License is in effect.

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

In July 2007, Novartis began shipping a new adult vapor patch product in the United States for the cough and cold season.  Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.  Novartis continues to advertise and market the adult patch via TV commercials and various stores continue to shelve and sell the adult vapor patch.

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

During the years ended December 31, 2009 and 2008, the Company recorded revenue of $111,376 and $72,711, respectively, for royalties covered under the Agreement.

NOTE D  -  PATENT COSTS

Patent costs consisted of the following:

	December 31, 2009		December 31, 2008
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Patents costs	$321,927	$292,116	$315,202	$271,427

Amortization expense is expected to be as follows:

Years ending December 31,

2010	$ 15,001
2011	6,001
2012	6,001
2013	2,471
2014	337

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

NOTE E  -  DISCONTINUED OPERATIONS

The Company ceased manufacturing operations of topical patches in 2004 and reported these activities as discontinued operations.  There was not any cost for assets of discontinued operations at December 31, 2009 or 2008.  However, the Company has fully depreciated assets on hand that may be sold from time to time.  Liabilities of discontinued operations were $130,000 at December 31, 2008, which consisted of a reserve for sales returns and credits for sales prior to the discontinuance of operations.  At December 31, 2009 the Company determined that the reserve for sales returns was no longer a liability since the Company ceased its manufacturing operations in 2004.  As a result, the Company recorded a reversal of this reserve of $130,000 in 2009.

NOTE F  -  COMMITMENTS AND CONTINGENCIES

Leases

The Company relocated its principal executive office to a facility in Texarkana, Texas in August 2008 where it leases approximately 1,200 square feet of warehouse and office space. The lease expired in February 2010 and has been renewed for $750 per month through March 1, 2011.  The Company also secured a small office in Pune, India in July 2008.  The Company continues to lease office and warehouse space in Edina, Minnesota for the purpose of liquidating saleable assets and to orderly wind down operations at that facility.  The Company had sub-leased approximately 10,000 square feet of excess space to an independent lessee for $3,800 per month during 2008.  This sub-lessee vacated the space when their sub-lease expired in April 2008.  The Company has since renegotiated its Edina, Minnesota lease to automatically renew on a month to month basis.  The renegotiated lease can be terminated by the landlord upon 30 days written notice or upon 90 days written notice by the Company.  The Company’s leases require payment of a portion of taxes, common area charges, and other operating expenses.  Rent expense, excluding sub-lease income of $0 and $15,200, was $38,606 and $59,738 for 2009 and 2008, respectively.

The future minimum lease commitment under the current operating leases are $16,100 for 2010 and $1,500 for 2011.

Employee Benefit Plan

The Company has a contributory 401(k) profit sharing benefit plan covering its sole employee.  The Plan allows for discretionary contributions by the Company.  No discretionary contributions were made for 2009 and 2008.

Contingency Fee Arrangement

The Company has entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, its legal counsel in the pending patent infringement litigation. Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter.  The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an up front advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds.  Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended.  To date the Company has expended approximately $8 million (in aggregate) under the agreement for advances to the Rader firm and payments for expert services.

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

In February 2009, Counsel filed with the Court a motion to preliminarily enjoin the five defendants from infringing the Patents-In Suit pending the trial.

In July 2009, the presiding judge in the eastern district of Texas, granted the remaining defendants’ a Joint Motion for an Extension of Time regarding the Company’s Motion for Preliminary Injunction.  The defendants’ opposition briefs were filed by the end of August 2009.  The Company’s response to those briefs was filed by the end of September 2009.  While some of the other scheduling order dates were modified, the Markman hearing and final pretrial trial dates remained unchanged.  The Company is being diligent in moving the infringement lawsuit forward but can give no assurance as to the outcome or settlement of the suit against the remaining defendants.  The Company was scheduled for a hearing in Texarkana, Texas on November 12, 2009 relating to the preliminary injunction motion filed against the defendants in the Litigation.  The Company subsequently cancelled this hearing due to legal considerations after it settled with a second defendant in November 2009.  The Company will continue to pursue settlement options with respect to the other defendants.  The Company can not give any assurance as to the outcome of future negotiations.

The Company reached settlements with Mentholatum, Endo and JJCC during 2009 (Note B).

The Company is diligent in pursuing its patent infringement lawsuit against the remaining two defendants Chattem and Prince of Peace.

The Company’s legal counsel is continuing the discovery and deposition process with the remaining defendants in the continuing lawsuit.

The Company is unable to determine based on current information available whether it will be successful in its legal pursuits against the remaining two defendants.  The Company gives no assurance as to the outcome of the ongoing lawsuit or whether the Company’s patents in suit and claims asserted in the related patents could be deemed invalid by a court of law.

NOTE G  -  INCOME TAXES

The Company recorded net income for both book and tax purposes for the year ended December 31, 2009; accordingly, the Company recorded a provision for income taxes of $1,041,403 at December 31, 2009.  No income taxes were provided for as of December 31, 2008 as the company had a net loss for book and tax purposes.  Effective tax rates differ from statutory income tax rates in the years ended December 31, 2009 and 2008 as follows:

	Years ended December 31,
	2009	2008

Federal statutory income tax rate	34.0%	(34.0%)
State income taxes, net of federal effect	0.7	(1.6)
Incentive stock option compensation	-	2.2
Utilization of net operating loss carryforwards	(26.0)	-
Valuation allowance for deferred taxes	-	33.5
Utilization of prior period credits	(2.0)	-
Other	(0.2)	(0.1)

	6.5%	-%

Deferred tax asset (liability) as of December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Current assets:
Accrued expenses	$(49,300)	$49,000

Long-term assets (liabilities):
Net operating loss carryforwards	292,000	4,580,500
Tax credit carryforwards	-	317,200
Nonqualified option compensation	230,000	223,500
Other	1,300	(142,500)

Net long-term assets	523,300	4,978,700

Net deferred tax assets	474,000	5,027,700
Less valuation allowance	(522,000)	(5,027,700)
Net deferred income tax liability	$(48,000)	$-

During 2009 the Company utilized all of its federal loss carryforwards to reduce income tax payable.  However, at December 31, 2009 the Company had available Minnesota state net operating loss carryforwards of approximately $4,497,000.  The Company was not able to utilize this Minnesota state loss carry-forward as the Company earned its taxable income from operations in the state of Texas during 2009.  At December 31, 2008, the Company had available federal and state net operating loss carryforwards of approximately $12,294,000 and $4,089,000, respectively.  A valuation allowance was recorded for these net operating loss carryforwards and all other deferred tax assets, as at the time of recording, it was more likely than not that the net deferred asset would not be realized.  The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company’s assessment indicates that it is more likely than not that future tax benefits will be realized.  The valuation allowance increased (decreased) by approximately ($4,505,700), and $348,900 for 2009, and 2008, respectively.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense.  As of December 31, 2009, the amount of accrued interest and penalties is not material.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2006.  The Company is not currently under examination by any taxing jurisdiction.

NOTE H  -  EQUITY TRANSACTIONS

Stock Options

The Company has stock option plans (“Plans”) for the benefit of officers, employees, and directors of the Company.  A total of 659,279 shares of common stock are available for grants under the Plans at December 31, 2009.  Options under the Company’s Plans are granted at fair market value on the date of grant and generally expire ten years from the grant date.  Options given to directors, officers, and employees are exercisable at such times as set forth in their individual option agreements.  All options that have been granted and outstanding are fully vested and exercisable as of December 31, 2009.

Stock option activity for fiscal 2009 is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term ( in years)

Outstanding on December 31, 2008	264,000	$3.94
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding on December 31, 2009	264,000	$3.94	8.7 years

There were no options granted or exercised during fiscal 2009. Options granted during fiscal 2008 had a weighted-average fair value of $3.99 per option.

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

The Company did not record any share-based compensation expense for the year ended December 31, 2009 as no options were granted.  For the year ended December 31, 2008 the Company recorded share-based compensation expense of $455,081, using the Black-Scholes-Merton option pricing model with the following assumptions:

Risk-free interest rate	3.05%
Expected dividend yield	0.00%
Expected stock price volatility (1)	192.00%
Expected life of options in years (2)	5

(1) Volatility was based on the historical volatility of the Company’s common stock.
(2) Expected life of options was based on expected turnover and other averaging methods.

In January 2010, 15,000 shares of stock options were exercised.

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

Cash Dividends

On December 21, 2009, the Board of Directors declared a cash dividend of $1.00 per share to shareholders of record at January 29, 2010 that was payable on February 12, 2010. The Company distributed $4,298,350 on February 12, 2010 to its shareholders.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Name	Age	Title
Judd A. Berlin	53	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors
C. Andrew Rollwagen	54	Director
Daniel C. Sigg, M.D. PhD	45	Chief Scientific Officer, Director
Sanford M. Brink	70	Director
Ramanathan Periakaruppan	66	Director

Judd A. Berlin has been a member of our Board of Directors since May 2003 and has been our Chief Executive Officer, Chief Financial Officer, and Chairman of our Board of Directors since November 2006.  Mr. Berlin became a full time employee of the Company effective January 1, 2010.  Mr. Berlin is a multinational entrepreneur and founder of Hello Corporation, an Asian-based company operating call centers for Fortune 100 companies.  Mr. Berlin has also founded companies in Europe, the Middle East, and Asia in food distribution, broadcasting, and entertainment production.  Mr. Berlin has an MBA from St. Thomas University in St. Paul, Minnesota.  As our Chief Executive Officer and person with significant knowledge regarding our operations, Mr. Berlin is well-suited to serve as a member of our Board of Directors.

C. Andrew Rollwagen has been a member of our Board of Directors since January 2005.  Mr. Rollwagen has more than 30 years experience in banking and finance.  He holds a Master of Business Administration degree from the University of St. Thomas in Minneapolis, Minnesota and has served as Senior Vice President and Chief Operating Officer of First State Bank and Trust, a locally owned community bank serving the greater St. Croix Valley area in Minnesota, since January 2007.  Mr. Rollwagen began serving as a director of First State Bank and Trust in March 2008.  Mr. Rollwagen served as Vice President of Business Banking at First State Bank and Trust from November 1998 to January 2007.  Mr. Rollwagen’s extensive experience in finance makes him well-suited to serve as a member of our Board of Directors.

Daniel C. Sigg M.D. PhD has been a member of our Board of Directors since November 2006 and became a full time employee of the Company as Chief Scientific Officer effective January 1, 2010.  Dr. Sigg, a Swiss national, served as Senior Manager in the R&D Division of Cardiac Rhythm Disease Management at Medtronic, Inc., a leading medical device and technology company, from 2001 to 2009.  Dr. Sigg is a board-certified anesthesiologist and has over 12 years of experience in research and development, the management of regulatory and medical affairs, the development of intellectual property, and has led research and development efforts in the United States, Europe and Asia.  Dr. Sigg is the co-inventor of five issued patents and twenty pending patent applications. Dr. Sigg obtained his Medical Degree from the University of Basel, Switzerland, his PhD degree in Integrative and Cellular Physiology from the University of Minnesota and is an adjunct assistant professor at the University of Minnesota Medical School where he teaches regularly.  Dr. Sigg is the son-in-law of Sanford M. Brink, who is a current member of our Board of Directors.  Dr. Sigg’s clinical experience as a physician, his research and development experience, his experience managing regulatory and medical affairs, his experience developing intellectual property, his experience as a senior manager at a large medical device manufacturer and his research and writing experience regarding pharmacology and local drug delivery makes Dr. Sigg well-suited to serve as a member of our Board of Directors.

Sanford M. Brink has been a member of our Board of Directors since July 2009.  Mr. Brink is currently the president of New Dimensions in Stone, an investment and real estate development company that Mr. Brink has owned for the past 15 years.  Prior to his tenure at New Dimensions in Stone, Mr. Brink spent 15 years as a stockbroker specializing in the health care area.  Mr. Brink has been an active investor and venture capitalist since the early 1960s.  Mr. Brink is the father–in–law of Daniel C. Sigg, M.D., PhD, who is our Chief Scientific Officer and a member of our Board of Directors.  As an experienced executive and an experienced investor, specifically investing in the health care area, Mr. Brink is well-suited to serve as a member of our Board of Directors.

Ramanathan Periakaruppan has been a member of our Board of Directors since February 2010.  Mr. Periakaruppan retired in 2006 after completing a 37 year career in manufacturing, during which Mr. Periakaruppan developed an extensive background in product development, project management and process development.  Mr. Periakaruppan worked in product development and project management at Boston Scientific Corporation from 2001 to 2006, in product development and project management at Honeywell International Inc. from 1987 to 2001 and in process development at Graco Inc. from 1968 to 1987.  Mr. Periakaruppan earned a bachelor of science degree in mechanical engineering from the University of Madras.  As an experienced leader of product development, project management and process development at major corporations, Mr. Periakaruppan is well-suited to serve as a member of our Board of Directors.

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

Based solely on a review of the copies of such reports furnished to us and representations from the executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners during 2009 have been satisfied, except that Larry C. Hopfenspirger, one of our greater than 10% beneficial owners, filed a late Form 3 report on April 3, 2009.

Code of Ethics

We have adopted a Code of Business Ethics applicable to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer.  Our Code of Business Ethics is an incorporated part of the LecTec Employee Handbook and is required to be read and signed upon the commencement of employment with the Company.  A copy of our Code of Business Ethics is available free of charge from the acting Secretary of the Company.

Audit Committee

Judd A. Berlin (Chairman) and C. Andrew Rollwagen comprise the Audit Committee of our Board of Directors pursuant to the rules of the Securities and Exchange Commission.  Due to our size, financial condition, and prospects, our Board of Directors has not sought to add a Board member who would qualify as an “audit committee financial expert” under the definition promulgated by the Securities and Exchange Commission.  Based on the size and complexity of our financial statements, the Board does not believe that the absence of an audit committee financial expert materially undermines the ability of our Audit Committee to fulfill its obligations.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth the cash and non-cash compensation for the last three fiscal years awarded to or earned by our Chief Executive Officer and Chief Financial Officer.  No other individual served as an executive officer of LecTec during 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Judd A. Berlin	2009	–	200,000(2)	–	–	–	200,000
Chief Executive Officer, Chief Financial Officer and Director	2008	–	–	–	263,467	–	263,467
(1)
The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with Accounting Standards Codification (ASC) Topic 718.  There were no option grants made to Mr. Berlin during 2009.  The amount of option awards for the year ended December 31, 2008 were calculated based on ASC Topic 718 and equal the financial statement compensation expense for stock option awards as reported in our statements of operations.  The recorded expense is based on the fair value of the stock option grants as estimated using the Black-Scholes-Merton option-pricing model.  The assumptions used to arrive at the Black-Scholes-Merton value are disclosed in Note H to our financial statements included in this Form 10-K.  The full grant date ASC Topic 718 value of the option awards granted in 2008 to Mr. Berlin was $263,467.

(2)
On December 21, 2009, our Board of Directors granted to Mr. Berlin a one-time payment of $200,000 in recognition of Mr. Berlin’s long service to the Company without compensation on our recent settlement of the patent litigation with certain defendants.

The following table summarizes the unexercised stock options and unvested restricted stock held at the end of fiscal year 2009 by the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards At Fiscal Year-End Table

Option Awards						Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Judd A. Berlin	September 26, 2008	66,000	-	$4.00	September 26, 2018	-	-	-
(1)	On September 26, 2008, Mr. Berlin, in his capacity as a non-employee Director of the Company, received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. These options were outstanding as of December 31, 2009. All of the options are fully vested and exercisable as of the date of grant and will expire on September 26, 2018. All of the options were granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate.

Director Compensation

Our Board of Directors has established a policy that each of our non-employee directors (other than Mr. Berlin who has waived any cash compensation as a non-employee Director) receives an annual cash payment of $17,500 for annual services to LecTec, as illustrated in the table below.  This cash payment is paid in advance in quarterly installments of $4,375 before the beginning of each of the quarters in which services will be performed. On December 21, 2009, our Board of Directors authorized the payment of a $10,000 bonus to Mr. Brink, a $100,000 bonus to Mr. Rollwagen, and a $60,000 bonus to Dr. Sigg, each of whom was a non–employee, non-executive director of the Company at December 31, 2009.

The following table shows the compensation of the members of our Board of Directors during 2009.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Total ($)
Judd A. Berlin	–	–	–	–
C. Andrew Rollwagen	117,500	–	–	117,500
Daniel C. Sigg M.D. PhD	77,500	–	–	77,500
Sanford M. Brink	17,911	–	–	17,911
(1)	Sanford M. Brink’s director fees were prorated since he became a director on July 19th 2009. None of our directors held any shares of restricted stock as of December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, with respect to the Company’s equity compensation plans, the number of shares of the Company’s common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	264,000	3.94	–
Equity compensation plans not approved by security holders	–	–	659,279
Total	264,000	3.94	659,279

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

The Plan authorizes the grant of Awards to any employee, consultant, or independent contractor providing services to the Company or any affiliate of the Company, except that officers and directors of the Company or the Company’s affiliates are not eligible to participate in the Plan.  A committee of directors designated by the Company’s Board of Directors (the “Committee”) is responsible for administering the Plan.

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

Table of Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2010, by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table above and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of, March 29, 2010 are considered outstanding.  Each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them, and such shares are not subject to any pledge.  Percentage of ownership is based on 4,305,026 shares of common stock outstanding on March 29, 2010.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Underlying Options Beneficially Owned	Percent of Shares Outstanding (%)
Larry C. Hopfenspirger(1) 2025 Nicollet Ave. S., #203 Minneapolis, Minnesota 55402	439,325	-	9.8
Estate of Lee M. Berlin c/o Helen Berlin, personal representative 4417 White Oak Drive Janesville, Wisconsin 53546	405,759	-	9.0
Judd A. Berlin	203,145	66,000	4.5
Sanford M. Brink(2) 1102 120th Street Roberts, Wisconsin 54023	345,280	-	7.7
Ramanathan Periakaruppan(3)	219,363	-	4.9
C. Andrew Rollwagen	66,000	66,000	1.5
Daniel C. Sigg M.D. PhD	66,000	66,000	1.5
All directors and executive officers as a group (5 persons)	899,788	198,000	20.0
(1)
Based on a Schedule 13D filed with the Securities and Exchange Commission on April 3, 2009, by Mr. Hopfenspirger, he has sole voting and dispositive power over 406,066 shares and shared voting and dispositive power over 33,259 shares held by Mr. Hopfenspirger’s wife and children.

(2)
Based on a Schedule 13D jointly filed July 7, 2009, Sanford M. Brink and Linda K. Brink, Mr. Brink has sole voting and dispositive power over 55,700 shares and Ms. Brink has sole voting and dispositive power over 6,085 shares.  They have shared voting and dispositive over 283,495 shares.

(3)	Includes 199,283 shares held directly by Mr. Periakaruppan and 20,080 shares held by Mr. Periakaruppan’s wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not a listed issuer and so are not subject to the director independence requirements of any exchange or inter-dealer quotation system.  Nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided in Rule 4200(a) (15) of The NASDAQ Stock Market’s Marketplace Rules.  Under this definition of independence, directors Ramanathan Periakaruppan and C. Andrew Rollwagen would be considered independent directors.  Judd A. Berlin, a member of our Board of Directors, would not be considered independent because he serves as our Chief Executive Officer and Chief Financial Officer.  Sanford M. Brink, a member of our Board of Directors, would not be considered independent because he is the father-in-law of Dr. Daniel C. Sigg, who serves as our Chief Scientific Officer.  Dr. Daniel C. Sigg, who is a member of our Board of Directors, would not be considered independent because he serves as our Chief Scientific Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed or expected to be billed to us for audit services by our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP (“Lurie Besikof”) for the audit of our annual financial statements and for reviews of our financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended December 31, 2009 and 2008 were $46,500 and $42,750, respectively.

Audit-Related Fees

No fees were billed or are expected to be billed to us by Lurie Besikof for audit-related services provided during the fiscal years ended December 31, 2009 and 2008.

Tax Fees

Fees billed or expected to be billed to us by Lurie Besikof for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2009 or 2008 were $10,350 and $4,200, respectively.

All Other Fees

No fees were billed or are expected to be billed to us by Lurie Besikof for other services not included above during the fiscal years ended December 31, 2009 or 2008.

Pre-Approval Policies and Procedures

Because of our size, complexity, financial condition, and prospects, the Audit Committee is apprised of and pre-approves all fees for services provided by our independent registered public accounting firm.  All fees paid to our independent registered public accounting firm for 2009 and 2008 were approved by our Audit Committee.  The Audit Committee has considered whether non-audit services provided by our independent registered public accounting firm during 2009 and 2008 were compatible with maintaining the accounting firm’s independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) The following financial statements are filed herewith in Item 8 in Part II:

(i)            Balance Sheets
(ii)           Statement of Operations
(iii)          Statements of Shareholders’ Equity
(iv)          Statements of Cash Flows
(v)           Notes to Financial Statements

(3) Exhibits

Exhibit Number	Description
3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986)

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986
**10.03	LecTec Corporation 1998 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)
**10.04	LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)

**10.05	LecTec Corporation 2001 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001)
10.14
Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)
10.16
Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on June 6, 2009)

*10.17
Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on November 12, 2009)
10.19
Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on November 12, 2009)

+10.20
Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on December 22, 2009)

+23.01	Consent of Lurie Besikof Lapidus & Company, LLP
++24.01	Power of Attorney
+31.01	Certification of Principal Executive Officer
+31.02	Certification of Principal Financial Officer
+32.01	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
+99.01	Cautionary Statements

Notes to Exhibits

*
Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended.  The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

+	Filed herewith.

++	Included on signature page.

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

/s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Sanford M. Brink
Sanford M. Brink
Director

/s/ Ramanathan Periakaruppan
Ramanathan Periakaruppan
Director

/s/ C. Andrew Rollwagen
C. Andrew Rollwagen
Director

/s/ Daniel C. Sigg, M.D.
Daniel C. Sigg, M.D.
Director
March 31, 2010 March 31, 2010 March 31, 2010 March 31, 2010 March 31, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986)

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986
**10.03	LecTec Corporation 1998 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)
**10.04	LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)
**10.05	LecTec Corporation 2001 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001)
10.14
Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)
10.16
Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on June 6, 2009)

*10.17
Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on November 12, 2009)
10.19
Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on November 12, 2009)

+10.20
Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Current Report on Form on Form 8-K filed on December 22, 2009)

+23.01	Consent of Lurie Besikof Lapidus & Company, LLP
++24.01	Power of Attorney
+31.01	Certification of Principal Executive Officer
+31.02	Certification of Principal Financial Officer
+32.01	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
+99.01	Cautionary Statements

Notes to Exhibits

*
Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended.  The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

+	Filed herewith.

++	Included on signature page.