Form 10-Q
period 2010-03-31
LECTEC CORP /MN/
filed 2010-05-17
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 17, 2010 the registrant had 4,305,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
Table of Contents

Forward-Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, we may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions.  Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, our dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by us, our dependence on key personnel and Board of Director members, the success or failure of any attempt by us to protect or enforce our patents and territories of coverage, the outcome of pending patent infringement litigation against Chattem, Inc., and Prince of Peace Enterprises, Inc., the issuance of new accounting pronouncements, the availability of opportunities for licensing agreements related to patents that we hold, limitations on market expansion opportunities, and other risks and uncertainties as described in “Risk Factors” included in Item 1A as filed in our Form 10-K for the year ended December 31, 2009.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS

LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,179,552	$15,766,107
Royalty receivable	19,529	31,525
Prepaid expenses and other	958,620	975,423
Deferred tax asset	125,000	-

Total current assets	11,282,701	16,773,055

FIXED ASSETS:
Office equipment	9,847	8,590
Accumulated depreciation	(3,737)	(3,021)
	6,110	5,569
OTHER ASSETS:
Patent costs	33,042	29,811
TOTAL ASSETS	$11,321,853	$16,808,435

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$179,592	$84,659
Accrued expenses	71,617	322,854
Dividend payable	-	4,298,350
Income tax payable	216,403	993,403
Deferred tax liability	-	48,000

Total current liabilities	467,612	5,747,266

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,305,026 and 4,290,026 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	43,050	42,900
Additional contributed capital	12,691,069	12,652,219
Accumulated deficit	(1,879,878)	(1,633,950)
	10,854,241	11,061,169
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,321,853	$16,808,435

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUE – ROYALTY AND LICENSING FEES	$19,529		$42,107

OPERATING EXPENSES	394,475		177,099
Loss from operations	(374,946)		(134,992)

INTEREST INCOME	4,018		531

LOSS BEFORE INCOME TAXES	(370,928)		(134,461)

INCOME TAX BENEFIT	125,000		-

NET LOSS	$(245,928)		$(134,461)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,301,693		4,290,026

LOSS PER COMMON SHARE:
Basic and diluted	$(0.06)	$	(0.03)

The accompanying notes are an integral part of these condensed financial statements.

 LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(245,928)	$(134,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	716	553
Amortization of patent costs	4,500	5,789
Deferred income tax	(173,000)	-
Changes in operating assets and liabilities:
Royalty receivable	11,996	(42,107)
Prepaid expenses and other	16,803	33,038
Income tax payable	(777,000)	-
Accounts payable	94,933	42,628
Accrued expenses	(251,237)	3,971
Net cash used in operating activities	(1,318,217)	(90,589)

Cash flows from investing activities:
Purchase of office equipment	(1,257)	-
Investment in patents	(7,731)	-
Net cash used in investing activities	(8,988)	-

Cash flows from financing activities:
Payments of dividend	(4,298,350)	-
Stock option exercised	39,000	-
Net cash used in financing activities	(4,259,350)	-

Net decrease in cash and cash equivalents	(5,586,555)	(90,589)

Cash and cash equivalents – beginning of period	15,766,107	332,848

Cash and cash equivalents – end of period	$10,179,552	$242,259

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
March 31, 2010 and 2009

(Unaudited)

(1)	Basis of Presentation

The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company” or “we,” “us” or “our”) as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009.  Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.  The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year.

(2)	Business/Premises Summary and Critical Accounting Policies

Business Summary.  We are an intellectual property (“IP”) licensing and holding company with approximately $10,000,000 in cash at March 31, 2010.  We hold multiple domestic and international patents based on our original hydrogel patch technology and have also filed for a provisional patent for a hand sanitizer patch.  Our hydrogel patch technology allows for a number of potential applications, while our hand sanitizer patch is a consumer product which kills targeted infectious organisms and is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye.  An initial prototype of our hand sanitizer patch has been developed.  Although we are conducting limited research and development on our hand sanitizer patch, we intend to engage a strategic partner to complete its development and bring it to market.  We also have a licensing agreement (“Novartis Agreement” or “Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays royalties to us from time to time, within the terms of the Agreement, based upon a percentage of Novartis’ net sales of licensed products.  We take legal action as necessary to protect our IP and are currently involved in two patent infringement actions.  Finally, we are pursuing a merger/acquisition strategy with the intent to leverage our cash asset and improve shareholder liquidity.

Corporate Office and Premises Summary.  We have three leased facilities as of March 31, 2010.

In July, 2008, the Company moved its corporate headquarter facilities (principal executive office) from Edina, Minnesota to Texarkana, Texas.  In connection with this relocation, we entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) on July 23, 2008 (the “Texas Lease”), pursuant to which we agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501, for a term of 6 months, beginning on August 1, 2008 and ending on February 1, 2009.  The monthly lease rate was $650 per month during the term of the Texas Lease, and we must also pay our pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex.  In February 2009, we renewed our Texas Lease until February 1, 2010 at a monthly lease rate of $700 per month.  In March 2010, we renewed our lease until March 1, 2011 at a monthly rate of $750 per month. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord. The lease began in August 2008 and expires on March 1, 2011.

In January, 2009, we entered into a lease amendment (the “Lease Amendment”) amending our lease, dated May 23, 2003, between us and SMD Lincoln Investments (the “Minnesota Lease”), regarding our previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”). The Lease Amendment will continue to renew for successive one-month periods until such lease is terminated by the landlord upon 30 days written notice to us or by us upon 90 days written notice to the landlord.  We use the space for liquidating saleable assets and managing an orderly wind down of operations at this facility.  We maintain approximately 3,300 square feet of space at this facility.

In July, 2008, we opened an office in India, Level 2, Connaught Place, Bund Garden Road, Pune (India), 411001, to explore research, development and manufacturing opportunities for our advanced skin interface technologies and products.  Having completed an evaluation of our IP portfolio, we do not intend to renew the lease when it ends July 31, 2010.

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

Patent Costs.  The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present.  Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  We believe no such impairment currently exists.

Royalty Receivable.  We grant credit to our only customer, Novartis, in the normal course of business and under the terms contained in the Agreement.  Novartis pays royalty income to us pursuant to the terms of the Agreement.  At March 31, 2010, we had an outstanding royalty receivable with Novartis of $19,529, which was subsequently collected in April 2010.

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

Share-Based Compensation. We account for share-based compensation in accordance with ASC Topic 718, Compensation–Stock Compensation, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost is measured based on the estimated fair value of the equity or liability instruments issued.  We did not record any share-based compensation during the three months ended March 31, 2010 and 2009, respectively.

Off-Balance Sheet Arrangements.  We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued an update to the accounting and reporting guidance for multiple-deliverable revenue arrangements. The new accounting guidance removes the separation criterion that objective and reliable evidence of the fair value of the undelivered item must exist for the delivered items to be considered a separate unit or separate units of accounting. The FASB-issued update requires an entity to determine the selling price of qualifying deliverables based on a hierarchy of evidence. In considering the hierarchy of evidence, the entity must first determine the selling prices by using vendor-specific objective evidence ("VSOE"), if it exists; otherwise, third-party evidence ("TPE") of selling price must be used. If neither VSOE nor TPE of selling price exists for a deliverable, an entity must use its best estimate of the selling price for that deliverable in allocating consideration among deliverables in an arrangement. This update is effective for arrangements entered into in the fiscal years beginning on or after June 15, 2010, unless the vendor elects early application. We are evaluating the potential impact, if any, of the adoption of this update on our financial position or results of operations.

In January 2010, the FASB issued an update to the existing disclosure requirements related to fair value measurements which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the required portion of this standard did not have a material impact on our financial position or results of operations.

In April 2010, the FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation, a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In May 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. We are evaluating the potential impact, if any, of the adoption of this update on our financial position or results of operations.

(3)	Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.  Common stock options to purchase 249,000 and 264,000 shares of common stock with a weighted average exercise price of $4.02 and $3.94 were outstanding as of March 31, 2010 and 2009, respectively.  Because we had a loss from operations during the three months ended March 31, 2010 and 2009, those shares were excluded from the loss per share computations because they were antidilutive.

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

(5)	Novartis Supply and License Agreement

In July, 2004, we entered into a supply and licensing agreement with Novartis, effective January 1, 2004.  By December 31, 2004, the supply portion of the Agreement was completed and we no longer manufactured any product.  Under the Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or is useful in the production of the vapor patches that Novartis is selling under the Agreement.  The License will continue in effect for the duration of the patents’ life permitted under applicable law.  Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market.  Novartis is required by the Agreement to pay royalties to us at an agreed upon percentage based on net sales of vapor patches by Novartis for each year the License is in effect.

In June 2006, Novartis issued a nationwide recall of all of its Triaminic® vapor patch products.  In a press release issued by Novartis pertaining to the recall, Novartis explained that the recall was “due to the serious adverse health effects that could result if the product is ingested by a child removing the patch and chewing on it.”  At the same time that Novartis announced this voluntary recall, the U.S. Food and Drug Administration (“FDA”) issued a release warning consumers “not to use the Triaminic Vapor Patch due to reports of serious adverse events associated with accidental ingestion by children.”  According to news reports, the recall resulted from an adverse event experienced by a child who suffered a seizure after chewing on a Triaminic Vapor Patch.  Novartis confirmed to us that the patch involved in this incident was not manufactured by us.  As a result of this recall, we were proactive in assisting Novartis to resolve the FDA issues surrounding the product recall in order to restore our royalty income stream.  We have met with Novartis representatives to discuss how to prevent an incident where a child or pet chews or ingest s a patch.

In July 2007, Novartis began shipping a new adult vapor patch product in the United States, Canada and Mexico for the cough, cold and flu season.  Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.    Although we do not know the current marketing intent of Novartis, year to year royalties paid to us have declined and we expect royalties received during the current year to continue on this trend.

During the three months ended March 31, 2010 and 2009, we recorded revenue of $19,529 and $42,107, respectively, for royalties covered under the Agreement.

(6)	Discontinued Operations

We ceased manufacturing operations of topical patches and sold all of our manufacturing assets related to the production of patches to its only remaining customer, Novartis, as of December 31, 2004.  We had a liability for discontinued operations that consisted of a reserve for sales returns and credits of $130,000 related to sales prior to the discontinuance of operations.  This reserve was written off against operating expenses during December 2009.

(7)	Patents and Trademarks

Our policy is to protect our proprietary position by securing U.S. and foreign patents that cover the technology, inventions and improvements important to our business. We have 17 U.S. and 43 international patents related to our patch technology. We have three U.S. patent pending applications, two international patent pending applications, and two foreign applications through the Patent Cooperation Treaty (“PCT”). The issued U.S. patents most pertinent to our major products have a remaining legal duration ranging from one to 13 years. We also hold two registered U.S. trademarks, two allowed U.S. trademarks, two pending U.S. trademarks, one registered Canadian trademark, and one registered European trademark.

In 2008, we converted our two new provisional patents to PCT international applications.  These applications include: (1) adding an aversive agent to our licensed patch or other patches to prevent ingestion by children or pets; and (2) a hand sanitizer patch that will kill targeted infectious organisms. Moreover, we filed an additional provisional patent application in 2010 to further expand the scope of our hand sanitizer intellectual property.

Issued patents can later be held invalid by the patent office issuing the patent or by a court.  We cannot be certain that our patents will not be challenged, invalidated or circumvented or that the rights granted under our patents will provide a competitive advantage.

We use both patents and trade secrets to protect our proprietary property and information. To the extent we relie on confidential information to maintain our competitive position, there can be no assurance that other parties will not independently develop the same or similar information.

On July 25, 2008, we filed a complaint for patent infringement against five companies, alleging that those companies had infringed upon two of our patents relating to our medicated patch technology. We settled with three of the parties during fiscal 2009. See PART II, ITEM 1 of this Form 10-Q for additional information.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are focused on four major areas: (1) continue limited research and development on our hand sanitizer patch and the initial prototype thereof and engage a strategic partner to complete its development and bring it to market; (2) further monetization, if possible, of our IP portfolio, excluding our hand sanitizer patch, through licensing, selling or engaging strategic partners for all or a portion of our hydrogel IP; (3) support our current litigation strategy; and (4) pursue merger/acquisition opportunities.

Hand Sanitizer Patch.  Due to the growing worldwide concern regarding the spread of germs through hand contact, we filed patents for, and screened, identified and tested technologies suitable for, an anti-microbial hand sanitizer patch.  This activity has lead to the development of a prototype that is ready to begin efficacy and other testing to determine its market viability.  We will continue limited research and development efforts to continue this progress and will pursue engaging a strategic partner to complete the development of our hand sanitizer patch and bring it to market.  Because the hand sanitizer patch is a consumer product, we believe that engaging an established strategic partner is the best go-to-market strategy because we will be able to leverage any such partner’s competencies regarding the development and manufacturing of products, customer requirements and marketing and distribution strategies.  We expect that Asian entities will provide the greatest opportunities because the Asian topical patch market represents the most significant portion of the worldwide market.  If we are not able to engage an acceptable strategic partner, we will evaluate increasing the amount of resources designated for developing our hand sanitizer patch in light of progress made in our other strategic initiatives.

IP Portfolio, Excluding Hand Sanitizer Patch.  Under the direction of our Chief Scientific Officer, we completed an evaluation of our IP portfolio, which included conducting both a current analysis of our portfolio and referring to our 2007 extensive market research and intellectual property report.  Based on this evaluation, we believe that the best strategy to derive further value, if any, from our IP portfolio, other than our hand sanitizer patch, is to pursue licensing of this IP, engage strategic partners to help us further develop and market this IP or sell all or a portion of this IP.  At this time, we do not intend to conduct any further research and development with respect to our hydrogel IP.  We will begin to identify those parties that we believe may have interest in this IP and approach them.  If we are not able to identify suitable alternatives regarding the licensing, sale or strategic partnering of our hydrogel IP, we will reevaluate our position with respect to the foregoing in light of progress made in our other strategic initiatives.

Litigation.  In April 2007, we were granted a re-examination certificate that expanded our prior claims related to a patent that we hold.  During 2008, we retained a legal firm on a contingency fee basis to assist us in enforcing our rights related to potential patent infringement claims by the Company.  As a result, we sued five parties and, during 2009, we settled our claims with three of such parties. We remain diligent in pursuing our patent infringement claims against the remaining two parties.  See PART II, ITEM 1 of this Form 10-Q for additional information.

Merger/Acquisition Opportunities.  We believe that our cash balance and public company status provide the potential for merger/acquisition opportunities in addition to our work surrounding our IP portfolio, which we intend to explore.  In evaluating any such opportunities, primary consideration will be given to companies generating revenue and addressing sizable markets which we believe may attract significant investment interest.  Any transaction under consideration must also be expected to provide increased liquidity for our shareholders.  Our current intention is not to seek multiple investments, but to focus our efforts on identifying a single transaction in which to apply our cash balance and public company status.  Although opportunities related to our current business areas will be of greatest interest, we will evaluate situations in other areas in which we have the capability to make an appropriate and informed review.

Our strategy described above will remain fluid as we pursue each area of such strategy.  Although we believe that our strategy will result in increased value for our shareholders, there can be no assurance that our strategy, or any component thereof, will be successful.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Results of Operations

We recorded royalty income of $19,529 and $42,107 for the three months ended March 31, 2010 and 2009, respectively, which reflects a decrease of $22,578.  Such decrease in revenue was primarily due to a decrease in royalty income resulting from the continued trend of lower sales by Novartis of its patch products using our licensed IP.  The royalty income recorded during the three month periods ended March 31, 2010 and 2009 was based on information provided by Novartis.

Our operating expenses increased $217,376 to $394,475 for the three months ended March 31, 2010, from operating expenses of $177,099 for the comparable period in 2009.  The increase in operating expenses resulted primarily from increases in compensation, consulting, and travel expenses.

We recorded a net loss of $(245,928), or $(0.06) per basic and diluted share, for the three months ended March 31, 2010, compared to a net loss of $(134,461), or $(0.03) per basic and diluted share, for the same period in 2009.  The increase in net loss of $111,467 for the three month period ended March 31, 2010 from the comparable period in 2009 is due to the increase in operating expenses, combined with the decrease in royalty income from Novartis, and an increase in interest income of $3,487.

Income Taxes

The income tax benefit for the three months ended March 31, 2010 was $125,000.  The benefit was principally the result of the federal tax benefit of the operating loss for the quarter ended March 31, 2010.  There was no income tax benefit recorded for the three months ended March 31, 2009 as realization of net deferred taxes was not reasonably assured.

Effect of Inflation

Inflation has not had a significant impact on our operations or cash flow.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $5,586,555 for the three month period ended March 31, 2010, to $10,179,552 from cash and cash equivalents of $15,766,107 at December 31, 2009.  The decrease in cash and cash equivalents resulted primarily from cash dividend payments of $4,298,350 and from our current operating expenses.

We had no material commitments for capital expenditures at March 31, 2010 or 2009.

We had working capital of $10,815,089 and a current ratio of 24.13 at March 31, 2010 compared to working capital of $11,025,789 and a current ratio of 2.92 at December 31, 2009.  The decrease in working capital and increase in the current ratio at March 31, 2010, compared to December 31, 2009, was primarily due to our payment of cash dividends and our net loss of ($245,928).

Shareholders’ equity decreased $206,928 to $10,854,241 at March 31, 2010 from $11,061,169 at December 31, 2009, due to the net loss we incurred during the three months ended March 31, 2010, offset with stock options exercised.

We entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, our legal counsel in the pending patent infringement litigation.  See Part II, Item 1 of this Form 10-Q for additional information concerning this litigation.  Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing us in this matter.  We are also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an up front advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that our obligation to advance such funds and pay such expert expenses will be suspended if our cash levels fall below certain thresholds.  Thereafter, if our cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended.  To date we have expended an aggregate of approximately $8 million under the agreement.

We earn interest on our available cash in addition to the trust arrangement we have with the Radar firm.  Interest income earned during the three month periods ended March 31, 2010 and 2009 was $4,018 and $531, respectively.  The average interest we earn on our available cash is less than 1%.  The increase in interest income for the three month period ended March 31, 2010 from the comparable period in 2009, results from an increase in our cash available for investment.

We currently estimate that we will receive $80,000 to $100,000 per year in royalty income based upon historical royalty income and cash receipt activity from Novartis.  Royalty income is uncertain because it is subject to factors that we cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that we will be successful in negotiating new licensing opportunities with Novartis or other companies, raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the period ending December 31, 2009.

CRITICAL ACCOUNTING POLICIES

Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended March 31, 2010 and 2009.  The critical accounting policies appear in Note 2 of the Notes to Condensed Financial Statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 25, 2008, we filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc. (Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc. (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas.  The Complaint alleges, among other things, that the Defendants have infringed two of our patents (the “Patents–In–Suit”), which relate to our medicated patch technology.  We are seeking to enjoin the Defendants from infringing the Patents–In–Suit and to recover monetary damages related to such infringement, as well as interest and litigation costs.

In October 2008, all five of the Defendants filed answers (the “Answers”) in response to the Complaint denying our claims therein, and asserting certain affirmative defenses and counterclaims against us, including assertions that the Patents–In–Suit are invalid and unenforceable, and claims for attorneys’ fees and costs.  On October 20, 2008, we filed our replies to the Answers, denying such counterclaims and affirmative defenses, including the claims that the Patents–In–Suit are invalid and unenforceable.

On December 3, 2008, our counsel in the litigation, Rader, Fishman & Grauer PLLC (the “Counsel”), participated in a scheduling conference in this case.  As a result of that conference, the Court scheduled a Markman hearing for May 6, 2010 and a final pretrial conference for January 3, 2011.  Based on the schedule established by the Court, it is clear that pursuing our claims in this litigation through trial will be a lengthy process.

In February 2009, Counsel filed with the Court a motion to preliminarily enjoin the five defendants from infringing the Patents-In Suit pending the trial.

On May 29, 2009, we entered into a Settlement Agreement and Mutual Release (the “Mentholatum Settlement Agreement”) with The Mentholatum Company (“Mentholatum”) to settle our claims against Mentholatum that Mentholatum infringed the Patents–In–Suit. Pursuant to the Mentholatum Settlement Agreement, Mentholatum paid us an aggregate of $600,000 in $100,000 monthly installments from May through October 2009. In addition, under the Mentholatum Settlement Agreement (a) we agreed to dismiss the litigation against Mentholatum with prejudice, (b) the parties agreed to mutual general releases of all claims other than their prospective obligations under the Mentholatum Settlement Agreement and claims arising after the date of the Mentholatum Settlement Agreement, (c) we agreed not to sue Mentholatum or Rohto Pharmaceutical Co., Ltd., the parent company of Mentholatum, for any infringement of the Patents–In–Suit, any patent that claims priority, directly or indirectly, from the Patents–In–Suit, or any foreign counterparts of the Patents–In–Suit, and (d) we agreed not to transfer any such patents unless the transferee agrees to be bound by the covenant not to sue. Mentholatum and Rohto agreed not to challenge the validity or enforceability of such patents.  The proceeds received from this settlement were reduced by the amounts due to the Rader firm per our contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs. We received approximately $300,000 in net cash proceeds from the Mentholatum settlement.

In July 2009, the presiding judge in the Eastern District of Texas granted the remaining Defendants’ a Joint Motion for an Extension of Time regarding our Motion for Preliminary Injunction.  The Defendants’ opposition briefs were filed by the end of August 2009.  Our response to those briefs was filed by the end of September 2009.  While some of the other scheduling order dates were modified, the Markman hearing and final pretrial trial dates remained unchanged.   The Company was scheduled for a hearing in Texarkana, Texas on November 12, 2009 relating to the preliminary injunction motion filed against the defendants in the Litigation.  We cancelled this hearing due to legal considerations after it settled with a second defendant in November 2009.

On November 11, 2009, we entered into a Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo Pharmaceuticals Inc. (“Endo”).  Pursuant to the Endo Settlement Agreement, Endo agreed to pay us a one–time license fee of $23,000,000 and we granted to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment.  In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the litigation with prejudice and without costs; (b) we agreed to release all claims against Endo that were asserted by or could have been asserted by us against Endo in the litigation or that relate to, arise from or are in any manner connected to the Patents–In–Suit; (c) Endo agreed to release all claims against us that were asserted by or could have been asserted by Endo against us in the litigation; (d) we agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by us as of November 11, 2009, any continuation, continuation–in–part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) we agreed not to transfer either of the Patents–In–Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement. We received approximately $16,000,000 in net cash proceeds from this settlement in December 2009.  From these proceeds, we replenished the trust fund we have with the Rader Firm with $1,000,000 dollars to fund ongoing patent litigation.  The trust fund balance at March 31, 2010 was $919,612 compared to a balance of $931,954 at December 31, 2009.  If funds are not completely expended, then the remaining cash balance in the trust fund will revert to us.

On December 18, 2009, we entered into a Settlement Agreement and Mutual Release (the “JJCC Settlement Agreement”) with Johnson & Johnson Consumer Companies, Inc. (“JJCC”) to settle our claims against JJCC that JJCC infringed  our Patents–In–Suit.  Pursuant to the JJCC Settlement Agreement, JJCC paid us a one–time sum of $1,200,000 and we granted to JJCC a fully paid–up, world–wide, non–exclusive and irrevocable license to (a) the Patents–In–Suit, (b) any patent that claims priority, directly or indirectly, from the Patents–In–Suit (the “Family Patents”), including, without limitation, U.S. Patent Nos. 6,096,333, 6,096,334 and 6,361,790, (c) any foreign counterparts of the Patents–In–Suit or any of the Family Patents to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any apparatus, method, product, component, service, product by process or any device associated with JJCC or its subsidiaries, affiliates or other controlled entities, for the past, present and future until the expiration of the last patent described above and (d) any patents that we own or currently have an interest in to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any non–prescription, non–occlusive medicated hydrogel patch products that are used to alleviate pain associated with JJCC (collectively, the License Grant”); provided, however, that the License Grant under clauses (a), (b) and (c) above excludes over–the–counter vapor patches which emit vapors that provide cough and cold relief when inhaled, and prescription, non–occlusive, medicated hydrogel patch products that are used to alleviate pain.   The proceeds received from this settlement were reduced by the amounts due to the Rader firm per our contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs.  After these expenses we received net cash proceeds of approximately $720,000.

On May 6, 2010 the Markman hearing occurred in Texarkana, Texas.  Two terms had to be constructed in the Markman hearing, which were "cured" and "non-occlusive", and the presiding judge indicated that a ruling regarding the Markman hearing and our motion for sanctions against Prince of Peace Enterprises, Inc. would be forthcoming.  On May 13, 2010, the presiding judge granted our joint motion with Prince of Peace Enterprises, Inc. to extend the deadline for filing a Motion for Redaction to May 25, 2010.

The Company is diligent in pursuing its patent infringement lawsuit against the remaining two defendants, Chattem, Inc. and Prince of Peace Enterprises, Inc. and our Counsel is continuing the discovery and deposition process with such remaining defendants.

We are unable to determine based on current information available whether we will be successful in our legal pursuits against the remaining two defendants.  We give no assurance as to the outcome of the ongoing lawsuit or whether our Patents–In–Suit and claims asserted in the related patents could be deemed invalid by a court of law.

ITEM 1A.  RISK FACTORS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

ITEM 5.  OTHER INFORMATION

On May 16, 2010, our Board of Directors approved certain management changes intended to strengthen our capabilities and align resources to accomplish our strategy as described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of this 10-Q.  These changes coincide with our completion of the evaluation of our IP portfolio and our refocused business strategy.

Pursuant to these changes, the following will occur:

•
Mr. Judd A. Berlin, our current chief executive officer and chief financial officer and the Chairman of our Board of Directors, will be stepping down as our chief executive officer and chief financial officer, but will remain Chairman of our Board of Directors and will be engaged by us to evaluate our opportunities in Asia and support our efforts regarding the development of our IP portfolio and the protection thereof.

•
Mr. Greg Freitag, 48, will become our new chief executive officer and chief financial officer, and will be appointed to our Board of Directors.  From May 2009 to the present, Mr. Freitag has worked for FreiMc, LLC, a consulting and advisory firm founded by Mr. Freitag which provides strategic guidance and business development advisory services.  Mr. Freitag also founded and currently works for EmployRx. Inc., a business which provides services to self-insured employers relating to prescription drug benefits.  Prior to founding FreiMc, LLC and EmployRx, Inc., Mr. Freitag was the Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009.  From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group.  Prior to Guidant Corporation, Mr. Freitag was the chief executive officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005.  Mr. Freitag was the chief operating officer, chief financial officer and general counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000.  Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag has a J.D. and is a certified public accountant.  We believe that Mr. Freitag’s experience in senior leadership at life science companies, both large and small, and his significant experience in business operations and business transactions, which includes experience in collaborations, finance, licensing, co-development, supply arrangements and mergers and acquisition and business formation, makes Mr. Freitag well suited to serve as our chief executive officer and chief financial officer and as a member of our Board of Directors.

•
Dr. Daniel C. Sigg, our Chief Scientific Officer and a member of our Board of Directors, will reduce his efforts as our Chief Scientific Officer from full-time to half-time, and will remain a member of our Board of Directors.  Since Dr. Sigg was appointed as our Chief Scientific Officer, Dr. Sigg has made significant progress in evaluating our IP portfolio, pursuing the development of our hand sanitizer patch product and expanding the IP protection surrounding our hand sanitizer patch. With regard to our hand sanitizer patch, Dr. Sigg has led the screening, identification, testing and subsequent selection of dry technologies suitable for an anti-microbial hand sanitizer patch application.  Subsequent bench testing of multiple antimicrobial technologies demonstrated significant antimicrobial efficacy in the laboratory of at least two technologies, with additional technologies still under evaluation.  Dr. Sigg’s efforts have lead to the first prototype of our hand sanitizer patch.  As a result of Dr. Sigg’s progress, and our strategic focus to limit further research and development and to pursue engagements with strategic partners, we and Dr. Sigg determined that Dr. Sigg can perform his duties at less than a full time commitment.  As our part-time Chief Scientific Officer, Dr. Sigg will be entitled to an annual base salary in the amount of $85,000 and will receive no additional compensation for serving as a member of our Board of Directors.  Dr. Sigg will also be entitled to reimbursement of reasonable travel and other business related expenses, as well as 50% of his incremental out–of–pocket cost for healthcare benefits through his spouse’s employer.  In addition, Dr. Sigg will be required to give us 30 days advance written notice prior to stepping down as our Chief Scientific Officer, and we will be required to give Dr. Sigg 30 days advance written notice prior to any reassignment, reduction in compensation or termination of him as our Chief Scientific Officer.

The change in Dr. Sigg’s status is effective immediately.  The transition of the Chief Executive Officer and Chief Financial Officer roles from Mr. Berlin to Mr. Freitag is expected to take place in the very near future upon completion of the documentation and approval of the compensation arrangements for Mr. Berlin and Mr. Freitag.  As currently contemplated, neither Mr. Berlin nor Mr. Freitag will be entitled to any long-term guaranteed compensation after the management transition.

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

LECTEC CORPORATION

Date:	May 17, 2010	By /s/ Judd A. Berlin
Judd A. Berlin
Chief Executive Officer, Chief Financial Officer, & Director
(Principal Financial Officer and Principal Executive Officer)

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