Form 10-Q
period 2010-06-30
LECTEC CORP /MN/
filed 2010-08-16
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 16, 2010 the registrant had 4,305,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

  Forward-Looking Statements
     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, we may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, our dependence on royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by us, our dependence on key personnel and Board of Director members, the success or failure of any attempt by us to protect or enforce our patents and territories of coverage, the outcome of pending patent infringement litigation against Chattem, Inc., and Prince of Peace Enterprises, Inc., the issuance of new accounting pronouncements, the availability of opportunities for license, sale or strategic partner agreements related to patents that the Company holds, limitations on market expansion opportunities, and other risks and uncertainties as described in “Risk Factors” included in Item 1A as filed in our Form 10-K for the year ended December 31, 2009.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,634,083	$15,766,107
Royalty receivable	3,254	31,525
Prepaid expenses and other	887,143	975,423
Deferred tax asset	229,000	—

Total current assets	10,753,480	16,773,055

FIXED ASSETS:
Office equipment	9,847	8,590
Accumulated depreciation	(4,531)	(3,021)

	5,316	5,569

OTHER ASSETS:
Patent costs	28,155	29,811

TOTAL ASSETS	$10,786,951	$16,808,435

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,764	$84,659
Accrued expenses	53,775	322,854
Dividend payable	—	4,298,350
Income tax payable	41,403	993,403
Deferred tax liability	—	48,000

Total current liabilities	136,942	5,747,266

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,305,026 and 4,290,026 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	43,050	42,900
Additional contributed capital	11,083,275	11,018,269
Accumulated deficit	(476,316)	—

	10,650,009	11,061,169

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,786,951	$16,808,435

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Royalty and licensing fees	$3,254	$10,311	$22,783	$52,418
Infringement income	—	600,000	—	600,000

TOTAL REVENUE	3,254	610,311	22,783	652,418
OPERATING EXPENSES	341,877	471,489	736,352	648,588

Income (loss) from operations	(338,623)	138,822	(713,569)	3,830

INTEREST INCOME	4,235	169	8,253	700

INCOME (LOSS) BEFORE INCOME TAXES	(334,388)	138,991	(705,316)	4,530

INCOME TAX BENEFIT	104,000	—	229,000	—

NET INCOME (LOSS)	$(230,388)	$138,991	$(476,316)	$4,530

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,305,026	4,290,026	4,303,369	4,290,026

Diluted	4,305,026	4,305,827	4,303,369	4,308,500

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$0.03	$(0.11)	$0.00

Diluted	$(0.05)	$0.03	$(0.11)	$0.00

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(476,316)	$4,530
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,510	1,105
Amortization of patent costs	9,387	11,689
Compensation expense	26,156	—
Deferred income tax	(277,000)	—
Changes in operating assets and liabilities:
Infringement and royalty receivable	28,271	(375,616)
Prepaid expenses and other	88,280	37,577
Income tax payable	(952,000)	—
Accounts payable	(42,895)	49,674
Accrued expenses	(269,079)	156,154

Net cash used in operating activities	(1,863,686)	(114,887)

Cash flows from investing activities:
Purchase of office equipment	(1,257)	—
Investment in patents	(7,731)	(6,725)

Net cash used in investing activities	(8,988)	(6,725)

Cash flows from financing activities:
Payments of dividend	(4,298,350)	—
Stock option exercised	39,000	—

Net cash used in financing activities	(4,259,350)	—

Net decrease in cash and cash equivalents	(6,132,024)	(121,612)

Cash and cash equivalents – beginning of period	15,766,107	332,848

Cash and cash equivalents – end of period	$9,634,083	$211,236

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
June 30, 2010 and 2009
(Unaudited)
(1) Basis of Presentation
          The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company” or “we,” “us” or “our”) as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009. Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business/Premises Summary and Critical Accounting Policies
          Business Summary. We are an intellectual property (“IP”) licensing and holding company with approximately $9,600,000 in cash as of June 30, 2010, plus a cash trust reserve of approximately $900,000 to fund future patent litigation efforts. We hold multiple domestic and international patents based on our original hydrogel patch technology and have also filed for a provisional patent for a hand sanitizer patch. Our hydrogel patch technology allows for a number of potential applications, including our previously marketed TheraPatch® products, while our its anti-microbial hand sanitizer patch is a consumer product which kills targeted infectious organisms and is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye. An initial prototype of our hand sanitizer patch has been developed. Although we are conducting limited research and development on our hand sanitizer patch, we intend to engage a strategic partner to complete the development of our hand sanitizer patch and bring it to market. We also have a licensing agreement (“Novartis Agreement” or “Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays royalties to us from time to time, within the terms of the Agreement, based upon a percentage of Novartis’ net sales of licensed products. We take legal action as necessary to protect our IP and are currently involved in two patent infringement actions. Finally, we are pursuing a merger/acquisition strategy with the intent to leverage our cash assets and improve shareholder value and liquidity.
          Corporate Office and Premises Summary. We have three leased facilities as of June 30, 2010.
          In July, 2008, the Company moved its corporate headquarter facilities (principal executive office) from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, we entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) pursuant to which we agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 7550 (the “Texas Lease”). In March 2010, we renewed our lease until March 1, 2011 at a monthly rate of $750 per month and we must also pay our pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord. The lease began in August 2008 and expires on March 1, 2011.
          In January, 2009, we entered into a lease amendment (the “Lease Amendment”) amending our lease, dated May 23, 2003, between us and SMD Lincoln Investments (the “Minnesota Lease”), regarding our previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”). The Lease Amendment will continue to renew for successive one-month periods until such lease is terminated by the landlord upon 30 days written notice to us or by us upon 90 days written notice to the landlord. We use the space for liquidating saleable assets, storage of current accounting records, and managing an orderly wind down of operations at this facility. We maintain approximately 3,300 square feet of space at this facility. The Company pays $2,400 per month for use of this space. We intend to vacate this facility by December 31, 2010.
          In July, 2008, we opened an office in India, Level 2, Connaught Place, Bund Garden Road, Pune (India), 411001, to explore research, development and manufacturing opportunities for our advanced skin interface technologies and products. Having completed an evaluation of our IP portfolio, we terminated this lease effective July 31, 2010.

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
          Royalty Receivable. We grant credit to our only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Novartis pays royalty income to us pursuant to the terms of the Agreement. At June 30, 2010, we had an outstanding royalty receivable with Novartis of $3,254, which was collected in July 2010.
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
          Share-Based Compensation. We account for share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 718, Compensation—Stock Compensation, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued.
          Off-Balance Sheet Arrangements. We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.
          Reclassification. The December 31, 2009 balance sheet has been reclassified to allocate $1.6 million of dividends to additional contributed capital from accumulated deficit. This reclassification had no impact on total shareholders’ equity, net income or net cash flows.
          Recent Accounting Pronouncements:
          In October 2009, FASB issued an update to the accounting and reporting guidance for multiple-deliverable revenue arrangements. The new accounting guidance removes the separation criterion that objective and reliable evidence of the fair value of the undelivered item must exist for the delivered items to be considered a separate unit or separate units of accounting. FASB-issued update requires an entity to determine the selling price of qualifying deliverables based on a hierarchy of evidence. In considering the hierarchy of evidence, the entity must first determine the selling prices by using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, third-party evidence (“TPE”) of selling price must be used. If neither VSOE nor TPE of selling price exists for a deliverable, an entity must use its best estimate of the selling price for that deliverable in allocating consideration among deliverables in an arrangement. This update is effective for arrangements entered into in the fiscal years beginning on or after June 15, 2010, unless the vendor elects early application. We are evaluating the potential impact, if any, of the adoption of this update on our financial position and results of operations.
          In January 2010, FASB issued an update to the existing disclosure requirements related to fair value measurements which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the required portion of this standard did not have a material impact on our financial position or results of operations.
          In April 2010, FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation, a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.
          In May 2010, FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.
(3) Income (loss) Per Common Share
          Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options to purchase 374,000 shares of common stock with a weighted average exercise price of $3.85 were outstanding for the three and six month periods ended June 30, 2010, respectively. Because we had a loss from operations during the three and six months ended June 30, 2010, those shares were excluded from the loss per share computations because they were antidilutive.
The Company recorded net income for the three and six months ended June 30, 2009.
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
(5) Novartis Supply and License Agreement
          In July, 2004, we entered into a supply and licensing agreement with Novartis, effective January 1, 2004. By December 31, 2004, the supply portion of the Agreement was completed and we no longer manufactured any product. Under the Agreement, we granted Novartis an exclusive license (the “License”) to all of our intellectual property to the extent that it is used or is useful in the production of the vapor patches that Novartis is selling under the Agreement. The License will continue in effect for the duration of the patents’ life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Agreement to pay royalties to us at an agreed upon percentage based on net sales of vapor patches by Novartis for each year the License is in effect.
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
          In July 2007, Novartis began shipping a new adult vapor patch product in the United States, Canada and Mexico for the cough, cold, and flu season. Novartis has not announced whether it will re-introduce a vapor patch for the pediatric market.
          Currently, we do not know the marketing intent of Novartis for our vapor patch product. Year to year royalties paid to us have declined and we expect royalties received during the current year to continue on this trend.
          During the three and six months ended June 30, 2010, we recorded revenue of $3,254 and $22,783, respectively, compared to revenue recorded for the three and six months ended June 30, 2009 of $10,311 and $52,418, respectively, for royalties covered under the Agreement.
(6) Discontinued Operations
          We ceased manufacturing operations of topical patches and sold all of our manufacturing assets related to the production of patches to our only remaining customer, Novartis, as of December 31, 2004. We had a liability for discontinued operations that consisted of a reserve for sales returns and credits of $130,000 related to sales prior to the discontinuance of operations. This reserve was written off against operating expenses during December 2009.
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
          On July 25, 2008, we filed a complaint for patent infringement against five companies, alleging that those companies had infringed upon two of our patents relating to our medicated patch technology. We settled with three of the parties during fiscal 2009 and are actively pursuing litigation against the remaining defendants. Currently, the Company has not filed for any additional patents. See PART II, ITEM 1 of this Form 10-Q for additional information.
(8) Stock Option
          On June 1, 2010, our CEO, as partial compensation for his employment, was granted a Non-Qualified Stock Option to purchase 125,000 shares of our common stock at $3.50 per share. The option has a 10 year term and vests as to 25,000 shares every 90 days, with the first vesting date August 30, 2010, until fully vested. Notwithstanding the vesting schedule, the entire option vests immediately if we have a change in control and the CEO’s employment is terminated by us within 15 months following the change in control for any reason other than the CEO’s death, by us for cause or by the CEO other than for good reason. The fair value of the option is the estimated present value at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: risk free interest rate 3.29%, expected life 10 years, expected volatility 195.84% and expected dividend rate 0.00%. We recorded share-based compensation of $26,156 during the three and six months ended June 30, 2010. We did not record any share-based compensation during the three and six months ended June 30, 2009. At June 30, 2010, there was approximately $366,904 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over 1.15 years.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We are focused on four major areas: (1) continue limited research and development on our hand sanitizer patch and the initial prototype thereof and engage a strategic partner to complete its development and bring it to market; (2) further monetization, if possible, of our IP portfolio, including previously marketed TheraPatch® products, but excluding our hand sanitizer patch, through licensing, selling or engaging strategic partners for all or a portion of our hydrogel IP; (3) support our current litigation strategy; and (4) pursue merger/acquisition opportunities.
          Hand Sanitizer Patch. Due to the growing worldwide concern regarding the spread of germs through hand contact, we filed patents for, and screened, identified and tested technologies suitable for, an anti-microbial hand sanitizer patch. This activity has lead to the development of a prototype that is ready to begin efficacy and other testing to determine its market viability. We will continue limited research and development efforts to continue this progress and will pursue engaging a strategic partner to complete the development of our hand sanitizer patch and to bring it to market. Because the hand sanitizer patch is a consumer product, we believe that engaging an established strategic partner is the best go-to-market strategy because we will be able to leverage any such partner’s competencies regarding the development and manufacturing of products, customer requirements and marketing and distribution strategies. We expect that Asian entities will provide the greatest opportunities because the Asian topical patch market represents the most significant portion of the worldwide market. If we are not able to engage an acceptable strategic partner, we will evaluate increasing the amount of resources designated for developing our hand sanitizer patch in light of progress made in our other strategic initiatives.

          IP Portfolio, Excluding Hand Sanitizer Patch. Under the direction of our Chief Scientific Officer, we completed an evaluation of our IP portfolio, which included conducting both a current analysis of our portfolio and referring to our 2007 extensive market research and intellectual property report. Based on this evaluation, we believe that the best strategy to derive further value, if any, from our IP portfolio, other than our hand sanitizer patch, is to pursue licensing of this IP, and to engage strategic partners to help us further develop, if necessary, manufacture and/or market this IP, including reintroduction of TheraPatch® products or sell all or a portion of this IP. At this time, we do not intend to conduct any further research and development with respect to our hydrogel IP. We will begin to identify those parties that we believe may have interest in this IP and approach them. If we are not able to identify suitable alternatives regarding the licensing, sale or strategic partnering of our hydrogel IP, we will reevaluate our position with respect to the foregoing in light of progress made in our other strategic initiatives.
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
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Results of Operations
          We recorded royalty income of $3,254 and $10,311 for the three months ended June 30, 2010 and 2009, respectively, and $22,783 and $52,418 for the six months ended June 30, 2010 and 2009, respectively. This reflects a decrease of $7,057 and $29,635 for the three and six months ended June 30, 2010 and 2009, respectively. Such decrease in revenue was due to a decrease in royalty income resulting from the continued trend of lower sales by Novartis of its patch products using our licensed IP. The royalty income recorded during the three and six month periods ended June 30, 2010 and 2009 was based on information provided by Novartis.
          Infringement income was $0 and $600,000 for the three months ended June 30, 2010 and 2009, respectively, and $0 and $600,000 for the six months ended June 30, 2010 and 2009, respectively. This reflects a decrease of $600,000 in both the three and six months ended June 30, 2010. The lack of infringement income is a result of no litigation being settled or concluded during the first two quarters of 2010.
          Our operating expenses decreased $129,612 to $341,877 for the three months ended June 30, 2010, from operating expenses of $471,489 for the comparable period in 2009. However, within such period legal fees for our litigation counsel decreased by $212,644 as no litigation was concluded that would result in a fee, with this decrease being offset by an increase of $111,583 in salaries and wages and a non-cash compensation expense charge of $26,156 for options granted to our current CEO. Our operating expenses increased $87,764 to $736,352 for the six months ended June 30, 2010, from operating expenses of $648,588 for the comparable period in 2009. The increase in operating expenses resulted primarily from increases in compensation, consulting, and travel expenses. We have begun to take action to reduce our core operating expenses, which actions we believe will begin to be evident in the final two quarters of 2010. Operating expenses relating to litigation and M&A activity will continue to fluctuate based upon activity in a particular quarter.

          We recorded a net loss of $(230,388), or $(0.05) per basic and diluted share, for the three months ended June 30, 2010, compared to a net income of $138,991, or $0.03 per basic and diluted share, for the same period in 2009 and net loss of $(476,316), or $(0.11) per basic and diluted share, for the six months ended June 30, 2010, compared to a net income of $4,530, or $0.00 per basic and diluted share, for the same period in 2009. The increase in net loss for the three and six month periods ended June 30, 2010 from the comparable periods in 2009 is due to the increase in operating expenses, combined with the decrease in royalty income from Novartis and no receipt of infringement income. Interest income of $4,235 and $8,253 for the three and six month periods ended June 30, 2010, respectively, were higher than comparable periods due to greater cash assets being available. Interest rates continue to be at historical lows and we continue to weigh risks against returns, taking a conservative approach to our cash investment strategy. Certain action has been, and will continue to be, taken to try to increase interest returns, however, we do not believe there will be a significant positive change in our interest returns for the foreseeable future. However, we have been able to receive slighter higher rates on part of our cash assets in accounts that are FDIC insured.
Income Taxes
          The income tax benefit for the three and six months ended June 30, 2010 was $104,000 and $229,000, respectively as compared to no benefit in corresponding periods in 2009 as realization of net deferred taxes was not reasonably assured in the 2009 periods. The benefit was principally the result of the federal tax benefit of the operating loss for the three and six month periods ended June 30, 2010.
Effect of Inflation
          Inflation has not had a significant impact on our operations or cash flow.
Liquidity and Capital Resources
          Our cash and cash equivalents decreased $6,132,024 for the six month period ended June 30, 2010, to $9,634,083 from cash and cash equivalents of $15,766,107 at December 31, 2009. The decrease in cash and cash equivalents resulted primarily from cash dividend payments of $4,298,350 and from our current operating expenses.
          We had no material commitments for capital expenditures at June 30, 2010 or 2009.
          We had working capital of $10,616,538 and a current ratio of 78.53 at June 30, 2010 compared to working capital of $11,025,789 and a current ratio of 2.92 at December 31, 2009. The decrease in working capital and increase in the current ratio at June 30, 2010, compared to December 31, 2009, was primarily due to our payment of cash dividends and our net loss of ($476,316).
          Shareholders’ equity decreased $411,160 to $10,650,009 at June 30, 2010 from $11,061,169 at December 31, 2009, due to the net loss we incurred during the six months ended June 30, 2010, offset with stock options exercised and the grant of a stock option.
          We entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, who is our legal counsel in the pending patent infringement litigation. See Part II, Item 1 of this Form 10-Q for additional information concerning this litigation. Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing us in this matter. We are also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an up-front advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that our obligation to advance such funds and pay such expert expenses will be suspended if our cash levels fall below certain thresholds. Thereafter, if our cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended. To date we have expended an aggregate of approximately $8 million under the agreement.
          We currently estimate that we will receive $30,000 to $50,000 per year in royalty income based upon historical royalty income and cash receipt activity from Novartis, coupled with the downward trending of this income. Royalty income is uncertain because it is subject to factors that we cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that we will be successful in negotiating new licensing opportunities with Novartis or other companies, raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the period ending December 31, 2009.
CRITICAL ACCOUNTING POLICIES
          Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended June 30, 2010 and 2009. The critical accounting policies appear in Note 2 of the Notes to Condensed Financial Statements in this Form 10-Q.
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
          Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
          During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          On November 11, 2009, we entered into a Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo Pharmaceuticals Inc. (“Endo”). Pursuant to the Endo Settlement Agreement, Endo agreed to pay us a one–time license fee of $23,000,000 and we granted to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment. In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the litigation with prejudice and without costs; (b) we agreed to release all claims against Endo that were asserted by or could have been asserted by us against Endo in the litigation or that relate to, arise from or are in any manner connected to the Patents–In–Suit; (c) Endo agreed to release all claims against us that were asserted by or could have been asserted by Endo against us in the litigation; (d) we agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by us as of November 11, 2009, any continuation, continuation–in–part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) we agreed not to transfer either of the Patents–In–Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement. We received approximately $16,000,000 in net cash proceeds from this settlement in December 2009. From these proceeds, we replenished the trust fund we have with the Rader Firm with $1,000,000 dollars to fund ongoing patent litigation. The trust fund balance at June 30, 2010 was $878,596 compared to a balance of $931,954 at December 31, 2009. If funds are not completely expended, then the remaining cash balance in the trust fund will revert to us.
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
          On May 6, 2010 a Markman hearing occurred in Texarkana, Texas. The central focus of the Markman hearing was the construction of two claim terms, namely, “cured” and “non-occlusive”. The Court issued its Markman ruling on May 20, 2010. The Court further issued two additional orders on May 20, 2010, unrelated to the Markman hearing. The first such Order was based on our motion to strike an exhibit from Chattem, Inc.’s Brief in Opposition to LecTec’s Motion for Preliminary Injunction (which was withdrawn several months earlier), and our motion to strike was granted by the Court. The second such Order issued by the court denied Defendant’s motion for leave to file for summary judgment as to non-infringement, but granted their request for leave to file for summary judgment as to invalidity of patents.
          We engaged in voluntary mediation with Chattem, Inc. in July 2010. A Report of Mediation by Hon. Harlan A. Martin was filed stating that the parties were unable to reach settlement. We are diligent in pursuing our patent infringement lawsuit against the remaining two defendants, Chattem, Inc. and Prince of Peace Enterprises, Inc. and our Counsel is continuing the discovery and deposition process with such remaining defendants. Trial with Chattem, Inc. and Prince of Peace Enterprises, Inc. is set for January 2011.
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
          Pursuant to these changes, the following have occurred during the second quarter ended June 30, 2010:
•	Mr. Judd A. Berlin, our previous Chief Executive Officer and Chief Financial Officer and the Chairman of our Board of Directors, has stepped down as our Chief Executive Officer and Chief Financial Officer, but will remain Chairman of our Board of Directors until our Annual Meeting to be held on September 22, 2010, and is currently engaged by us to evaluate our opportunities in Asia and support our efforts regarding the development of our IP portfolio and the protection thereof. Mr. Berlin entered into an Advisor Services Agreement with us effective June 1, 2010, and we are paying Mr. Berlin $11,000 per month in addition to reimbursements for normal out of pocket expenses.

•	Mr. Greg Freitag, 48, became our new Chief Executive Officer and Chief Financial Officer effective June 1, 2010, and was appointed to our Board of Directors. From May 2009 to the present, Mr. Freitag has worked for FreiMc, LLC, a consulting and advisory firm founded by Mr. Freitag which provides strategic guidance and business development advisory services. Mr. Freitag also founded and currently works for EmployRx. Inc., a business which provides services to self-insured employers relating to prescription drug benefits. Prior to founding FreiMc, LLC and EmployRx, Inc., Mr. Freitag was the Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the chief executive officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005. Mr. Freitag was the chief operating officer, chief financial officer and general counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag has a J.D. and is a certified public accountant. We believe that Mr. Freitag’s experience in senior leadership at life science companies, both large and small, and his significant experience in business operations and business transactions, which includes experience in collaborations, finance, licensing, co-development, supply arrangements and mergers and acquisition and business formation, makes Mr. Freitag well suited to serve as our chief executive officer and chief financial officer and as a member of our Board of Directors.

•	Dr. Daniel C. Sigg, our Chief Scientific Officer and a member of our Board of Directors, will reduce his efforts as our Chief Scientific Officer from full-time to half-time, and will remain a member of our Board of Directors until our Annual Meeting on September 22, 2010. Since Dr. Sigg was appointed as our Chief Scientific Officer, Dr. Sigg has made significant progress in evaluating our IP portfolio, pursuing the development of our hand sanitizer patch product and expanding the IP protection surrounding our hand sanitizer patch. With regard to our hand sanitizer patch, Dr. Sigg has led the screening, identification, testing and subsequent selection of dry technologies suitable for an anti-microbial hand sanitizer patch application. Subsequent bench testing of multiple antimicrobial technologies demonstrated significant antimicrobial efficacy in the laboratory of at least two technologies, with additional technologies still under evaluation. Dr. Sigg’s efforts have lead to the first prototype of our hand sanitizer patch. As a result of Dr. Sigg’s progress, and our strategic focus to limit further research and development and to pursue engagements with strategic partners, we and Dr. Sigg determined that Dr. Sigg can perform his duties at less than a full time commitment. As our part-time Chief Scientific Officer, Dr. Sigg will be entitled to an annual base salary in the amount of $85,000 and will receive no

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
          The change in Dr. Sigg’s status was effective as of May 1, 2010 following the execution of his employment agreement. The transition of the Chief Executive Officer and Chief Financial Officer roles from Mr. Berlin to Mr. Freitag has taken place effective June 1, 2010 upon completion of the documentation and approval of the compensation arrangements for Mr. Berlin and Mr. Freitag. Neither Mr. Berlin nor Mr. Freitag will be entitled to any long-term guaranteed compensation resulting from the management transition.
          The Company has announced that Judd Berlin, Andy Rollwagen, Dr. Daniel Sigg and Ramanathan Periakaruppan will not be standing for reelection to the Board of Directors at the Company’s September 22, 2010, Annual Shareholders Meeting. The Proxy Statement for the Annual Meeting, which will include information concerning the slate of directors to be recommended by the Board, is expected to be mailed around August 20, 2010.
ITEM 6 — EXHIBITS

Exhibit No.	Description
3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.1	Advisory Services Agreement between LecTec Corporation and Judd A. Berlin (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2010).

10.2	Non-Plan Non-Qualified Stock Option Agreement between LecTec Corporation and Gregory G. Freitag (incorporated by reference to the Company’s current report on Form 8-K filed on June 2, 2010).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECTEC CORPORATION
Date: August 16, 2010	By	/s/ Greg G. Freitag
Greg G. Freitag
Chief Executive Officer, Chief Financial Officer, & Director (Principal Financial Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.1	Advisory Services Agreement between LecTec Corporation and Judd A. Berlin (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2010).

10.2	Non-Plan Non-Qualified Stock Option Agreement between LecTec Corporation and Gregory G. Freitag (incorporated by reference to the Company’s current report on Form 8-K filed on June 2, 2010).

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.