Form 10-Q
period 2010-09-30
LECTEC CORP /MN/
filed 2010-11-15
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 15, 2010 the registrant had 4,305,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	September 30	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,283,697	$15,766,107
Royalty receivable	26,026	31,525
Prepaid expenses and other	634,476	975,423
Deferred tax asset	409,000	—

Total current assets	10,353,199	16,773,055

FIXED ASSETS:
Office equipment	9,847	8,590
Accumulated depreciation	(5,404)	(3,021)

	4,443	5,569

OTHER ASSETS:
Patent costs	47,178	29,811

TOTAL ASSETS	$10,404,820	$16,808,435

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$89,089	$84,659
Accrued expenses	51,973	322,854
Dividend payable	—	4,298,350
Income tax payable	—	993,403
Deferred tax liability	—	48,000

Total current liabilities	141,062	5,747,266

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,305,026 and 4,290,026 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	43,050	42,900
Additional contributed capital	11,161,935	11,018,269
Accumulated deficit	(941,227)	—

	10,263,758	11,061,169

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,404,820	$16,808,435

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Royalty and licensing fees	$26,373	$24,215	$49,156	$76,633
Infringement income	—	—	—	600,000

TOTAL REVENUE	26,373	24,215	49,156	676,633
OPERATING EXPENSES	639,878	155,221	1,376,230	803,809

Loss from operations	(613,505)	(131,006)	(1,327,074)	(127,176)

INTEREST INCOME	4,836	32	13,089	732

LOSS BEFORE INCOME TAXES	(608,669)	(130,974)	(1,313,985)	(126,444)

INCOME TAX BENEFIT	143,758	—	372,758	—

NET LOSS	$(464,911)	$(130,974)	$(941,227)	$(126,444)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,305,026	4,290,026	4,303,927	4,290,026

LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.03)	$(0.22)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(941,227)	$(126,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,383	1,659
Amortization of patent costs	14,274	16,189
Compensation expense related to issuance of stock options	104,816	—
Deferred income tax	(457,000)	—
Changes in operating assets and liabilities:
Infringement and royalty receivable	5,499	(91,351)
Prepaid expenses and other	340,947	43,137
Income tax payable	(993,403)	—
Accounts payable	4,430	20,845
Accrued expenses	(270,881)	37,324

Net cash used in operating activities	(2,190,162)	(98,641)

Cash flows from investing activities:
Purchase of office equipment	(1,257)	—
Investment in patents	(31,641)	(6,725)

Net cash used in investing activities	(32,898)	(6,725)

Cash flows from financing activities:
Payments of dividend	(4,298,350)	—
Stock option exercised	39,000	—

Net cash used in financing activities	(4,259,350)	—

Net decrease in cash and cash equivalents	(6,482,410)	(105,366)

Cash and cash equivalents — beginning of period	15,766,107	332,848

Cash and cash equivalents — end of period	$9,283,697	$227,482

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
September 30, 2010 and 2009

(Unaudited)
(1) Basis of Presentation
     The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company” or “we,” “us” or “our”) as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009. Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business/Premises Summary and Critical Accounting Policies
     Business Summary. We are an intellectual property (“IP”) licensing and holding company with approximately $9,300,000 in cash as of September 30, 2010, plus a cash trust reserve of approximately $604,000 to fund future patent litigation efforts. We hold multiple domestic and international patents based on our original hydrogel patch technology and have also filed for a provisional patent for a hand sanitizer patch. Our hydrogel patch technology allows for a number of potential applications, including our previously marketed TheraPatch® products, while our anti-microbial hand sanitizer patch is a consumer product which kills targeted infectious organisms and is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed or exposed to the eye. An initial prototype of our hand sanitizer patch has been developed. Although we are conducting limited research and development on our hand sanitizer patch, we intend to engage a strategic partner to complete its development and the pursuit of manufacturing and marketing/co-marketing partners for products from LecTec’s IP is also ongoing. We have a licensing agreement (“Novartis Agreement”) with Novartis Consumer Health, Inc. (“Novartis”), which pays royalties to us from time to time, within the terms of the Novartis Agreement, based upon a percentage of Novartis’ net sales of licensed products. We take legal action as necessary to protect our IP and are currently involved in two patent infringement actions. Finally, we are pursuing a merger/acquisition strategy with the intent to leverage our cash assets and improve shareholder value and liquidity.
     Corporate Office and Premises Summary. We have two leased facilities as of September 30, 2010.
     In July, 2008, the Company moved its corporate headquarter facilities (principal executive office) from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, we entered into a Lease Agreement with Lockaway Storage, Inc. (the “Lessor”) pursuant to which we agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 7550 (the “Texas Lease”). In March 2010, we renewed the Texas Lease until March 1, 2011 at a monthly rate of $750 per month and we must also pay our pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord.
     In January, 2009, we entered into a lease amendment (the “Lease Amendment”) amending our lease, dated May 23, 2003, between us and SMD Lincoln Investments (the “Minnesota Lease”), regarding our previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”). The Lease Amendment will continue to renew for successive one-month periods until such lease is terminated by the landlord upon 30 days written notice to us or by us upon 90 days written notice to the landlord. We use the space for liquidating saleable assets, storage of current accounting records, and managing an orderly wind down of operations at this facility. We maintain approximately 3,300 square feet of space at this facility. The Company pays $2,400 per month for use of this space. Notice has been provided by the Company to the landlord of its intention to vacate this facility by December 31, 2010.
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
     Royalty Receivable. We grant credit to our only customer, Novartis, in the normal course of business and under the terms contained in the Novartis Agreement. Novartis pays royalty income to us pursuant to the terms of the Novartis Agreement. At September 30, 2010, we had an outstanding royalty receivable with Novartis of $26,026, which was collected in October, 2010.
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
     Recent Accounting Pronouncements:
     In October 2009, FASB issued an update to the accounting and reporting guidance for multiple-deliverable revenue arrangements. The new accounting guidance removes the separation criterion that objective and reliable evidence of the fair value of the undelivered item must exist for the delivered items to be considered a separate unit or separate units of accounting. This FASB-issued update requires an entity to determine the selling price of qualifying deliverables based on a hierarchy of evidence. In considering the hierarchy of evidence, the entity must first determine the selling prices by using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, third-party evidence (“TPE”) of selling price must be used. If neither VSOE nor TPE of selling price exists for a deliverable, an entity must use its best estimate of the selling price for that deliverable in allocating consideration among deliverables in an arrangement. This update is effective for arrangements entered into in the fiscal years beginning on or after June 15, 2010, unless the vendor elects early application. We are evaluating the potential impact, if any, of the adoption of this update on our financial position and results of operations.
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
(3) Loss per Common Share
     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive. Common stock options to purchase 374,000 shares of common stock with a weighted average exercise price of $3.85 were outstanding for the three and nine month periods ended September 30, 2010, respectively. Because we had a loss from operations during the three and nine months ended September 30, 2010 and 2009, those shares were excluded from the loss per share computations because they were antidilutive.
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
(5) Novartis Supply and License Agreement
     In July, 2004, we entered into a supply and licensing agreement with Novartis, effective January 1, 2004. By December 31, 2004, the supply portion of the Novartis Agreement was completed and we no longer manufactured any product. Under the Novartis Agreement, we granted Novartis an exclusive license (the “License”) to all of our intellectual property to the extent that it is used or is useful in the production of the vapor patches that Novartis is selling under the Novartis Agreement. The License will continue in effect for the duration of the patents’ life permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property,

Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Novartis Agreement to pay royalties to us at an agreed upon percentage based on net sales of vapor patches by Novartis for each year the License is in effect.
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
     During the three and nine months ended September 30, 2010, we recorded revenue of $26,373 and $49,156, respectively, compared to revenue recorded for the three and nine months ended September 30, 2009 of $24,215 and $76,633, respectively, for royalties covered under the Novartis Agreement. We do not know the marketing intent of Novartis for our vapor patch product. Year to year royalties paid to us have declined and although 3rd quarter 2010 revenue is slightly higher than 3rd quarter 2009, we expect royalties received during the current year to continue on the per annum downward trend.
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
(8) Stock Option
     On September 22, 2010, our shareholders adopted and approved the LecTec Corporation 2010 Stock Incentive Plan (the “Stock Incentive Plan”). The purpose of the Stock Incentive Plan is to promote the interests of LecTec and our shareholders by aiding us in attracting and retaining employees, officers, consultants, advisors and non-employee directors who we expect will contribute to our success and to enable these individuals to participate in our long-term success and growth by giving them a proprietary interest in LecTec. The Stock Incentive Plan is intended to replace our existing LecTec Corporation 2001 Stock Incentive Plan, which is scheduled to expire by its terms on July 1, 2011. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the Stock Incentive Plan will be 450,000.
     On June 1, 2010, our CEO, as partial compensation for his employment, was granted a Non-Qualified Stock Option to purchase 125,000 shares of our common stock at $3.50 per share. The option has a 10 year term and vests as to 25,000 shares every 90 days, with the first vesting date August 30, 2010, until fully vested. Notwithstanding the vesting schedule, the entire option vests immediately if we have a change in control and the CEO’s employment is terminated by us within 15 months following the change in control for any reason other than the CEO’s death, by us for cause or by the CEO other than for good reason. The fair value of the option is the estimated present value at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: risk free interest rate 3.29%, expected life 10 years, expected volatility 195.84% and expected dividend rate 0.00%. We recorded share-based compensation of $78,660 and $104,816 during the three and nine month periods ended September 30, 2010. We did not record any share-based compensation during the three and nine months ended September 30, 2009. At September 30, 2010, there was approximately $288,244 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over 0.9 years.
(9) Advisory Service Agreement
     We have an Advisory Service Agreement with our previous Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The scope of the Advisory Service Agreement is to evaluate our opportunities in Asia and support our efforts regarding the development of our IP portfolio and the protection thereof. Compensation pursuant to this agreement is $11,000 per month, in addition to reimbursements for normal out of pocket expenses including a monthly stipend of $500 per month for phone expenses, and may be terminated on 30 days notice by either party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We are focused on four major areas: (1) engage a strategic partner to complete development of the hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements; (2) further monetization, if possible, of our IP portfolio, including our previously marketed TheraPatch® products, but excluding our hand sanitizer patch, through licensing, selling or engaging strategic partners for all or a portion of our hydrogel IP; (3) support our current litigation strategy; and (4) pursue merger/acquisition opportunities.
     Hand Sanitizer Patch. Due to the growing worldwide concern regarding the spread of germs through hand contact, we filed patents for, and screened, identified and tested technologies suitable for, an anti-microbial hand sanitizer patch. This activity has lead to the development of a prototype that is ready to begin efficacy and other testing to determine its market viability. We will continue limited research and development efforts to continue this progress and will pursue engaging a strategic partner to complete the development of our hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements. Because the hand sanitizer patch is a consumer product, we believe that engaging an established strategic partner is the best go-to-market strategy because we will be able to leverage any such partner’s competencies regarding the development and manufacturing of products, customer requirements and marketing and distribution strategies. We expect that Asian entities will provide the greatest opportunities because the Asian topical patch market represents the most significant portion of the worldwide market. If we are not able to engage an acceptable strategic partner, we will evaluate increasing the amount of resources designated for developing our hand sanitizer patch in light of progress made in our other strategic initiatives.

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
     Merger/Acquisition Opportunities. We believe that our cash balance and public company status provide the potential for merger/acquisition opportunities in addition to our work surrounding our IP portfolio, which we continue to explore. In evaluating any such opportunities, primary consideration will be given to companies generating revenue and addressing sizable markets which we believe may attract significant investment interest. Any transaction under consideration must also be expected to provide increased liquidity for our shareholders. Our current intention is not to seek multiple investments, but to focus our efforts on identifying a single transaction in which to apply our cash balance and public company status. Although opportunities related to our current business areas will be of greatest interest, we will evaluate situations in other areas in which we have the capability to make an appropriate and informed review.
     Our strategy described above will remain fluid as we pursue each area of such strategy. Although we believe that our strategy will result in increased value for our shareholders, there can be no assurance that our strategy, or any component thereof, will be successful.
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Results of Operations
     We recorded royalty income of $26,373 and $24,215 for the three months ended September 30, 2010 and 2009, respectively, and $49,156 and $76,633 for the nine months ended September 30, 2010 and 2009, respectively. This reflects an increase of $2,158 for the three months ended September 30, 2010 over 2009, but a decrease of $27,477 for the nine months ended September 30, 2010 over 2009. Although Novartis royalties for our 3rd quarter 2010 were higher than for our 3rd quarter 2009, the decrease in such revenue year to date is a result of the previous trend of lower sales by Novartis of its patch products using our licensed IP. The royalty income recorded during the three and nine month periods ended September 30, 2010 and 2009 was based on information provided by Novartis.
     Infringement income was $600,000 for the nine months ended September 30, 2009. The lack of infringement income in 2010 is a result of no litigation being settled or concluded during the first three quarters of 2010.
     Our operating expenses increased $484,657 to $639,878 for the three months ended September 30, 2010, from operating expenses of $155,221 for the comparable period in 2009. Such increase was the result of the following operating expenses: (1) litigation expenses of $275,708, funded from our litigation escrow account, which are direct out of pocket costs (other than attorney fees for which we have a contingent fee arrangement), resulting from preparation for our January 2011 trial; (2) expenses of approximately $64,500 related to our management and director transition, including costs of the Annual Meeting of Shareholders; and (3) a non-cash compensation expense of $78,660 for options granted to our current CEO. Our operating expenses increased $572,421 to $1,376,230 for the nine months ended September 30, 2010, from operating expenses of $803,809 for the comparable period in 2009. The increase in operating expenses for the nine month period resulted primarily from increases in salaries, non-cash compensation, management and director transition, consulting, litigation expenses and travel expenses. Actions to reduce our operating expenses have begun to be realized, and will continue to be reflected over the next two quarters, in a number of areas including compensation, rent, consulting fees and professional services. However, operating expenses relating to litigation and M&A activity will continue to fluctuate based upon activity in a particular quarter.

     We recorded a net loss of $(464,911), or $(0.11) per basic and diluted share, for the three months ended September 30, 2010, compared to a net loss of $(130,974), or $(0.03) per basic and diluted share, for the same period in 2009 and a net loss of $(941,227), or $(0.22) per basic and diluted share, for the nine months ended September 30, 2010, compared to a net loss of $(126,444), or $(0.03) per basic and diluted share, for the same period in 2009. The increase in net loss for the three and nine month periods ended September 30, 2010 from the comparable periods in 2009 is due to the increase in operating expenses combined with the decrease in royalty income from Novartis for the nine months ended 2010 and lack of infringement income. Interest income of $4,836 and $13,089 for the three and nine month periods ended September 30, 2010, respectively, were higher than comparable periods due to greater cash assets being available. Interest rates continue to be at historical lows and we continue to weigh risks against returns, taking a conservative approach to our cash investment strategy. Certain action has been, and will continue to be, taken to try to increase interest returns, however, we do not believe there will be a significant positive change in our interest returns for the foreseeable future. However, we have been able to receive slighter higher rates on part of our cash assets in accounts that are FDIC insured.
Income Taxes
     The income tax benefit for the three months and nine months ended September 30, 2010 was $143,758 and $372,758, respectively, as compared to no benefit in corresponding periods in 2009, as realization of net deferred taxes was not reasonably assured in the 2009 periods. The benefit for the three and nine months ended September 30, 2010 was principally the result of the federal tax benefit of the operating loss for such period.
Effect of Inflation
     Inflation has not had a significant impact on our operations or cash flow.
Liquidity and Capital Resources
     Our cash and cash equivalents decreased $6,482,410 for the nine month period ended September 30, 2010, to $9,283,697 from cash and cash equivalents of $15,766,107 at December 31, 2009. The decrease in cash and cash equivalents resulted primarily from cash dividend payments of $4,298,350 and from our current operating expenses. Our litigation escrow account and other prepaid expenses decreased $340,947 for the nine month period ended September 30, 2010 to $634,476 as a result of expenses for preparation of our January 2011 trial.
     We had no material commitments for capital expenditures at September 30, 2010 or 2009.
     We had working capital of $10,212,137 and a current ratio of 73.39 at September 30, 2010 compared to working capital of $11,025,789 and a current ratio of 2.92 at December 31, 2009. The decrease in working capital and increase in the current ratio at September 30, 2010, compared to December 31, 2009, was primarily due to our payment of a cash dividend of $4,298,350, our payment of income taxes of approximately $1.1 million, coupled with our net loss of $(941,227).
     Shareholders’ equity decreased $797,411 to $10,263,758 at September 30, 2010 from $11,061,169 at December 31, 2009, due to the net loss we incurred during the nine months ended September 30, 2010, offset with stock options exercised and the grant of a stock option.
     We entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, who is our legal counsel in the pending patent infringement litigation. See Part II, Item 1 of this Form 10-Q for additional information concerning this litigation. Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing us in this matter. We are also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an up-front advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that our obligation to advance such funds and pay such expert expenses will be suspended if our cash levels fall below certain thresholds. Thereafter, if our cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended. To date we have expended an aggregate of approximately $8.3 million under the agreement.

     We currently estimate that we will receive less than $75,000 per year in royalty income based upon historical royalty income and cash receipt activity from Novartis, coupled with the downward trending of this income. Royalty income is uncertain because it is subject to factors that we cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that we will be successful in negotiating new licensing opportunities with Novartis or other companies or having success in our litigation due to the uncertainties and risks described in “Risk Factors” in Item 1A filed on Form 10-K for the period ending December 31, 2009.
CRITICAL ACCOUNTING POLICIES
     Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended September 30, 2010 and 2009. The critical accounting policies appear in Note 2 of the Notes to Condensed Financial Statements in this Form 10-Q.
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
     Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
     During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On December 3, 2008, our counsel in the litigation, Rader, Fishman & Grauer PLLC (the “Counsel”), participated in a scheduling conference in this case. As a result of that conference, the Court scheduled a Markman hearing for May 6, 2010 and a final pretrial conference for January 3, 2011 to address any final matters before the start of trial on January 4, 2011. Based on the schedule established by the Court, it is clear that pursuing our claims in this litigation through trial will be a lengthy process.
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
     On November 11, 2009, we entered into a Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo Pharmaceuticals Inc. (“Endo”). Pursuant to the Endo Settlement Agreement, Endo agreed to pay us a one–time license fee of $23,000,000 and we granted to Endo an exclusive license to the Patents–In–Suit for use in the field of prescription pain medicines and treatment. In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the litigation with prejudice and without costs; (b) we agreed to release all claims against Endo that were asserted by or could have been asserted by us against Endo in the litigation or that relate to, arise from or are in any manner connected to the Patents–In–Suit; (c) Endo agreed to release all claims against us that were asserted by or could have been asserted by Endo against us in the litigation; (d) we agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by us as of November 11, 2009, any continuation, continuation–in–part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) we agreed not to transfer either of the Patents–In–Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement. We received approximately $16,000,000 in net cash proceeds from this settlement in December 2009. From these proceeds, we replenished the trust fund we have with the Rader Firm with $1,000,000 dollars to fund ongoing patent litigation. The trust fund balance at September 30, 2010 was $603,690 compared to a balance of $931,954 at December 31, 2009. If funds are not completely expended, then the remaining cash balance in the trust fund will revert to us.
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
     On May 6, 2010 a Markman hearing occurred in Texarkana, Texas and the US District Court for the Eastern District of Texas issued Orders concerning it on May 20, 2010. The first Order was based on our motion to strike an exhibit from Chattem, Inc.’s Opposition Brief, and our motion to strike was granted by the Court. The second Order issued by the court denied Defendant’s motion request for leave to file for summary judgment as to non-infringement, but granted the request for leave to file for summary judgment as to invalidity of patents. The Court also issued its Markman ruling interpreting the terms “cured” and “non-occlusive” contained in our patents.
We engaged in voluntary mediation with Chattem, Inc. in July 2010. A Report of Mediation by the Hon. Harlan A. Martin was filed stating that the parties were unable to reach settlement. On September 28, 2010 the United States District Court for the Eastern District of Texas issued an Order regarding Prince of Peace’s and Chattem’s (“Defendants”) requests to file motions for summary judgment: (1) of invalidity due to the on-sale bar of 35 U.S.C. § 102(b); and (2) regarding Defendants’ defenses of equitable estoppels and laches and our motions: (3) on, and to preclude testimony related to, Defendants’ 35 U.S.C. § 102(b) defense based on the Aqua-Patch; and (4) on infringement by Defendants. The Order granted Defendants’ the right to file a summary judgment motion regarding on-sale bar, but denied them the opportunity regarding the equitable defenses of estoppel and laches. With regard to the equitable issues, the Court stated that the custom in patent cases is to hold a separate bench proceeding after the jury trial on such issues. The Order granted us the right to file summary judgment motions on infringement and to preclude Defendants Aqua-Patch defense.
     We are diligent in pursuing our patent infringement lawsuit against the remaining two defendants, Chattem, Inc. and Prince of Peace Enterprises, Inc. We will oppose Defendants’ expected Motion for Summary Judgment and our Counsel is preparing for trial, which is scheduled to begin in January 2011.
     We are unable to determine, based on current information available, whether we will be successful in our legal pursuits against the remaining two defendants. We give no assurance as to the outcome of the ongoing lawsuit or whether our Patents–In–Suit and claims asserted in the related patents could be deemed invalid by a court of law.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS

Exhibit No.	Description
3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.01	LecTec Corporation 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 20, 2010).

10.02	Form of Non-Qualified Stock Option Agreement for grants to Directors under 2010 Stock Incentive Plan, filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECTEC CORPORATION
Date: November 15, 2010	By:	/s/ Greg G. Freitag
Greg G. Freitag
Chief Executive Officer, Chief Financial Officer, & Director (Principal Financial Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.01	LecTec Corporation 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 20, 2010).

10.02	Form of Non-Qualified Stock Option Agreement for grants to Directors under 2010 Stock Incentive Plan, filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.