Form 10-K
period 2010-12-31
LECTEC CORP /MN/
filed 2011-03-30
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ TO ________
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
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted in its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
As of June 30, 2010, the value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,526,683 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.
The number of shares outstanding of the registrant’s Common Stock as of March 30, 2011 was 4,305,026 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the outcome of pending patent infringement litigation against Prince of Peace Enterprises, Inc., pursuit of, and competition for, business opportunities, desired outcome of merger and acquisition strategy, dilutive transactions, the Company’s receipt of royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for license, sale or strategic partner agreements related to patents that the Company holds, volatility in the price of our common stock and other risks and uncertainties as described in “Risk Factors” included in Item 1A of this Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
LecTec Corporation (the “Company” or “LecTec”) is an intellectual property (“IP”) licensing and holding company with $9,036,400 in cash, including FDIC insured investments, as of December 31, 2010. LecTec is pursuing a merger and acquisition strategy which is intended to leverage its cash asset and improve shareholder value and liquidity. LecTec holds multiple domestic and international patents based on its original hydrogel patch technology and has filed patent applications on a hand sanitizer patch. LecTec also has a licensing agreement (“Novartis Agreement”) with Novartis Consumer Health, Inc., under which LecTec receives royalties from time to time based upon a percentage of Novartis’ net sales of licensed products. LecTec takes legal action as necessary to protect its intellectual property and is currently involved in one patent infringement action against Prince of Peace Enterprises which is scheduled for trial in April 2011, with court ordered mediation to occur on March 30, 2011. LecTec in March, 2011 settled its patent infringement lawsuit against Chattem, Inc. for a one-time payment of $3,600,000. Such settlement proceeds are before paying contingent legal fees and prior to any tax effect. The LecTec hydrogel patch technology allows for a number of potential applications, while its anti-microbial hand sanitizer patch is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed, or exposed to the eye. An initial prototype of the hand sanitizer patch has been developed and LecTec is exploring the engagement of a strategic partner to complete its hand sanitizer patch development. An effort to monetize products from LecTec’s intellectual property is also ongoing.
The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. The Company’s principal executive office is located at 1407 South Kings Highway, Texarkana, Texas 75501, its telephone number is (903) 832-0993, its corporate internet Website is www.lectec.com, and the Company’s stock trades on the Over the Counter (“OTC”) Bulletin Board under the symbol LECT.OB.
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
During the years ended December 31, 2010 and 2009, the Company recorded revenue of $91,273 and $111,376, respectively, for royalties covered under the Agreement it has with Novartis. Year over year such royalties have declined and we anticipate that this trend will continue.
PATENT INFRINGEMENT LITIGATION
For the years ended December 31, 2010 and 2009, the Company recorded $0 and $24,800,000, respectively, in revenue related to the settlement of litigation against five defendants for patent infringement. The Company settled with three defendants during 2009, one defendant in March 2011, and will be going to trial against the remaining defendant in April 2011. See PART I, ITEM 3 of this Form 10-K for additional information.
STRATEGY AND BUSINESS PLAN
The Company’s strategy is focused on four major areas: (1) pursue merger/acquisition opportunities; (2) support our current litigation strategy; (3) engage a strategic partner to complete development of the hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements; and (4) further monetization, if possible, of our IP portfolio, excluding our hand sanitizer patch, through licensing, selling or engaging strategic partners for all or a portion of our hydrogel IP. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company’s intellectual property in conjunction with reducing operational costs.

PATENTS AND TRADEMARKS
The Company’s policy is to protect its proprietary position by securing U.S. and foreign patents that cover the technology, inventions and improvements related to its business. The Company has 3 pending and 13 granted U.S. patents, multiple international pending and granted patents and a foreign application through the Patent Cooperation Treaty (“PCT”) related to its patch technologies. The Company’s issued U.S. patents have a remaining legal duration ranging from one to 11 years. Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted under the Company’s patents will provide a competitive advantage.
The Company uses both patents and trade secrets to protect its proprietary property and information, but there can be no assurance that other parties will not independently develop the same or similar information to our detriment.
On July 25, 2008, the Company filed a complaint for patent infringement against five companies, alleging that those companies have infringed upon two of the Company’s patents relating to its medicated patch technology. The Company has subsequently settled with four of the parties for the Patents-In-Suit, as defined in Item 3 hereof. See PART I, ITEM 3 of this Form 10-K for additional information.
EMPLOYEES AND CONSULTANTS
At December 31, 2010, the Company had two full time employees and a five-member Board of Directors. On January 1, 2010, Mr. Judd Berlin, who was the Company’s former CEO and CFO, and Dr. Daniel Sigg, who was serving in the capacity as CSO, became full time employees of the Company. The Company also has a full time controller. Effective June 1, 2010 the Company entered into an Advisory Services Agreement with Mr. Berlin at which point he ceased to be an employee of the Company. Concurrently on June 1, 2010, Mr. Greg Freitag was employed by the Company to serve in the positions of Chief Executive Officer and Chief Financial Officer of the Company. Effective October 1, 2010 the Company entered into a Consulting Agreement with Dr. Sigg at which point he ceased to be an employee of the Company. Both Mr. Berlin and Dr. Sigg continue to serve the Company in a consulting capacity, however, Mr. Berlin has been provided notice of termination of his Advisor contract.
ITEM 1A. RISK FACTORS
Patent litigation is expensive and requires substantial amounts of management attention.
The eventual outcome of patent litigation is uncertain and involves substantial risks. We are expending significant amounts of time, money and management resources on intellectual property litigation, which could negatively affect our results of operations. Litigation against the last defendant is scheduled for April 2011, with court ordered mediation to occur on March 30, 2011. We cannot give any assurance to the outcome of our litigation efforts as there are many variables related to a jury trial. The anticipated monetary rewards and damages, if any, are uncertain.
The pursuit of merger and acquisition transactions is competitive and completion of such transaction may not have the desired outcome.
We are pursuing a merger and acquisition strategy which is intended to leverage our cash asset and improve shareholder value and liquidity. Competition for companies to merge with or acquire is extensive and include, but are not limited to, private equity firms, hedge funds, and operating entities. There can be no assurance that we will be able to complete such a transaction or be positioned to negotiate the most advantageous terms. Completion of a transaction will not assure that a liquid market for the Company’s stock will develop or the company will perform as anticipated to provide increased value to Company shareholders.
Our business plan may be dilutive to our existing shareholders.
We are considering business opportunities that, if completed, although intended to increase aggregate shareholder value, would result in existing shareholders experiencing dilution in their ownership interest. Also, additional dilution could result if funds are raised pursuant to such activity, or otherwise in the future, by the issuance of convertible debt or equity securities. If additional funds are raised by the issuance of debt or certain equity instruments, such as preferred stock, we may become subject to certain operational limitations, and such securities may have rights senior to those of existing holders of common stock. There can be no assurance that we will be successful in completing any transaction or in obtaining additional financing if necessary.
Patents and other proprietary rights provide uncertain protection of our proprietary information and our inability to protect a patent or other proprietary rights may adversely affect our business.
The patent and other proprietary rights position of companies such as ours is uncertain and involves complex legal and factual questions. Issued patents can later be held invalid by the patent office issuing the patent or by a court. We cannot assure you that our patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us value. Many other organizations, with substantially greater resources than ours, are engaged in research and development of technologies and products.

Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more technologies, products or methods which we currently consider proprietary to us. The Company has taken steps and incurred expenses to protect and evaluate its patent portfolio in an effort to verify and determine the validity of the Company’s patent rights. The outcome of this evaluation is uncertain and could be challenged. Moreover, we can provide no assurance that confidentiality agreements, trade secrecy agreements or similar agreements intended to protect unpatented technology will provide the intended protection. Intellectual property litigation is extremely expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation. Adverse outcomes regarding our intellectual property, including claimed infringement of the rights of others, could have a materially adverse effect on our business.
Expiration of our patents.
Our patents have a limited life and finite expiration period. Although we have new patents pending approval, including for the hand sanitizer patch, our Patents—In—Suit, as defined in Item 3 hereof, will expire in 2014.
We have limited staffing.
Our success is dependent upon the efforts of our Board of Directors and full time employees of the Company. As of December 31, 2010, the Company had two full-time employees’ whose efforts are focused on our external reporting requirements, maintaining our day-to-day operations, reducing costs, monitoring litigation activity and pursuing merger and acquisition opportunities. We are considered a small business issuer as defined under the rules of the Securities and Exchange Commission (“SEC”). Current legislation related to the Sarbanes-Oxley Act of 2002 (“SOX”) and the Company’s efforts to become compliant thereunder, have been and are expected to be costly to the Company despite the internal controls the Company has in place. If our full-time employees’ or members of our Board of Directors decide to depart from the Company, we could be adversely affected if suitable replacement personnel or directors are not quickly retained. The current financial condition and associated risks of the Company may make it difficult to retain and attract, if necessary, qualified personnel. We currently have a key man life insurance policy on our CEO, Greg Freitag in the amount of $2,000,000.
The price of our common stock could be highly volatile due to a number of factors.
The trading price of our common stock may fluctuate widely as a result of a number of factors, including:
•	trading of our common stock on the OTC Bulletin Board;

•	limited daily trading volume resulting in the lack of a liquid market;

•	fluctuations in price and volume due to investor speculation, internet message postings, and other factors that may not be tied to the financial performance by the Company;

•	outcomes related to the Company’s efforts to protect its patent portfolio;

•	performance by the Company in the execution of its business plan;

•	regulatory developments in both the United States and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;

•	economic and other external factors; and

•	period-to-period fluctuations in financial results.
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
The Company currently receives royalty income pursuant to a licensing Agreement it has with Novartis related to the sales of an adult vapor patch. Royalties resulting from such license provides very limited funds to continuing operations and are uncertain because of the acceptance of the product in the market place, severity of the cough, cold and flu seasons, marketing efforts by Novartis and other factors that the Company is unable to control. Year over year the Novartis royalties have declined and we anticipate that this trend will continue. Currently, the Company has no other licensing arrangements in place.

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
The issuance of new accounting pronouncements may have an impact on financial results.
The issuance of accounting pronouncements may affect the Company’s results from time to time depending on specific issues relevant to our Company, adoption dates, and alternatives the Company may choose with respect to the particular pronouncement.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Company currently has one leased facility in Texas and two record storage locations in Minnesota as of December 31, 2010.
In July 2008, the Company moved its corporate headquarter facilities (principal executive office) from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501. In February 2010, the Company renewed the Texas Lease until March 1, 2011 at a monthly lease rate of $750 per month and has subsequently renewed the Texas lease until March 1, 2012 at a monthly lease rate of $750 per month. The Texas Lease contains customary representations, warranties, and covenants on the part of the Company and the landlord. In addition to the Texas Lease, the Company currently maintains two storage locations in Minnesota for record retention purposes at a cost of approximately $4,153 per year.
In January 2009, the Company entered into a lease amendment (the “Lease Amendment”) amending its lease dated May 23, 2003, between the Company and SMD Lincoln Investments (the “Minnesota Lease”), regarding the Company’s previous headquarters located at 5610 Lincoln Drive, Edina, Minnesota (the “Leased Premises”). The Lease Amendment renewed for successive one-month periods until the Minnesota Lease was terminated by the Company giving 30 days’ written notice to the landlord of its intention to vacate the Leased Premises by December 31, 2010. The Company used the space for liquidating saleable assets and managing an orderly wind down of operations at the Leased Premises. The Company maintained approximately 3,300 square feet of space at the Leased Premises. The Company has vacated the Leased Premises and terminated its obligations under the Lease Amendment effective December 31, 2010.
In July 2008, the Company opened an office in India, which was located at Level 2, Connaught Place, Bund Garden Road, Pune, India 411001, to explore research, development and manufacturing opportunities for its advanced skin interface technologies and products. The Company has terminated this lease and had no future obligations as of December 31, 2010.

ITEM 3. LEGAL PROCEEDINGS
On July 25, 2008, we filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc. (Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc. (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleges, among other things, that the Defendants infringed upon two of our patents (the “Patents—In—Suit”), which relate to our medicated patch technology. We sought to enjoin the Defendants from infringing the Patents—In—Suit and to recover monetary damages related to such infringement, as well as interest and litigation costs.
In October 2008, all five of the Defendants filed answers (the “Answers”) in response to the Complaint denying our claims therein, and asserting certain affirmative defenses and counterclaims against us, including assertions that the Patents—In—Suit are invalid and unenforceable, and claims for attorneys’ fees and costs. On October 20, 2008, we filed our replies to the Answers, denying such counterclaims and affirmative defenses, including the claims that the Patents—In—Suit are invalid and unenforceable.
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
On May 29, 2009, we entered into a Settlement Agreement and Mutual Release (the “Mentholatum Settlement Agreement”) with The Mentholatum Company (“Mentholatum”) to settle our claims against Mentholatum that Mentholatum infringed the Patents—In—Suit. Pursuant to the Mentholatum Settlement Agreement, Mentholatum paid us an aggregate of $600,000 in $100,000 monthly installments from May through October 2009. In addition, under the Mentholatum Settlement Agreement (a) we agreed to dismiss the litigation against Mentholatum with prejudice, (b) the parties agreed to mutual general releases of all claims other than their prospective obligations under the Mentholatum Settlement Agreement and claims arising after the date of the Mentholatum Settlement Agreement, (c) we agreed not to sue Mentholatum or Rohto Pharmaceutical Co., Ltd., the parent company of Mentholatum, for any infringement of the Patents—In—Suit, any patent that claims priority, directly or indirectly, from the Patents—In—Suit, or any foreign counterparts of the Patents—In—Suit, and (d) we agreed not to transfer any such patents unless the transferee agrees to be bound by the covenant not to sue. Mentholatum and Rohto agreed not to challenge the validity or enforceability of such patents. The proceeds received from this settlement were reduced by the amounts due to the Rader firm per our contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs. We received approximately $350,000 in net cash proceeds from the Mentholatum settlement.
On November 11, 2009, we entered into a Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo Pharmaceuticals Inc. (“Endo”). Pursuant to the Endo Settlement Agreement, Endo agreed to pay us a one—time license fee of $23,000,000 and we granted to Endo an exclusive license to the Patents—In—Suit for use in the field of prescription pain medicines and treatment. In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the litigation with prejudice and without costs; (b) we agreed to release all claims against Endo that were asserted by or could have been asserted by us against Endo in the litigation or that relate to, arise from or are in any manner connected to the Patents—In—Suit; (c) Endo agreed to release all claims against us that were asserted by or could have been asserted by Endo against us in the litigation; (d) we agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by us as of November 11, 2009, any continuation, continuation—in—part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) we agreed not to transfer either of the Patents—In—Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement. We received approximately $16,000,000 in net cash proceeds from this settlement in December 2009. From these proceeds, we replenished the trust fund we have with the Rader Firm with $1,000,000 dollars to fund ongoing patent litigation. The trust fund balance at December 31, 2010 was $432,344 compared to a balance of $931,954 at December 31, 2009. If funds are not completely expended, then the remaining cash balance in the trust fund will revert to us.
On December 18, 2009, we entered into a Settlement Agreement and Mutual Release (the “JJCC Settlement Agreement”) with Johnson & Johnson Consumer Companies, Inc. (“JJCC”) to settle our claims against JJCC that JJCC infringed our Patents—In—Suit. Pursuant to the JJCC Settlement Agreement, JJCC paid us a one—time sum of $1,200,000 and we granted to JJCC a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) the Patents—In—Suit, (b) any patent that claims priority, directly or indirectly, from the Patents—In—Suit (the “Family Patents”), including, without limitation, U.S. Patent Nos. 6,096,333, 6,096,334 and 6,361,790, (c) any foreign counterparts of the Patents—In—Suit or any of the Family Patents to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any apparatus, method, product, component, service, product by process or any device associated with JJCC or its subsidiaries, affiliates or other controlled entities, for the past, present and future until the expiration of the last patent described above and (d) any patents that we own or currently have an interest in to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any non—prescription, non—occlusive medicated hydrogel patch products that are used to alleviate pain associated with JJCC (collectively, the License Grant”); provided, however, that the License Grant under clauses (a), (b) and (c) above excludes over—the—counter vapor patches which emit vapors that provide cough and cold relief when inhaled, and prescription, non—occlusive, medicated hydrogel patch products that are used to alleviate pain. The proceeds received from this settlement were reduced by the amounts due to the Rader firm per our contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs. After these expenses we received net cash proceeds of approximately $720,000.

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
We engaged in voluntary mediation with Chattem, Inc. in July 2010. A Report of Mediation by the Hon. Harlan A. Martin was filed stating that the parties were unable to reach settlement. On September 28, 2010 the United States District Court for the Eastern District of Texas issued an Order regarding Prince of Peace’s and Chattem’s (“Defendants”) requests to file motions for summary judgment: (1) of invalidity due to the on-sale bar of 35 U.S.C. § 102(b); and (2) regarding Defendants’ defenses of equitable estoppels and laches and our motions: (3) on, and to preclude testimony related to, Defendants’ 35 U.S.C. § 102(b) defense based on the Aqua-Patch; and (4) on infringement by Defendants. The Order granted Defendants’ the right to file a summary judgment motion regarding on-sale bar, but denied them the opportunity regarding the equitable defenses of estoppel and laches. With regard to the equitable issues, the Court stated that the custom in patent cases is to hold a separate bench proceeding after the jury trial on such issues. The Order granted us the right to file summary judgment motions on infringement and to preclude Defendants Aqua-Patch defense. The court denied all summary judgments motions.
On March 23, 2011, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Chattem Settlement Agreement”) with Chattem to settle the Company’s claims against Chattem that Chattem infringed the Patents-In-Suit. Pursuant to the Settlement Agreement, Chattem will pay the Company a one—time sum of $3,600,000 and the Company will grant to Chattem a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) the Patents—In—Suit, (b) any patent that claims priority, directly or indirectly, from the Patents—In—Suit (the “Family Patents”) and (c) any foreign counterparts of the Family Patents, for use in connection with any product or process sold or used by Chattem, other than products covered by exclusive licenses previously granted to other companies. Such settlement proceeds are before paying contingent legal fees and prior to any tax effect. In addition, under the Settlement Agreement the Company and Chattem entered into mutual releases of all claims.
We are diligent in pursuing our patent infringement lawsuit against the remaining defendant Prince of Peace Enterprises, Inc. and we are preparing for trial which is scheduled for April 2011, with court ordered mediation to occur on March 30, 2011. We are unable to determine, based on current information available, whether we will be successful in our legal pursuits against the remaining defendant. We give no assurance as to the outcome of the ongoing lawsuit or whether our Patents—In—Suit and claims asserted in the related patents could be deemed invalid by a court of law.
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

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low

Quarter ended March 31	$6.31	$2.90	$8.00	$2.00

Quarter ended June 30	3.75	2.70	4.75	2.00

Quarter ended Sept. 30	4.25	2.90	6.49	2.15

Quarter ended Dec. 31	3.50	3.00	5.90	3.30
As of March 30, 2011, the Company had 4,305,026 shares of common stock outstanding, and approximately 229 common shareholders of record, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. The Company estimates that there are approximately less than 850 individual owners.
At a Board of Directors meeting held on December 21, 2009, the Board declared a cash dividend of $1.00 per share to shareholders of record at January 29, 2010 that was payable on February 12, 2010. The Company distributed $4,298,350 on February 12, 2010 to its shareholders. The Company may pay future dividends based upon excess cash the Company may have from litigation income or royalty and licensing income that exceeds operating expenses that the Company is likely to incur. However, there can be no assurance that the Company will pay any future dividends. The Company did not declare or make any dividend distributions in 2010.
We did not repurchase any of our securities during the fourth quarter of 2010. We had no sales of unregistered securities during 2010 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.
See Item 12 of Part III of this annual report on Form 10-K for disclosure regarding our compensation plans under which our equity securities are authorized for issuance.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our business plan is focused on four major areas: (1) pursue merger/acquisition opportunities; (2) support our current litigation strategy; (3) engage a strategic partner to complete development of the hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements; and (4) further monetization, if possible, of our IP portfolio, excluding our hand sanitizer patch, through licensing, selling or engaging strategic partners for all or a portion of our hydrogel IP. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from protection of rights pertaining to the Company’s intellectual property in conjunction with reducing operational costs.
Merger/Acquisition Opportunities. We believe that our cash balance and public company status provide the potential for merger/acquisition opportunities. In evaluating any such opportunities, primary consideration will be given to companies generating revenue and addressing sizable markets which we believe may attract significant investment interest. Any transaction under consideration should also be expected to provide increased liquidity for our shareholders. Our current intention is not to seek multiple investments, but to focus our efforts on identifying a single transaction in which to apply our cash balance and public company status. Although opportunities related to our current business areas will be of greatest interest, we will evaluate situations in other areas in which we have the capability to make an appropriate and informed review.

Litigation. In April 2007, we were granted a re-examination certificate related to a patent that we hold. During 2008, we retained a legal firm on a contingency fee basis to assist us in enforcing our rights related to potential patent infringement claims by the Company. As a result, we sued five parties and, during 2009, we settled our claims with three of such parties and in March, 2011 settled with a fourth. We remain diligent in pursuing our patent infringement claims against the remaining party, with trial set for April 2011. See PART I, ITEM 3 of this Form 10-K for additional information.
Hand Sanitizer Patch. Due to the growing worldwide concern regarding the spread of germs through hand contact, we filed patents for, and screened, identified and tested technologies suitable for, an anti-microbial hand sanitizer patch. This activity has lead to the development of a prototype that is ready to begin efficacy and other testing to determine its market viability. We will seek to engage a strategic partner to complete the development of our hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements. Because the hand sanitizer patch is a consumer product, we believe that engaging an established strategic partner is the best go-to-market strategy because we will be able to leverage any such partner’s competencies regarding the development and manufacturing of products, customer requirements and marketing and distribution strategies. We expect that Asian entities will provide the greatest opportunities because the Asian topical patch market represents the most significant portion of the worldwide market. If we are not able to engage an acceptable strategic partner, we will evaluate how, or if, to proceed with our hand sanitizer patch in light of progress made in our other strategic initiatives.
IP Portfolio, Excluding Hand Sanitizer Patch. We completed an evaluation of our IP portfolio, which included conducting both a current analysis of our portfolio and referring to our 2007 extensive market research and intellectual property report. Based on this evaluation, we believe that the best strategy to derive further value, if any, from our IP portfolio, other than our hand sanitizer patch, is to pursue licensing of this IP, and to engage strategic partners to help us further develop, if necessary, manufacture and/or market this IP, or sell all or a portion of this IP. At this time, we do not intend to conduct any further research and development with respect to our hydrogel IP. We will begin to identify those parties that we believe may have interest in this IP and approach them. If we are not able to identify suitable alternatives regarding the licensing, sale or strategic partnering of our hydrogel IP, we will reevaluate our position with respect to the foregoing in light of progress made in our other strategic initiatives.
Our strategy described above will remain fluid as we pursue each area of it. Although we believe that our strategy will result in increased value for our shareholders, there can be no assurance that our strategy, or any component thereof, will be successful.
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009
Results of Operations
The Company recorded revenue of $91,273 and $24,911,376 for the year ended December 31, 2010 and 2009, respectively. The decrease in revenue for the year ended December 31, 2010 from 2009 was primarily due to the lack of infringement revenue of $24.8 million as a result of no litigation being settled or concluded during 2010. Royalty income also decreased $20,103 for the year ended December 31, 2010, from the comparable period in 2009. The decrease in royalty income for 2010 from the comparable period in 2009 was due to a declining trend of sales by Novartis of its patch products using our licensed IP. The royalty income recorded during the year ended December 31, 2010 and 2009 was based on information provided by Novartis.
Our operating expenses decreased $7,015,797 to $1,939,798 for the year ended December 31, 2010, from operating expenses of $8,955,595 for the comparable period in 2009. The decrease in operating expenses for 2010 resulted primarily from a decrease in legal expenses of approximately $7.3 million due to the lack of infringement income and related contingent settlement fees for 2010, partially offset with increases in salaries, management and director transition costs, consulting, litigation expenses and travel expenses. Actions to reduce our operating expenses beginning in the second half of the year are being realized in a number of areas including compensation, rent, consulting fees, and professional services. However, operating expenses relating to litigation, IP and M&A activity will continue to fluctuate based upon activity going forward.
The Company recorded a net loss of $(1.32) million, or $(0.31) per basic and diluted share for the year ended December 31, 2010, compared to net income of $15.0 million, or $3.51 and $3.49 per basic and diluted share, respectively, for the same period in 2009.
Income Taxes
The Company recorded an income tax benefit of $509,047 for the year ended December 31, 2010, compared to income tax expense for the year ended December 31, 2009 of $1.04 million. For 2009, the provision was principally the result of the income derived from infringement revenue. In 2009, the Company also reversed its valuation allowance on the net operating loss carry forwards as they were significantly utilized in 2009.

Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flows.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $8,689,280 for the year ended December 31, 2010, to $7,076,827, from cash and cash equivalents of $15,766,107 at December 31, 2009. In addition to cash and cash equivalents, the Company had investments in certificates of deposits that were insured by the Federal Deposit Insurance Corporation (“FDIC”) of 1,959,573 with maturities of less than six months at December 31, 2010. The decrease in cash and cash equivalents resulted primarily from a cash dividend payment of $4,298,350 and from our current operating expenses. Our litigation escrow account and other prepaid expenses decreased $499,610 for the twelve month period ended December 31, 2010 to $432,344 as a result of expenses for preparation of our April 2011 trial.
The Company had no material commitments for capital expenditures at December 31, 2010 or 2009.
The Company had working capital of $9,972,819 and a current ratio of 88.21 at December 31, 2010 compared to working capital of $11,025,789 and a current ratio of 2.92 at December 31, 2009. The decrease in working capital and increase in the current ratio at December 31, 2010, compared to December 31, 2009, was primarily due to our payment of a cash dividend of $4,298,350, our payment of income taxes of approximately $1.1 million, coupled with our net loss of $1,316,299.
Shareholders’ equity decreased $1,032,041 to $10,029,128 at December 31, 2010 from $11,061,169 at December 31, 2009, due to the net loss we incurred during the year ended December 31, 2010, offset with stock options exercised and compensation expense related to the grant of a stock options during 2010.
The Company entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, who is our legal counsel in the pending patent infringement litigation. See Part I, Item 3 of this Form 10-K for additional information concerning this litigation. Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter. The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an up front advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds. Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended. To date the Company has expended approximately $8.5 million (in aggregate) under the agreement for advances to the Rader firm and payments for expert services.
Interest income of $16,239 (0.20% average annual interest) for the year ended December 31, 2010, compared to interest income for the year ended December 31, 2009 of $1,954 (1.0% average annual interest), was higher due to greater cash assets being available in fiscal 2010. Interest rates continue to be at historical lows and we continue to weigh risks against returns, taking a conservative approach to our cash investment strategy. Certain action has been, and will continue to be, taken to try to increase interest returns, however, we do not believe there will be a significant positive change in our interest returns for the foreseeable future. However, we have been able to receive slighter higher rates on part of our cash assets in accounts that are FDIC insured.
The Company currently estimates that it will receive less than $75,000 per year in royalty income based upon historical royalty income and cash receipt activity from Novartis, coupled with the downward trending of this income. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, or having success in our business plan, due to the uncertainties and risks described in “Risk Factors” in Item 1A. of this Form 10-K.
CRITICAL ACCOUNTING POLICIES
Management believes that the Company has not adopted any critical accounting policies, which, if changed, would result in a material change in financial estimates, financial condition, results of operations or cash flows for the years ended December 31, 2010 and 2009. Critical accounting policies are as follows:

Revenue Recognition
Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement, based upon sales information of licensed products provided by Novartis, and when collection is reasonably assured. Infringement income is recognized when settlement agreements have been signed and collection is reasonably assured.
Patent Costs
The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The amount of impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2010 or 2009.
Royalty Receivable
The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Agreement. Pursuant to the Agreement, Novartis pays royalty income within the terms defined in the Agreement and management believes, based upon past payment experience, that any and all amounts outstanding are fully collectible. At December 31, 2010, the Company had a royalty receivable due to the Company of $42,117 which was collected in January 2011. At December 31, 2009, the Company had a royalty receivable due to the Company of $31,525, which was collected in January 2010.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. The Company recorded share-based compensation expense of $245,258 during the year ended December 31, 2010. The Company did not record any share-based compensation expense during the year ended December 31, 2009.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of
LecTec Corporation
We have audited the accompanying balance sheets of LecTec Corporation as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LecTec Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP
Minneapolis, Minnesota
March 30, 2011

LecTec Corporation
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,076,827	$15,766,107
Certificates of deposit	1,959,573	—
Royalty receivable	42,117	31,525
Prepaid expenses and other	470,651	975,423
Deferred tax asset	538,000	—

Total current assets	10,087,168	16,773,055

FIXED ASSETS:
Office equipment	9,847	8,590
Accumulated depreciation	(6,199)	(3,021)

	3,648	5,569

OTHER ASSETS:
Patent costs	52,661	29,811

TOTAL ASSETS	$10,143,477	$16,808,435

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$62,305	$84,659
Accrued expenses	52,044	322,854
Dividend payable	—	4,298,350
Income tax payable	—	993,403
Deferred tax liability	—	48,000

Total current liabilities	114,349	5,747,266

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,305,026 and 4,290,026 shares issued and outstanding at December 31, 2010 and 2009, respectively	43,050	42,900
Additional contributed capital	12,936,327	12,652,219
Accumulated deficit	(2,950,249)	(1,633,950)

	10,029,128	11,061,169

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,143,477	$16,808,435

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF OPERATIONS
Years ended December 31, 2010 and 2009

	2010	2009

CONTINUING OPERATIONS:
REVENUE
Infringement income	$—	$24,800,000
Royalty and licensing fees	91,273	111,376

Total revenue	91,273	24,911,376

OPERATING EXPENSES	1,939,798	8,955,595

Operating income (loss) from continuing operations	(1,848,525)	15,955,781

INTEREST AND MISCELLANEOUS INCOME	23,179	1,954

Income (loss) from continuing operations before income taxes	(1,825,346)	15,957,735

INCOME TAX BENEFIT (EXPENSE)	509,047	(1,041,403)

Income (loss) from continuing operations	(1,316,299)	14,916,332

DISCONTINUED OPERATIONS:
Reversal of sales returns allowance	—	130,000

NET INCOME (LOSS)	$(1,316,299)	$15,046,332

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,304,204	4,290,026

Diluted	4,304,204	4,309,258

INCOME (LOSS) PER COMMON SHARE:
Basic —
Continuing operations	$(0.31)	$3.48
Discontinued operations	—	0.03

	$(0.31)	$3.51

Diluted —
Continuing operations	$(0.31)	$3.46
Discontinued operations	—	0.03

	$(0.31)	$3.49

DIVIDEND DECLARED PER COMMON SHARE	$—	$1.00

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2010 and 2009

			Additional
	Common stock		contributed	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31, 2008	4,290,026	$42,900	$12,652,219	$(12,381,932)	$313,187
Cash dividend	—	—	—	(4,298,350)	(4,298,350)
Net income	—	—	—	15,046,332	15,046,332

Balance at December 31, 2009	4,290,026	$42,900	$12,652,219	$(1,633,950)	$11,061,169

Stock compensation expense	—	—	245,258	—	245,258
Exercise of stock options	15,000	150	38,850		39,000
Net loss	—	—	—	(1,316,299)	(1,316,299)

Balance at December 31, 2010	4,305,026	$43,050	$12,936,327	$(2,950,249)	$10,029,128

The accompanying notes are an integral part of these financial statements.

LecTec Corporation
STATEMENTS OF CASH FLOWS
Years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,316,299)	$15,046,332

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Reversal of sales return allowance — discontinued operations	—	(130,000)
Compensation expense related to issuance of stock options	245,258	—
Amortization of patent costs	16,589	20,689
Depreciation expense	3,178	2,320
Deferred income tax	(586,000)	48,000
Changes in operating assets and liabilities:
Infringement and royalty receivable	(10,592)	1,061
Prepaid expenses and other	504,772	(866,321)
Accounts payable	(22,354)	58,504
Income tax payable	(993,403)	993,403
Accrued expenses	(270,810)	267,953

Net cash provided (used) by operating activities	(2,429,661)	15,441,941

Cash flows from investing activities:
Purchase of certificates of deposit	(1,959,573)	(1,957)
Purchase of office equipment	(1,257)	(1,957)
Investment in patents	(39,439)	(6,725)

Net cash used in investing activities	(2,000,269)	(8,682)

Cash flows from financing activities:
Payment of dividend	(4,298,350)	—
Stock option exercised	39,000	—

Net cash used in investing activities	(4,259,350)	—

Net increase (decrease) in cash and cash equivalents	(8,689,280)	15,433,259

Cash and cash equivalents — beginning of year	15,766,107	332,848

Cash and cash equivalents — end of year	$7,076,827	$15,766,107

Noncash operating and financing activities:
Dividend payable	$—	$4,298,350
The accompanying notes are an integral part of these financial statements.

LecTec Corporation
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
LecTec is an intellectual property (“IP”) licensing and holding company with approximately $9 million in cash, cash equivalents, and Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit at December 31, 2010. LecTec is pursuing a merger and acquisition strategy which is intended to leverage its cash asset and improve shareholder value and liquidity. LecTec holds multiple domestic and international patents based on its original hydrogel patch technology and has filed patent applications on a hand sanitizer patch. LecTec also has a licensing agreement (“Novartis Agreement”) with Novartis Consumer Health, Inc., under which LecTec receives royalties from time to time based upon a percentage of Novartis’ net sales of licensed products. LecTec takes legal action as necessary to protect its intellectual property and is currently involved in one patent infringement action. The LecTec hydrogel patch technology allows for a number of potential applications, while its anti-microbial hand sanitizer patch is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed, or exposed to the eye. An initial prototype of the hand sanitizer patch has been developed and LecTec is exploring the engagement of a strategic partner to complete its hand sanitizer patch development. An effort to monetize products from LecTec’s intellectual property is also ongoing. A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
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
Credit Risk
A significant amount of cash was deposited in one financial institution. Certain amounts of the Company’s cash exceed federally insured limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
Cash and Cash Equivalents
The Company considers all highly liquid temporary investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes cash on hand of $52,532 and a money market account with a balance of $7,024,295 at December 31, 2010, which is not insured by the FDIC.
Certificates of Deposit
During 2010, the Company purchased certificates of deposit which matured in January and February 2011. The certificates earned interest at 0.15% to 0.25% primarily because of their short term maturities of six months or less. These certificates of deposit were recorded at fair market value at December 31, 2010. All the certificates of deposit were fully insured by the FDIC.
Royalty Receivable
The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Novartis Agreement. Pursuant to the Novartis Agreement, Novartis pays the royalty income within the terms defined in the Novartis Agreement.
Patent Costs
Patent costs consist primarily of the cost of applying for patents and are amortized on a straight-line basis over the estimated useful life of the asset, which is generally five years. Patent maintenance costs are expensed as incurred.

The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at December 31, 2010 and 2009.
Revenue Recognition
Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement based upon sales information of licensed products provided by Novartis, and when collection is reasonably assured. Infringement income is recognized when settlement agreements have been signed and collection is reasonably assured.
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
Common stock options to purchase 454,000 shares of common stock with a weighted average exercise price of $3.79 were outstanding at December 31, 2010. As the Company had a loss from operations in 2010, those shares were excluded from the loss per common share computations because they were antidilutive.
Diluted net loss per common share for the year ended December 31, 2009 was computed as follows:

Net income for per share computation	$15,046,332

Weighted-average common shares outstanding	4,290,026
Incremental shares from assumed exercise of dilutive instruments:
Options and warrants	19,232

Shares outstanding — diluted	4,309,258

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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.
In October 2009, FASB issued an update to the accounting and reporting guidance for multiple-deliverable revenue arrangements. The new accounting guidance removes the separation criterion that objective and reliable evidence of the fair value of the undelivered item must exist for the delivered items to be considered a separate unit or separate units of accounting. This FASB-issued update requires an entity to determine the selling price of qualifying deliverables based on a hierarchy of evidence. In considering the hierarchy of evidence, the entity must first determine the selling prices by using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, third-party evidence (“TPE”) of selling price must be used. If neither VSOE nor TPE of selling price exists for a deliverable, an entity must use its best estimate of the selling price for that deliverable in allocating consideration among deliverables in an arrangement. This update is effective for arrangements entered into in the fiscal years beginning on or after June 15, 2010, unless the vendor elects early application. The adoption of this standard did not have a material impact on our financial position and results of operations.
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

NOTE B — INFRINGEMENT INCOME
On May 29, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Mentholatum Settlement Agreement”) with the Mentholatum Company (“Mentholatum”) to settle the Company’s claims against Mentholatum that Mentholatum infringed two of the Company’s patents (“Patents—In—Suit”) related to the Company’s medicated patch technology (the “Litigation”). Pursuant to the Mentholatum Settlement Agreement, Mentholatum paid the Company an aggregate of $600,000 in $100,000 monthly installments from May through October 2009. In addition, under the Mentholatum Settlement Agreement (a) the Company agreed to dismiss the Litigation against Mentholatum with prejudice, (b) the parties agreed to mutual general releases of all claims other than their prospective obligations under the Mentholatum Settlement Agreement and claims arising after the date of the Mentholatum Settlement Agreement, (c) the Company agreed not to sue Mentholatum or Rohto Pharmaceutical Co., Ltd., the parent company of Mentholatum, for any infringement of the Patents—In—Suit, any patent that claims priority, directly or indirectly, from the Patents—In—Suit, or any foreign counterparts of the Patents—In—Suit, (d) the Company agreed not to transfer any such patents unless the transferee agrees to be bound by the covenant not to sue described above in clause (c), and (e). Mentholatum and Rohto agreed not to challenge the validity or enforceability of such patents.
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
On November 6, 2009, the Company and Endo Pharmaceuticals Inc. (“Endo”) executed a Term Sheet that set forth the terms of a settlement and license agreement pursuant to which the parties would settle the Company’s claims against Endo that Endo infringed the Patents—In—Suit. On November 11, 2009, the Company entered into such Settlement and License Agreement (the “Endo Settlement Agreement”) with Endo and issued a press release announcing its entry into the Endo Settlement Agreement. On November 12, 2009 the Company filed a Form 8-K with the Securities and Exchange Commission disclosing this event. Pursuant to the Endo Settlement Agreement, Endo agreed to pay the Company a one—time license fee of $23,000,000 and the Company agreed to grant to Endo an exclusive license to the Patents—In—Suit for use in the field of prescription pain medicines and treatment. In addition, under the Endo Settlement Agreement: (a) the parties agreed to the dismissal of the Litigation with prejudice and without costs; (b) the Company agreed to release all claims against Endo that were asserted by or could have been asserted by the Company against Endo in the Litigation or that relate to, arise from or are in any manner connected to the Patents—In—Suit; (c) Endo agreed to release all claims against the Company that were asserted by or could have been asserted by Endo against the Company in the Litigation; (d) the Company agreed not to sue Endo for any infringement of any U.S. or foreign patents or patent applications owned or controlled by the Company as of November 11, 2009, any continuation, continuation—in—part or divisional of any such patent, any U.S. patent resulting from the reissue or reexamination of any such patents and any U.S. or foreign patent or patent application claiming common priority with any of such patents; and (e) the Company agreed not to transfer either of the Patents—In—Suit or any other such patent unless the transferee agrees in writing to the terms and conditions of the Endo Settlement Agreement. The Company received approximately $16,000,000 in net cash proceeds from this settlement in December 2009. From these proceeds, the Company replenished the trust fund it has with the Rader Firm with $1,000,000 to fund ongoing patent litigation. The Trust fund balance at December 31, 2010 was $432,344 compared to a balance of $931,954 at December 31, 2009. If funds are not completely expended, then the remaining cash balance in the trust fund will revert to the Company.
On December 18, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “JJCC Settlement Agreement”) with Johnson & Johnson Consumer Companies, Inc. (“JJCC”) to settle the Company’s claims against JJCC that JJCC infringed the Patents—In—Suit. Pursuant to the JJCC Settlement Agreement, JJCC paid the Company a one—time sum of $1,200,000 and the Company granted to JJCC a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) the Patents—In—Suit, (b) any patent that claims priority, directly or indirectly, from the Patents—In—Suit (the “Family Patents”), including, without limitation, U.S. Patent Nos. 6,096,333, 6,096,334 and 6,361,790, (c) any foreign counterparts of the Patents—In—Suit or any of the Family Patents to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any apparatus, method, product, component, service, product by process or any device associated with JJCC or its subsidiaries, affiliates or other controlled entities, for the past, present and future until the expiration of the last patent described above and (d) any patents that the Company owns or currently has an interest in to make, have made, sell, offer for sale, use, import, export or otherwise dispose of any non—prescription, non—occlusive medicated hydrogel patch products that are used to alleviate pain (a “Patch Product”) associated with JJCC (collectively, the License Grant”); provided, however, that the License Grant under clauses (a), (b) and (c) above excludes over—the—counter vapor patches which emit vapors that provide cough and cold relief when inhaled, and prescription, non—occlusive, medicated hydrogel patch products that are used to alleviate pain. As of December 31, 2009, JJCC had paid the Company $1,200,000 pursuant to the terms of the Settlement Agreement. The proceeds received from this settlement were reduced by the amounts due to the Rader firm per the Company’s contingent fee arrangement, out of pocket expenses, and other costs incurred related to depositions of parties in the infringement lawsuits, travel expenses, and other related costs. After these expenses the Company received net cash proceeds of approximately $720,000.
In addition, under the JJCC Settlement Agreement: (w) the Company agreed to release, acquit and discharge JJCC and its direct and indirect customers and distributors from all claims, duties, obligations and causes of action relating to any matters of any kind, including those related to JJCC’s making, using, importing, selling or offering to sell Patch Products and the matters alleged in the Litigation; (x) JJCC agreed to release, acquit and discharge the Company and its direct and indirect customers and distributors from all claims, duties, obligations and causes of action relating to any matters of any kind, including any matters connected in any way with Patch Products sold by JJCC and the matters alleged in the Litigation; (y) the Company agreed not to assign or otherwise transfer the patents described above in the License Grant until the transferee agrees in writing to be bound by such licenses; and (z) JJCC agreed not to challenge or assist in any way in challenging the validity or enforceability of the Patents—In—Suit, any Family Patent or any foreign counterparts of the Patents—In—Suit or any of the Family Patents.
On March 23, 2011, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Chattem Settlement Agreement”) with Chattem to settle the Company’s claims against Chattem that Chattem infringed two of the Company’s patents related to the Company’s medicated patch technology. Pursuant to the Chattem Settlement Agreement, Chattem will pay the Company a one—time sum of $3,600,000 and the Company will grant to Chattem a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) the Patents—In—Suit, (b) the Family Patents and (c) any foreign counterparts of the Family Patents, for use in connection with any product or process sold or used by Chattem, other than products covered by exclusive licenses previously granted to other companies. In addition, under the Chattem Settlement Agreement the Company and Chattem entered into mutual releases of all claims. The proceeds received from this settlement will be reduced by the amounts due to the Rader firm per the Company’s contingent fee arrangement.
NOTE C — NOVARTIS SUPPLY AND LICENSE AGREEMENT
In 2004, the Company entered into a supply and licensing agreement with Novartis (the Novartis Agreement). By December 31, 2004, the supply portion of the Novartis Agreement was completed and the Company no longer manufactured any product. Under the Novartis Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Novartis Agreement. The License will continue in effect for the duration of the patents lives permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the pediatric and the adult cough/cold market. Novartis is required by the Novartis Agreement to pay royalties, at an agreed upon percentage, to the Company based on net semi-annual sales of vapor patches by Novartis for each year the License is in effect.
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
During the years ended December 31, 2010 and 2009, the Company recorded revenue of $91,273 and $111,376, respectively, for royalties covered under the Novartis Agreement. The Company does not know the marketing intent of Novartis for the vapor patch product. Year to year royalties paid to LecTec have declined and the Company expects this per annum downward trend to continue.
NOTE D — PATENT COSTS
Patent costs consisted of the following:

	December 31, 2010		December 31, 2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Patents costs	$361,366	$308,705	$321,927	$292,116

Amortization expense is expected to be as follows:

Years ending December 31,

2011	15,046
2012	13,889
2013	10,360
2014	8,224
2015	5,142
In April 2007, the Company was informed that the U.S. Patent and Trademark Office (the USPTO) had completed a re-examination of a patent pertinent to the Novartis Agreement and the Company was issued a re-examination certificate. The patent is entitled “Non-Occlusive Adhesive Patch for Applying Medication to the Skin” and covers the design for adhesive patches, which contain a reservoir of medication to be delivered through the inhalation of vapors.
NOTE E — DISCONTINUED OPERATIONS
The Company ceased manufacturing operations of topical patches in 2004 and reported these activities as discontinued operations. There was not any cost for assets of discontinued operations at December 31, 2010 or 2009. However, the Company has fully depreciated assets on hand that may be sold from time to time. Liabilities of discontinued operations of $130,000 consisted of a reserve for sales returns and credits for sales prior to the discontinuance of operations. At December 31, 2009 the Company determined that the reserve for sales returns was no longer a liability since the Company ceased its manufacturing operations in 2004. As a result, the Company recorded a reversal of this reserve of $130,000 in 2009.
NOTE F — COMMITMENTS AND CONTINGENCIES
Corporate Office and Lease Obligations
The Company relocated its principal executive office to a facility in Texarkana, Texas in August 2008 where it leases approximately 1,200 square feet of warehouse and office space. The lease expired in February 2010 and had been renewed for $750 per month through March 1, 2011, and has been subsequently renewed until March 1, 2012. The Company is also obligated to pay pro rata share of the costs and expenses incurred by the Lessor to operate the common areas of the office and warehouse complex. The Texas Lease contains customary representations, warranties and covenants on the part of the Company and the landlord.

The Company previously secured a small office in Pune, India in July 2008 to explore research, development and manufacturing opportunities for advanced skin interface technologies and products. Having completed an evaluation of the Company’s IP portfolio, this lease was terminated effective July 31, 2010.
At December 31, 2010, the Company had vacated its Edina, Minnesota facility. The Company used the space for liquidating saleable assets, storage of current accounting records, and managing an orderly wind down of operations at that facility. The Company maintained approximately 3,300 square feet of space at that facility. Notice was given by the Company to the landlord of its intention to vacate this facility by December 31, 2010.
Rent expense was $34,650 and $38,606 for 2010 and 2009, respectively.
The Company currently pays approximately $346 per month to provide storage and record retention services at two facilities located in Minnesota.
Employee Benefit Plan
The Company has a contributory 401(k) profit sharing benefit plan covering its employees. The Plan allows for discretionary contributions by the Company. No discretionary contributions were made for 2010 or 2009.
Contingency Fee Arrangement
The Company has entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, its legal counsel in the pending patent infringement litigation. Under this agreement, the Rader firm will receive a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation as its primary compensation for representing the Company in this matter. The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an up front advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds. Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended. At December 31, 2010 the Company has expended approximately $8,500,000 (in aggregate) under the agreement for advances to the Rader firm and payments for expert services.
Legal Proceedings
On July 25, 2008, the Company filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc. (Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleged, among other things, that the Defendants infringed two of the Company’s patents (the “Patents—In—Suit”), which relate to the Company’s medicated patch technology. The Company sought to enjoin the Defendants from infringing the Patents—In—Suit and to recover monetary damages related to such infringement, as well as interest and litigation costs.
In October 2008, all five of the Defendants filed answers (the “Answers”) in response to the Complaint denying the Company’s claims therein, and asserting certain affirmative defenses and counterclaims against the Company, including assertions that the Patents—In—Suit are invalid and unenforceable, and claims for attorneys’ fees and costs. On October 20, 2008, the Company filed its replies to the Answers, denying such counterclaims and affirmative defenses, including the claims that the Patents—In—Suit are invalid and unenforceable.
On December 3, 2008, the Company’s counsel in the litigation, Rader, Fishman & Grauer PLLC (the “Counsel”), participated in a scheduling conference in this case. As a result of that conference, the Court scheduled a Markman hearing for May 6, 2010 and a final pretrial conference for January 3, 2011. On May 6, 2010 a Markman hearing occurred in Texarkana, Texas and the US District Court for the Eastern District of Texas issued Orders concerning it on May 20, 2010. The first Order was based on the Company’s motion to strike an exhibit from Chattem, Inc.’s Opposition Brief, and the Company’s motion to strike was granted by the Court. The second Order issued by the court denied Defendant’s motion request for leave to file for summary judgment as to non-infringement, but granted the request for leave to file for summary judgment as to invalidity of patents. The Court also issued its Markman ruling interpreting the terms “cured” and “non-occlusive” contained in the Company’s patents.

The Company engaged in voluntary mediation with Chattem, Inc. in July 2010. A Report of Mediation by the Hon. Harlan A. Martin was filed stating that the parties were unable to reach settlement. On September 28, 2010 the United States District Court for the Eastern District of Texas issued an Order regarding Prince of Peace’s and Chattem’s requests to file motions for summary judgment: (1) of invalidity due to the on-sale bar of 35 U.S.C. § 102(b); and (2) regarding such parties defenses of equitable estoppels and laches and the Company’s motions: (3) on, and to preclude testimony related to, Defendants’ 35 U.S.C. § 102(b) defense based on the Aqua-Patch; and (4) on infringement by Chattem and Prince of Peace. The Order granted Chattem and Prince of Peace the right to file a summary judgment motion regarding on-sale bar, but denied them the opportunity regarding the equitable defenses of estoppels and laches. With regard to the equitable issues, the Court stated that the custom in patent cases is to hold a separate bench proceeding after the jury trial on such issues. The Order granted the right to file summary judgment motions on infringement and to preclude Chattem’s and Prince of Peace’s Aqua-Patch defense. The court denied all summary judgment motions.
The Company reached settlements with Mentholatum, Endo and JJCC during 2009 (Note B). Prior to trial beginning with respect to Chattem and Prince of Peace in January 2011, the trial date was postponed until April 11, 2011. In March 2011 the Company reached settlement with Chattem (Note B).
The Company is diligent in pursuing its patent infringement lawsuit against the remaining defendant Prince of Peace and the Company’s legal counsel is preparing for trial.
The Company is unable to determine based on current information available whether it will be successful in its legal pursuits against the remaining defendant. The Company gives no assurance as to the outcome of the ongoing lawsuit or whether the Company’s Patents-In-Suit and claims asserted in the related patents could be deemed invalid by a court of law.
NOTE G — INCOME TAXES
The components of income tax expense (benefit) are as follows:

	Years ended December 31,
	2010	2009

Current	$76,953	$$993,403
Deferred	(586,000)	48,000

	$(509,047)	$1,041,403

Effective tax rates differ from statutory income tax rates in the years ended December 31, 2010 and 2009 as follows:

	Years ended December 31,
	2010	2009

Federal statutory income tax rate	34.0%	34.0%
State income taxes, net of federal effect	—	0.7
Incentive stock option compensation	—	—
Utilization of net operating loss carryforwards	—	(26.0)
Valuation allowance for deferred taxes	(4.7)	—
Utilization of prior period credits	—	(2.0)
Other	(1.4)	(0.2)

	27.9%	6.5%

Deferred tax asset (liability) as of December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Current assets:
Accrued expenses	$(51,000)	$(49,300)

Long-term assets (liabilities):
Net operating loss carryforwards	866,000	292,000
Nonqualified option compensation	314,000	230,000
Other	17,000	1,300

Net long-term assets	1,197,000	523,300

Net deferred tax assets	1,146,000	474,000
Less valuation allowance	(608,000)	(522,000)

Net deferred income tax liability	$538,000	$(48,000)

In 2010, the Company incurred a federal net operating loss in the amount of $1,678,000. As of December 31, 2010, the Company had Federal and Minnesota net operating loss carryforwards of $1,678,000 and $4,537,000, respectively. A valuation allowance has been recorded for the State net operating loss carryforward. The Company has moved its operations to the state of Texas in 2009 and therefore management believes the Minnesota net operating losses will not be utilized.
During 2009 the Company utilized all of its federal loss carryforwards to reduce income tax payable.
The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company’s assessment indicates that it is more likely than not that future tax benefits will be realized. The valuation allowance increased (decreased) by approximately $86,000 and ($4,505,700) for 2010 and 2009, respectively.
It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2010, the amount of accrued interest and penalties is not material.
The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2007. The Company is not currently under examination by any taxing jurisdiction.
NOTE H — EQUITY TRANSACTIONS
Stock Options
In September 2010, LecTec shareholders approved the LecTec Corporation 2010 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan replaced the existing LecTec Corporation 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”), which is scheduled to expire by its terms on July 1, 2011. The Stock Incentive Plan and 2001 Stock Incentive Plan (collectively the “Plans”) are for the benefit of officers, employees, and directors of the Company. Although there were 659,279 shares as of December 31, 2010 available for grant under the 2001 Stock Incentive Plan, no additional options can be granted under it because it was replaced by the Stock Incentive Plan. A total of 370,000 shares of common stock are available for grants under the Plans at December 31, 2010. An option not granted under the Plans to the Company’s CEO for 125,000 shares, subject to certain vesting requirements, were available for grant, at December 31, 2010. Options under the Company’s Plans are granted at fair market value on the date of grant and generally expire ten years from the grant date. Options given to directors, officers, and employees are exercisable at such times as set forth in their individual option agreements. All options that have been granted and outstanding are fully vested and exercisable as of December 31, 2010, except for options for 125,000 shares granted to LecTec’s CEO for which 50,000 shares had vested and options for an aggregate of 80,000 shares granted to directors for which 20,000 shares, had vested as of December 31, 2010. Subsequent to December 31, 2010, one director retired and was replaced by a new Board member but had 10,000 vested shares of a previously issued option as of December 31, 2010, and 10,000 unvested shares that will continue to vest until the options expiration date of November 1, 2017.
Stock option activity during 2010 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual Life
	Outstanding	per Share	( in years)

Outstanding on December 31, 2009	264,000	$3.94
Granted	205,000	3.50
Exercised	(15,000)	(2.60)

Outstanding on December 31, 2010	454,000	3.79	7.7

Exercisable on December 31, 2010	319,000	$3.91	7.5

Changes in nonvested unit options were as follows for 2010:

		Weighted-
	Number of	Average Grant
	Options	Date Fair Value
Outstanding on December 31, 2009	—	—
Granted	205,000	$3.12
Vested	(70,000)	($3.13)

Outstanding on December 31, 2010	135,000	$3.12

As of December 31, 2010, there was $395,121 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2010 Stock Incentive Plan. This unrecognized compensation cost will be recognized through August, 2011.
There were no options granted or exercised during fiscal 2009. Options granted during fiscal 2010 had a weighted-average fair value of $3.12 per option. One option was partially exercised for 15,000 shares at $2.60 per share during 2010.
On May 26, 2010, the Board of Directors of the Company approved the grant as of June 1, 2010 of a Non-Qualified Stock Option, outside of the Plans or any plan approved by LecTec shareholders, to Gregory Freitag pursuant to his becoming CEO of the Company. The option to Mr. Freitag was for the purchase of 125,000 shares of the Company’s common stock at $3.50 per share, vests as to 20% of the shares every 90 days from the grant date and will expire on June 1, 2020. On November 1, 2010, the Board of Directors of the Company granted to each of the four non-employee members of the Board of Directors of the Company, non-incentive stock options pursuant to the Stock Incentive Plan. Messrs. Tim Heaney, Robert Rudelius, Sanford Brink and Kevin Lynch each received an option to purchase 20,000 shares of the Company’s common stock at $3.50 per share. All of the options vested as to 5,000 shares immediately and then vest as to an additional 5,000 shares every 90 days until fully vested and will expire on November 1, 2017. The exercise price for all options issued was at a price equal to, or greater than, the fair market value of the Company’s common stock on the date of grant. All such options provide that termination of service as a Director or employee of the Company in the event of a change in control will result in all shares being immediately vested and will not cause a change in the terms of the option or cause the option to terminate. All options do have provisions that alter the terms of the option in the event there is termination of service as a Director or employee other than as a result of a change in control of the Company.

The Company did not record any share-based compensation expense for the year ended December 31, 2009 as no options were granted. For the year ended December 31, 2010 the Company recorded share-based compensation expense of $245,258, using the Black-Scholes-Merton option pricing model with the following assumptions:

Risk-free interest rate	2.75%
Expected dividend yield	0.00%
Expected stock price volatility (1)	188.70%
Expected life of options in years (2)	8.83

(1)	Volatility was based on the historical volatility of the Company’s common stock.

(2)	Expected life of options was based on expected turnover and other averaging methods.
In January and February 2011, the Company granted options to purchase 20,000 shares of common stock each to two directors of the Company. The options have an exercise price of $3.50 per share, vest as to 5,000 shares immediately and then additional 5,000 shares each of the following three quarters and will expire seven years from the grant date.
In February, 2011 a director resigned and his previously granted option of 20,000 shares was cancelled.
Cash Dividends
On December 21, 2009, the Board of Directors declared a cash dividend of $1.00 per share to shareholders of record at January 29, 2010 that was payable on February 12, 2010. The Company distributed $4,298,350 on February 12, 2010 to its shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 29, 2011, the Company sent notice to Judd Berlin that the Company is terminating the Advisory Services Agreement, dated June 1, 2010, between the Company and Mr. Berlin, in accordance with the terms of the Advisory Services Agreement. The termination of the Advisory Services Agreement will be effective on April 28, 2011.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers and Directors

Name	Age	Title
Gregory Freitag	49	Chief Executive Officer, Chief Financial Officer,

Robert Rudelius	55	Director, Chairman of the Board of Directors

Timothy Heaney	64	Director

Lowell Hellervik, Ph.D.	76	Director

Elmer Salovich	74	Director
Gregory G. Freitag, J.D., CPA, 49 years old, has been our Chief Executive, Chief Financial Officer and a member of our Board of Directors since June 2010. From May 2009 to the present, Mr. Freitag has worked for FreiMc, LLC, a consulting and advisory firm founded by Mr. Freitag that provides strategic guidance and business development advisory services. Mr. Freitag also founded and currently works for EmployRx. Inc., a business that provides services to self—insured employers relating to prescription drug benefits. Prior to founding FreiMc, LLC and EmployRx, Inc., Mr. Freitag was the Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start—up company, from March 2000 until its sale in early 2005. Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag is also a director of Pressure BioSciences, Inc. (NASDAQ: PBIO) a publicly traded life sciences company focused on the development of a novel, enabling technology called Pressure Cycling Technology. Mr. Freitag brings to our Board of Directors nearly 15 years of senior level executive life science and healthcare experience. His proven leadership and experience as a senior level executive and his finance management and legal expertise add significant value to our Board of Directors.
Robert J. Rudelius, MBA, 55 years old, has been a director since September 2010, Chairman of the Board since February 2011, is Chairman of the Nominating and Governance Committee and serves on the Audit Committee. Since 2003, Mr. Rudelius has been the Managing Director and Chief Executive Officer of Noble Ventures, LLC, a company he founded that provides advisory and consulting services to early—stage companies in the information technology, renewable energy and loyalty marketing fields. Mr. Rudelius is also the Managing Director and Chief Executive Officer of Noble Logistics, LLC, a holding company he founded in 2002 to create, acquire and grow a variety of businesses in the freight management, logistics and information technology industries. From April 1999 through May 2001, when it was acquired by StarNet L.P., Mr. Rudelius was the founder and Chief Executive Officer of Media DVX, Inc., a start—up business that provided a satellite—based, IP—multicasting alternative to transmitting television commercials via analog videotapes to television stations, networks and cable television operators throughout North America. Mr. Rudelius assisted StarNet L.P. with the transition and integration of the Media DVX, Inc. business through January 2002. From April 1998 to April 1999, Mr. Rudelius was the President and Chief Operating Officer of Control Data Systems, Inc., during which time Mr. Rudelius reorganized and repositioned the software company as a professional services company, which resulted in the successful sale of Control Data Systems, Inc. to Syntegra, British Telecom’s systems integration subsidiary. From October 1995 through April 1998, Mr. Rudelius was the founding Managing Partner of AT&T Solution’s Media, Entertainment & Communications industry group. From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey & Company’s Information, Technology and Systems practice group, during which time he headed the practice group in Tokyo and co—led the practice group in London. Mr. Rudelius is currently a member of the Board of Directors of ProUroCare Medical, Inc., a publicly—held medical device company that develops and markets prostate imaging systems. Mr. Rudelius brings to our Board of Directors extensive executive level experience, including experience in business growth. This experience, in addition to his experience as a director of a publicly traded company, adds significant value to our Board of Directors.

Timothy M. Heaney, J.D., 64 years old, has been a director of the Company since September 2010, is Chairman of the Audit Committee and serves on the Nominating and Governance Committee. Mr. Heaney is a retired attorney, and since October 2002 has been a private investor and volunteer. From September 1999 through September 2002, Mr. Heaney was a Vice President and General Counsel and a member of the Board of Directors of Techne Corporation and continued thereafter in a part—time non—director, non—officer role through September 2004. Techne Corporation is a NASDAQ listed company, with a market capitalization of over $2 billion that conducts its principal operations through its subsidiary, R&D Systems, a biotechnology company involved in the manufacture and world—wide sales of research and hematology products. From August 1972 through September 1999, Mr. Heaney practiced corporate law in Minneapolis, Minnesota and represented small and growing businesses and assisted clients with the preparation and execution of business plans, obtaining initial and follow—on financings, establishing supplier relationships and negotiating domestic and international distribution agreements, employment agreements and commercial contracts. Mr. Heaney also has extensive experience in government regulation compliance matters relating to securities, environment and labor issues and has served by court appointment under the Securities Investor Protection Act as a trustee for the liquidation of bankrupt brokerage firms. He has lectured in continuing legal education programs in the areas of securities law and venture capital. Mr. Heaney brings to our Board of Directors extensive experience in assisting companies with their financing, merger and acquisition matters. This experience, in addition to his legal perspective and experience as a director of a publicly traded company, adds significant value to our Board of Directors.
Lowell Hellervik, 76, has been a director since January 2011 is Chairman of the Compensation Committee and serves on the Nominating and Governance Committee. Dr. Hellervik is Chairman of the Board of Personnel Decisions International (“PDI”), the business where he started his career in 1967, was named President in 1975 and was CEO from 1989 until 2010. Under Dr. Hellervik’s direction, PDI has grown from a small, local consulting firm to a premier, international, management consulting firm, with headquarters in Minneapolis, Minnesota and has over 30 operating offices around the world. Dr. Hellervik is also on the adjunct staff at the University of Minnesota with the title of Clinical Associate Professor, has endowed several academic chairs at the U of M and is an original author of the Successful Manager’s Handbook. Dr. Hellervik brings to our Board of Directors extensive executive level experience, the successful growth of PDI reflects his business capabilities and as an industrial physiologist he is able to provide unique due diligence insights. Dr. Hellervik is well-suited to serve as a member of our Board of Directors
Elmer Salovich, M.D., 74, has been a director since February 2011 and serves on the Compensation and Nominating and Governance Committees. Dr. Salovich is an orthopedic surgeon, having received his Doctor of Medicine, and completed his orthopedic surgery residency, at the University of Minnesota School of Medicine. In addition to his medical credentials, Dr. Salovich has a Bachelor’s Degree in Business Administration, with a Major in Corporate Finance and a Minor in Accounting and a Master’s Degree in Healthcare Administration. He is affiliated with Abbott Northwestern Hospital and Centennial Lakes Surgery Center and is a contract practitioner with Twin Cities Orthopedics. Dr. Salovich has a unique understanding of both the practice and business of health care that adds significant value to our Board of Directors.
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
Based solely on a review of the copies of such reports furnished to us and representations from the executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners during 2010 have been satisfied.
Code of Ethics
We have adopted a Code of Business Ethics applicable to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Ethics is required to be read and signed upon the commencement of employment with the Company. A copy of our Code of Business Ethics is available free of charge from the acting Secretary of the Company.

Audit Committee
Timothy Heaney (Chairman) and Robert Rudelius comprise the Audit Committee of our Board of Directors pursuant to the rules of the Securities and Exchange Commission. Both members qualify as an “audit committee financial expert” under the definition promulgated by the Securities and Exchange Commission.
ITEM 11. EXECUTIVE COMPENSATION.
Executive Compensation
The following table sets forth the cash and non—cash compensation for the last two fiscal years awarded to or earned by Judd A. Berlin, who was our Chief Executive Officer and Chief Financial Officer during 2009 and through June 1, 2010, by Gregory G. Freitag, who has been our Chief Executive Officer and Chief Financial Officer since June 1, 2010, and by Dr. Daniel C. Sigg, who served as our Chief Scientific Officer until October 1, 2010. There were no other executive officers or individuals who earned more than $100,000 during 2010.

Summary Compensation Table

					Option	All Other
Name and Principal		Salary	Bonus		Awards	Compensation	Total
Position	Year	($)	($)		($)(1)	($)	($)
Judd A. Berlin(2)	2010	165,000	—		—	80,500	245,500
Chief Executive Officer, Chief Financial Officer and Director	2009	—	200,000	(3)	—	—	200,000
Gregory G. Freitag(4)	2010	87,500	—		393,060	6,000	486,560
Chief Executive Officer, Chief Financial Officer and Director	2009	—	—		—	—	—
Dr. Daniel C. Sigg(5)	2010	87,083	—		—	15,000	102,083
Chief Scientific Officer	2009	—	60,000	(5)	—	—	60,000

(1)	The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with Accounting Standards Codification (ASC) Topic 718. The amount of option awards for the year ended December 31, 2010 were calculated based on ASC Topic 718 and $183,428 has been recognized in the financial statements as compensation expense for stock option awards as reported in our statements of operations as of December 31, 2010. The remaining $209,632 of compensation expense will be recognized in the financial statements by August 2011. The recorded expense is based on the fair value of the stock option grants as estimated using the Black—Scholes—Merton option—pricing model. The assumptions used to arrive at the Black—Scholes—Merton value are disclosed in Note H to our financial statements included in this Form 10—K. The full grant date ASC Topic 718 value of the option awards granted in 2010 to Mr. Freitag was $393,060. There were no other option grants made to either Mr. Berlin or Mr. Freitag during 2009 or 2010.

(2)	Mr. Berlin served as our Chief Executive Officer during 2009 and from January 1, 2010 to June 1, 2010, at which time Mr. Berlin stepped down as our Chief Executive Officer and Chief Financial Officer, but continued as an advisor to the Company. The Summary Compensation Table reflects $165,000 in compensation received by Mr. Berlin in his capacity as our Chief Executive Officer and Chief Financial Officer in 2010 and $80,500 in compensation received by Mr. Berlin in his capacity as an advisor to the Company in 2010.

(3)	On December 21, 2009, our Board of Directors granted to Mr. Berlin a one—time payment of $200,000 in recognition of Mr. Berlin’s long service to the Company without compensation.

(4)	Mr. Gregory G. Freitag is our current Chief Executive Officer and Chief Financial Officer and has been serving in such capacity since June 1, 2010, and, prior to such time, served as a consultant to the Company in 2010. The Summary Compensation Table reflects $87,500 in compensation received by Mr. Freitag in his capacity as our Chief Executive Officer and Chief Financial Officer in 2010 and $6,000 in compensation received by Mr. Freitag in his capacity as a consultant to the Company in 2010.

(5)	Dr. Sigg served as our Chief Scientific Officer during 2010 and from January 1, 2010 to October 1, 2010, at which time Dr. Sigg stepped down as our Chief Scientific Officer, but continued as an advisor to the Company. The Summary Compensation Table reflects $87,083 in compensation received by Dr. Sigg in his capacity as our Chief Scientific Officer in 2010 and $15,000 in compensation received by Dr. Sigg in his capacity as an advisor to the Company in 2010. On December 21, 2009, our Board of Directors granted to Dr. Sigg a bonus payment of $60,000.
The following table summarizes the unexercised stock options held at the end of fiscal year 2010 by the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at 2010 Fiscal Year—End Table

						Stock Awards
								Market
Option Awards							Number	Value of
		Number of	Number of				of Shares	Shares or
		Securities	Securities				or Units	Units of
		Underlying	Underlying				of Stock	Stock
		Unexercised	Unexercised	Option		Stock	That	That
	Option	Options (#)	Options (#)	Exercise	Option Expiration	Award	Have Not	Have Not
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date	Grant Date	Vested (#)	Vested ($)
Judd A. Berlin(1)	September 26, 2008	66,000	—	4.00	September 26, 2018	—	—	—
Gregory G. Freitag(2)	June 1, 2010	50,000	75,000	3.50	June 1, 2020	—	—	—
Dr. Daniel C. Sigg(3)	September 20, 2007	25,000	—	2.60	September 20, 2017	—	—	—
Dr. Daniel C. Sigg(3)	September 20, 2007	25,000	—	5.20	September 20, 2017	—	—	—
Dr. Daniel C. Sigg(4)	September 26, 2008	16,000	—	4.00	September 26, 2018	—	—	—

(1)	On September 26, 2008, Mr. Berlin received an option to purchase 66,000 shares of the Company’s common stock at $4.00 per share. These options were outstanding as of December 31, 2010. All of the options were fully vested and exercisable as of the date of grant and will expire on September 26, 2018. The option was granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. All of the options provide that termination of service as a Director of the Company for any reason other than for cause will not affect the terms of the option or cause the option to terminate.

(2)	On June 1, 2010, Mr. Freitag received an option to purchase 125,000 shares of the Company’s common stock at $3.50 per share. These options were outstanding as of December 31, 2010. The option becomes exercisable in five equal installments on September 3, 2010, December 2, 2010, March 2, 2011, May 31, 2011 and August 29, 2011. The option was granted outside of plans previously approved by the Company’s shareholders and the exercise price for the option was issued at a price equal to the fair market value of the Company’s common stock on the date of grant. If there is a Change in Control (as defined in the option agreement) of the Company and Mr. Freitag’s employment by the Company is terminated within 15 months following such change in control for any reason other than Mr. Freitag’s death, by the Company for Cause (as defined in the option agreement) or by Mr. Freitag other than for Good Reason (as defined in the option agreement), the entire option will vest and become immediately exercisable.

(3)	On September 20, 2007, Dr. Sigg was awarded options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.60 per share and options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.20 per share. These options were immediately vested in full on the date of grant and will expire on September 20, 2017. The options provide that termination of service as a director of LecTec Corporation for any reason other than for cause will not affect the terms of the option or cause the option to terminate.

(4)	On September 26, 2008, Dr. Sigg was awarded an option to purchase 16,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The option was immediately vested in full on the date of grant and will expire on September 26, 2018. The options provide that termination of service as a director of LecTec Corporation for any reason other than for cause will not affect the terms of the option or cause the option to terminate.
Director Compensation
Upon the election of our new Board of Directors, each non—employee member of our Board of Directors will receive an annual cash payment of $12,000 for annual services to LecTec, which cash payment will be paid in advance in quarterly installments of $3,000 before the beginning of each of the quarters in which services will be performed. In addition, each member of our Board of Directors will receive a 7 year option to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. The option will vest immediately with respect to 5,000 shares of our common stock and will vest with respect to 5,000 shares of our common stock for each of the following three quarters. Each option will provide that termination of service as a member of our Board of Directors for any reason other than for cause, as defined in the option agreement, will not affect the terms of the option or cause the option to terminate and the option will become fully vested in the event such director is terminated in connection with an acquisition or merger.

The following table shows the compensation earned by all persons serving as members of our Board of Directors during 2010.
Director Compensation Table

	Fees
	Earned or	Stock	Option
	Paid in	Awards	Awards
Name	Cash ($)	($)	($)(3)	Total ($)
Judd A. Berlin(1)	—	—	—	—
Ramanathan Periakaruppan(1)	6,772	—	—	6,772
C. Andrew Rollwagen(1)	8,750	—	—	8,750
Daniel C. Sigg M.D. PhD(1)	—	—	—	—
Sanford M. Brink	16,125	—	61,829	77,954
Gregory G. Freitag(2)	—	—	—	—
Timothy M. Heaney(2)	6,000	—	61,830	67,830
Kevin C. Lynch(2)	6,000	—	61,830	67,830
Robert J. Rudelius(2)	6,000	—	61,830	67,830

(1)	Served as a member of our Board of Directors through September 22, 2010.

(2)	Service as a member of our Board of Directors began on September 22, 2010.

(3)	The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with Accounting Standards Codification (ASC) Topic 718. The amount of option awards for the year ended December 31, 2010 were calculated based on ASC Topic 718 and $61,830 has been recognized in the financial statements as compensation expense for stock option awards as reported in our statements of operations as of December 31, 2010. The remaining $185,489 of compensation expense will be recognized in the financial statements by July 2011. The recorded expense is based on the fair value of the stock option grants as estimated using the Black—Scholes—Merton option—pricing model. The assumptions used to arrive at the Black—Scholes—Merton value are disclosed in Note H to our financial statements included in this Form 10—K. The full grant date ASC Topic 718 value of the option awards granted in 2010 to four directors of the Company as of December 31, 2010 was $247,319. Service as a member of our Board of Directors began on September 22, 2010 with the exception of Sanford M. Brink whose service as a director began on July 19, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, with respect to the Company’s equity compensation plans, the number of shares of the Company’s common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2010.

			Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under
	Issued Upon Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights ($)	Reflected in the First Column)
Equity compensation plans approved by security holders	329,000	3.90	370,000
Equity compensation plans not approved by security holders	125,000	3.50	—

Total	454,000	3.79	370,000

LecTec Corporation 2001 Stock Option Plan
The LecTec Corporation 2001 Stock Option Plan (the “2001 Stock Incentive Plan”) was designed (i) to aid in maintaining and developing personnel capable of assuring the future success of the Company and to offer such personnel additional incentives to put forth maximum efforts for the success of the business, and (ii) to afford such personnel an opportunity to acquire a proprietary interest in the Company through stock options. An aggregate of 750,000 shares are authorized for issuance under the 2001 Stock Incentive Plan pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock grants (“Awards”). The 2001 Stock Incentive Plan became effective on July 1, 2001 and terminates on July 1, 2011. No additional options are to be granted under the 2001 Stock Incentive Plan.
The 2001 Stock Incentive Plan authorizes the grant of Awards to any employee, consultant, or independent contractor providing services to the Company or any affiliate of the Company, except that officers and directors of the Company or the Company’s affiliates are not eligible to participate in the 2001 Stock Incentive Plan. A committee of directors designated by the Company’s Board of Directors (the “Committee”) is responsible for administering the 2001 Stock Incentive Plan.
The exercise price, option term, and time and method of exercise of the stock options granted under the 2001 Stock Incentive Plan are determined by the Committee. Subject to the terms of the 2001 Stock Incentive Plan and any applicable agreement, the grant price, term, method of exercise, date of exercise, method of settlement and any other term and condition of any stock appreciation rights are determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate. Shares of restricted stock and restricted stock units are subject to such restrictions as the Committee may impose (including, without limitation, a waiver by participants of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate. Any restricted stock granted under the 2001 Stock Incentive Plan is evidenced by issuance of a stock certificate or certificates, which certificate or certificates are held by the Company. Except as otherwise determined by the Committee, upon a participant’s termination of employment during the applicable restriction period, all shares of restricted stock and all restricted stock units held by the participant at such time are forfeited and reacquired by the Company. The Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all-remaining restrictions with respect to shares of restricted stock or restricted stock units. Finally, the Committee is authorized, subject to the terms of the 2001 Stock Incentive Plan and any applicable award agreement, to grant to eligible persons shares of common stock without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the 2001 Stock Incentive Plan.
LecTec Corporation 2010 Stock Incentive Plan
In September 2010 LecTec’s shareholders approved, the LecTec Corporation 2010 Stock Incentive Plan (the “Stock Incentive Plan”). The purpose of the Stock Incentive Plan is to promote the interests of LecTec and its shareholders by aiding LecTec in attracting and retaining employees, officers, consultants, advisors and non—employee directors who the Company expects will contribute to its success and to enable these individuals to participate in the Company’s long—term success and growth by giving them a proprietary interest in LecTec. The aggregate number of shares of LecTec common stock that may be issued under all stock—based awards made under the Stock Incentive Plan is 450,000. The Stock Incentive Plan replaced the 2001 Stock Incentive Plan, which is scheduled to expire by its terms on July 1, 2011.
The Compensation Committee of our Board of Directors (the “Compensation Committee”) will administer the Stock Incentive Plan and will have full power and authority, along with the Board, to determine when and to whom awards will be granted, and the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the Stock Incentive Plan. In addition, the Compensation Committee can specify whether, and under what circumstances, awards to be received under the Stock Incentive Plan or amounts payable under such awards may be deferred automatically or at the election of either the holder of the award or the Compensation Committee. Subject to the provisions of the Stock Incentive Plan, the Compensation Committee may amend or waive the terms and conditions, or accelerate the exercisability, of an outstanding award. The Compensation Committee has authority to interpret the Stock Incentive Plan and establish rules and regulations for the administration of the Stock Incentive Plan.

Any employee, officer, consultant, advisor or non—employee director providing services to LecTec or any of its affiliates, who is selected by the Compensation Committee, is eligible to receive an award under the Stock Incentive Plan, provided that, in the case of consultants and advisors, such services are not in connection with the offer or sale of securities in a capital—raising transaction and do not directly or indirectly promote or maintain a market for our securities.
The Stock Incentive Plan permits grants of:
•	stock options (including both incentive and non—qualified stock options);

•	stock appreciation rights (“SARs”);

•	restricted stock and restricted stock units;

•	dividend equivalents;

•	performance awards of cash, stock or property;

•	stock awards; and

•	other stock—based awards.
Awards may be granted alone, in addition to, in combination with or in substitution for, any other award granted under the Stock Incentive Plan or any other compensation plan. Awards can be granted for no cash consideration or for any cash or other consideration as may be determined by the Compensation Committee or as required by applicable law. Awards may provide that upon the grant or exercise thereof, the holder will receive cash, shares of LecTec common stock, other securities or property or any combination of these in a single payment, installments or on a deferred basis. The exercise price per share under any stock option and the grant price of any SAR may not be less than the fair market value of the Company’s common stock on the date of grant of such option or SAR except to satisfy legal requirements of foreign jurisdictions or if the award is in substitution for an award previously granted by an entity acquired by us. Determinations of fair market value under the Stock Incentive Plan will be made in accordance with methods and procedures established by the Compensation Committee. The term of awards may not be longer than ten years from the date of grant. Awards will be adjusted by the Compensation Committee in the case of a stock dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split—up, spin—off, combination, repurchase or exchange of shares, issuance of warrants or other rights or other similar corporate transaction or event that affects shares of our common stock in order to prevent dilution or enlargement of the benefits or potential benefits intended to be provided under the Stock Incentive Plan.
If an award entitles the holder to receive or purchase shares of Company common stock, the shares covered by such award or to which the award relates will be counted against the aggregate number of shares available for awards under the Stock Incentive Plan. For SARs settled in shares upon exercise, the aggregate number of shares with respect to which the SAR is exercised, rather than the number of shares actually issued upon exercise, will be counted against the number of shares available for awards under the Stock Incentive Plan. Awards that do not entitle the holder to receive or purchase shares and awards that are settled in cash will not be counted against the aggregate number of shares available for awards under the Stock Incentive Plan.
The Stock Incentive Plan provides that shares covered by an award made under the Stock Incentive Plan (or to which such an award relates) that are not purchased, that are forfeited or are reacquired by LecTec (including shares of restricted stock, whether or not dividends have been paid on such shares), or that are subject to an award that otherwise terminates or is cancelled without delivery of such shares, shall be available for award again under the Stock Incentive Plan to the extent of any such forfeiture, reacquisition, termination or cancellation. Shares that are withheld in full or partial payment of the purchase or exercise price of any award or in connection with the satisfaction of tax obligations relating to an award will not be available again for grant awards under the Stock Incentive Plan.

Unless terminated by the Board of Directors, the Stock Incentive Plan will expire on August 15, 2020. No awards may be made after that date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the Stock Incentive Plan prior to expiration may extend beyond the expiration of the Stock Incentive Plan through the award’s normal expiration date. The Board of Directors may amend, alter, suspend, discontinue or terminate the Stock Incentive Plan at any time, although shareholder approval must be obtained for any amendment to the Stock Incentive Plan that would: (1) increase the number of shares of our common stock available under the Stock Incentive Plan, (2) increase the award limits under the Stock Incentive Plan, (3) permit awards of options or SARs at a price less than fair market value, (4) permit repricing of options or SARs or (5) cause Section 162(m) of the Internal Revenue Code to become unavailable with respect to the Stock Incentive Plan. Shareholder approval is also required for any action that requires shareholder approval under the rules and regulations of the Securities and Exchange Commission or any other securities exchange that are applicable to us.
No option or SAR may be amended to reduce its initial exercise or grant price, and no option or SAR may be cancelled and replaced with awards having a lower exercise or grant price. However, the Compensation Committee may adjust the exercise or grant price of, and the number of shares subject to, any outstanding option or SAR in connection with a stock dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split—up, spin—off, combination, repurchase or exchange of shares, issuance of warrants or other rights or other similar corporate transaction or event that affects shares of our common stock, in order to prevent dilution or enlargement of the benefits, or potential benefits intended to be provided under the Stock Incentive Plan.
Table of Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2011, by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table above and all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of, March 30, 2011 are considered outstanding. Each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them, and such shares are not subject to any pledge. Percentage of ownership is based on 4,305,026 shares of common stock outstanding on March 30, 2011.

	Number of		Percent of
	Shares	Number of Shares	Shares
	Beneficially	Underlying Options	Outstanding
Name of Beneficial Owner	Owned	Beneficially Owned	(%)
Larry C. Hopfenspirger(1)	439,325	—	10.2
2025 Nicollet Ave. S., #203 Minneapolis, Minnesota 55402
Estate of Lee M. Berlin	405,759	—	9.4
c/o Helen Berlin, personal representative 9115 Strada Place Naples, FL 34106
Judd A. Berlin	203,145	66,000	6.2
9115 Strada Place Naples, FL 34106
Sanford M. Brink(2)(3) 1102 120th Street	345,280	10,000	8.2
Roberts, Wisconsin 54023
Gregory Freitag		75,000	1.7
Robert Rudelius(4)		15,000	0.3
Timothy Heaney		15,000	0.3
Lowell Hellervik, Ph. D.(3)	15,500	10,000	0.6
Dr. Elmer Salovich(4)	100,000	10,000	2.4
All directors and executive officers as a group (5 persons)	115,500	125,000	5.4

(1)	Based on a Schedule 13D filed with the Securities and Exchange Commission on April 3, 2009, by Mr. Hopfenspirger, he has sole voting and dispositive power over 406,066 shares and shared voting and dispositive power over 33,259 shares held by Mr. Hopfenspirger’s wife and children.

(2)	Based on a Schedule 13D jointly filed July 7, 2009, Sanford M. Brink and Linda K. Brink, Mr. Brink has sole voting and dispositive power over 55,700 shares and Ms. Brink has sole voting and dispositive power over 6,085 shares. They have shared voting and dispositive over 283,495 shares. On September 15, 2010, Mr. Brink announced his intention to retire from LecTec’s Board of Directors after the Company’s Annual meeting that was held on September 22, 2010 Mr. Brink indicated that he would remain on the Board until his replacement is identified and ready to be appointed to his seat on the Board.

(3)	On January 26, 2011, Lowell W. Hellervik, Ph.D., was appointed to fill Mr. Brink’s vacancy, and to serve as a member of the Compensation and Nominating & Governance Committees of the Board. Dr. Hellervik was granted an option to purchase 20,000 shares of LecTec common stock subject to certain vesting requirements at $3.50 per share.

(4)	On February 22, 2011, LecTec announced that Kevin Lynch, Chairman of the Board of Directors of LecTec, had resigned from the Board and relinquished and terminated his previously issued 20,000 share option granted on September 22, 2010, and that Dr. Elmer Salovich has been appointed to fill the resulting vacancy, and to serve as a member of the Compensation and Nominating & Governance Committees of the Board. On February 18, 2011, Dr, Salovich was granted an option to purchase 20,000 shares of LecTec common stock subject to certain vesting requirements at $3.50 per share. Director Robert Rudelius will assume the position of Chairman of the Board.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We are not a listed issuer and so are not subject to the director independence requirements of any exchange or inter-dealer quotation system. Nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided in Rule 4200(a) (15) of The NASDAQ Stock Market’s Marketplace Rules. Under this definition of independence, directors Timothy Heaney, Robert Rudelius, Lowell Hellervik, Ph.D. and Dr. Elmer Salovich would be considered independent directors. Gregory Freitag, a member of our Board of Directors, would not be considered independent because he serves as our Chief Executive Officer and Chief Financial Officer.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Fees billed or expected to be billed to us for audit services by our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP (“Lurie Besikof”) for the audit of our annual financial statements and for reviews of our financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended December 31, 2010 and 2009 were $60,600 and $46,500, respectively.
Audit-Related Fees
No fees were billed or are expected to be billed to us by Lurie Besikof for audit-related services provided during the fiscal years ended December 31, 2010 and 2009.
Tax Fees
Fees billed or expected to be billed to us by Lurie Besikof for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2010 or 2009 were $12,582 and $10,350, respectively.
All Other Fees
No fees were billed or are expected to be billed to us by Lurie Besikof for other services not included above during the fiscal years ended December 31, 2010 or 2009.
Pre-Approval Policies and Procedures
Because of our size, complexity, financial condition, and prospects, the Audit Committee is apprised of and pre-approves all fees for services provided by our independent registered public accounting firm. All fees paid to our independent registered public accounting firm for 2010 and 2009 were approved by our Audit Committee. The Audit Committee has considered whether non-audit services provided by our independent registered public accounting firm during 2010 and 2009 were compatible with maintaining the accounting firm’s independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1) The following financial statements are filed herewith in Item 8 of Part II of this annual report on Form 10-K:
(i)	Balance Sheets

(ii)	Statement of Operations

(iii)	Statements of Shareholders’ Equity

(iv)	Statements of Cash Flows

(v)	Notes to Financial Statements
(3) Exhibits

Exhibit
Number	Description
3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986)

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986)

**10.03	LecTec Corporation 1998 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)

**10.04	LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)

**10.05	LecTec Corporation 2001 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001)

**10.14	Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

**10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.16	Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2009)

*10.17	Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

10.19	Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

*10.20	Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit
Number	Description
10.21	Advisory Services Agreement, dated June 1, 2010, by and between LecTec Corporation and Judd Berlin (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2010)

**10.22	Non-Qualified Stock Option Agreement, dated June 1, 2010 by and between LecTec Corporation and Greg Freitag (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2010)

**10.23	LecTec Corporation 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 20, 2010)

**10.24	Form of Non-Incentive Stock Option Agreement under the LecTec Corporation 2010 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+23.01	Consent of Lurie Besikof Lapidus & Company, LLP

++24.01	Power of Attorney

+31.01	Certification of Principal Executive Officer

+31.02	Certification of Principal Financial Officer

+32.01	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Notes to Exhibits

*	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

+	Filed herewith.

++	Included on signature page.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECTEC CORPORATION
/s/ Gregory Freitag
Gregory Freitag
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory G. Freitag (with full power to act alone), as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of LecTec Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Freitag Gregory Freitag Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)	March 30, 2011

/s/ Timothy Heaney Timothy Heaney Director	March 30, 2011

/s/ Robert Rudelius Robert Rudelius Director	March 30, 2011

/s/ Lowell Hellervik Lowell Hellervik Director	March 30, 2011

/s/ Elmer Salovich, M.D. Elmer Salovich, M.D. Director	March 30, 2011

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986)

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-18 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986

**10.03	LecTec Corporation 1998 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)

**10.04	LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-72569) filed on February 18, 1999)

**10.05	LecTec Corporation 2001 Stock Option Plan (Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (file number 333-68920) filed on September 4, 2001)

**10.14	Form of Non-Qualified Stock Option Agreement under the LecTec Corporation 1998 Directors’ Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

**10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.16	Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2009)

*10.17	Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

10.19	Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

*10.20	Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.21	Advisory Services Agreement, dated June 1, 2010, by and between LecTec Corporation and Judd Berlin (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2010)

**10.22	Non-Qualified Stock Option Agreement, dated June 1, 2010 by and between LecTec Corporation and Greg Freitag (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2010)

**10.23	LecTec Corporation 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 20, 2010)

**10.24	Form of Non-Incentive Stock Option Agreement under the LecTec Corporation 2010 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+23.01	Consent of Lurie Besikof Lapidus & Company, LLP

++24.01	Power of Attorney

+31.01	Certification of Principal Executive Officer

+31.02	Certification of Principal Financial Officer

+32.01	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits

*	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

+	Filed herewith.

++	Included on signature page.