Form 10-Q
period 2011-03-31
LECTEC CORP /MN/
filed 2011-05-17
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 16, 2011, the registrant had 4,305,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
Forward-Looking Statements
From time to time, in reports filed with the Securities and Exchange Commission (including this Form10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, pursuit of, and competition for, business opportunities, the outcome of merger and acquisition strategy, dilutive transactions, the Company’s receipt of royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for license, sale or strategic partner agreements related to patents that the Company holds, volatility in the price of our common stock and other risks and uncertainties as described in “Risk Factors” included in Item 1A as filed in the Company’s Form 10-K for the year ended December 31, 2010.

PART 1 — FINANCIAL INFORMATION

ITEM 1	—	CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,641,238	$7,076,827
Certificates of deposit	3,183,737	1,959,573
Royalty receivable	25,007	42,117
Infringement receivable and prepaid expenses	2,451,751	470,651
Deferred tax asset	18,000	538,000

Total current assets	11,319,733	10,087,168

FIXED ASSETS:
Office equipment	9,847	9,847
Accumulated depreciation	(6,844)	(6,199)

	3,003	3,648

OTHER ASSETS:
Patent costs	48,032	52,661

TOTAL ASSETS	$11,370,768	$10,143,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$115,835	$62,305
Accrued expenses	116,626	52,044

Total current liabilities	232,461	114,349

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,305,026 shares issued and outstanding at March 31, 2011 and December 31, 2010	43,050	43,050
Additional contributed capital	13,140,294	12,936,327
Accumulated deficit	(2,045,037)	(2,950,249)

	11,138,307	10,029,128

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,370,768	$10,143,477

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

REVENUE
Infringement income	$3,600,000	$—
Royalty and licensing fees	25,007	19,529

Total revenue	3,625,007	19,529

OPERATING EXPENSES	2,137,987	394,475

Income (loss) from operations	1,487,020	(374,946)

INTEREST AND MISCELLANEOUS INCOME	1,692	4,018

INCOME (LOSS) BEFORE INCOME TAXES	1,488,712	(370,928)

INCOME TAX BENEFIT (EXPENSE)	(583,500)	125,000

NET INCOME (LOSS)	$905,212	$(245,928)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,305,026	4,301,693

Diluted	4,310,661	4,301,693

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.21	$(0.06)

Diluted	$0.21	$(0.06)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$905,212	$(245,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense related to issuance of stock options	203,967	—
Depreciation expense	645	716
Amortization of patent costs	4,629	4,500
Deferred income tax	520,000	(173,000)
Changes in operating assets and liabilities:
Royalty receivable	17,110	11,996
Infringement receivable and prepaid expenses	(1,981,100)	16,803
Income tax payable	63,500	(777,000)
Accounts payable	53,530	94,933
Accrued expenses	1,082	(251,237)

Net cash used in operating activities	(211,425)	(1,318,217)

Cash flows from investing activities:
Purchase of certificates of deposit	(1,224,164)	—
Purchase of office equipment	—	(1,257)
Investment in patents	—	(7,731)

Net cash used in investing activities	(1,224,164)	(8,988)

Cash flows from financing activities:
Payments of dividend	—	(4,298,350)
Stock option exercised	—	39,000

Net cash used in financing activities	—	(4,259,350)

Net decrease in cash and cash equivalents	(1,435,589)	(5,586,555)

Cash and cash equivalents — beginning of period	7,076,827	15,766,107

Cash and cash equivalents — end of period	$5,641,238	$10,179,552

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
March 31, 2011 and 2010
(Unaudited)
(1) Basis of Presentation
The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business/Premises Summary and Critical Accounting Policies
Business Summary
The Company is an intellectual property (“IP”) licensing and holding company whose primary strategy is to pursue a merger to leverage its cash asset and improve shareholder value and liquidity. LecTec is in discussions with AxoGen Corporation as a candidate for this strategy. LecTec also has a licensing agreement (“Novartis Agreement”) with Novartis Consumer Health, Inc., under which LecTec receives royalties from time to time based upon a percentage of Novartis’ net sales of licensed products. LecTec’s intellectual property portfolio contains domestic and international patents based on its original hydrogel patch technology and patent applications on a hand sanitizer patch. LecTec has completed through settlement its previous legal action against five defendants and on May 9, 2011 sold a significant portion of its hydrogel patch intellectual property to Endo Pharmaceuticals Inc. for $2,000,000. Such actions have ended LecTec’s current pursuit of legal action regarding its intellectual property. The LecTec anti-microbial hand sanitizer patch is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed, or exposed to the eye. An initial prototype of the hand sanitizer patch has been developed and LecTec is exploring the engagement of a strategic partner to complete its hand sanitizer patch development. An effort to monetize the remainder of LecTec’s intellectual property is also ongoing, however, any substantial additional value is uncertain.
The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. The Company’s principal executive office is located at 1407 South Kings Highway, Texarkana, Texas 75501, its telephone number is (903) 832-0993, its corporate internet Website is www.lectec.com, and the Company’s stock trades on the Over the Counter (“OTC”) Bulletin Board under the symbol LECT.OB.
Corporate Office and Premises Summary
The Company has one leased facility in Texas and two record storage facilities in Minnesota as of March 31, 2011. In July 2008, the Company moved its corporate headquarter facilities (principal executive office) from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501. In February 2010, the Company renewed the Texas Lease until March 1, 2011 at a monthly lease rate of $750 per month and has subsequently renewed the Texas lease until March 1, 2012 at a monthly lease rate of $750 per month. The Texas Lease contains customary representations, warranties, and covenants on the part of the Company and the landlord.
In addition to the Texas Lease, the Company currently maintains two storage facilities in Minnesota for record retention purposes at a cost of approximately $4,153 per year.

Critical Accounting Policies
The Company’s most critical accounting policies include:
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
Credit Risk
A significant amount of cash is deposited in one financial institution. Certain amounts of the Company’s cash exceed federally insured limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
Royalty Receivable
The Company grants credit to its only customer, Novartis, in the normal course of business and under the terms contained in the Novartis Agreement. Pursuant to the Novartis Agreement, Novartis pays the royalty income within the terms defined in the Novartis Agreement.
Infringement Receivable and Prepaid Expenses
Infringement receivable and prepaid expenses contains net proceeds from the settlement of litigation matters and prepaid legal costs. Release of such funds to the Company will occur pursuant to the procedures established for the trust account which is maintained by the Company’s legal counsel.
Patent Costs
Patent costs consist primarily of the cost of applying for patents and are amortized on a straight-line basis over the estimated useful life of the asset, which is generally five years. Patent maintenance costs are expensed as incurred.
The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at March 31, 2011.
Revenue Recognition
Royalty and licensing fees are recognized when earned under the terms of the Novartis Agreement based upon sales information of licensed products provided by Novartis, and when collection is reasonably assured. Infringement income is recognized when settlement agreements have been signed and collection is reasonably assured.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation, which requires that compensation cost relating to share-based payment transactions (including the cost of all employee stock options), be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. Share-based payment accounting covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
Off-Balance Sheet Arrangements
The Company does not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expense, operating results, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.
(3) Income (Loss) Per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants when dilutive.
Common stock options to purchase 474,000 shares of common stock with a weighted average exercise price of $3.78 were outstanding at March 31, 2011. The Company had a loss from operations for the quarter ended March 31, 2010; those shares were excluded from the net loss per common share computation because they were antidilutive. The Company had net income from operations for the quarter ended March 31, 2011.
Diluted net income per common share for the three months ended March 31, 2011 was computed as follows:

Net income for per share computation	$905,212

Weighted-average common shares outstanding	4,305,026
Incremental shares from assumed exercise of stock options	5,635

Shares outstanding — diluted	4,310,661

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
(5) Novartis Supply and License Agreement
In 2004, the Company entered into a supply and licensing agreement with Novartis (the Novartis Agreement). By December 31, 2004, the supply portion of the Novartis Agreement was completed and the Company no longer manufactured any product. Under the Novartis Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Novartis Agreement. The License will continue in effect for the duration of the patents lives permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the adult cough/cold market. Novartis is required by the Novartis Agreement to pay royalties, at an agreed upon percentage, to the Company based on net sales of vapor patches by Novartis for each year the License is in effect.

During the three months ended March 31, 2011 and 2010, the Company recorded revenue of $25,007 and $19,529, respectively, for royalties covered under the Agreement.
(6) Patents and Trademarks
The Company’s policy is to protect its proprietary position by securing U.S. and foreign patents that cover the technology, inventions and improvements related to its business. The Company has 4 pending and 9 granted U.S. patents, multiple international pending and granted patents and a foreign application through the Patent Cooperation Treaty (“PCT”) related to its patch technologies. The Company’s issued U.S. patents have a remaining legal duration ranging from one to 11 years. Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted under the Company’s patents will provide a competitive advantage.
The Company uses both patents and trade secrets to protect its proprietary property and information, but there can be no assurance that other parties will not independently develop the same or similar information to our detriment.
On July 25, 2008, the Company filed a complaint for patent infringement against five companies, alleging that those companies had infringed upon two of the Company’s patents relating to its medicated patch technology. The Company has subsequently settled with all such parties. See PART II, ITEM 1 of this Form 10-Q for additional information.
(7) Stock Option
In January and February 2011, the Company granted options to purchase 20,000 shares of common stock each to two directors of the Company. The options have an exercise price of $3.50 per share, vest as to 5,000 shares immediately and then additional 5,000 shares each of the following three quarters and will expire seven years from the grant date. The fair value of the option is the estimated present value at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: risk free interest rate 2.88%, expected life 7 years, expected volatility 172.94% and expected dividend rate 0.00%.
In February 2011, a director resigned and his previously granted option of 20,000 shares was cancelled.
The Company recorded share-based compensation of $203,967 during the three months ended March 31, 2011. There was no share-based compensation during the months ended March 31, 2010. At March 31, 2011, there was approximately $308,555 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized in the next three quarters.
(8) Subsequent Events
On April 25, 2011, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “POP Settlement Agreement”) with Prince of Peace Enterprises, Inc. (“POP”) to settle the Company’s claims against POP that POP infringed the Patents-In-Suit. Pursuant to the Settlement Agreement, POP paid the Company a one—time sum of $225,000 and the Company granted to POP a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) U.S. Patent Nos. 5,536,263 and 5,741,510 (the “Patents—In—Suit”), (b) any patent that claims priority, directly or indirectly, from the Patents—In—Suit (the “Family Patents”) and (c) any foreign counterparts of the Family Patents, for use in connection with any product or process sold or used by POP, other than products covered by exclusive licenses previously granted to other companies. Such settlement proceeds are before paying contingent legal fees and prior to any tax effect. In addition, under the Settlement Agreement the Company and POP entered into mutual releases of all claims.
On May 5, 2011, the Company made a $500,000 loan to AxoGen Corporation and was given a note in return that bears interest at an annual rate of 8%, has a maturity date of June 30, 2013, is secured by AxoGen assets and is subordinated to the interests of AxoGen’s senior lenders.
On May 9, 2011, the Company sold certain of its patents relating to its hydrogel patch technology to Endo Pharmaceuticals Inc. for $2,000,000, which proceeds will be subject to income taxation and related expenses.
On May 16, 2011, the Company and its litigation counsel Rader, Fishman & Grauer PLLC (“Rader”) signed a Release and Settlement Agreement. Pursuant to such letter, Rader will no longer act as counsel to the Company, except as to matters arising specifically from the Company’s recently concluded patent infringement litigation and sale of patents. The parties have also agreed to mutual releases of claims against each other with regard to certain matters. A final reconciliation of the escrow account is in the process of being completed.
In conjunction with this subsequent event the parties have agreed that the Company will receive approximately $1,760,000 from the escrow account which relates to: (1) the funds remaining from an original contribution to pay litigation expenses: (2) the receipt of settlement funds net of legal expenses; and (3) fees related to the sale of hydrogel patch technology to Endo Pharmaceuticals Inc. This amount does not include the $2.0 million proceeds from the sale of hydrogel patch technology to Endo Pharmaceuticals Inc. These estimates also do not reflect any income tax affects.
It is currently estimated that Rader will receive $2.2 million in aggregate fees related to the Company’s settlement of its patent infringement claims against Chattem Inc. and POP and the Company’s sale of patents relating to its hydrogel patch technology to Endo Pharmaceuticals Inc.

ITEM 2	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our business plan is primarily focused on pursuing a merger, while also attempting to engage a strategic partner to complete development of the hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements; and further monetization, if possible, of our IP portfolio, excluding our hand sanitizer patch, through licensing, selling or engaging strategic partners for the remaining portion of our hydrogel IP. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from sale of assets, in conjunction with reducing operational costs.
Merger/Acquisition Opportunities. We believe that our cash balance and public company status provide the potential for merger opportunities. In evaluating any such opportunities, primary consideration will be given to companies generating revenue and addressing sizable markets which we believe may attract significant investment interest. Any transaction under consideration should also be expected to provide increased liquidity for our shareholders. Our current intention is not to seek multiple investments, but to focus our efforts on identifying a single transaction in which to apply our cash balance and public company status. Although opportunities related to our current business areas will be of greatest interest, we will evaluate situations in other areas in which we have the capability to make an appropriate and informed review. The Company has identified AxoGen Corporation as a potential target for its merger strategy.
Hand Sanitizer Patch. Due to the growing worldwide concern regarding the spread of germs through hand contact, we filed patents for, and screened, identified and tested technologies suitable for, an anti-microbial hand sanitizer patch. This activity has lead to the development of a prototype that is ready to begin efficacy and other testing to determine its market viability. We are seeking to engage a strategic partner to complete the development of our hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements. Because the hand sanitizer patch is a consumer product, we believe that engaging an established strategic partner is the best go-to-market strategy because we will be able to leverage any such partner’s competencies regarding the development and manufacturing of products, customer requirements and marketing and distribution strategies. If we are not able to engage an acceptable strategic partner, we will evaluate how, or if, to proceed with our hand sanitizer patch in light of progress made in our other strategic initiatives.

IP Portfolio, Excluding Hand Sanitizer Patch. We completed an evaluation of our IP portfolio, which included conducting both a current analysis of our portfolio and referring to our 2007 extensive market research and intellectual property report. Based on this evaluation, we believe that the best strategy to derive further value, if any, from our IP portfolio, other than our hand sanitizer patch, is to pursue licensing of this IP, and to engage strategic partners to help us further develop, if necessary, manufacture and/or market this IP, or sell all or a portion of this IP. In accordance with this strategy, on May 9, 2011 we sold certain patents related to a significant portion of our hydrogel IP to Endo Pharmaceuticals Inc. for $2,000,000. We believe the limited time left before the expiration of the remaining hydrogel IP greatly limits its further value.
Although we believe that our strategy will result in increased value for our shareholders, there can be no assurance that our strategy, or any component thereof, will be successful. The effort to monetize the remainder of LecTec’s intellectual property is ongoing, however, any substantial additional value is uncertain.
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
Results of Operations
The Company recorded infringement income of $3,600,000 for the quarter ended March 31, 2011. This income was related to a settlement with one defendant in the Company’s ongoing litigation efforts (See Part II, Item 1 of this Form 10-Q). The Company received no infringement income during the first quarter ended March 31, 2010. The Company recorded royalty income of $25,007 and $19,529 for the three months ended March 31, 2011 and 2010, respectively, an increase of $5,478. The increase in royalty revenue resulted from higher sales from the seasonal cough/cold demand of Novartis’ patch products using Company IP. The royalty income recorded during the three month periods ended March 31, 2011 and 2010 was based on information provided by Novartis.
Operating expenses increased $1,743,512 to $2,137,987 for the three months ended March 31, 2011, from operating expenses of $394,475 for the comparable period in 2010. Of such increase, $1,575,418 related to litigation contingency fees and expenses and $203,967 related to non-cash expenses for stock option grants. Without including such litigation and stock option grant expenses, operating expenses decreased by $35,873. Such lower operating expenses were the result of reduced rent, salary, research and development and accounting expenditures, offset by increases in intellectual property and merger strategy related expenses.
The Company recorded net income of $905,212 or $0.21 per basic and diluted share for the three months ended March 31, 2011, compared to a net loss of $(245,928) or $(0.06) per basic and diluted share, for the same period in 2010. The increase in net income of $1,151,140 for the three month period ended March 31, 2011 from the comparable period in 2010 is due to the increase in infringement and royalty income, offset by operating expenses, discussed above.
Income Taxes
The income tax expense for the three months ended March 31, 2011 was due to income generated in the first quarter of 2011. The income tax benefit for the three months ended March 31, 2010 was principally the result of the federal tax benefit of the operating loss for the quarter ended March 31, 2010.
Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
Cash and cash equivalents and certificates of deposit decreased $211,425 for the three month period ended March 31, 2011, to $8,824,975 from cash and cash equivalents and certificates of deposit of $9,036,400 at December 31, 2010. The decrease in cash and cash equivalents and certificates of deposit resulted primarily from the Company’s current operating expenses. The Company’s prepaid expenses and infringement escrow account as of March 31, 2011 had a balance of $2,451,751 which is not reflected in cash and cash equivalents and certificates of deposit because it is still maintained in an escrow account for the benefit of the Company.

The Company had no material commitments for capital expenditures at March 31, 2011 or 2010.
The Company had working capital of $11,087,272 and a current ratio of 48.7 at March 31, 2011 compared to working capital of $9,972,819 and a current ratio of 88.21 at December 31, 2010. The increase in working capital and decrease in the current ratio at March 31, 2011, compared to December 31, 2010, was primarily due to the Company recording infringement litigation income and offset by income taxes and operating expenses of the Company
Shareholders’ equity increased $1,109,179 to $11,138,307 at March 31, 2011 from $10,029,128 at December 31, 2010, due to net income of $905,212, in addition to compensation expense of $203,967 related to stock option grants, during the three months ended March 31, 2011.
On May 5, 2011, the Company made a $500,000 loan to AxoGen Corporation and was given a note in return that bears interest at an annual rate of 8%, has a maturity date of June 30, 2013, is secured by AxoGen assets and is subordinated to the interests of AxoGen’s senior lenders.
On May 9, 2011, the Company sold certain of its patents relating to its hydrogel patch technology to Endo Pharmaceuticals Inc. for $2,000,000, which proceeds will be subject to income taxation and related expenses.
The Company entered into a contingency fee agreement with Rader, Fishman & Grauer PLLC, who is our legal counsel in our recently concluded patent infringement litigation. See Part II, Item 1 of this Form 10-Q for additional information concerning this litigation. Under this agreement, the Rader firm receives a percentage of any recovery in the litigation or other proceeds resulting from a settlement of the litigation or related transactions with defendants as its primary compensation for representing the Company in this matter. The Company is also obligated (i) to reimburse the Rader firm for its out-of-pocket expenses in connection with the litigation through an upfront advance of $50,000 and monthly advances of $10,000, and (ii) to engage and pay for expert services needed in the litigation, provided that the Company’s obligation to advance such funds and pay such expert expenses will be suspended if the Company’s cash levels fall below certain thresholds. Thereafter, if the Company’s cash levels exceed such thresholds, or there is a recovery in or other proceeds from the litigation, then the Rader firm will be reimbursed for any expenses it has covered while such advances and payments were suspended.
The Company earns interest on its available cash in addition to the trust arrangement the Company has with the Rader firm. Interest income earned during the three month periods ended March 31, 2011 and 2010 was $3,664 and $4,018, respectively. The average interest the Company earns on its available cash is less than 1%. The decrease in interest income for the three month period ended March 31, 2011 from the comparable period in 2010, results from a decrease in the Company’s cash available for investments due to operating and litigation expenses.
The Company currently estimates that it will receive $50,000 to 75,000 per year in royalty income based upon historical royalty income and cash receipt activity from Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Item 1A. filed on Form 10-K for the period ending December 31, 2010.
CRITICAL ACCOUNTING POLICIES
Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended March 31, 2011 and 2010. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-Q.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, are the reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1	—	LEGAL PROCEEDINGS
On July 25, 2008, we filed a complaint for patent infringement (the “Complaint”) against five companies, including Chattem, Inc. (Ticker: CHTT), Endo Pharmaceuticals, Inc. (Ticker: ENDP), Johnson & Johnson Consumer Company, Inc. (Ticker: JNJ), The Mentholatum Company, Inc. (Division of Rohto Pharmaceuticals, Ticker RPHCF.PK), and Prince of Peace Enterprises, Inc. (Private Company) (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Texas. The Complaint alleged, among other things, that the Defendants infringed two of our patents (the “Patents—In—Suit”), which relate to our medicated patch technology. We sought to enjoin the Defendants from infringing the Patents—In—Suit and to recover monetary damages related to such infringement, as well as interest and litigation costs.
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

On May 29, 2009, November 11, 2009 and December 18, 2009 the Company entered into a settlement agreement with the Mentholatum Company, Endo Pharmaceuticals Inc. and Johnson and Johnson Consumer Companies, Inc., respectively, pursuant to which the Company was paid $600,000, $23,000,000 and $1,200,000, respectively, in settlement of its claims against such parties.
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
On March 23, 2011, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Chattem Settlement Agreement”) with Chattem to settle the Company’s claims against Chattem that Chattem infringed the Patents-In-Suit. Pursuant to the Settlement Agreement, Chattem paid a one—time sum of $3,600,000, which was deposited into the Company’s infringement escrow account that it has with our Counsel, and the Company granted to Chattem a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) the Patents—In—Suit, (b) any patent that claims priority, directly or indirectly, from the Patents—In—Suit (the “Family Patents”) and (c) any foreign counterparts of the Family Patents, for use in connection with any product or process sold or used by Chattem, other than products covered by exclusive licenses previously granted to other companies. Such settlement proceeds are before paying contingent legal fees and prior to any tax effect. In addition, under the Settlement Agreement the Company and Chattem entered into mutual releases of all claims.
On April 25, 2011, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “POP Settlement Agreement”) with Prince of Peace Enterprises, Inc. (“POP”) to settle the Company’s claims against POP that POP infringed the Patents-In-Suit. Pursuant to the Settlement Agreement, POP paid the Company a one—time sum of $225,000 and the Company granted to POP a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) the Patents—In—Suit, (b) the “Family Patents” and (c) any foreign counterparts of the Family Patents, for use in connection with any product or process sold or used by POP, other than products covered by exclusive licenses previously granted to other companies. Such settlement proceeds are before paying contingent legal fees and prior to any tax effect. In addition, under the Settlement Agreement the Company and POP entered into mutual releases of all claims.
LecTec has completed, through settlement, its previous legal action against the five defendants. It currently has no active or pending litigation matters.

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

ITEM 2	—	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3	—	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4	—	(REMOVED AND RESERVED)
This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

ITEM 5	—	OTHER INFORMATION
None.

ITEM 6	—	EXHIBITS

Exhibit No.	Description

3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.1	Confidential Settlement Agreement and Mutual Release by and between LecTec Corporation and Chattem, Inc., dated March 23, 2011.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECTEC CORPORATION
Date: May 17, 2011	By:	/s/ Gregory G. Freitag
Gregory G. Freitag
Chief Executive Officer, Chief Financial Officer, & Director (Principal Financial Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01
Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.1	Confidential Settlement Agreement and Mutual Release by and between LecTec Corporation and Chattem, Inc., dated March 23, 2011.

31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.