Form 10-Q
period 2011-06-30
LECTEC CORP /MN/
filed 2011-08-11
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 11, 2011, the registrant had 4,305,026 shares of common stock outstanding.

LECTEC CORPORATION
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
     Forward-Looking Statements
     From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes,” “wants,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. Such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, pursuit of, and competition for, business opportunities, the outcome of the Company’s merger and acquisition strategy, dilutive transactions, the Company’s receipt of royalty payments from Novartis Consumer Health, Inc., which is selling an adult vapor patch licensed by the Company, the Company’s dependence on key personnel and Board of Director members, the success or failure of any attempt by the Company to protect or enforce its patents and territories of coverage, the issuance of new accounting pronouncements, the availability of opportunities for license, sale or strategic partner agreements related to patents that the Company holds, volatility in the price of our common stock and other risks and uncertainties as described in “Risk Factors” included in Part II, Item 1A in this Quarterly Report on Form 10-Q.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — CONDENSED FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS
LECTEC CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,840,329	$7,076,827
Certificates of deposit	1,714,848	1,959,573
Royalty receivable	19,111	42,117
Prepaid expenses	650	470,651
Deferred tax asset	18,000	538,000

Total current assets	9,592,938	10,087,168

NOTES AND ACCRUED INTEREST RECEIVABLE	2,520,712	—

FIXED ASSETS:
Office equipment	9,847	9,847
Accumulated depreciation	(7,489)	(6,199)

	2,358	3,648

OTHER ASSETS:
Patent costs	44,559	52,661

TOTAL ASSETS	$12,160,567	$10,143,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$207,363	$62,305
Accrued expenses and income taxes payable	404,208	52,044

Total current liabilities	611,571	114,349

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 15,000,000 shares authorized; 4,305,026 shares issued and outstanding at June 30, 2011 and December 31, 2010	43,050	43,050
Additional contributed capital	13,300,545	12,936,327
Accumulated deficit	(1,794,599)	(2,950,249)

	11,548,996	10,029,128

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,160,567	$10,143,477

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE:
Infringement and patent income	$2,225,000	$—	$5,825,000	$—
Royalty and licensing fees	19,111	3,254	44,118	22,783

Total revenue	2,244,111	3,254	5,869,118	22,783

OPERATING EXPENSES	1,730,922	341,877	3,870,881	736,352

Income (loss) from operations	513,189	(338,623)	1,998,237	(713,569)

INTEREST AND MISCELLANOUS INCOME	23,749	4,235	27,413	8,253

INCOME (LOSS) BEFORE INCOME TAXES	536,938	(334,388)	2,025,650	(705,316)

INCOME TAX BENEFIT (EXPENSE)	(286,500)	104,000	(870,000)	229,000

NET INCOME (LOSS)	$250,438	$(230,388)	$1,155,650	$(476,316)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,305,026	4,305,026	4,305,026	4,303,369

Diluted	4,308,493	4,305,026	4,309,578	4,303,369

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.05)	$0.27	$(0.11)

Diluted	$0.06	$(0.05)	$0.27	$(0.11)

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,155,650	$(476,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation expense related to issuance of stock options	364,218	26,156
Depreciation expense	1,290	1,510
Amortization of patent costs	8,102	9,387
Deferred income tax	520,000	(277,000)
Interest added to notes receivable	(20,712)	—
Changes in operating assets and liabilities:
Royalty receivable	23,006	28,271
Prepaid expenses and other	470,001	88,280
Income tax payable	350,000	(952,000)
Accounts payable	145,058	(42,895)
Accrued expenses	2,164	(269,079)

Net cash provided by (used in) operating activities	3,018,777	(1,863,686)

Cash flows from investing activities:
Net redemption of certificates of deposit	244,725	—
Increase in notes receivable	(2,500,000)	—
Purchase of office equipment	—	(1,257)
Investment in patents	—	(7,731)

Net cash provided by (used in) investing activities	(2,255,275)	(8,988)

Cash flows from financing activities:
Payments of dividend	—	(4,298,350)
Stock option exercised	—	39,000

Net cash used in financing activities	—	(4,259,350)

Net increase (decrease) in cash and cash equivalents	763,502	(6,132,024)

Cash and cash equivalents — beginning of period	7,076,827	15,766,107

Cash and cash equivalents — end of period	$7,840,329	$9,634,083

The accompanying notes are an integral part of these condensed financial statements.

LECTEC CORPORATION
Notes to Condensed Financial Statements
June 30, 2011 and 2010

(Unaudited)
(1) Basis of Presentation
     The accompanying condensed financial statements include the accounts of LecTec Corporation (the “Company”) as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010. The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The interim condensed financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year.
(2) Business/Premises Summary and Critical Accounting Policies
     Business Summary
     The Company is an intellectual property (“IP”) licensing and holding company, whose primary strategy is to pursue a merger to leverage its cash asset and improve shareholder value and liquidity. The Company has identified AxoGen Corporation as a candidate to fulfill this strategy through a merger. The Company’s intellectual property portfolio contains domestic and international patents based on its original hydrogel patch technology and patent applications on a hand sanitizer patch. The Company also has a licensing agreement (the “Novartis Agreement”), with Novartis Consumer Health, Inc. (“Novartis”), under which the Company receives royalties from time to time based upon a percentage of Novartis’s net sales of licensed products. The Company has completed through settlement its previous legal action against five defendants and on May 9, 2011 sold a significant portion of its hydrogel patch intellectual property to Endo Pharmaceuticals Inc. Such actions have ended LecTec’s current pursuit of legal action regarding its intellectual property. The Company’s anti-microbial hand sanitizer patch is intended to be dry, thereby rendering the patch harmless in the event that it is licked, chewed, or exposed to the eye. An initial prototype of the hand sanitizer patch has been developed and the Company is exploring the engagement of a strategic partner to complete its hand sanitizer patch development. An effort to monetize the remainder of the Company’s intellectual property has been ongoing, however, additional value, if any, is not expected to be material.
     The Company was organized in 1977 as a Minnesota corporation and went public in December 1986. The Company’s principal executive office is located at 1407 South Kings Highway, Texarkana, Texas 75501, its telephone number is (903) 832-0993, its corporate internet Website is www.lectec.com, and the Company’s common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “LECT.”
     Corporate Office and Premises Summary
     The Company had one leased facility in Texas and two record storage facilities in Minnesota as of June 30, 2011. In July 2008, the Company moved its corporate headquarter facilities (principal executive office) from Edina, Minnesota to Texarkana, Texas. In connection with this relocation, the Company entered into a Lease Agreement with Lockaway Storage, Inc. on July 23, 2008 (the “Texas Lease”), pursuant to which the Company agreed to lease approximately 1,200 square feet of space located at 1407 South Kings Highway, Texarkana, Texas 75501. In February 2010, the Company renewed the Texas Lease until March 1, 2011 at a monthly lease rate of $750 per month and has subsequently renewed the Texas lease until March 1, 2012 at a monthly lease rate of $750 per month. The Texas Lease contains customary representations, warranties, and covenants on the part of the Company and the landlord.
     In addition to the Texas Lease, the Company currently maintains two storage facilities in Minnesota for record retention purposes at a cost of approximately $4,300 per year.

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
     The carrying value of patent costs is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed at June 30, 2011.
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
Recent Accounting Pronouncements
     In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29 Business Combinations (Topic 805) — “Disclosure of Supplementary Pro Forma Information for Business Combinations.” If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.
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
     Common stock options to purchase 464,000 shares of common stock with a weighted average exercise price of $3.78 were outstanding at June 30, 2011. Common stock options to purchase 374,000 shares of common stock with a weighted average exercise price of $3.85 were outstanding for the three and six month periods ended June 30, 2010, respectively. Because the Company had a loss from operations during the three and six month periods ended June 30, 2010, those shares were excluded from the net loss per common share computation because they were antidilutive.
Diluted shares outstanding for the three and six month periods ended June 30, 2011, was computed as follows:

	Three	Six
	Months	Months
Net income for per share computation	$250,438	$1,155,650

Weighted average common shares outstanding	4,305,026	4,305,026
Incremental shares from assumed exercise of stock options	3,467	4,552

Shares outstanding — diluted	4,308,493	4,309,578

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

(5) Infringement and Patent Income
     On April 25, 2011, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “POP Settlement Agreement”) with Prince of Peace Enterprises, Inc. (“POP”) to settle the Company’s claims against POP that POP infringed the Patents—In—Suit. Pursuant to the Settlement Agreement, POP paid the Company a one—time sum of $225,000 and the Company granted to POP a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) U.S. Patent Nos. 5,536,263 and 5,741,510 (the “Patents—In—Suit”), (b) any patent that claims priority, directly or indirectly, from Patents—In—Suit (the “Family Patents”) and (c) any foreign counterparts of the Family Patents, for use in connection with any product or process sold or used by POP, other than products covered by exclusive licenses previously granted to other companies. Such settlement proceeds are before paying contingent legal fees and prior to any tax effect. In addition, under the Settlement Agreement the Company and POP entered into mutual releases of all claims.
     On May 9, 2011, the Company sold certain of its patents relating to its hydrogel patch technology to Endo Pharmaceuticals Inc. for $2,000,000, which proceeds is subject to income taxation and related expenses.
(6) Novartis Supply and License Agreement
     In 2004, the Company entered into a supply and licensing agreement with Novartis (the “Novartis Agreement”). By December 31, 2004, the supply portion of the Novartis Agreement was completed and the Company no longer manufactured any product. Under the Novartis Agreement, the Company granted Novartis an exclusive license (the “License”) to all of the intellectual property of the Company to the extent that it is used or useful in the production of the vapor patches that Novartis is selling under the Novartis Agreement. The License will continue in effect for the duration of the patents’ lives permitted under applicable law. Upon the expiration of the patents included in the licensed intellectual property, Novartis will have a non-revocable, perpetual, fully paid-up license to the intellectual property used or useful in the production of vapor patches for the adult cough/cold market. Novartis is required by the Novartis Agreement to pay royalties, at an agreed upon percentage, to the Company based on net sales of vapor patches by Novartis for each year the License is in effect.
     During the three and six months ended June 30, 2011, the Company recorded revenue of $19,111 and $44,118, respectively, compared to revenue recorded for the three and six months ended June 30, 2010 of $3,254 and $22,783, respectively, for royalties covered under the Novartis Agreement.
(7) Notes Receivable
     On May 3, 2011, the Company made a $500,000 loan to AxoGen Corporation (“AxoGen”) and was given a note in return that bears interest at an annual rate of 8%, has a maturity date of June 30, 2013, is secured by AxoGen assets and is subordinated to the interests of AxoGen’s senior lenders.
     On May 31, 2011, AxoGen issued a Subordinated Secured Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to LecTec. The Note bears interest at an annual rate of 8%, has a maturity date of June 30, 2013 and is secured by a pledge of all of the assets of AxoGen, which pledge is subordinated to a prior security interest in all of AxoGen’s assets held by AxoGen’s senior lenders. There is no penalty for AxoGen’s prepayment of the Note. At any time prior to the Note being paid in full and the closing of a business combination transaction between LecTec and AxoGen, LecTec can convert all principal and accrued interest into shares of AxoGen’s common stock at a conversion price based on a set valuation of AxoGen.
(8) Patents and Trademarks
     The Company’s policy is to protect its proprietary position by securing U.S. and foreign patents that cover the technology, inventions and improvements related to its business. The Company has 3 pending and 9 granted U.S. patents, multiple international pending and granted patents and a foreign application through the Patent Cooperation Treaty (“PCT”) related to its patch technologies. The Company’s issued U.S. patents have a remaining legal duration ranging from one to 11 years. Issued patents can later be held invalid by the patent office issuing the patent or by a court. The Company cannot be certain that its patents will not be challenged, invalidated or circumvented or that the rights granted under the Company’s patents will provide a competitive advantage.

     The Company uses both patents and trade secrets to protect its proprietary property and information, but there can be no assurance that other parties will not independently develop the same or similar information to its detriment.
     On July 25, 2008, the Company filed a complaint for patent infringement against five companies, alleging that those companies had infringed upon two of the Company’s patents relating to its medicated patch technology. The Company has subsequently settled with all such parties. See PART II, ITEM 1 of this Form 10-Q for additional information.
(9) Stock Option
     The Company recorded share-based compensation of $160,251 and $364,218 during the three and six months ended June 30, 2011. The Company recorded share-based compensation of $26,156 during the three and six months ended June 30, 2010. At June 30, 2011, there was approximately $98,067 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The cost is expected to be recognized in the next two quarters.
(10) Other Agreements
     On May 16, 2011 the Company and its litigation counsel Rader, Fishman & Grauer PLLC (“Rader”) signed a Release and Settlement Agreement. Pursuant to such letter, Rader will no longer act as counsel to the Company, except as to matters arising specifically from the Company’s recently concluded patent infringement litigation and sale of patents. The parties have also agreed to mutual releases of claims against each other with regard to certain matters. A final reconciliation of the escrow account has been completed. The Company has received approximately $1,760,000 from the escrow account which relates to; (1) the funds remaining from an original contribution to pay litigation expenses; (2) the receipt of settlement funds net of legal expenses; and (3) fees related to the sale of hydrogel patch technology to Endo Pharmaceuticals Inc. This amount does not include the $2.0 million proceeds from the sale of hydrogel patch technology to Endo Pharmaceuticals Inc. These estimates also do not reflect any income tax affects.
     Rader has received $2.2 million in aggregate fees related to the Company’s settlement of its patent infringement claims against Chattem Inc. and POP and the Company’s sale of patents relating to its hydrogel patch technology to Endo Pharmaceuticals Inc.
     On May 31, 2011 LecTec entered into a Merger Agreement with Nerve Merger Sub Corp., a wholly owned subsidiary of LecTec (“Merger Sub”), and AxoGen Corporation (“AxoGen”). AxoGen is a privately held company that develops and markets surgical products for the repair and protection of peripheral nerves. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into AxoGen and AxoGen will be the surviving corporation and a wholly owned subsidiary of LecTec.
     Pursuant to the terms of the Merger Agreement, and assuming $11,450,000 of Net Cash, each share of AxoGen’s common stock that is issued and outstanding will be converted into 0.03663996 shares of LecTec’s common stock, subject to final adjustment based upon LecTec’s actual Net Cash at Merger closing. It is expected that 6,106,201 shares of LecTec’s common stock will be issued in exchange for the stock of AxoGen assuming the conversion of all outstanding AxoGen convertible securities and 557,941 shares of LecTec’s common stock will be reserved for issuance upon exercise of AxoGen outstanding stock options that will be converted into LecTec’s stock options, subject to adjustment based upon LecTec’s Net Cash at Merger closing. It is also expected that all outstanding AxoGen warrants will be forfeited. In addition, current security holders of AxoGen have agreed to purchase, immediately following the Merger, an additional 416,509 shares of LecTec common stock at a price per share of $2.40. Upon consummation of these transactions, current Axogen security holders will own approximately 60% of LecTec’s common stock on a fully diluted basis.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Our business plan is primarily focused on pursuing a merger, while also attempting to engage a strategic partner to complete development of the hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements; and further monetization, if possible, of our IP portfolio, excluding the hand sanitizer patch, through licensing, selling or engaging strategic partners for the remaining portion of our hydrogel IP. It is currently management’s intent to fund operations with royalty income from licensing agreements or from other income derived from sale of assets, in conjunction with reducing operational costs.
     Merger/Acquisition Opportunities. We believe that our cash balance and public company status provide the potential for merger opportunities. In evaluating any such opportunities, primary consideration will be given to companies generating revenue and addressing sizable markets which may attract significant investment interest. Any transaction under consideration should also be expected to provide increased liquidity for our shareholders. Our current intention is not to seek multiple investments, but to focus our efforts on identifying a single transaction in which to apply our current cash position and public company status. Although opportunities related to our current business areas will be of greatest interest, we will evaluate situations in other areas in which we have the capability to make an appropriate and informed review.
     Proposed AxoGen Merger. We have identified AxoGen Corporation (“AxoGen”) as a suitable merger candidate that meets the requirements described above and on May 31, 2011, we entered into an Agreement and Plan of Merger, by and among the Company, Nerve Merger Sub Corp., a subsidiary of the Company (“Merger Sub”), and AxoGen, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 30, 2011, and Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 9, 2011, by and among the Company, Merger Sub and AxoGen (the “Merger Agreement”). Pursuant to the Merger Agreement, subject to obtaining the approval of our shareholders and satisfying certain other conditions, at the effective time, Merger Sub will merge with and into AxoGen with AxoGen surviving the merger and becoming a wholly owned subsidiary of the Company (the “Merger”). If the Merger is completed, each share of AxoGen stock outstanding immediately prior to the Merger will be converted into shares of our common stock. AxoGen stockholders will become shareholders of LecTec and will no longer hold any interest in AxoGen other than through their interest in shares of the post-Merger, combined company. The rights of AxoGen stockholders will be governed by our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, both to be approved at our 2011 Annual Meeting of Shareholders (the “Annual Meeting”). Assuming the Merger is completed, substantially all of our business operations will be those of our wholly owned subsidiary AxoGen Corporation, and the former stockholders of AxoGen are expected to hold approximately 60% of outstanding common stock. The Merger is subject to approval by our shareholders and the stockholders of AxoGen. We have filed a Form S-4 Registration Statement with the SEC which includes a proxy statement/prospectus that will be sent to shareholders of LecTec and AxoGen prior to the consummation of the Merger.
     Hand Sanitizer Patch. Due to the growing worldwide concern regarding the spread of germs through hand contact, we filed patents for, and screened, identified and tested technologies suitable for, an anti-microbial hand sanitizer patch. This activity has lead to the development of a prototype that is ready to begin efficacy and other testing to determine its market viability. We are seeking to engage a strategic partner to complete the development of our hand sanitizer patch and pursue manufacturing and marketing/co-marketing arrangements. Because the hand sanitizer patch is a consumer product we believe that engaging an established strategic partner is the best go-to-market strategy because we will be able to leverage any such partner’s competencies regarding the development and manufacturing of products, customer requirements and marketing and distribution strategies. If we are not able to engage an acceptable strategic partner, we will evaluate how, or if, to proceed with the hand sanitizer patch in light of progress made in our other strategic initiatives.
     IP Portfolio, Excluding Hand Sanitizer Patch. We completed an evaluation of our IP portfolio, which included conducting both a current analysis of this portfolio and referring to our 2007 extensive market research and intellectual property report. Based on this evaluation, we believe that the best strategy to derive further value, if any, from our IP portfolio, other than our hand sanitizer patch, is to pursue licensing of our IP, and to engage strategic partners to help us further develop, if necessary, manufacture and/or market our IP, or sell all or a portion of our IP. In accordance with this strategy, on May 9, 2011, we sold certain patents related to a significant portion of our hydrogel IP to Endo Pharmaceuticals Inc. for $2,000,000. We believe the limited time left before the expiration of the remaining hydrogel IP results in its further value being insubstantial.
     Although we believe that our strategy will result in increased value for our shareholders, there can be no assurance that our strategy, or any component thereof, will be successful. The effort to monetize the remainder of our intellectual property is ongoing, however, any substantial additional value is uncertain.
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010
Results of Operations
     The Company recorded total revenue of $2,244,111 and $5,869,118, respectively, for the three and six months ended June 30, 2011, compared to total revenue of $3,254 and $22,783 for the same periods in 2010. The 2011 total revenue consisted of three components. First, infringement income of $3,600,000 for the quarter ended March 31, 2011 and $225,000 for the quarter ended June 30, 2011. This recorded income was related to a settlement with the remaining defendants in the Company’s litigation efforts, which are now complete from our initial lawsuits, (See Part II, Item 1 of this Form 10-Q). Second, the Company received $2,000,000 in gross proceeds for the quarter ended June 30, 2011 as a result of the sale of certain of its hydrogel IP. The Company received no infringement income and had no sale of IP assets for the three and six month periods ended June 30, 2010. Finally, the Company recorded royalty income of $19,111 and $44,118 for the three and six month periods ended June 30, 2011, respectively, compared to royalty income of $3,254 and $22,783 for the three and six month periods ended June 30, 2010, respectively, resulting in an increase of $15,857 and $21,335 for the three and six month periods ended June 30, 2011, respectively, over the comparable periods of 2010. The increase in royalty revenue resulted from higher sales from the seasonal cough/cold demand of Novartis’ patch products using Company IP. The royalty income recorded during the three and six month periods ended June 30, 2011 and 2010 was based on information provided by Novartis.
     Operating expenses increased $1,389,045 to $1,730,922 for the three months ended June 30, 2011, from operating expenses of $341,877 for the comparable period in 2010. Such increase was the result of the following operating expenses: (1) litigation (including contingent fees and direct out of pocket expenses), of approximately $870,100, funded from our litigation escrow account; (2) legal and accounting expenses primarily related to our merger activity with AxoGen of approximately $412,750, partially offset with reductions in general operating expenses of approximately $27,900; and (3) a non-cash compensation expense of $134,095 related to options granted to our current CEO and Board of Directors members. Operating expenses increased $3,134,529 to $3,870,881 for the six months ended June 30, 2011, from operating expenses of $736,352 for the comparable period in 2010. Of such increase, $2,445,518 related to litigation contingency fees and expenses, $435,178 related to expenses associated with the Merger and sale of certain hydrogel IP, and $338,062 related to non-cash expenses for stock option grants. Without including such litigation, merger, IP sale and stock option grant expenses, operating expenses decreased approximately $117,327. Such lower operating expenses were the result of reduced rent, salary, general legal and research and development costs, offset by an increase of $33,098 in intellectual property expenditures.
     The Company recorded net income of $250,438, or $0.06 per basic and diluted share, for the three months ended June 30, 2011, compared to a net loss of $(230,388), or $(0.05) per basic and diluted share, for the same period in 2010. The Company recorded net income of $1,155,650, or $0.27 per basic and diluted share, for the six months ended June 30, 2011, compared to a net loss of $(476,316), or $(0.11) per basic and diluted share, for the same period in 2010. The increase in net income for the three and six month periods ended June 30, 2011 from the comparable periods in 2010 is due to the increase in infringement and patent income, the sale of our hydrogel IP, and an increase in royalty income, offset by operating expenses, as discussed above.
Income Taxes
     The income tax expense for the three and six months ended June 30, 2011 was $286,500 and $870,000, respectively, as compared to income tax benefit in the comparable periods in 2010 of $104,000 and $229,000. The income tax expense for the three and six months ended June 30, 2011 was due to income generated during these periods. The income tax benefit for the three and six months ended June 30, 2010 was principally due to the federal tax benefit resulting from the operating loss the Company incurred.
Effect of Inflation
     Inflation has not had a significant impact on the Company’s operations or cash flow.
Liquidity and Capital Resources
     Cash and cash equivalents and certificates of deposit increased $518,777 for the six month period ended June 30, 2011, to $9,555,177 from cash and cash equivalents and certificates of deposit of $9,036,400 at December 31, 2010. The increase in cash and cash equivalents and certificates of deposit resulted from the settlement of litigation and sale of certain hydrogel IP, offset by loans of $2,500,000 made to AxoGen during the quarter ended June 30, 2011.
     The Company had no material commitments for capital expenditures at June 30, 2011 or 2010.
     The Company had working capital of $8,981,367 and a current ratio of 15.69 at June 30, 2011 compared to working capital of $9,972,819 and a current ratio of 88.21 at December 31, 2010. The decrease in working capital and current ratio at June 30, 2011, compared to December 31, 2010, was primarily due to the Company recording infringement litigation income and the sale of certain hydrogel IP, offset by income taxes and operating expenses of the Company.
     Shareholders’ equity increased $1,519,868 to $11,548,996 at June 30, 2011 from $10,029,128 at December 31, 2010, due to net income of $1,155,650, in addition to compensation expense of $364,218 related to stock option grants, during the six months ended June 30, 2011.
     Cash and cash equivalents increased $763,502 during the six month period ended June 30, 2011 compared to a decrease of $6,132,024 for the six month period ended June 30, 2010. The change for 2011 is primarily a result of infringement income of $3,825,000 and the sale of hydrogel IP of $2,000,000, offset with litigation expenses, operating costs, and merger related expenses. The decrease during 2010 is primarily a result of paying a $4,298,350 dividend.
     On May 3 and May 31, 2011, respectively, the Company made a $500,000 and a $2,000,000 loan, respectively, to AxoGen and was given notes in return that bear interest at an annual rate of 8%, have maturity dates of June 30, 2013, are secured by AxoGen assets and are subordinated to the interests of AxoGen’s senior lenders.
      On May 9, 2011, the Company sold certain of its patents relating to its hydrogel patch technology to Endo Pharmaceuticals Inc. for $2,000,000, which proceeds were subject to legal fees owned to the Radar, Fishman & Grauer PLLC, the Company’s litigation counsel.
     The Company earns interest on its available cash in addition to the trust arrangement the Company had with Rader, Fishman & Grauer PLLC. The Company also earns interest on money advanced to AxoGen pursuant to its ongoing merger negotiations. Interest income earned during the three and six month period ended June 30, 2011 was $23,749 and $27,413, respectively. Interest income earned during the three and six month period ended June 30, 2010 was $4,235 and $8,253, respectively. The average interest the Company earns on its available cash is less than 1%. The increase in interest income for the three and six month periods ended June 30, 2011 from the comparable periods in 2010, results from an increase in accrued interest related to funds advanced related to the AxoGen Merger, coupled with a decrease in the Company’s cash available for investments due to operating, Merger and litigation expenses.
     The Company currently estimates that it will receive $50,000 to $75,000 per year in royalty income from Novartis based upon historical royalty income and cash receipt activity from Novartis. Royalty income is uncertain because it is subject to factors that the Company cannot control. There can be no assurance that the anticipated revenue stream or the anticipated expenses will be as planned, or that the Company will be successful in negotiating new licensing opportunities with Novartis or other companies, raising additional capital, due to the uncertainties and risks described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES
     Management believes that the Company has not adopted any critical accounting policies which, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the three months ended June 30, 2011 and 2010. The critical accounting policies appear in Note 2 of Notes to Condensed Financial Statements in this Form 10-Q.

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
     Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
     During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On May 6, 2010 a Markman hearing occurred in Texarkana, Texas and the U.S. District Court for the Eastern District of Texas issued Orders concerning it on May 20, 2010. The first Order was based on our motion to strike an exhibit from Chattem, Inc.’s Opposition Brief, and our motion to strike was granted by the Court. The second Order issued by the court denied Defendant’s motion request for leave to file for summary judgment as to non-infringement, but granted the request for leave to file for summary judgment as to invalidity of patents. The Court also issued its Markman ruling interpreting the terms “cured” and “non-occlusive” contained in our patents.
     We engaged in voluntary mediation with Chattem, Inc. in July 2010. A Report of Mediation by the Hon. Harlan A. Martin was filed stating that the parties were unable to reach settlement. On September 28, 2010 the U.S. District Court for the Eastern District of Texas issued an Order regarding Prince of Peace’s and Chattem’s (“Defendants”) requests to file motions for summary judgment: (1) of invalidity due to the on-sale bar of 35 U.S.C. § 102(b); and (2) regarding Defendants’ defenses of equitable estoppel and laches and our motions: (3) on, and to preclude testimony related to, Defendants’ 35 U.S.C. § 102(b) defense based on the Aqua-Patch; and (4) on infringement by Defendants. The Order granted Defendants’ the right to file a summary judgment motion regarding on-sale bar, but denied them the opportunity regarding the equitable defenses of estoppel and laches. With regard to the equitable issues, the Court stated that the custom in patent cases is to hold a separate bench proceeding after the jury trial on such issues. The Order granted us the right to file summary judgment motions on infringement and to preclude Defendants’ Aqua-Patch defense. The court denied all summary judgments motions.
     On March 23, 2011, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Chattem Settlement Agreement”) with Chattem to settle the Company’s claims against Chattem that Chattem infringed the Patents-In-Suit. Pursuant to the Settlement Agreement, Chattem paid a one—time sum of $3,600,000, which was deposited into the Company’s infringement escrow account that it has with our Counsel, and the Company granted to Chattem a fully paid—up, world—wide, non—exclusive and irrevocable license to (a) the Patents—In—Suit, (b) any patent that claims priority, directly or indirectly, from the Patents—

In—Suit (the “Family Patents”) and (c) any foreign counterparts of the Family Patents, for use in connection with any product or process sold or used by Chattem, other than products covered by exclusive licenses previously granted to other companies. Such settlement proceeds are before paying contingent legal fees and prior to any tax effect. In addition, under the Settlement Agreement the Company and Chattem entered into mutual releases of all claims.
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
ITEM 1A — RISK FACTORS
Risks Relating to the Merger
     LecTec and AxoGen may not realize all of the anticipated benefits of the transactions.
     To be successful after the Merger, LecTec and AxoGen will need to integrate their separate companies and perform on the AxoGen business plan. AxoGen is a private company and as a result of the Merger will be subject to regulation as a public company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Sarbanes-Oxley Act. The integration process and new reporting requirements may divert the attention of the combined company’s executive officers and management from day-to-day operations. Such disruption in the business could preclude realization of the full benefits of the transaction expected by LecTec and AxoGen. LecTec has not completed a merger or acquisition comparable in size or scope to the Merger. The failure of the combined company, after the Merger, to successfully integrate the operations of LecTec and AxoGen or otherwise to realize any of the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses or liabilities, and may cause LecTec’s stock price to decline.
     Because the businesses of LecTec and AxoGen differ, the results of operations of the combined company and the market price of LecTec common stock after the Merger may be affected by factors different from those existing prior to the Merger and may suffer as a result of the Merger. As a result, LecTec cannot assure you that the combination of the businesses and operations of LecTec with AxoGen will result in the realization of the full benefits anticipated from the Merger.
     Provisions of the Merger Agreement may deter alternative business combinations.
     Restrictions in the Merger Agreement prohibit, in certain contexts, LecTec from soliciting any acquisition proposal or offer for a merger or business combination with any other party. This includes a proposal that could be advantageous to the shareholders of LecTec when compared to the terms and conditions of the Merger.
     AxoGen is a private company making it difficult to determine its fair market value.
     AxoGen is a private company and as such there is no public market price for which to value it. This makes it extremely difficult to determine the fair market value of AxoGen. The number of shares of LecTec common stock to be issued to AxoGen stockholders was determined based on negotiations between the parties, within a value range determined by LecTec, and it may not be indicative of its true value.
     The value of the LecTec common stock issued in the Merger will depend on its market price at the time of the Merger, as the number of LecTec shares to be provided to security holders of AxoGen is fixed.
     Pursuant to the Merger Agreement, the number of shares of LecTec’s common stock that security holders of AxoGen will receive is unaffected by the share price of LecTec’s common stock, as reflected on the Over-the-Counter Bulletin Board (the “OTCBB”). Increases in the value of LecTec common stock will result in a higher price being paid by LecTec for AxoGen common stock and more value received by AxoGen stockholders in the Merger. Pursuant to the Merger Agreement, LecTec will not have the right to terminate or renegotiate the Merger Agreement or to re-solicit proxies as a result of any increase in the value of LecTec’s outstanding common stock.
     The market price of LecTec common stock could decline as a result of the large number of shares that will become eligible for sale after consummation of the Merger.
     If the Merger is consummated, assuming $11,450,000 in Net Cash, (as defined in the Merger Agreement) the new shares of LecTec common stock issued as Merger Consideration will become saleable after the closing of the Merger as follows: 124,361 shares immediately, 3,115,281 six months after closing and all shares twelve months after closing. Consequently, after such periods, additional shares of LecTec common stock will be eligible for resale in the public market. Current shareholders of LecTec and former stockholders of AxoGen may not wish to continue to invest in the operations of the combined company after the Merger, or for other reasons, may wish to dispose of some or all of their interests in LecTec after the Merger. Sales of substantial numbers of shares of both the newly issued and the existing LecTec common stock in the public market following the Merger could adversely affect the market price of such shares.
     AxoGen’s credit agreement with Oxford Finance Corporation and Atel Ventures, Inc. is due to expire September 30, 2011, and AxoGen may not be able to find suitable alternative financing.
     AxoGen currently has a loan for an aggregate amount of approximately $4.7 million with Oxford Finance Corporation and Atel Ventures, Inc. (the “Lenders”) which comes due September 30, 2011. AxoGen has received a commitment from different lenders for a new $5.0 million facility contingent on closing the Merger and satisfaction of certain other conditions. AxoGen intends to use the proceeds from the new loan facility to repay the entire outstanding balance under the existing loan. The proposed new loan facility will be for 42 months, with interest only payments for the first 12 months and straight line amortization of principal and interest for the remaining 30 months. The interest rate is the greater of 9.9% per annum or the three-year Treasury Rate plus 8.92%. Such loan will be secured by all of the assets of AxoGen. The lenders for the proposed new loan facility will also receive a 10 year warrant to purchase approximately 83,000 shares of LecTec common stock at $2.401 per share, subject to adjustment based upon the price of LecTec common stock at the closing of the Merger. If the proposed new loan facility does not close after the Merger, and alternative arrangements are not established, cash reserves will be required to pay the $4.7 million loan to the Lenders. Such use of cash could result in slowing the AxoGen business plan to adjust for less available capital or require the combined entity to raise additional capital within twelve months of the Merger. Any additional capital raise could be dilutive to shareholders of the combined company.
     AxoGen has not experienced positive cash flow from their operations, and the ability of the combined company to achieve positive cash flow from operations, will depend on increasing sales of its products, which may not be achievable.
     AxoGen has historically operated with negative cash flow from its operations. Management of LecTec and AxoGen, in considering the advantages of the Merger, believes that additional capital to invest in sales and marketing will provide AxoGen with a higher profile in its market and with its customers and result in higher sales. However, if such beliefs turn out to be incorrect and AxoGen product sales do not increase as anticipated, then LecTec shareholders will experience negative cash flows and adverse operating conditions.
     The issuance of shares of LecTec common stock to AxoGen stockholders in connection with the Merger will substantially reduce the percentage ownership of current LecTec shareholders.
     If the Merger is completed and assuming that LecTec Net Cash (as defined in the Merger Agreement), at the closing of the Merger is $11,450,000, 6,106,201 shares of LecTec’s common stock will be issued in exchange for the stock of AxoGen, 557,941 shares of LecTec common stock will be reserved for issuance upon exercise of AxoGen stock options that will be converted into LecTec stock options pursuant to the Merger and certain AxoGen stockholders will purchase 416,509 shares of LecTec common stock at $2.40 per share. The exact number of shares of LecTec common stock to be issued, reserved for issuance or purchased will adjust slightly based on the final LecTec Net Cash amount. LecTec shareholders will continue to own their existing shares of LecTec common stock, which will not be affected by the Merger, other than by the dilution resulting from the issuance of the above mentioned shares. As a result, current LecTec shareholders will own approximately 40% of the shares of LecTec common stock outstanding and on a fully diluted basis after the Merger. As such, current LecTec shareholders will have a significant reduction in the relative percentage interests of earnings, voting, liquidation, book and market value.
     AxoGen’s security holders will collectively hold a large percentage of the outstanding LecTec common stock after consummation of the Merger, and, should they choose to act together, will have significant influence over the outcome of corporate actions requiring shareholder approval; such shareholders’ priorities for LecTec’s business may be different from LecTec’s or its other shareholders.
     After completion of the Merger, the former AxoGen security holders (including investors other than LecTec in certain convertible notes provided by AxoGen shareholders that will be converted pursuant to the Merger and those purchasing LecTec common stock at closing) will collectively hold approximately 60% of the outstanding LecTec common stock and the current LecTec shareholders will hold approximately 40% of the outstanding LecTec common stock. Accordingly, AxoGen security holders, should they choose to act together, will be able to significantly influence the outcome of any corporate transaction or other matter submitted to the LecTec shareholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of LecTec’s assets or any other significant corporate transaction, such that such AxoGen security holders, should they choose to act together, could delay or prevent a change of control of LecTec, even if such a change of control would benefit LecTec’s other shareholders. The interests of such AxoGen investors may differ from the interests of LecTec’s other shareholders.
     The conditions to closing of Merger may be waived by LecTec or AxoGen without re-soliciting LecTec shareholder or AxoGen shareholder approval of the Merger Agreement.
     The Merger is subject to the satisfaction of certain closing conditions set forth in the Merger Agreement. These conditions may be waived by LecTec or AxoGen, subject to the agreement of the other party in specific cases. In the event of a waiver of any condition, LecTec and AxoGen will not be required to re-solicit the LecTec shareholders or AxoGen stockholders, and may complete the transaction without seeking further shareholder approval.
     If the conditions to the Merger are not met or waived, the Merger will not occur.
     Even if the Merger is approved by the shareholders of LecTec, specified conditions must be satisfied or waived to complete the Merger, such as obtaining the approval of LecTec’s shareholders, LecTec having a Net Cash position at closing of cash, cash equivalents and loans to AxoGen, less any liabilities, of at least $10.5 million, obtaining any necessary consents, the absence of any material adverse change, continued accuracy of the representations and warranties of LecTec and AxoGen and the appointments and resignations of certain officers and directors of LecTec. LecTec cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, which would result in the loss of some or all of the expected benefits of the Merger.
     The date on which the Merger will close is uncertain.
     The date on which the Merger will close depends on the satisfaction of the closing conditions set forth in the Merger Agreement, or the waiver of those conditions by the parties thereto. Although LecTec and AxoGen expect to complete the Merger within five days of the LecTec 2011 Annual Meeting of Shareholders, such closing may not take place as anticipated. Either LecTec or AxoGen may terminate the Merger Agreement if the Merger has not taken place on or before September 30, 2011, unless the Merger Agreement is amended to extend such date.
     After the Merger, LecTec will continue to incur costs as a result of operating as a public company, and its management may be required to devote substantial time to compliance initiatives.
     As a public company, LecTec currently incurs legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. LecTec’s management devotes both time and financial resources to these compliance initiatives.

     After the Merger, LecTec will remain subject to all of its current public obligations, including the Sarbanes-Oxley Act. If, after the Merger, LecTec fails to staff its accounting and finance function adequately, or maintain internal controls adequate to meet the demands that are placed upon it as a public company, including the requirements of the Sarbanes-Oxley Act, it may be unable to report its financial results accurately or in a timely manner and its business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on LecTec’s future business, financial condition and results of operations.
     LecTec may not have uncovered all the risks associated with the acquisition of AxoGen and a significant liability may be discovered after closing of the Merger.
     There may be risks that LecTec failed to discover in the course of performing its due diligence investigations related to the acquisition of AxoGen, which could result in significant liabilities arising after the consummation of the Merger. In connection with the acquisition of AxoGen, LecTec will assume all of AxoGen’s liabilities, both pre-existing and contingent, as a matter of law upon the exchange of all AxoGen securities. The Merger Agreement does not provide for LecTec’s indemnification by the former AxoGen stockholders against any of AxoGen’s liabilities, should they arise or become known after the closing of the Merger. Furthermore, there is no escrow account or indemnity agreement protecting LecTec in the event of any breach of AxoGen’s representations and warranties in the Merger Agreement. While LecTec tried to minimize risks by conducting due diligence that LecTec deemed appropriate under the circumstances, LecTec may not have identified all existing or potential risks. Any significant liability that may arise may harm LecTec’s business, financial condition, results of operations and prospects by requiring LecTec to expend significant funds to satisfy such liability.
     If the Merger does not qualify as a tax-free reorganization for U.S. federal income tax purposes, there could be adverse tax consequences for the AxoGen stockholders.
     The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Code and it is a condition to closing of the Merger that AxoGen receive an opinion from its counsel to that effect. In the event that the Merger does not qualify as a reorganization, the Merger would result in taxable gain or loss for each AxoGen stockholder, with the amount of such gain or loss determined by the amount that each AxoGen stockholder’s adjusted tax basis in the AxoGen common stock surrendered is less or more than the fair market value of the LecTec common stock received in exchange therefor.
Risks Relating to LecTec’s Business
     LecTec has limited staffing.
     LecTec’s success is dependent upon the efforts of the LecTec Board of Directors and the full time employees of LecTec. As of the date of this Quarterly Report on Form 10-Q, LecTec has two full-time employees whose efforts are focused on its external reporting requirements, maintaining its day-to-day operations and pursuing merger and acquisition opportunities. LecTec is considered a small business issuer as defined under the rules of the SEC. Current legislation related to the Sarbanes-Oxley Act and LecTec’s efforts to become compliant thereunder, have been, and are expected to be, costly to it despite the internal controls LecTec has in place. If its full-time employees or members of the LecTec Board of Directors decide to depart from LecTec, it could be adversely affected if suitable replacement personnel or directors are not quickly retained. The current financial condition and associated risks of LecTec may make it difficult to retain and attract, if necessary, qualified personnel. LecTec currently has a key man life insurance policy on its CEO and CFO, Gregory G. Freitag, in the amount of $2,000,000.
     The price of LecTec’s common stock could be highly volatile due to a number of factors.
     The trading price of LecTec common stock may fluctuate widely as a result of a number of factors, including:
•	trading of LecTec common stock on the OTCBB;

•	limited daily trading volume resulting in the lack of a liquid market;

•	fluctuations in price and volume due to investor speculation, internet message postings, and other factors that may not be tied to the financial performance by LecTec;

•	performance by LecTec in the execution of its business plan;

•	regulatory developments in both the United States and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;

•	economic and other external factors; and

•	period-to-period fluctuations in financial results.
     LecTec does not meet the criteria to list its common stock on an exchange such as the NASDAQ Stock Market and its common stock is illiquid and may be difficult to sell.
     Trading of LecTec’s common stock is conducted on the OTCBB. Generally, securities that are quoted on the OTCBB lack liquidity and analyst coverage. This may result in lower prices for its common stock than might otherwise be obtained if it met the criteria to list its securities on a larger or more established exchange, such as the NASDAQ Capital Market, and could also result in a larger spread between the bid and asked prices for its common stock.
     In addition, there has been only limited trading activity in LecTec’s common stock. The relatively small trading volume will likely make it difficult for LecTec shareholders to sell their common stock as, and when, they choose. As a result, investors may not always be able to resell shares of LecTec common stock publicly at the time and prices that they feel are fair or appropriate.
     LecTec’s ongoing royalty stream is derived from its only licensing agreement; the amount of royalties resulting from this licensing agreement is uncertain.
     LecTec currently receives royalty income pursuant to a licensing agreement it has with Novartis related to the sales of an adult vapor patch. Such royalty payments were $111,376 and $91,273 in the years ended 2009 and 2010, respectively. Royalties resulting from such license provide limited funds to continuing operations and are uncertain because of the acceptance of the product in the marketplace, severity of the cough, cold and flu seasons, marketing efforts by Novartis and other factors that LecTec is unable to control. Year over year the Novartis royalties have declined and there can be no assurance that this trend will not continue. Currently, LecTec has no other licensing arrangements in place and there is no assurance that LecTec will be able to enter into additional licensing agreements.
     If licensees of LecTec’s patents do not comply with regulatory requirements when marketing products which rely on LecTec’s patents, LecTec’s royalties could be negatively affected.
     The research, development, manufacture, labeling, distribution, marketing and advertising of products that are sold by licensees in reliance on LecTec’s patents are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. Failure by such licensees to comply with regulatory requirements for marketing their products could subject them to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and suspensions and withdrawals of existing approvals. This in turn could decrease the revenues generated by such patent licensees and thereby decrease LecTec’s royalty income.
     If products relying on LecTec’s patents are no longer regulated as over-the-counter products, LecTec royalties could be negatively affected.
     Currently, many of the therapeutic consumer products that are or could be sold in reliance on LecTec’s patents are regulated as over-the-counter products. LecTec cannot assure you that the U.S. Food and Drug Administration (“FDA”) will continue to regulate these products as over-the-counter products. If the FDA changes its approach to regulating such therapeutic consumer products, the licensees would be faced with significant additional costs and may be unable to sell some or all of the products. Any such change could have a negative effect on the licensee’s revenues, which in turn could decrease LecTec’s royalty income.
     LecTec’s patents and other proprietary rights provide uncertain protection of LecTec proprietary information and LecTec’s inability to protect a patent or other proprietary rights may adversely affect its business.
     The patent and other proprietary rights position of companies such as LecTec’s is uncertain and involves complex legal and factual questions. Issued patents can later be held invalid by the patent office issuing the patent or by a court. LecTec cannot assure you that LecTec’s patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide LecTec value. Many other organizations, with substantially greater resources than LecTec’s, are engaged in research and development of technologies and products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more technologies, products or methods which LecTec currently considers proprietary to LecTec. LecTec has taken steps and incurred expenses to protect and evaluate LecTec’s patent portfolio in an effort to verify and determine the validity of LecTec’s patent rights. The outcome of this evaluation is uncertain and could be challenged. Moreover, LecTec can provide no assurance that confidentiality agreements, trade secrecy agreements or similar agreements intended to protect unpatented technology will provide the intended protection. Intellectual property litigation is extremely expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation. Currently LecTec has ended all of its previous patent litigation and does not expect to proceed with any further litigation unless circumstances regarding LecTec’s intellectual property changes.
     LecTec’s patents have a limited life and finite expiration periods.
     Although LecTec has new patents pending approval, including a patent for the hand sanitizer patch, patent life of LecTec’s patents range from one to 11 years.
     The issuance of new accounting pronouncements may have an impact on financial results.
     The issuance of accounting pronouncements may affect LecTec’s results from time to time depending on specific issues relevant to LecTec, as well as adoption dates and alternatives that LecTec may choose with respect to the particular pronouncement.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — (REMOVED AND RESERVED)
     This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.
ITEM 5 — OTHER INFORMATION
     None.

ITEM 6 — EXHIBITS

Exhibit No.	Description
2.01	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011).

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (Incorporated herein by reference to Appendix A2 to the Proxy Statement/Prospectus filed as part of the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

2.03	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (Incorporated herein by reference to Appendix A3 to the Proxy Statement/Prospectus filed as part of the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on August 11, 2011 (File No. 333-175379)).

3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.01	Patent Purchase Agreement, dated May 9, 2011, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011).

10.02	$2,000,000 Subordinated Secured Convertible Promissory Note, issued May 31, 2011, by AxoGen Corporation in favor of LecTec Corporation (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011).

10.03	Security Agreement, dated as of May 3, 2011, made and given by AxoGen Corporation to LecTec Corporation (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2011).

10.04	Confidential Settlement Agreement and Mutual Release by and between LecTec Corporation and Prince of Peace Enterprises, Inc., dated April 25, 2011 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

10.05	$500,000 Subordinated Secured Convertible Promissory Note, issued May 3, 2011, by AxoGen Corporation in favor of LecTec Corporation (Incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

10.06	Stock Purchase Agreement, dated as of May 31, 2011, by and among LecTec Corporation and Persons listed on Schedule A (Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

10.07	Amendment No. 1 to Stock Purchase Agreement, dated as of July 8, 2011, by and among LecTec Corporation and the persons listed on Schedule A (Incorporated herein by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on August 11, 2011 (File No. 333-175379))

Exhibit No.	Description
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECTEC CORPORATION
Date: August 11, 2011	By /s/ Gregory G. Freitag
Gregory G. Freitag
Chief Executive Officer, Chief Financial Officer, & Director (Principal Financial Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.01	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011).

2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (Incorporated herein by reference to Appendix A2 to the Proxy Statement/Prospectus filed as part of the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

2.03	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (Incorporated herein by reference to Appendix A3 to the Proxy Statement/Prospectus filed as part of the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on August 11, 2011 (File No. 333-175379)).

3.01	Articles of Incorporation of LecTec Corporation, as amended (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

3.02	Bylaws of LecTec Corporation (Incorporated herein by reference to the Company’s Form S-1 Registration Statement (file number 33-9774C) filed on October 31, 1986 and amended on December 12, 1986).

10.01	Patent Purchase Agreement, dated May 9, 2011, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011).

10.02	$2,000,000 Subordinated Secured Convertible Promissory Note, issued May 31, 2011, by AxoGen Corporation in favor of LecTec Corporation (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011).

10.03	Security Agreement, dated as of May 3, 2011, made and given by AxoGen Corporation to LecTec Corporation (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2011).

10.04	Confidential Settlement Agreement and Mutual Release by and between LecTec Corporation and Prince of Peace Enterprises, Inc., dated April 25, 2011 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

10.05	$500,000 Subordinated Secured Convertible Promissory Note, issued May 3, 2011, by AxoGen Corporation in favor of LecTec Corporation (Incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

10.06	Stock Purchase Agreement, dated as of May 31, 2011, by and among LecTec Corporation and Persons listed on Schedule A (Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 6, 2011 (File No. 333-175379)).

10.07	Amendment No. 1 to Stock Purchase Agreement, dated as of July 8, 2011, by and among LecTec Corporation and the persons listed on Schedule A (Incorporated herein by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on August 11, 2011 (File No. 333-175379))

Exhibit No.	Description
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.