Form 10-Q
period 2011-09-30
AxoGen, Inc.
filed 2011-11-14
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-16159

AxoGen, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1301878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13859 Progress Blvd., Suite 100, Alachua, FL	32615
(Address of principal executive offices)	(Zip Code)

386-462-6800

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

As of November 14, 2011, the registrant had 10,949,812 shares of common stock outstanding.

AXOGEN, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Forward-Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding product development, product potential or financial performance. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1 – FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,525,537	$1,799,048
Accounts receivable	538,109	407,350
Inventory	1,662,343	1,902,789
Prepaid expenses and other	159,846	74,437
Deferred financing costs	184,995	1,083,630

Total current assets	13,070,830	5,267,254
Property and equipment, net	293,681	500,742
Goodwill	169,987	—
Intangible assets	906,960	637,771

	$14,441,458	$6,405,767

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$$1,657,113	$967,896
Current portion of long-term debt, related party	—	1,338,455
Current portion of long-term debt	—	7,080,512

Total current liabilities	1,657,113	9,386,863
Long-term debt	4,826,264	—
Preferred stock dividends payable	—	6,048,378
Warrant liability	—	2,669,815

Total liabilities	6,483,377	18,105,056

Commitments and contingencies
Temporary equity:
Series B convertible preferred stock, $.00001 par value; 17,065,217 shares authorized; 9,782,609 shares issued and outstanding at December 31, 2010	—	4,243,948
Series C convertible preferred stock, $.00001 par value; 16,798,924 shares authorized; 11,072,239 shares issued and outstanding at December 31, 2010	—	8,092,568
Series D convertible preferred stock, $.00001 par value; 67,000,000 shares authorized; 30,156,259 shares issued and outstanding at December 31, 2010	—	3,075,523

Total temporary equity	—	15,412,039

Stockholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 10,949,812 and 1,205,624 shares issued and outstanding	109,498	12,056
Series A convertible preferred stock, $.00001 par value; 2,544,750 shares authorized, issued and outstanding at December 31, 2010	—	1,125,000
Additional paid-in capital	54,142,532	9,934,980
Accumulated deficit	(46,293,949)	(38,183,364)

Total stockholders’ equity (deficit)	7,958,081	(27,111,328)

	$14,441,458	$6,405,767

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
				September 30, 2010
	September 30,	September 30,	September 30,	(As Restated
	2011	2010	2011	See Note 11)
Revenues	$1,140,768	$800,743	$3,487,824	$2,195,812
Cost of goods sold	1,130,332	160,772	1,893,412	536,185

Gross profit	10,436	639,971	1,594,412	1,659,627

Costs and expenses:
Sales and marketing	499,118	320,850	1,318,007	975,839
Research and development	76,982	36,169	117,149	75,452
Salaries, wages and related costs	1,189,289	771,518	2,941,530	2,522,419
General and administrative	827,054	336,038	2,005,740	910,585
Depreciation and amortization	44,427	54,220	191,589	208,502

Total costs and expenses	2,636,870	1,518,795	6,574,015	4,692,797

Loss from operations	(2,626,434)	(878,824)	(4,979,603)	(3,033,170)

Other income (expense):
Interest expense	(318,110)	(193,251)	(954,360)	(516,266)
Interest expense – deferred financing costs	(169,007)	(10,473)	(1,200,413)	(134,808)
Gain from termination of distribution agreement	—	—	—	1,119,094
Change in fair value of warrant liability	—	139,157	62,305	(77,695)
Other income (expense)	381	28	(10,163)	36

Total other income (expense)	(486,736)	(64,539)	(2,102,631)	390,361

Net loss	(3,113,170)	(943,363)	(7,082,234)	(2,642,809)
Preferred Stock dividends (assumes all paid)	(329,832)	(308,944)	(1,028,351)	(1,243,992)

Net loss available to common shareholders	$(3,443,002)	$(1,252,307)	$(8,110,585)	$(3,886,801)

Weighted Average Common Shares outstanding – basic and diluted	1,324,967	1,191,000	1,248,798	715,198

Loss Per Common share – basic and diluted	$(2.60)	$(1.05)	$(6.49)	$(5.43)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010 (As Restated See Note 11)
Cash flows from operating activities:
Net loss	$(7,082,234)	$(2,642,809)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	214,919	230,963
Amortization of intangible assets	36,265	34,706
Amortization of deferred financing costs	1,200,413	134,808
Amortization of debt discount	11,436	25,732
Stock-based compensation	97,499	198,000
Gain on termination of distribution agreement	—	(1,119,094)
Change in fair value of warrant liability	(62,305)	77,695
Interest added to note payable	55,562	—
Change in assets and liabilities:
Accounts receivable	(109,409)	(90,754)
Inventory	240,446	45,112
Prepaid expenses and other	(66,276)	(16,228)
Accounts payable and accrued expenses	572,833	(114,763)

Net cash used for operating activities	(4,890,851)	(3,236,632)

Cash flows from investing activities:
Purchase of property and equipment	(7,858)	—
Acquisition of intangible assets	(45,454)	(57,256)
Cash acquired with Merger	7,201,638	—

Net cash provided by (used) for operating activities	7,148,326	(57,256)

Cash flows from financing activities:
Proceeds from issuance of Series D preferred stock and warrants, net	—	1,998,000
Proceeds from issuance of long-term debt	10,500,000	1,316,536
Proceeds from issuance of common stock	1,000,000	—
Repayments of long-term debt	(4,732,857)	—
Debt issuance costs	(301,778)	(96,121)
Proceeds from exercise of stock options	3,649	—

Net cash provided by financing activities	6,469,014	3,218,415

Net increase (decrease) in cash and cash equivalents	8,726,489	(75,473)
Cash and cash equivalents, beginning of year	1,799,048	282,801

Cash and cash equivalents, end of period	$10,525,537	$207,328

Supplemental disclosures of cash flow activity:
Cash paid for interest	$611,501	$539,387
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt into Series D preferred stock	$—	$2,690,994
Conversion of preferred stock, convertible debt and accrued interest into common stock	21,497,955	8,328,274
Accretion of dividends of Series B preferred stock	292,330	458,630
Accretion of dividends of Series C preferred stock	515,577	717,981
Accretion of dividends of Series D preferred stock	220,444	230,914
Warrants issued with Series D preferred stock	—	517,529
Deferred financing costs related to warrants issued with debt	—	1,492,241
Preferred stock dividend payable forfeited with the Merger	7,076,729	—
Warrant Liability forfeited with the Merger	2,607,510	—
Debt discount related to warrants issued with debt	173,736	—
Net assets acquired on Merger	11,847,916	—
Note and accrued interest retired with the Merger	4,555,562	—
Reclassification from common stock to additional paid in capital for change in par value	11,639	—

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of AC for the year ended December 31, 2010, which are included in the Registration Statement on Form S-4/A filed on August 29, 2011. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Organization and Business

Business Summary

On September 30, 2011, LecTec Corporation (“LecTec”) completed its business combination with AC in accordance with the terms of an Agreement and Plan of Merger, dated as of May 31, 2011, by and among LecTec, Nerve Merger Sub Corp., a subsidiary of LecTec (“Merger Sub”), and AC, which the parties amended on September 30, 2011 and August 9, 2011 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into AC, with AC continuing after the merger as the surviving corporation and a wholly owned subsidiary of LecTec (the “Merger”). Immediately following the Merger, LecTec changed its name to AxoGen, Inc. In October 2011, the Company moved its corporate headquarter facilities (principal executive office) from Texarkana, Texas to 13859 Progress Blvd., Suite 100, Alachua, Florida 32615.

In connection with the Merger,

•	all outstanding AC convertible securities were converted into shares of AC common stock and exchanged for shares of AxoGen, Inc. common stock;

•	all outstanding AC warrants expired unexercised;

•

all outstanding shares of AC common stock, including those issued upon conversion of AC convertible securities, were exchanged for shares of AxoGen, Inc. common stock at a ratio of one share of AC common stock for 0.03727336 share of AxoGen, Inc. common stock;

•

all outstanding options to purchase shares of AC common stock were exchanged for options to purchase shares of AxoGen, Inc. common stock at a ratio of one option to purchase shares of AC common stock for an option to purchase 0.03727336 share of AxoGen, Inc. common stock.

A total of 6,221,077 shares of the Company’s common stock were issued in share exchange, and an additional 558,267 shares of the Company’s common stock were reserved for issuance upon exercise of AC stock options which were converted into the Company’s stock options. Upon completion of the Merger, all AC securities were cancelled.

Immediately following the completion of the Merger, former AC stockholders owned approximately 56.8% of the outstanding common stock of the Company, LecTec stockholders owned approximately 39.4% of the outstanding common stock of the Company, and certain investors owned the remaining 3.8% of the outstanding common stock of the Company.

For accounting purposes, AC was identified as the acquiring entity and LecTec as the acquired entity. The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity, based on the criteria of Accounting Standards Codification 805-10-55-12, Accounting for Business Combinations. Under purchase accounting, the assets and liabilities of an acquired company (LecTec) as of the effective date of the acquisition were recorded at their respective estimated fair values and added to those of the acquiring company. Accordingly, the condensed consolidated financial statements and related footnote disclosures presented for periods prior to the Merger are those of AC alone. The condensed consolidated Statement of Operations for the three months and nine months ended September 30, 2011 and 2010 include the operations and cash flows of AC through September 30, 2011 and the combined operations and cash flows of AC and LecTec subsequent to the Merger. The Condensed Consolidated Balance Sheets as of September 30, 2011 includes AC and LecTec.

The common stock of AC has been retrospectively adjusted to reflect the exchange ratio of one share of AC common stock for 0.03727336 share of the Company’s common shares as established in the Merger Agreement.

The Company is a regenerative medicine company with a portfolio of proprietary products and technologies for peripheral nerve reconstruction and regeneration. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, the Company has developed and licensed technologies which are used in its products. Its product portfolio includes Avance® Nerve Graft, which the Company believes is the first and only commercially available allograft nerve for bridging nerve discontinuities (a gap created when the nerve is severed), AxoGuard® Nerve Connector, a coaptation aid allowing for close approximation of severed nerves, and AxoGuard® Nerve Protector that protects nerves during the body’s healing process after surgery.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Revenues for products are recognized when the tissue is delivered to the customer, at which time title passes to the customer. Once product is delivered, the Company has no further performance obligations. Delivery is defined as delivery to a customer location or segregation of product into a contracted distribution location. At such time, this product cannot be sold to any other customer. Fees charged to customers for storage and shipping of products are recognized as revenues when processed tissue is shipped to the customer or end user.

Cash and Cash Equivalents and Concentration

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of September 30, 2011 and December 31, 2010, there were no amounts deemed uncollectible and there was no allowance for doubtful accounts recorded.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures.

Inventories

Inventories are comprised of implantable tissue, nerve grafts, AXOGuard® Nerve Connector, AXOGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Finished goods	$1,289,752	$1,081,489
Work in process	215,039	319,293
Raw materials	157,552	502,007

	$1,662,343	$1,902,789

Property and Equipment

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment	2-5 years
Leasehold improvements	5 years
Processing equipment	5-7 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported as other income or expense.

Intangible Assets

Intangible assets consist primarily of license agreements for exclusive rights to use various patented and patent-pending technologies described in Note 6 and other costs related to the license agreements, including patent prosecution and protection costs. Such costs are capitalized and amortized on a straight-line basis over the underlying terms of the license agreements or estimated useful life of patents, ranging from 5 to 20 years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. No impairment has been recognized during the nine months ended September 30, 2011 and 2010.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recognized for the nine months ended September 30, 2011 and 2010.

Deferred Financing Costs

The Company capitalizes all third-party costs incurred, including equity-based payments, associated with the issuance of long-term debt. The costs are amortized to interest expense over the term of the debt using the effective interest method.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $9,118 and $1,228 for the three months ended September 30, 2011 and 2010 and $10,758 and $5,789 for the nine months ended September 30, 2011 and 2010, respectively, and are included in sales and marketing expense on the accompanying consolidated statements of operations.

Research and Development Costs

Research and Development costs are expensed as incurred.

Income Taxes

The Company has not recorded current income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. A full valuation allowance has been established on the deferred tax asset as it is more likely than not that future tax benefit will not be realized. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2007 through 2010.

Preferred Stock

The Company accounts for its preferred stock under the provisions of Accounting Standards Codification on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires an issuer to classify a financial instrument that is within the scope of the standard as a liability or temporary equity if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur.

All or any number of the Series B, Series C, and Series D preferred stock may become redeemable by a majority of preferred shareholder approval at any time after January 7, 2015 at a redemption price determined in accordance with the Company’s Certificate of Incorporation, plus accrued and unpaid dividends. The Company has determined that its Series B, Series C, and Series D preferred stock requires temporary equity classification as its obligation to redeem these instruments are outside the control of the Company. Permanent equity classification is not currently applicable as the preferred stock is not currently redeemable but may become so in the future.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification on Derivatives and Hedging, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedging items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, including freestanding warrants, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. An evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt approximates its carrying value based upon current rates available to the Company.

Stock-Based Compensation

Stock-based compensation cost related to stock options granted under the AC 2002 Stock Option Plan (the “Plan”—see Note 10) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the nine months ended September 30:

Nine months ended September 30,	2011	2010
Expected term (in years)	4.0	4.0
Expected volatility	55.0%	55.0%
Risk free rate	1.43%	1.58%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the nine months ended September 30, 2011 as they were deemed insignificant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. The Company is assessing the impact of ASU 2011-08 on its goodwill impairment test but do not expect an impact on its financial condition or results of operations.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

4.	Merger

On September 30, 2011, LecTec completed its business combination with AC pursuant to the terms of the Merger Agreement (see Note 2).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The total acquisition price of $11,847,916 has been allocated as follows:

Cash and cash equivalents	$7,201,638
Other current assets	40,483
Notes and accrued interest receivable	4,555,562
Goodwill	169,987
Intangible assets	260,000
Accounts payable and accrued expenses	(379,754)

Total purchase price	$11,847,916

The following table sets forth the unaudited pro forma results of the Company as if the Merger had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$1,162,118	$827,116	$3,553,292	$2,244,968
Net Loss	$3,029,404	$1,672,139	$6,472,645	$4,837,655
Basic and diluted net loss per common share	$(0.28)	$(0.15)	$(0.59)	$(0.44)
Weighted average shares – basic and diluted	10,949,812	10,921,590	10,943,767	10,921,590

5.	Property and Equipment

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Furniture and equipment	$522,431	$514,573
Leasehold improvements	42,564	42,564
Processing equipment	988,716	988,716
Less: accumulated depreciation and amortization	(1,260,030)	(1,045,111)

Property and equipment	$293,681	$500,742

6.	Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
License agreements	$875,830	$833,481
Patents	291,906	28,801
Less: accumulated amortization	(260,776)	(224,511)

Intangible assets, net	$906,960	$637,771

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over the estimated useful life, which is generally five years. Pending patent costs are not amortizable. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $36,265 and $34,706, respectively. As of September 30, 2011, future amortization of license agreements is expected to be approximately $29,400 for the remainder of fiscal 2011, $118,000 for 2012 and 2013, $95,000 for 2014 and $31,000 for 2015 and 2016..

License Agreements

The Company has entered into multiple license agreements (the “License Agreements”) with the University of Florida Research Foundation (“UFRF”), University of Texas at Austin (“UTA”) and Emory University (“Emory”). Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

•

AxoGen pays royalty fees ranging from 1% to 3% under the License Agreements based on net sales of licensed products. One of the agreements also contains a minimum royalty of $12,500 per quarter, which may include a credit in future quarters in the same calendar year for the amount the minimum royalty exceeds the royalty fees. Also, when AxoGen pays royalties to more than one licensor for sales of the same product, a royalty stack cap applies, capping total royalties at 3.75%;

•

Under one of the agreements, if AxoGen does not achieve certain regulatory milestones, which AxoGen has not achieved, AxoGen would owe an annual license maintenance fee starting on August 31, 2012 of $120,000, escalating to $240,000 on August 31, 2013 and August 31, 2014. In addition, if AxoGen does not either: (i) conduct discussions with at least three potential sublicensees or corporate partners by November 30th, 2011 or (ii) submit a term sheet to a potential sublicensee or corporate partner by May 31st, 2012, it will owe a fee of $64,000;

•

If AxoGen sublicenses technologies covered by the License Agreements to third parties, AxoGen would pay a percentage of sublicense fees received from the third party to the licensor. Currently, AxoGen does not sublicense any technologies covered by License Agreements. The Company is not considered a sub-licensee under the License Agreements and does not owe any sublicensee fees for its own use of the technologies;

•	AxoGen reimburses the licensors for certain legal expenses incurred for patent prosecution and defense of the technologies covered by the License Agreements; and

•

Currently, under one of the License Agreements, AxoGen would owe a $15,000 milestone fee upon receiving a Phase II Small Business Innovation Research or Phase II Small Business Technology Transfer grant involving the licensed technology. The Company has not received either grant and does not owe such a milestone fee. Other milestone fees are due if AxoGen develops certain pharmaceutical or medical device products under the License Agreements. No such products are currently under development.

Royalty fees were approximately $30,116 and $20,125 during the three months ended September 30, 2011 and 2010, and $85,620 and $59,462 during the nine months ended September 30, 2011 and 2010 and are included in sales and marketing expense on the accompanying statements of operations.

7.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2011 (unaudited)	December 31, 2010
Loan and Security Agreement with financial institutions for aggregate of $5,000,000 with 9.9% interest (at September 30, 2011), interest only payable monthly through September 2012; principal and interest payable monthly for the 30 months thereafter maturing on April 1, 2015, collateralized by all the assets of the Company and subject to certain financial covenant restrictions including minimum revenue requirements	$5,000,000	—

The 2008 Loan and Security Agreement (defined later) with financial institutions for $7,500,000 with 18% interest (at September 30, 2011), payable monthly; principal payable in full on October 1, 2011 (as amended), collateralized by all the assets of the Company and subject to no financial covenant restrictions. Loan was fully paid on September 30, 2011	—	$4,732,857

2010 Related Party Convertible Debt with 8.0% interest; principal and interest payable in full on June 30, 2013, as amended; subordinated to the Loan and Security Agreement; collateralized by a third lien on certain property, converted into common stock on September 30, 2011	—	1,338,455

2010 Convertible Debt with 8.0% interest; principal and interest payable in full on June 30, 2013, as amended; subordinated to the Loan and Security Agreement; collateralized by a third lien on certain property, converted into common stock on September 30, 2011	—	2,359,091

Total debt	5,000,000	8,430,403

Less unamortized debt discount	(173,736)	(11,436)

Less current portion	—	8,418,967

Long-term portion	$4,826,264	$—

Loan and Security Agreements and Warrants

On September 30, 2011, the Company entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto (the “MidCap Loan”). The credit facility under the MidCap loan has a principal amount of $5.0 million and a term of 42 months, and is subject to prepayment penalties. Under the MidCap Loan, AxoGen is required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate is 9.9% per annum, and interest is computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The agreement contains customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s financial statements, maintain appropriate levels of insurance, protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, change its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue as defined in the agreement.

The MidCap Loan is secured by all of AxoGen’s assets. The lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share. The fair value of the warrant was $173,736 and was recorded as debt discount and is being amortized through interest expense using the effective interest method over the term of the debt

On April 21, 2008, the Company entered into a Loan and Security Agreement with two different lenders, as subsequently amended (the “2008 Loan and Security Agreement”), which provided for a loan with an aggregate principal amount of $7.5 million. The loan’s maturity date was October 1, 2011. The loan bore interest at a rate of 18% per month, as amended, and was secured by all of the Company’s assets. Upon the execution of the 2008 Loan and Security Agreement, the Company recorded $155,556 in deferred financing costs which were being amortized through interest expense on the accompanying consolidated statements of operations over the life of the term note. Amortization of the deferred financing costs was $12,963 and $31,417 for the nine months ended September 30, 2011 and 2010, respectively.

In conjunction with the 2008 Loan and Security Agreement, the Company also issued warrants to purchase a combined 280,803 shares of the Company’s Series C Preferred Stock, immediately exercisable at $0.7345 per share, expiring on May 1, 2018. The fair value of the warrants was recorded as debt discount and was being amortized through interest expense using the effective interest method over the term of the debt. Amortization of this debt discount was $11,436 and $25,732 during the nine months ended September 30, 2011 and 2010, respectively.

During 2010, the Company executed six amendments to the 2008 Loan and Security Agreement, resulting in the issuance of a total of 28,561,272 additional warrants for the purchase of the Company’s Series D preferred stock, immediately exercisable at $0.1198 per share, expiring on varying dates during the year 2020. The total fair value of the warrants of $2,160,879 was recorded as deferred financing costs during 2010 and was being amortized through interest expense—deferred financing costs on the accompanying consolidated statement of operations. The Company recognized $990,792 and $58,188 in amortization of these costs for the nine months ended September 30, 2011 and 2010, respectively. See additional discussion related to the accounting for the warrants at Note 9.

On April 11, 2011, the Company entered into a waiver and seventh amendment (the “Amendment”) to the 2008 Loan and Security Agreement. The Amendment waived the event of default resulting from the failure to pay the balance due under the 2008 Loan and Security Agreement by March 31, 2011, increased the annual interest rate to 18% beginning April 1, 2011, and extended the maturity to the earlier of an acquisition event (including the Merger discussed in Note 4), or October 1, 2011. In connection with the Amendment, an event of default would occur if the Company fails to receive proceeds from equity and/or convertible subordinated debt financings of at least $2.5 million by May 31, 2011 and an additional $2.5 million by August 31, 2011. On September 30, 2011, the Company paid in full the loan under the 2008 Loan and Security Agreement. The warrants issued to the holders of the 2008 Loan and Security Agreement (see Note 9) expired upon the effective date of the Merger.

2009 Convertible Debt and Warrants

The 2009 Convertible Debt was initially convertible automatically into shares of conversion stock, defined in the agreement as a future “qualified next equity financing,” or its Series C preferred stock. The debt was also convertible at the option of the Company in the event of a future equity financing which was not considered a “qualified next equity financing”. The conversion price was defined as the per share purchase price of the applicable equity financing which results in the conversion of the debt, or $0.734 per share if converted into Series C preferred stock.

Upon issuance of the 2009 Convertible Debt, the Company recorded a total of $49,639 in debt issuance costs. These costs were included in deferred financing costs in the accompanying consolidated balance sheet and were being amortized through interest expense on the accompanying consolidated statements of operations over the debt term. Amortization of the debt issuance costs was $45,203 for the nine months ended September 30, 2010 as a result of the conversion of the debt in full into Series D preferred stock during January 2010.

In conjunction with the issuance of the 2009 Convertible Debt, the Company also issued warrants, initially for the purchase of 4,368,948 shares of the Company’s Series C Preferred Stock, immediately exercisable at $0.7345 per share, expiring on August 31, 2014. The fair value of the warrants of $74,272 was recorded as debt discount and was being amortized through interest expense using the effective interest method over the term of the debt. This debt discount was expensed in full through interest expense in 2010 as a result of the conversion of the associated debt, as noted below. The lenders paid additional consideration totaling $5,234 for the purchase of the warrants. As a result of the Company’s subsequent issuance of its Series D preferred stock on January 7, 2010, the warrants became exercisable for the purchase of Series D preferred stock at $0.1198 per share. All other terms of the warrants remained unchanged. See additional discussion related to the accounting for the warrants at Note 9.

As a result of the Company’s closing on the sale of its Series D preferred stock on January 7, 2010, all of the $2,617,000 in principal under the 2009 Convertible Debt, along with $73,994 in accrued and unpaid interest, was converted into 22,462,387 shares of the Series D preferred stock at a rate of $0.1198 per share.

2010 Convertible Debt and Warrants

The 2010 Convertible Debt is convertible automatically into shares of conversion stock, defined in the agreement as a future “qualified next equity financing”, or its Series C preferred stock. The debt is also convertible at the option of the Company in the event of a future equity financing which is not considered a “qualified next equity financing”. The conversion price is 65% of the price per share paid at the next equity financing, as defined in the agreement.

Upon issuance of the 2010 Convertible Debt, the Company recorded a total of $122,900 in deferred financing costs which were being amortized through interest expense on the accompanying consolidated statements of operations over the debt term. Amortization of the deferred financing costs was $87,221 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

In conjunction with the issuance of the 2010 Convertible Debt, the Company also issued warrants, for the purchase of shares of the Company’s next private equity financing. To date, the securities underlying the warrants, the number of shares exercisable, and the exercise price have not been determined since the next private equity financing has not been consummated.

In connection with the Merger on September 30, 2011, the 2010 convertible debt of $1,338,455 and $2,359,091 and accrued interest of $263,371 were converted into 69,271,003 shares of AC common stock using a conversion price of $0.0572 (65% of price per share paid at the next equity financing or $0.088) and then were exchanged into 2,581,963 shares of AxoGen, Inc. common stock using the 0.03727336 exchange ratio.

2011 Convertible Debt

On May 3, 2011, the Company issued an 8% convertible note payable for $500,000 to LecTec related to the Merger. On May 31, 2011, the Company issued additional convertible notes payable under the same terms of which $2,000,000 was issued to LecTec and $500,000 was issued to certain AC shareholders. The notes were collateralized by all assets of the Company and subordinated to the Company’s 2008 Loan and Security Agreement. Principal and interest accrued under the note is due upon the earlier of June 30, 2013 or a change in control other than in connection with the Merger.

On August 29, 2011, the Company issued an additional subordinated secured convertible promissory note in the principal amount of $2,000,000 to LecTec and $500,000 to certain AC shareholders on the same terms as the $3,000,000 notes issued by the Company in May 2011.

The $4,500,000 notes to LecTec were retired on September 30, 2011 after the closing of the Merger. The $1,000,000 notes to certain AC shareholders were converted into 423,709 shares of AxoGen, Inc.’s common stock using the $0.088 conversion price and 0.03727336 exchange ratio.

8.	Stockholders’ Equity (Deficit) and Temporary Equity

AxoGen, Inc. Classes of Stock

AxoGen, Inc.’s authorized capital stock consists of 50,000,000 shares, par value $0.01 per share. The authorized capital stock is divisible into the classes and series, has the designation, voting rights, and other rights and preferences and is subject to the restrictions that the AxoGen Board of Directors may from time to time establish. Unless otherwise designated by the AxoGen Board of Directors, all shares are common stock. AxoGen has not designated any shares other than common stock.

In connection with the Merger, 32,709,676 shares of AC common stock were converted into 1,219,199 shares of AxoGen, Inc.’s common stock using the 0.03727336 exchange ratio.

On September 30, 2011 AxoGen sold to certain investors in a private placement 423,709 shares of common stock at $2.36 per share.

AC Classes of Stock

General

AC had authorized 133,000,000 shares of common stock with a $.00001 par value.

AC had authorized 103,408,891 shares of preferred stock with a $.00001 par value which the Board of Directors is empowered to designate and issue in different series. At December 31, 2011, the Board of Directors had designated and issued 2,544,750 shares of Series A Preferred Stock; 17,065,217 shares of Series B Preferred Stock; 16,798,924 shares of Series C Preferred Stock and 67,000,000 shares of Series D Preferred Stock.

Series A Convertible Preferred Stock

In 2004, AC issued 2,544,750 shares of Series A Convertible Preferred Stock (“Series A”) at $0.4421 per share for an aggregate price of $1,125,000. No dividends accrued or were payable on the Series A,

except upon the declaration of dividends on AC’s common stock, payable at a rate per share of Series A equal to the amount the holder would be entitled to receive had all of the Series A been converted to AC common stock. Upon liquidation, Series A holders have preference to any distribution of any of the assets of AC to the holders of AC Common Stock after Series B, Series C, and Series D preferences have been paid. Series A has no redemption option. Each share of Series A is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of September 30, 2011 is equal to the purchase price of $0.4421. The conversion price is subject to adjustment, as defined. The only election right for Series A is to vote along with AC common stockholders to elect two directors to the Board. Each share of Series A has voting rights equal to the number of AC common shares as if converted.

Series B Convertible Preferred Stock

In 2006, AC issued 16,847,826 shares of Series B Convertible Preferred Stock (“Series B”) at $0.46 per share for an aggregate price of $7,750,000. The holders of the Series B are entitled to receive a cash dividend in preference over shares of AC common stock and Series A stockholders of AC at a rate of 8% of the issued price, per annum. Upon liquidation, the Series B holders have preference to any distributions of any of AC’s assets equal to the Preferred Original Issue Price plus any unpaid dividends after Series C and Series D preferences have been paid. At any time on or after January 7, 2015, the Series B stockholders have the right to redeem shares equal to the redemption price upon written request of at least 55% of the holders of Series B. Each share of Series B is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of September 30, 2011 is equal to the purchase price of $0.46. The conversion price is subject to adjustment, as defined. The holders of a majority of the Series B, C and D Preferred Stock have the right to elect three directors to the Board. Also, Series B, C and D will vote together with Series A and AC common stockholders to elect two directors to the Board. Each share of Series B, C and D has voting rights equal to the number of AC common shares as if converted.

AC is accreting dividends on the Series B, based on the stated dividend rate of 8% per annum. The Series B dividends accreted for the nine months ended September 30, 2011 was $292,329. A total of $3,152,603 in Series B dividends have been accreted as of September 30, 2011 and were forfeited in accordance with the Merger.

On June 11, 2010, 7,065,217 shares of Series B, representing $3,250,000, were converted into 7,065,217 shares of AC’s common stock at the election of the stockholder.

Series C Convertible Preferred Stock

In 2007, AC issued 16,518,121 shares of Series C Convertible Preferred Stock (“Series C”) at $0.7345 per share for an aggregate purchase price of $12,132,559. The holders of the Series C are entitled to receive a cash dividend in preference over shares of AC common stock, Series A and Series B stockholders of AC at a rate of 8% of the issued price, per annum. Upon liquidation, the Series C holders have preference to any distributions of any of AC’s assets equal to the Preferred Original Issue Price plus any unpaid dividends after Series D preferences have been paid. At any time on or after January 7, 2015, the Series C shareholders have the right to redeem shares equal to the redemption price upon written request of at least 60% of the holders of Series C. Each share of Series C is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of September 30, 2011 is equal to the purchase price of $0.7345. The conversion price is subject to adjustment, as defined. The holders of a majority of the Series B, C and D have the right to elect three directors to the Board. Also, Series B, C and D will vote together with Series A and AC common stockholders to elect two directors to the Board. Each share of Series B, C and D has voting rights equal to the number of AC common shares as if converted.

AC is accreting dividends on the Series C, based on the stated dividend rate of 8% per annum. The dividends accreted for the nine months ended September 30, 2011 was $515,577. A total of $3,403,651 in Series C dividends have been accreted as of September 30, 2011 and were forfeited in accordance with the Merger.

On June 11, 2010, 5,445,882 shares of Series C, representing $4,000,000, were converted into 5,445,882 shares of AC’s common stock at the election of the stockholder.

Series D Convertible Preferred Stock and Warrants

On January 7, 2010, AC issued 39,156,876 shares of Series D Preferred Stock (“Series D”) at $0.1198 per share for an aggregate price of $4,661,326, net of issuance costs of $29,667. Of the total shares issued, 16,694,489 shares were issued for $2,000,000 in cash. The remaining 22,462,387 shares were issued in conjunction with the conversion of $2,617,000 of principal and $73,994 of accrued and unpaid interest under the 2009 Convertible Debt (see Note 7). The holders of the Series D are entitled to receive a cash dividend in preference over all other stockholders of AC at a rate of 8% of the issued price, per annum. Upon liquidation, the Series D holders have preference to any distributions of any of AC’s assets equal to the Preferred Original Issue Price plus any unpaid dividends. At any time on or after January 7, 2015, the Series D shareholders have the right to redeem shares equal to the redemption price upon written request of at least 66 2/3% of the holders of Series D. Each share of Series D is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of September 30, 2011 is equal to the purchase price of $0.1198. The conversion price is subject to adjustment, as defined. The holders of a majority of the Series B, C and D have the right to elect three directors to the Board. Also, Series B, C and D will vote together with Series A and AC common stockholders to elect two directors to the Board. Each share of Series B. C and D has voting rights equal to the number of AC common shares as if converted.

AC is accreting dividends on the Series D, based on the stated dividend rate of 8% per annum. Dividends accreted during the nine months ended September 30, 2011 were $220,444. A total of $518,426 in Series D dividends have been accreted as of September 30, 2011 and were forfeited in accordance with the Merger.

On September 11, 2010, 9,000,617 shares of Series D, representing $1,078,274, were converted into 9,000,617 of AC’s common stock at the election of the stockholder.

In conjunction with the issuance of the Series D, AC also issued warrants for the purchase of 8,347,236 shares of AC’s Series D Preferred Stock, immediately exercisable at $0.1198 per share, expiring on January 7, 2015. The investors paid additional consideration totaling $10,000 for the purchase of the warrants. The warrants are considered offering costs related to the Series D issuance and their fair value of $517,529 was recorded net against proceeds on the issuance of the stock during 2010.

In connection with the Merger, on September 30, 2011 each share of Series A, B, C and D convertible preferred stock, for a total of 53,555,857 shares, were converted into shares of AC common stock and exchanged for 1,996,206 shares of AxoGen, Inc. common stock using the 0.03727336 exchange ratio.

9.	Preferred Stock Warrants and Warrant Liability

Preferred Stock Warrants

At September 30, 2011, the outstanding warrants to purchase the Company’s Series C and Series D preferred stock which were issued in connection with certain financing arrangements and amendments to existing financing arrangements were expired unexercised in connection with the Merger. Information relating to these warrants at December 31, 2010 is summarized as follows:

Warrants	Remaining Number Outstanding	Exercise Price
Series C Warrants-2008 Loan and Security Agreement	280,803	$0.7345
Series D Warrants-2009 Convertible Debt	4,368,948	$0.1198
Series D Warrants-Series D Preferred Stock Issuance	8,347,236	$0.1198
*Series D Warrants-1st Amendment	6,243,362	$0.1198
*Series D Warrants-2nd Amendment	8,694,558	$0.1198
*Series D Warrants-3rd Amendment	4,462,227	$0.1198
*Series D Warrants-5th Amendment	2,260,440	$0.1198
*Series D Warrants-6th Amendment	6,900,685	$0.1198

Total	41,558,259

*	Warrants issued to lenders in conjunction with amendments to 2008 Loan and Security Agreement (see Note 7).

Warrant Liability

The warrants issued in conjunction with the 2008 Loan and Security Agreement (see Note 7) are issuable for Series C preferred stock. The warrants issued in connection with the 2009 Convertible Debt (see Note 7) and the Series D Preferred Stock (see Note 8) are issuable for Series D preferred stock. Both the Series C and Series D preferred stock are considered contingently redeemable based on the stockholders’ right to redeem the shares on or after January 7, 2015. In accordance with Accounting Standards Codification on Distinguishing Liabilities from Equity, since the warrants are indexed to contingently redeemable securities of the Company, they are classified as liabilities upon issuance. As liability classified derivative financial instruments, the warrants are initially and subsequently required to be measured at their fair values as defined in Accounting Standards Codification on Fair Value Measurement.

The change in fair value of the warrants between each reporting period is recorded in the statements of operations and was estimated by the Company using a binomial lattice valuation model. The following assumptions were incorporated into the valuations during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Exercise price	$ 0.1198 – $0.7345	$ 0.1198 – $0.7345
Market value of stock at end of period	$0.01	$0.01
Expected dividend rate	0.00%	0.00%
Expected volatility	39.77% – 66.22%	43.59% – 72.80%
Risk-free interest rate	0.09% – 3.47%	0.18% – 2.97%
Expected life in years	3.40 – 9.90	3.10 – 9.60
Shares underlying warrants outstanding classified as liabilities	41,558,259	32,397,134

The Company recorded income (expense) of $0 and $139,157 for the three months and $62,305 and $(77,695) for the nine months ended September 30, 2011 and 2010, respectively, as a result of the change in the fair value of warrant liability between reporting periods which was recorded in other income (expense) on the consolidated condensed statements of operations. The total balance of the warrant liability was as of September 30, 2011 of $2,607,510 was forfeited in accordance with the Merger.

10.	Stock Options

AC has a 2002 Stock Option Plan (“the AC Plan”), which allows for issuance of incentive stock options and non-qualified stock options to employees, directors and consultants at an exercise price equal to or greater than fair market value. Under the provisions of the AC Plan, AC authorized for issuance 18,144,658 shares for purchase pursuant to options. Immediately Prior to the Merger options to purchase 30,000 shares were available for issuance.

AxoGen, Inc. has a LecTec 2010 Stock Incentive Plan (the “AxoGen Plan”), which allows for issuance of incentive stock options and non-qualified stock options to employees, directors and consultants at an exercise price equal to or greater than fair market value. On September 27, 2011, LecTec amended and restated the AxoGen Plan to, among other things, increase the number of shares of common stock authorized for issuance under the plan by 2,300,000 shares. The total number of shares authorized for issuance under the AxoGen Plan is 2,750,000 shares. As a result of the Merger, options granted under the AC Plan were assumed by the Company so that each stock option pursuant to the AC Plan so assumed continued to have, and be subject to, the same terms and conditions of such stock option immediately prior to the Merger, except that (i) each AC Plan stock option is exercisable for that number of shares of Company common stock equal to the product of the number of shares of AC common stock that were issuable upon exercise of such stock option immediately prior to the Merger multiplied by the Closing Ratio (“as defined in the Merger Agreement”) and (ii) the per share exercise price for the shares of LecTec common stock issuable upon the exercise of such assumed stock option will be equal to the quotient determined by dividing the exercise price per share of AxoGen common stock at which such stock option was exercisable immediately prior to the Merger by the Closing Ratio. The options to employees typically vest 12.5% every six months over a four-year period and those to directors and certain executive officers have vested 25% per quarter over one year or had no vesting period. Options issued to consultants vest over the service period ranging from three to ten years. Options have terms ranging from seven to ten years.

Stock-based compensation expense was $37,498 and $66,000 for the three months and $97,499 and $198,000 for the nine months ended September 30, 2011 and 2010, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $90,359 at September 30, 2011.

11.	Restatement

The Company had entered into a long-term agreement to supply nerve grafts to a single distribution customer and received an up-front fee of $1,500,000 as consideration for exclusive distribution servicing of the products, which was recorded as deferred revenue. The Company agreed to repay the up-front fee to the servicer by discounting future service fees by 10% until the date that the Company had granted discounts aggregating the full amount of the up-front fee repayment obligation. On February 26, 2010, the Company and the customer mutually agreed to terminate the agreement thereby releasing the Company from the repayment obligation. During the second quarter of 2009, all activities associated with the distribution agreement ceased and negotiations began between the Company and the distributor to terminate the agreement. On February 26, 2010, the Company and the customer formally executed a Settlement and Mutual Release Agreement effectively releasing the Company from the repayment of the remaining obligation. The remaining balance of deferred revenue of $1,119,094 was originally amortized to gain from termination of distribution agreement during the fourth quarter of 2009 as the Company believed the conditions surrounding the termination of the distribution agreement existed as of December 31, 2009. The Company has since determined that since the Settlement and Mutual Release Agreement was not executed until February 26, 2010, and the Company was not legally released from all potential obligations under the original agreement until that date, the gain should have been recognized in the first quarter of 2010. As a result, the statement of operations for the nine months ended September 30, 2010 has been restated as follows:

Statement of Operations

Nine Months Ended September 30, 2010

(Unaudited)

	As Previously Reported	Adjustment	As Restated
Gain from termination of distribution agreement	$—	$1,119,094	$1,119,094
Total other income (expense)	(728,733)	1,119,094	390,361
Net Loss	(3,761,903)	$1,119,094	(2,642,809)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On September 30, 2011, LecTec Corporation (“LecTec”) completed its business combination with AxoGen Corporation (“AC”) in accordance with the terms of an Agreement and Plan of Merger, dated as of May 31, 2011, by and among LecTec, Nerve Merger Sub Corp., a subsidiary of LecTec (“Merger Sub”), and AC, which the parties amended on September 30, 2011 and August 9, 2011 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into AC, with AC continuing after the merger as the surviving corporation and a wholly owned subsidiary of LecTec (the “Merger”). Immediately following the Merger, LecTec changed its name to AxoGen, Inc. In October 2011, AxoGen, Inc. moved its corporate headquarter facilities (principal executive office) from Texarkana, Texas to 13859 Progress Blvd., Suite 100, Alachua, Florida 32615.

For purposes of this Item 2, unless otherwise noted, “AxoGen” or the “Company” refers to AC prior to the Merger and AxoGen, Inc. upon the completion of the Merger. Historical financial results are those of AC prior to the Merger and that of AxoGen, Inc. upon the completion of the Merger, and do not include the historical financial results of LecTec prior to the completion of the Merger.

For purposes of Items 3 and 4 in Part I, and Part II, of this Report, unless otherwise noted, “AxoGen” or the “Company” refers to AxoGen, Inc. upon the completion of the Merger.

AxoGen is a regenerative medicine company with a portfolio of proprietary products and technologies for peripheral nerve reconstruction and regeneration. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, AxoGen has developed and licensed technologies, which are used in its products. Its product portfolio includes Avance® Nerve Graft which AxoGen believes is the first and only commercially available allograft nerve for bridging nerve discontinuities (a gap created when the nerve is severed) AxoGuard® Nerve Connector, a coaptation aid allowing for close approximation of severed nerves, and AxoGuard® Nerve Protector, an implant that protects nerves during the body’s healing process after surgery. Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date.

AxoGen revenues increased in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010 as a result of increased penetration into key accounts through both its direct sales force and independent distributors. AxoGen plans to continue to broaden its sales and marketing focus in future months which should have a positive contribution to its revenue growth.

From May 2009 to December 2010, AxoGen temporarily stopped the manufacturing of Avance® Nerve Graft due to adequate inventory. In January 2011, AxoGen resumed the manufacturing of Avance® Nerve Graft, and as a result has incurred higher processing and testing fees, travel costs and temporary labor costs compared to the same periods last year. In addition, to adequately reflect the amount of inventory, AxoGen reviewed and adjusted inventories and established reserves. In reviewing inventory expiration AxoGen wrote off inventory for products manufactured in early 2009. AxoGen believes that it has the necessary inventories for its anticipated sales growth. In addition, AxoGen believes that its manufacturing has been stabilized, and it intends to continue to increase production efficiencies.

AxoGen’s operating expenses consist of salaries, wages and related costs, sales and marketing expenses, general and administrative expenses, research and development expenses and depreciation expenses. Operating expenses for the three and nine months ended September 30, 2011 also included Merger related costs. The largest component of operating expenses, salaries, wages and related costs, are expected to increase both in absolute amount and as a percentage of operations expenses as AxoGen increases its sales force and adds on other employees to support revenue growth.

In August 2011, AxoGen restated its financial statements for the years ended December 31, 2010 and 2009 to correct an error in recording a gain on termination of a distribution agreement with a distributor. This gain, in the amount of $1,119,094, was previously recorded in 2009 as AxoGen believed the conditions surrounding the termination of the distribution agreement existed as of December 31, 2009. AxoGen has since determined that, since a Settlement and Mutual Release Agreement between AxoGen and the distributor was entered into on February 26, 2010, the gain should have been recognized in 2010. See Note 11 to unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Revenues

During the quarter ended September 30, 2011, AxoGen revenues were $1,141,000 which represents an increase of $340,000 or 42.5% when compared to revenues for the quarter ended September 30, 2010. During the nine months ended September 30, 2011, AxoGen revenues were $3,488,000 which represents an increase of $1,292,000 or 58.8% when compared to revenues for the nine months ended September 30, 2010. The increase for the quarter and nine months was principally the result of increased penetration into key accounts.

Gross Profit

In the third quarter of 2011, AxoGen took a $614,000 inventory write-off for expiring inventory and a $214,000 write-off for raw material obsolescence that increased cost of goods. As a result, AxoGen’s gross profit decreased 98.4% to $10,000 for the quarter ended September 30, 2011 from $640,000 for the quarter ended September 30, 2010. This decrease was also due to other contributing factors including the mix of Avance® Nerve Graft item codes and product mix between Avance® Nerve Graft and AxoGuard® products, as gross profit within, and among, these products varies. Additionally, in January 2011, AxoGen resumed the manufacturing of Avance® Nerve Graft and incurred higher processing and testing fees, travel costs and temporary labor costs compared to same periods last year. AxoGen’s gross profit decreased 4.0% to $1,594,000 for the nine months ended September 30, 2011 from $1,660,000 for the nine months ended September 30, 2010, primarily due to the same factors as those applicable to the third quarter of 2011.

Costs and Expenses

Total cost and expenses for AxoGen increased 73.6% to $2,637,000 for the quarter ended September 30, 2011 compared to $1,519,000 for the quarter ended September 30, 2010. As a percentage of revenues, total operating expenses were 231.1% for the quarter ended September 30, 2011 compared to 189.6% for the quarter ended September 30, 2010. These increases were primarily due to increasing sales and marketing activities, increases in salaries as AxoGen hires to meet growth needs and increased general and administrative costs associated with the Merger. Total cost and expenses for AxoGen increased 40.1% to $6,574,000 for the nine months ended September 30, 2011 compared to $4,693,000 for the nine months ended September 30, 2010, primarily due to the same factors that caused the increase in total cost and expenses for the third quarter of 2011, with additional increase attributable to an increase in general and administrative costs associated with securing additional funding throughout the nine months. As a percentage of revenues, total operating expenses were 188.5% for the nine months ended September 30, 2011 compared to 213.7% for the nine months ended September 30, 2010, as operating costs were absorbed by increased revenues.

Salaries, wages and related costs, the largest component of total operating expenses, increased 54.0% for the quarter ended September 30, 2011 to $1,189,000 from $772,000 for the same quarter last year. As a percentage of revenues, salaries, wages and related costs were 104.2% for the quarter ended September 30, 2011 compared to 96.4% for the quarter ended September 30, 2010. The increases were primarily due to AxoGen increasing its sales and sales support to meet growth needs. Salaries, wages and related costs increased 16.7% for the nine months ended September 30, 2011 to $2,942,000 from $2,522,000 compared to the same nine month period last year, primarily attributable to the same factors applicable to the third quarter 2011. As a percentage of revenues, salaries, wages and related costs were 84.3% for the nine months ended September 30, 2011 compared to 114.9% for the nine months ended September 30, 2010.

Sales and marketing expenses increased 55.5% to $499,000 for the quarter ended September 30, 2011 compared to $321,000 for the quarter ended September 30, 2010. As a percentage of revenues, sales and marketing expenses were 43.7% for the quarter ended September 30, 2011 compared to 40.1% for the quarter ended September 30, 2010. These increases were primarily due to an increase in sales and marketing activity as the Company expands support for both its direct sales force and independent distributors. Sales and marketing expenses increased 35.0% to $1,318,000 for the nine months ended September 30, 2011 compared to $976,000 for the nine months ended September 30, 2010, primarily attributable to the same factors applicable to the third quarter of 2011. As a percentage of revenues, sales and marketing expenses were 37.8% for the nine months ended September 30, 2011 compared to 44.4% for the nine months ended September 30, 2010.

General and administrative expenses increased 146.1% to $827,000 for the quarter ended September 30, 2011 compared to $336,000 for the quarter ended September 30, 2010. As a percentage of revenues, general and administrative expenses were 72.5% for the quarter ended September 30, 2011 compared to 41.9% for the quarter ended September 30, 2010. These increases were principally a result of an increase in consulting, accounting and legal services and other expenses associated with the Merger. General and administrative expenses increased 120.2% to $2,006,000 for the nine months ended September 30, 2011 compared to $911,000 for the nine months ended September 30, 2010. This increase was principally a result of an increase in consulting, accounting and legal services and other expenses associated with the Merger and other efforts to secure additional funding. As a percentage of revenues, general and administrative expenses were 57.5% for the nine months ended September 30, 2011 compared to 41.5% for the nine months ended September 30, 2010.

Depreciation and amortization expense decreased slightly for both the quarter and nine months ended September 30, 2011 compared to the same 2010 periods. This decrease was due to certain AxoGen assets becoming fully depreciated during each of the periods. Research and development expenses increased for the three and nine months ended September 30, 2011 as compared to the comparable periods in 2010. Because AxoGen’s products are developed for sale in their current use, it conducts limited direct research and development, but intends to pursue new products and new applications for existing products in the future that may result in increased spending.

Other Income and Expenses

Interest expense increased 64.8% to $318,000 for the quarter ended September 30, 2011 compared to $193,000 for the quarter ended September 30, 2010. Interest expense increased 84.9% to $954,000 for the nine months ended September 30, 2011 compared to $516,000 for the nine months ended September 30, 2010. These increases were primarily due to the interest accrued related to the 2010 convertible debt and the increase in the stated interest rate during 2011 pursuant to the amendment to AxoGen’s Loan and Security Agreement originally entered into in April 2008, as later discussed in “—Liquidity and Capital Resources.”

Interest expense—deferred financing costs increased $159,000 and $1,065,000 for the quarter and nine months ended September 30, 2011, respectively, compared to the comparable periods in 2010. This increase is primarily due to the amortization of deferred financing costs associated with warrants issued as consideration for several amendments executed during 2010 related to the Loan and Security agreement originally entered into in April 2008. These became fully amortized by March 31, 2011.

Gain from the termination of the distribution agreement was $1,119,000 in 2010. AxoGen had entered into a long-term agreement to supply nerve grafts to a single national distributor. The distributor paid an up-front deposit of $1,500,000 to AxoGen, as consideration for exclusive distribution servicing of AxoGen’s products, which was initially recorded as deferred revenue. The repayment of the up-front deposit was to be subsequently released and recognized as revenue through discounts of future service fees, until AxoGen had granted discounts aggregating the full amount of the deposit. During the second quarter of 2009, all activities associated with the distribution agreement ceased and negotiations began between AxoGen and the distributor to terminate the agreement. On February 26, 2010, AxoGen and the distributor formally executed a Settlement and Mutual Release Agreement releasing AxoGen from the repayment of the remaining portion of the obligation. AxoGen recorded the gain on termination during the first quarter of 2010 when the settlement agreement was executed.

The gain from the change in fair value of warrant liability decreased $140,000 for the nine months ended September 30, 2011 compared to same period in 2010. This decrease is principally due to the decline in the fair value of AxoGen’s warrant liability during the nine months ended September 30, 2011 as compared to the 2010.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Long-Term Debt

On September 30, 2011, the Company, entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto (the “MidCap Loan”). The MidCap Loan has a principal amount of $5.0 million and a term of 42 months, and is subject to prepayment penalties. Under this agreement, AxoGen is required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate is 9.9% per annum, and interest is computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The MidCap Loan contains customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s financial statements, maintain appropriate levels of insurance and protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, changes in its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue as defined in the agreement.

The MidCap Loan is secured by all of AxoGen’s assets. The Lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share.

On April 21, 2008, AxoGen entered into a Loan and Security Agreement with Oxford Finance Corporation and ATEL Ventures, Inc., as subsequently amended (the “2008 Loan and Security Agreement”), which provided for a loan with an aggregate principal amount of $7.5 million. The loan’s maturity date was October 1, 2011. The loan bears interest at a rate of 18% per month and was secured by all of AxoGen’s assets. AxoGen used the proceeds from the MidCap Loan to repay the entire outstanding balance of the Loan and Security Agreement.

On June 11, 2010, AxoGen entered into Convertible Debt Agreements for an aggregate principal amount of $3.7 million with 8% interest and principal and interest payable in full on June 30, 2013, as amended. The Convertible Debt Agreements were collateralized by a third lien on certain property and were subordinated to the 2008 Loan and Security Agreement. Immediately prior to the closing of the Merger, the Convertible Debt Agreements pursuant to its terms automatically converted into AC common stock which was then exchanged for AxoGen, Inc. common stock pursuant to the terms of the Merger Agreement.

On May 3, 2011, AxoGen issued an 8% Convertible Note Payable to LecTec Corporation for $500,000. On May 31, 2011, AxoGen issued additional convertible notes payable under the same terms of which $2,000,000 was issued to LecTec and $500,000 was issued to certain AC shareholders. On August 29, 2011, AxoGen issued an additional subordinated secured convertible promissory note in the principal amount of $2,000,000 to LecTec and $500,000 to certain AC shareholders. These notes were collateralized by all of AxoGen’s assets and subordinated to the 2008 Loan and Security Agreement. Immediately prior to the closing of the Merger, the notes held by investors other than LecTec automatically convert into AC’s common stock which was then exchanged for LecTec common stock pursuant to the terms of the Merger Agreement. Immediately after to the closing of the Merger, the notes held by LecTec were retired.

The Company had no material commitments for capital expenditures at September 30, 2011 or 2010.

Cash Flow Information

AxoGen had working capital of $11,413,000 and a current ratio of 7.89 at September 30, 2011 compared to working capital deficit of $4,120,000 and a current ratio of 0.56 at December 31, 2010. The increase in working capital and decrease in the current ratio at September 30, 2011, compared to December 31, 2010, was primarily due to the Merger. The Company believes it has sufficient cash resources to meet its liquidity requirements for the next 12 months.

During the nine months ended September 30, 2011, the Company had a net increase in cash and cash equivalents of $8,726,000 as compared to a net decrease of cash and cash equivalents of $75,000 for the nine months ended September 30, 2010. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities

The Company used $4,891,000 of cash for operating activities for the nine months ended September 30, 2011, as compared to using $3,237,000 of cash for operating activities for the nine months ended September 30, 2010. This increase in cash used in operating activities is primarily attributed to the increase in net loss for the nine months ended September 30, 2011, offset by additional amortization of deferred financing costs; an Increase in our accounts payable and accrued expenses and no gain on termination of a distribution agreement that was present in the nine months ended September 30, 2010.

Cash provided by (used) for investing activities

Investing activities for the nine months ended September 30, 2011 provide cash of $7,148,000 as compared to using $57,000 of cash for the nine months ended September 30, 2010. This increase in cash is principally attributable to the cash acquired in the Merger.

Cash provided by financing activities

Financing activities for the nine months ended September 30, 2011 provided cash of $6,469,000, as compared to $3,218,000 of cash for the nine months ended September 30, 2010. This increase in cash used is primarily attributed to issuance of $10,500,000 of additional debt offset by the repayment of $4,733,000 of debt during the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. The Company is assessing the impact of ASU 2011-08 on its goodwill impairment test but do not expect an impact on its financial condition or results of operations.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - Legal Proceedings

None

ITEM 1A - RISK FACTORS

Risk Factors disclosed in the LecTec Corporation’s Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3), Registration No. 333-175379 on September 2, 2011, under the captions “Risk Factors—Risk Relating to AxoGen’s Business,” “Risk Factors—Risks Related to the Regulatory Environment in which AxoGen Operates” and “Risk Factors—Risks Related to AxoGen’s Intellectual Property” are incorporated by reference herein. There have been no material changes to these risk factors, which recently filed Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3), Registration No. 333-175379; however, those risk factors continue to be relevant to an understanding of the Company’s business, financial condition, and operating results, etc. Accordingly, potential and current investors should review and consider these risk factors in making any investment decision with respect to the Company’s securities. An investment in the Company’s securities continues to have a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2011, the Company sold 423,709 shares of the Company’s common stock at $2.36 per share to certain investors. The proceeds of this sale will be used for general working capital purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

Additional Material AC Agreements

Corporate Headquarters Lease

On February 6, 2007, AC entered into a five-year lease for approximately 4,742 square feet of office space at 13859 Progress Boulevard in Alachua, Florida for $7,903 per month. The space is used as AC’s and the Company’s headquarters and main corporate office.

ITEM 6 - EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Exhibit 2.1 to LecTec Corporation’s Current Report on Form 8-K filed on June 2, 2011)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A2 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A3 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

3.2	AxoGen, Inc. Amended and Restated Bylaws. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

10.10	Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Financial Statements from the Quarterly Report on Form 10-Q of AxoGen, Inc. for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated November 14, 2011	/s/ KAREN ZADEREJ
Karen Zaderej
Chief Executive Officer (Principal Executive Officer)

/s/ GREGORY G. FREITAG
Gregory G. Freitag
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Exhibit 2.1 to LecTec Corporation’s Current Report on Form 8-K filed on June 2, 2011)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A2 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A3 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

3.2	AxoGen, Inc. Amended and Restated Bylaws. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

10.10	Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Financial Statements from the Quarterly Report on Form 10-Q of AxoGen, Inc. for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.