Form 10-Q
period 2012-06-30
AxoGen, Inc.
filed 2012-08-14
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 13, 2012, the registrant had 11,104,037 shares of common stock outstanding.

Part I — Financial Information

Forward-Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding product development, product potential, regulatory environment, sales and marketing strategies, capital resources, operating performance or financial performance. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,638,793	$8,190,781
Accounts receivable	862,228	797,654
Inventory	2,467,787	1,760,540
Prepaid expenses and other	240,678	133,500

Total current assets	8,209,486	10,882,475
Property and equipment, net	176,995	247,824
Goodwill	169,987	169,987
Intangible assets	884,935	899,480
Deferred Financing Costs	266,550	295,276
Other assets	129,702	—

	$9,837,655	$12,495,042

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,704,033	$1,585,100
Current portion of long-term debt	1,402,226	434,734

Total current liabilities	3,106,259	2,019,834
Long-term debt	3,460,751	4,403,737

Total liabilities	6,567,010	6,423,571

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 11,104,037 and 11,062,188 shares issued and outstanding	111,040	110,622
Additional paid-in capital	54,729,584	54,391,784
Accumulated deficit	(51,569,979)	(48,430,935)

Total stockholders’ equity	3,270,645	6,071,471

	$9,837,655	$12,495,042

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$2,012,513	$1,225,495	$3,665,943	$2,347,056
Cost of goods sold	501,917	424,303	941,075	763,080

Gross profit	1,510,596	801,192	2,724,868	1,583,976
Costs and expenses:
Sales and marketing	1,581,875	948,026	3,210,483	1,805,002
Research and development	367,363	101,117	663,494	206,708
General and administrative	1,148,161	1,203,271	2,378,769	1,925,436

Total costs and expenses	3,097,399	2,252,414	6,252,746	3,937,146

Loss from operations	(1,586,803)	(1,451,222)	(3,527,878)	(2,353,170)

Other income (expense):
Interest expense	(125,218)	(405,690)	(250,343)	(636,250)
Interest expense — deferred financing costs	(59,983)	—	(94,934)	(1,031,406)
Change in fair value of warrant liability	—	181,765	—	62,305
Other income (expense)	5,851	(2,643)	(2,323)	(10,543)

Total other income (expense)	(179,350)	(226,568)	(347,600)	(1,615,894)

Loss before income taxes	(1,766,153)	(1,677,790)	(3,875,478)	(3,969,064)
Income tax benefit	736,434	—	736,434	—

Net loss	$(1,029,719)	$(1,677,790)	$(3,139,044)	$(3,969,064)
Preferred stock dividends (assumes all paid)	—	322,739	—	698,518

Net loss available to common shareholders	(1,029,719)	(2,000,529)	(3,139,044)	(4,667,582)

Weighted Average Common Shares outstanding — basic and diluted	11,084,620	1,214,514	11,073,480	1,210,082

Loss Per Common share — basic and diluted	$(0.09)	$(1.65)	$(0.28)	$(3.86)

AxoGen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(3,139,044)	$(3,969,064)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	101,869	147,162
Amortization of intangible assets	63,671	22,707
Amortization of deferred financing costs	45,427	1,031,406
Amortization of debt discount	24,506	11,435
Stock-based compensation	329,062	60,000
Change in fair value of warrant liability	—	(62,305)
Change in assets and liabilities:
Accounts receivable	(64,574)	(208,478)
Inventory	(707,247)	(54,511)
Prepaid expenses and other	(236,880)	(96,236)
Accounts payable and accrued expenses	118,933	655,348

Net cash used for operating activities	(3,464,277)	(2,462,536)
Cash flows from investing activities:
Purchase of property and equipment	(31,040)	—
Acquisition of intangible assets	(49,126)	(25,550)

Net cash used for investing activities	(80,166)	(25,550)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,000,000
Debt issuance costs	(16,701)	(82,346)
Proceeds from exercise of stock options	9,215	1,149
Payment of fractional shares from Merger	(59)	—

Net cash (used by) provided by financing activities	(7,545)	2,918,803

Net increase (decrease) in cash and cash equivalents	(3,551,988)	430,717
Cash and cash equivalents, beginning of year	8,190,781	1,799,048

Cash and cash equivalents, end of period	4,638,793	2,229,765

Supplemental disclosures of cash flow activity:
Cash paid for interest	$276,718	$397,623
Supplemental disclosure of non-cash investing and financing activities:
Accretion of dividends of Series B preferred stock	$—	$200,602
Accretion of dividends of Series C preferred stock	—	349,807
Accretion of dividends of Series D preferred stock	—	148,109

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of June 30, 2012 and December 31, 2011 and for the three month and six month periods ended June 30, 2012 and 2011. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011, which are included in the Annual Report on Form 10-K for the year ended December 31, 2011. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation. In October 2011, the Company moved its corporate headquarter facilities (principal executive office) from Texarkana, Texas to 13859 Progress Blvd., Suite 100, Alachua, Florida 32615.

2.    Organization and Business

Business Summary

The Company is a regenerative medicine company with a portfolio of proprietary products and technologies for peripheral nerve reconstruction and regeneration. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, the Company has developed and licensed patented and patent pending technologies which are used in its portfolio of products. This product portfolio includes Avance® Nerve Graft, a commercially available allograft nerve for bridging nerve discontinuities (a gap created when the nerve is severed) of 5mm to 70mm in length, Avance® Nerve Graft is sterilized and processed using a patented cleaning process that preserves the inherent and relevent structural characteristics of the tissue allowing regenerating axons to grow through the scaffold to the motor or sensory organ.

AxoGen’s portfolio also includes AxoGuard® Nerve Connector, a coaptation aid allowing for close approximation of severed nerves, and AxoGuard® Nerve Protector, a bioscaffold used to reinforce a cooptation site, wrap a partially severed nerve or isolate and protect nerve tissue.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of June 30, 2012 and December 31, 2011, there were no amounts deemed uncollectible and there was no allowance for doubtful accounts recorded.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Finished goods	$1,714,190	$1,374,817
Work in process	164,765	145,300
Raw materials	588,832	240,423

	$2,467,787	$1,760,540

Inventories was net of reserve of $282,393 and $433,706 at June 30, 2012 and December 31, 2011, respectively.

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

Stock-Based Compensation

AxoGen’s 2010 Stock Incentive Plan is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes-Merton option pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the six months ended June 30:

Six months ended June 30,	2012	2011
Expected term (in years)	4.0	4.0
Expected volatility	118.11%	83.42%
Risk free rate	0.63%	1.49%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the six months ended June 30, 2012 and 2011 as they were deemed insignificant.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early-adopted this ASU and does not believe adoption will have a material effect on its financial condition and results of operations.

4.    Merger

On September 30, 2011, LecTec Corporation completed its business combination with AC pursuant to the terms of the Merger Agreement.

The following table sets forth the unaudited pro forma results of the Company for the three months and six months ended June 30, 2011, as if the Merger had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$1,244,606	$2,391,174
Net Loss	(2,276,914)	(3,460,036)
Basic and diluted net loss per common share	10,949,530	10,947,542
Weighted average shares — basic and diluted	(0.21)	(0.32)

5.    Intangible Assets

The Company’s intangible assets consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
License agreements	$948,358	$899,231
Patents	291,907	291,907
Less: accumulated amortization	(355,330)	(291,658)

Intangible assets, net	$884,935	$899,480

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over three years. Pending patent costs are not amortizable. Amortization expense was approximately $35,000 and $12,000 for the three months and $64,000 and $23,000 for the six months ended June 30, 2012 and 2011 respectively. As of June 30, 2012, future amortization of license agreements is expected to be approximately $68,000 for the remainder of fiscal 2012, $137,000 for 2013, $115,000 for 2014 and $50,000 each year for 2015 through 2017.

License Agreements

The Company has entered into multiple license agreements (the “License Agreements”) with the University of Florida Research Foundation (“UFRF”) and University of Texas at Austin (“UTA”). Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

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

Royalty fees were approximately $ 45,000 and $33,000 for the three months and approximately $82,000 and $56,000 for the six months ended June 30, 2012 and 2011, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

In July 2012, the Company terminated its license agreement with Emory University (the “Emory Agreement”). The Company does not believe that this termination will have any material adverse effect on the Company’s operations.

6.    Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012 (unaudited)	December 31, 2011
Loan and Security Agreement with financial institutions for aggregate of $5,000,000 with 9.9% interest payable monthly through September 2012; principal and interest payable monthly for the 30 months thereafter maturing on April 1, 2015, collateralized by all the assets of the Company and subject to certain financial covenant restrictions including minimum revenue or cash requirements	$5,000,000	$5,000,000
Less unamortized debt discount	(137,023)	(161,529)
Less current portion	(1,402,226)	(434,734)

Long-term portion	$3,460,751	$4,403,737

Future principal payments on long-term debt are $483,871 for 2012, $1,935,484 for each of 2013 and 2014, and $645,161 for 2015.

Loan and Security Agreements and Warrants

On September 30, 2011, the Company entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto. The Loan and Security Agreement was subsequently amended on May 14, and August 14, 2012 (the Loan and Security Agreement, as amended, the “Midcap Loan”). The credit facility under the MidCap loan has a principal amount of $5.0 million and a term of 42 months, and is subject to prepayment penalties. Under the MidCap Loan, AxoGen is required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate is 9.9% per annum, and interest is computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The agreement contains customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s financial statements, maintain appropriate levels of insurance, protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, change its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue, as defined in the agreement, or maintain a cash balance not less than 80% of the loan principal amount. The Company currently does not expect that it will meet its Net Invoiced Revenue requirement as of the September 1, 2012 compliance date, and there is no assurance that it will meet it thereafter in the future. The Company continues to maintain its required cash balance.

The MidCap Loan is secured by all of AxoGen’s assets. The lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share. The fair value of the warrant was $173,736 and was recorded as debt discount and is being amortized through interest expense – deferred financing costs using the effective interest method over the term of the debt. Amortization of debt discount was $12,269 and $24,507 for the three months and six months ended June 30, 2012, respectively. The Company also recorded $317,990 in deferred financing costs which is being amortized over the term of the loan. Amortization of the deferred financing cost was $22,714 and $45,427 for the three months and six months ended June 30, 2012, respectively.

The Company currently has sufficient capital to maintain its compliance with the MidCap Loan Agreement cash covenant for approximately three months. As a result of AxoGen’s continuing capital needs and other factors, it is considering to raise additional funds through public or private equity offerings, debt financings, royalty contracts or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. To the extent that the Company enters into additional financing transactions, the Company may use the proceeds from such financing transactions to repay the MidCap Loan and for general corporate purposes. There is no assurance that AxoGen will be able to secure additional funding on terms acceptable to it, or at all. Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying certain regulatory activities or reducing headcount.

7.    Stockholders’ Equity

In June 2012, the Company issued 7,500 shares of its common stock to an individual as compensation for investor relations services. The aggregate value of the shares issued, determined based on market value of the Company’s common stock, was $21,375 and was reported as an operating expenses in the Company’s consolidated statements of operations.

8.    Stock Options

The Company granted 221,076 shares of stock options for the six months ended June 30, 2012. Stock-based compensation expense was $149,826 and $30,000 for the three months and $307,686 and $60,000 for the six months ended June 30, 2012 and 2011, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $2,016,000 at June 30, 2012.

Subsequent to June 2012, the Company granted stock options for an additional 15,000 shares to employees.

9.    Income Taxes

Income tax benefit of approximately $736,000 for the three months and six months ended June 30, 2012 was the result of the Company’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds. Approximately $563,000 of the tax refund has been received and $173,000 is to be received and included in prepaid expenses and other.

10.    Subsequent Event

On August 14, 2012, the Company entered into a two year Interim Revenue Interest Purchase Agreement (the “Interim Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which PDL paid the Company $1,750,000 in exchange for the purchase of specified “Acquired Revenues,” from the Company in an amount equal to the following: (i) during the period from August 1, 2012 to December 31, 2012, 3% of the Company’s Net Revenues per month, and (ii) during the period from January 1, 2013 to August 31, 2014, the greater of 5% of the Company’s Net Revenues or $112,257 per month. The Company shall repurchase the Acquired Revenues and terminate the Interim Royalty Contract at any time, in the event the Company (i) receives equity or debt financing in an aggregate amount greater than $5,000,000 from an investor(s) other than PDL, or (ii) experiences a change in control (as defined in the Interim Royalty Contract). Upon repurchase of the Acquired Revenues in such circumstances, the Company is required to pay PDL the outstanding balance under the Interim Royalty Contract as of the payment date, any accrued but unpaid Acquired Revenues through the payment date, and a $150,000 fee.

In addition, on August 14, 2012, the Company and MidCap entered into an amendment to the MidCap Loan, under which (i) the lenders to the MidCap Loan consented to the Company’s entry into the Interim Royalty Contract, and (ii) the parties agreed that PDL’s rights in the Acquired Revenues under the Interim Royalty Contract are subordinated to the MidCap Loan.

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

AxoGen is a regenerative medicine company with a portfolio of proprietary products and technologies for peripheral nerve reconstruction and regeneration. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves. The Company has developed and licensed patented and patent pending technologies, which are used in its portfolio of products. This portfolio includes Avance® Nerve Graft, a commercially available allograft nerve for bridging nerve discontinuities (a gap created when the nerve is severed), of 5mm to 70mm in length. Avance® Nerve Graft is sterilized and processed using a patented cleaning process that preserves the inherent and relevant structural characteristics of the tissue allowing regenerating axons to grow through the scaffold to the motor or sensory organs.

Axogen’s portfolio also includes AxoGuard® Nerve Connector, a coaptation aid allowing for close approximation of severed nerves, and AxoGuard® Nerve Protector, a bioscaffold used to reinforce a coaptation site, wrap a partially severed nerve or protect nerve tissue.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in the second quarter of 2012 compared to the second quarter of 2011, as a result of increased penetration into key accounts and establishing new accounts through both its direct sales force and independent distributors. AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term, even though in the near term revenue growth lags behind expense increase.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenues

Revenues for the three months ended June 30, 2012 increased 64.3% to approximately $2,013,000 as compared to approximately $1,225,000 for the three months ended June 30, 2011. Additionally, revenues for the six months ended June 30, 2012 increased 56.2% to approximately $3,666,000 as compared to approximately $2,347,000 for the six months ended June 30, 2011. These increases were principally due to increased sales penetration into key accounts and establishing new accounts as a result of expanding the Company’s sales and marketing efforts.

Gross Profit

Gross profit for the three months ended June 30, 2012 increased 88.6% to approximately $1,511,000 as compared to approximately $801,000 for the three months ended June 30, 2011, primarily attributable to the increased revenues and reduced processing, travel and temporary labor costs related to manufacturing, in 2012. In addition, in January 2011, the Company resumed the manufacturing of Avance® Nerve Graft and incurred certain additional manufacturing start-up expenses, which did not recur in the second quarter of 2012. Product sales mix also has an effect on gross profit As a result, gross margin also improved to 75.1% for the three months ended June 30, 2012 as compared to 65.4% for the same period in 2011.

Gross profit for the six months ended June 30, 2012 increased 72.0% to approximately $2,725,000 as compared to approximately $1,584,000 for the six months ended June 30, 2011, primarily attributable to the increased revenues and reduced processing, travel and temporary labor costs related to manufacturing, in 2012. In addition, in January 2011, the Company resumed the manufacturing of Avance® Nerve Graft and incurred certain additional manufacturing start-up expenses, which did not recur in the first six months of 2012. Product sales mix also has an effect on gross profit As a result, gross margin also improved to 74.3% for the six months ended June 30, 2012 as compared to 67.5% for the same period in 2011.

Costs and Expenses

Total cost and expenses increased 37.5% to approximately $3,097,000 for the three months ended June 30, 2012 as compared to approximately $2,252,000 for the three months ended June 30, 2011. These increases were primarily due to increasing sales and marketing activities and increases in salaries as AxoGen hired additional personnel to meet its growth demand. To a lesser extent, these increases were also attributable to expenses associated with being a public company and research and development costs associated with the Company’s preparation for its clinical trial. As a percentage of revenues, total operating expenses were 153.8% for the three months ended June 30, 2012 compared to 183.8% for the three months ended June 30, 2011. This decrease in total costs and expenses as a percentage of revenue is primarily a result of the Company’s increase in revenues outpacing the increase in sales and marketing costs during the second quarter of 2012.

Total cost and expenses increased 58.8% to approximately $6,253,000 for the six months ended June 30, 2012 as compared to approximately $3,937,000 for the six months ended June 30, 2011. These increases were primarily due to increasing sales and marketing activities and increases in salaries as AxoGen hired additional personnel to meet its growth demand. Additionally, these increases were attributable to expenses associated with being a public company and research and development costs associated with the Company’s preparation for its clinical trial. As a percentage of revenues, total operating expenses were 170.6% for the six months ended June 30, 2012 compared to 167.7% for the six months ended June 30, 2011. This increase in total costs and expenses as a percentage of revenue was primarily a result of the Company’s sales and marketing costs increasing faster than revenue while we expanded our sales force and marketing activities during the first six months of 2012.

Sales and marketing expenses increased 66.9% to approximately $1,582,000 for the three months ended June 30, 2012 as compared to approximately $948,000 for the three months ended June 30, 2011. This increase was primarily due to expansion of the direct sales force and increased support for both its direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 78.6% for the three months ended June 30, 2012 compared to 77.4% for the three months ended June 30, 2011. Such higher sales and marketing expenses as a percentage of revenue were a result of the additional expenses associated with the expansion of the direct sales force.

Sales and marketing expenses increased 77.8% to approximately $3,210,000 for the six months ended June 30, 2012 as compared to approximately $1,805,000 for the six months ended June 30, 2011. This increase was primarily due to expansion of the direct sales force and increased support for both its direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 87.6% for the six months ended June 30, 2012 compared to 76.9% for the six months ended June 30, 2011. Such higher sales and marketing expenses as a percentage of revenue were a result of the additional expenses associated with the expansion of the direct sales force.

General and administrative expenses decreased 4.6% to approximately $1,148,000 for the three months ended June 30, 2012 as compared to approximately $1,203,000 for the three months ended June 30, 2011. As a percentage of revenues, general and administrative expenses were 57.0% for the three months ended June 30, 2012 compared to 98. 2% for the three months ended June 30, 2011. These decreases were principally a result of a decrease in legal and consulting services as the company experienced higher costs in 2011 associated with the Merger, partially offset by an increase in payroll and benefits and expenses associated with being a public company.

General and administrative expenses increased 23.6% to approximately $2,379,000 for the six months ended June 30, 2012 as compared to approximately $1,925,000 for the six months ended June 30, 2011. This increase was principally a result of an increase in payroll and benefits as the company hired additional personnel to support its growth demand offset by a decrease in legal and consulting charges as the costs associated with the Merger did not recur in 2012. As a percentage of revenues, general and administrative expenses were 64.9% for the six months ended June 30, 2012 compared to 82. 0% for the six months ended June 30, 2011. This decrease was principally a result of a decrease in legal and consulting services as the Company experienced higher costs in 2011 associated with its financing activity and the Merger, partially offset by an increase in payroll and benefits and expenses associated with being a public company.

Research and development expenses increased 263.4% to approximately $367,000 in the three months ended June 30, 2012 as compared to approximately $101,000 for the three months ended June 30, 2011. Research and development expenses increased 220.3% to approximately $663,000 in the six months ended June 30, 2012 as compared to approximately $207,000 for the six months ended June 30, 2011. Development includes AxoGen’s clinical efforts and substantially all of the increase in research and development expenses from 2011 to 2012 related to expenditures for such clinical activity. Because AxoGen’s products are developed for sale in their current use, it conducts limited direct research and product development, but intends to pursue new products and new applications for existing products in the future that may result in increased spending.

Other Income and Expenses

Interest expense decreased 69.2% to approximately $125,000 for the three months ended June 30, 2012 compared to approximately $406,000 for the three months ended June 30, 2011. Interest expense decreased 60.7% to approximately $250,000 for the six months ended June 30, 2012 compared to approximately $636,000 for the six months ended June 30, 2011. These decreases were primarily due to the interest accrued that was related to the 2010 Convertible Debt (see Note 7 to the audited Consolidated Financial Statements included in Axogen’s Annual Report on Form 10-K for the year ended December 31, 2011) and the increase in the stated interest rate during 2011 pursuant to the amendment to AxoGen’s Loan and Security Agreement originally entered into in April 2008.

Interest expense—deferred financing costs increased to approximately $60,000 for the three months ended June 30, 2012, as compared to $0 for the three months ended June 30, 2011. This increase was the result of the amortization of the financing fees associated with the current debt exceeding the prior year’s amortization as the previous debt had fully matured. However, Interest expense — deferred financing costs decreased to approximately $95,000 for the six months ended June 30, 2012, as compared to approximately $1,031,000 for the six months ended June 30, 2011. This decrease is primarily due to certain deferred financing costs associated with warrants issued as consideration for several amendments executed during 2010 related to the Loan and Security agreement originally entered into in April 2008 becoming fully amortized by March 31, 2011. The warrants were forfeited upon completion of the Merger on September 30, 2011.

Also due to forfeiture of the warrants, there were no gain in fair value of warrant liability for the three month and six month periods ended June 30, 2012, respectively, as compared to approximately $182,000 and $62,000 for the three month and six month periods ended June 30, 2011, respectively.

Income Taxes

Income tax benefit of approximately $736,000 for the three months and six months ended June 30, 2012 was the result of the Company’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds. Approximately $563,000 of the tax refund has been received and $173,000 is to be received and included in prepaid expenses and other. The Company does not believe there are any additional tax refund opportunities currently available.

The company had no income tax expense or income tax benefit for each of the three months and six months ended June 30, 2011 due to incurrence of net operating losses.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Long-Term Debt

On September 30, 2011, the Company, entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto. The Loan and Security Agreement was subsequently amended on May 14 and August 14, 2012 (the Loan and Security Agreement, as amended, (the “MidCap Loan”). The MidCap Loan has a principal amount of $5.0 million and a term of 42 months, and is subject to prepayment penalties. Under this agreement, AxoGen is required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate is 9.9% per annum, and interest is computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The MidCap Loan contains customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s. financial statements, maintain appropriate levels of insurance and protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, changes in its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue, as defined in the agreement, or maintain a cash balance not less than 80% of the loan principal amount. The company currently does not expect that it will meet its Net Invoiced Revenue requirement as of the September 1, 2012 compliance date, but continues to maintain its required cash balance, there can be no assurance as to the Company’s ability to comply with the MidCap loan covenants.

The MidCap Loan is secured by all of AxoGen’s assets. The Lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share.

The Company had no material commitments for capital expenditures at June 30, 2012 or 2011.

Cash Flow Information

AxoGen had working capital of approximately $4,930,000 and a current ratio of 2.59 at June 30, 2012, compared to working capital of $8,863,000 and a current ratio of 5.39 at December 31, 2011. The decrease in working capital and the current ratio at June 30, 2012 as compared to December 31, 2011 was primarily due to the use of working capital for operations in excess of revenues. AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, cost of products and acquisition and/or development of new products. As described in — “Long-Term Debt” above, AxoGen must also comply with the covenants in the MidCap Loan agreement to meet certain minimum Net Invoiced Revenue or maintain a cash balance not less than 80% of the loan principal amount. Currently, the Company does not expect that it will meet the portion of the covenant as to Net Invoiced Revenue as of the September 1, 2012 compliance date and there can be no assurance that it will meet it thereafter in the future. The Company remains in compliance with the covenants because it has a cash balance not less than 80% of the loan principal amount.

On August 14, 2012, the Company entered into a two year Interim Revenue Interest Purchase Agreement (the “Interim Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which PDL paid the Company $1,750,000 in exchange for the purchase of specified “Acquired Revenues,” from the Company in an amount equal to the following: (i) during the period from August 1, 2012 to December 31, 2012, 3% of the Company’s Net Revenue, per month, and (ii) during the period from January 1, 2013 to August 31, 2014, the greater of 5% of the Company’s Net Revenue, or $112,257 per month. The Company shall repurchase the Acquired Revenues and terminate the Interim Royalty Contract at any time, in the event the Company (i) receives equity or debt financing in an aggregate amount greater than $5,000,000 from an investor(s) other than PDL, or (ii) experiences a change in control (as defined in the Interim Royalty Contract). Upon repurchase of the Acquired Revenues in such circumstances, the Company is required to pay PDL the outstanding balance under the Interim Royalty Contract as of the payment date, any accrued but unpaid Acquired Revenues through the payment date, and a $150,000 fee.

In addition, on August 14, 2012, the Company and MidCap entered into an amendment to the MidCap Loan, under which (i) the lenders to the MidCap Loan consented to the Company’s entry into the Interim Royalty Contract, and (ii) the parties agreed that PDL’s rights in the Acquired Revenues under the Interim Royalty Contract are subordinated to the MidCap Loan.

The Company currently has sufficient capital to maintain its compliance with the MidCap Loan Agreement cash covenant for approximately three months. As a result of AxoGen’s continuing capital needs and other factors, it is considering to raise additional funds through public or private equity offerings, debt financings, royalty contracts or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. To the extent that the Company enters into additional financing transactions, the Company may use the proceeds from such financing transactions to repay the MidCap Loan and for general corporate purposes. There is no assurance that AxoGen will be able to secure additional funding on terms acceptable to it, or at all. Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying certain regulatory activities or reducing headcount.

During the six months ended June 30, 2012, the Company had a net decrease in cash and cash equivalents of approximately $3,552,000 as compared to a net increase of cash and cash equivalents of approximately $431,000 in the six months ended June 30, 2011. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $3,464,000 of cash for operating activities in the six months ended June 30, 2012, as compared to using approximately $2,463,000 of cash for operating activities in the six months ended June 30, 2011. This increase in cash used in operating activities is primarily attributed to the net loss generated in the six months ended June 30, 2012, along with an increase in our accounts receivable and inventory.

Cash used for investing activities

Investing activities for the six months ended June 30, 2012 used approximately $80,000 of cash as compared to using approximately $26,000 of cash in the six months ended June 30, 2011. This increase in use is principally attributable to the purchase of certain fixed and intangible assets.

Cash provided by financing activities

Financing activities in the six months ended June 30, 2012 used approximately $8,000 of cash as compared to providing approximately $2,919,000 of cash in the six months ended June 30, 2011. This use as compared to cash provided in 2011 was the result of the Company incurring debt issuance cost of $16,701 in 2012, partially offset by funds received for stock option exercises. In 2011, the Company received proceeds from the issuance of long-term debt of $3.0 million.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early-adopted this ASU and does not believe adoption will have a material effect on its financial condition and results of operations,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded that our disclosure controls and procedures were effective

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2012, in response to the conclusion reached by our Chief Executive and Chief Financial Officers that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that our disclosure controls and procedures were not effective as of December 31, 2011, as reported in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2011, we have implemented a control procedure whereby all significant contracts will be reviewed by the Chief Financial Officer at the end of each quarter and the Chief Financial Officer will then review the accounting with the Company’s corporate controller prior to the recording of all such contracts.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

The Company is not a party to any material litigation as of June  30, 2012.

ITEM 1A — RISK FACTORS

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2012, the Company issued 7,500 shares of its common stock to an individual who is an accredited investor (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)) as compensation for investor relations services this individual rendered to the Company. The aggregate value of the shares issued, determined based on market value of the Company’s common stock was $21,375 and was reported as an operating expense in the Company’s consolidated statements of operations.

The above-described transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction not involving a public offering. With respect to the transaction listed above, no general solicitation was made by either the Registrant or any person acting on its behalf; the securities sold are subject to transfer restrictions; and the certificate representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 — OTHER INFORMATION

On August 14, 2012, the Company entered into a two year Interim Revenue Interest Purchase Agreement (the “Interim Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which PDL paid the Company $1,750,000 in exchange for the purchase of specified “Acquired Revenues,” from the Company in an amount equal to the following: (i) during the period from August 1, 2012 to December 31, 2012, 3% of the Company’s Net Revenues per month, and (ii) during the period from January 1, 2013 to August 31, 2014, the greater of 5% of the Company’s Net Revenues or $112,257 per month. The Company shall repurchase the Acquired Revenues and terminate the Interim Royalty Contract at any time, in the event the Company (i) receives equity or debt financing in an aggregate amount greater than $5,000,000 from an investor(s) other than PDL, or (ii) experiences a change in control (as defined in the Interim Royalty Contract). Upon repurchase of the Acquired Revenues in such circumstances, the Company is required to pay PDL the outstanding balance under the Interim Royalty Contract as of the payment date, any accrued but unpaid Acquired Revenues through the payment date, and a $150,000 fee.

In addition, on August 14, 2012, the Company and MidCap entered into an amendment to the MidCap Loan, under which (i) the lenders to the MidCap Loan consented to the Company’s entry into the Interim Royalty Contract, and (ii) the parties agreed that PDL’s rights in the Acquired Revenues under the Interim Royalty Contract are subordinated to the MidCap Loan.

ITEM 6 — EXHIBITS

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

AXOGEN, INC.

Dated August 14, 2012	/s/ Karen Zaderej
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