Form 10-Q
period 2012-09-30
AxoGen, Inc.
filed 2012-11-06
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 7, 2012, the registrant had 11,099,143 shares of common stock outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,445,099	$8,190,781
Accounts receivable	925,544	797,654
Inventory	2,722,670	1,760,540
Prepaid expenses and other	89,835	133,500

Total current assets	8,183,148	10,882,475

Property and equipment, net	139,362	247,824
Goodwill	169,987	169,987
Intangible assets	736,772	899,480
Deferred Financing Costs	345,611	295,276
Other assets	118,891	—

Total Assets	$9,693,771	$12,495,042

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,863,494	$1,585,100
Current portion of long-term debt	1,885,972	434,734

Total current liabilities	3,749,466	2,019,834
Long-term debt	4,739,305	4,403,737

Total liabilities	8,488,771	6,423,571
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 11,104,596 and 11,062,188 shares issued and outstanding	111,046	110,622
Additional paid-in capital	54,900,742	54,391,784
Accumulated deficit	(53,806,788)	(48,430,935)

Total stockholders’ equity	1,205,000	6,071,471

Total liabilities and Stockholders’ equity	$9,693,771	$12,495,042

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$1,980,849	$1,140,768	$5,646,792	$3,487,824
Cost of goods sold	542,235	1,130,332	1,483,310	1,893,412

Gross profit	1,438,614	10,436	4,163,482	1,594,412
Costs and expenses:
Sales and marketing	1,697,317	1,106,942	4,907,800	2,911,944
Research and development	390,395	229,709	1,053,889	436,417
General and administrative	1,393,890	1,300,219	3,772,659	3,225,654

Total costs and expenses	3,481,602	2,636,870	9,734,348	6,574,015

Loss from operations	(2,042,988)	(2,626,434)	(5,570,866)	(4,979,603)

Other income (expense):
Interest expense	(145,426)	(318,110)	(395,769)	(954,360)
Interest expense – deferred financing costs	(60,013)	(169,007)	(154,947)	(1,200,413)
Change in fair value of warrant liability	—	—	—	62,305
Other income (expense)	11,618	381	9,295	(10,163)

Total other (expense)	(193,821)	(486,736)	(541,421)	(2,102,631)

Loss before income taxes	(2,236,809)	(3,113,170)	(6,112,287)	(7,082,234)
Income tax benefit	—	—	736,434	—

Net loss	$(2,236,809)	$(3,113,170)	$(5,375,853)	$(7,082,234)
Preferred stock dividends (assumes all paid)	—	329,832	—	1,028,351

Net loss available to common shareholders	(2,236,809)	(3,443,002)	(5,375,853)	(8,110,585)

Weighted Average Common Shares outstanding – basic and diluted	11,104,353	1,324,967	11,083,740	1,248,798

Loss Per Common share – basic and diluted	$(0.20)	$(2.60)	$(0.49)	$(6.49)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(5,375,853)	$(7,082,234)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	145,891	214,919
Amortization of intangible assets	245,002	36,265
Amortization of deferred financing costs	68,141	1,200,413
Amortization of debt discount	36,806	11,436
Stock-based compensation	478,701	97,499
Change in fair value of warrant liability	—	(62,305)
Interest added to note payable	—	55,562
Change in assets and liabilities:
Accounts receivable	(127,890)	(109,409)
Inventory	(962,130)	240,446
Prepaid expenses and other	(75,228)	(66,276)
Accounts payable and accrued expenses	278,394	572,833

Net cash used for operating activities	(5,288,166)	(4,890,851)
Cash flows from investing activities:
Purchase of property and equipment	(37,429)	(7,858)
Acquisition of intangible assets	(82,294)	(45,454)
Cash acquired with Merger	—	7,201,638

Net cash (used for) provided by investing activities	(119,723)	7,148,326
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,750,000	10,500,000
Proceeds from issuance of common stock	—	1,000,000
Repayments of long-term debt	—	(4,732,857)
Debt issuance costs	(118,476)	(301,778)
Proceeds from exercise of stock options	30,741	3,649
Payment of fractional shares from Merger	(58)	—

Net cash provided by financing activities	1,662,207	6,469,014

Net increase (decrease) in cash and cash equivalents	(3,745,682)	8,726,489
Cash and cash equivalents, beginning of year	8,190,781	1,799,048

Cash and cash equivalents, end of period	$4,445,099	$10,525,537

Supplemental disclosures of cash flow activity:
Cash paid for interest	$447,144	$611,501
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock convertible debt and accrued interest into common stock	$—	$21,497,955
Accretion of dividends of Series B preferred stock	—	292,330
Accretion of dividends of Series C preferred stock	—	515,577
Accretion of dividends of Series D preferred stock	—	220,444
Preferred stock dividend payable forfeited with the Merger	—	7,076,729
Warrant Liability forfeited with the Merger	—	2,607,510
Debt discount related to warrants issued with debt	—	173,736
Net assets acquired on Merger	—	11,847,916
Note and accrued interest retired with the Merger	—	4,555,562
Reclassification from common stock to additional paid in capital for change in par value	—	11,639

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of September 30, 2012 and December 31, 2011 and for the three month and nine month periods ended September 30, 2012 and 2011. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011, which are included in the Annual Report on Form 10-K for the year ended December 31, 2011. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Organization and Business

Business Summary

The Company is a regenerative medicine company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, the Company has developed and licensed patented and patent-pending technologies which are used in its portfolio of products. AxoGen’s products offer a full suite of surgical nerve reconstruction solutions including Avance® Nerve Graft, which the Company believes is the only commercially available processed nerve allograft for bridging severed nerves, AxoGuard® Nerve Connector, a coaptation aid allowing for close approximation of severed nerves, and AxoGuard® Nerve Protector, a bioscaffold used to reinforce a coaptation site, wrap a partially severed nerve or isolate and protect nerve tissue.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of September 30, 2012 and December 31, 2011, there were no amounts deemed uncollectible and there was no allowance for doubtful accounts recorded.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Finished goods	$1,886,778	$1,374,817
Work in process	142,777	145,300
Raw materials	693,115	240,423

	$2,722,670	$1,760,540

Inventories was net of reserve of $297,352 and $433,706 at September 30, 2012 and December 31, 2011, respectively.

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

Nine months ended September 30,	2012	2011
Expected term (in years)	4.0	4.0
Expected volatility	118.00%	83.42%
Risk free rate	0.60%	1.43%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the nine months ended September 30, 2012 and 2011 as they were deemed insignificant.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early-adopted this ASU and does not believe adoption will have a material effect on its financial condition and results of operations.

4.	Merger

On September 30, 2011, LecTec Corporation completed its business combination with AC pursuant to the terms of the Agreement and Plan of Merger Agreement dated May 31, 2011, as amended.

The following table sets forth the unaudited pro forma results of the Company for the three months and nine months ended September 30, 2011, as if the Merger had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$1,162,118	$3,553,292

Net Loss	(3,029,404)	(6,472,645)

Basic and diluted net loss per common share	(0.28)	(0.59)

Weighted average shares – basic and diluted	10,949,812	10,943,767

5.	Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
License agreements	$772,250	$899,231
Patents	291,907	291,907
Less: accumulated amortization	(327,385)	(291,658)

Intangible assets, net	$736,772	$899,480

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over three years. Pending patent costs are not amortizable. Amortization expense was approximately $36,000 and $12,000 for the three months and $100,000 and $36,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, future amortization of license agreements is expected to be approximately $32,000 for the remainder of fiscal 2012, $137,000 for 2013, $115,000 for 2014 and $50,000 each year for 2015 through 2017.

License Agreements

The Company has entered into license agreements (the “License Agreements”) with the University of Florida Research Foundation (“UFRF”) and University of Texas at Austin (“UTA”). Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

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

•

If AxoGen sublicenses technologies covered by the License Agreements to third parties, AxoGen would pay a percentage of sublicense fees received from the third party to the licensor. Currently, AxoGen does not sublicense any technologies covered by License Agreements. The Company is not considered a sub-licensee under the License Agreements and does not owe any sub-licensee fees for its own use of the technologies;

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

Royalty fees were approximately $43,000 and $30,000 for the three months and approximately $125,000 and $86,000 for the nine months ended September 30, 2012 and 2011, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

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

Long-term debt consists of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Loan and Security Agreement with financial institutions for aggregate of $5,000,000 with 9.9% interest payable monthly through September 2012; principal and interest payable monthly for the 30 months thereafter maturing on April 1, 2015, collateralized by all the assets of the Company and subject to certain financial covenant restrictions including minimum revenue or cash requirements. Amount was paid in full in October 2012.	$5,000,000	$5,000,000

Interim Revenue Interest Purchase Agreement with PDL for aggregate of $1,750,000 with interest payable monthly of 3% based on the Net Revenues through December 2012; and during the period from January 1, 2013 to August 31, 2014, the greater of 5% of the Company’s Net Revenues or $112,257 per month	1,750,000	—

Total Debt	6,750,000	5,000,000
Less unamortized debt discount	(124,723)	(161,529)
Less current portion	(1,885,972)	(434,734)

Long-term portion	$4,739,305	$4,403,737

Future principal payments on long-term debt at September 30 are $483,871 for 2012, $1,935,484 for 2013, $3,685,484 for 2014, and $645,161 for 2015, however, such future principal payments were eliminated as the debt was paid in full in October 2012.

Loan and Security Agreements and Warrants

On September 30, 2011, the Company entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto. The Loan and Security Agreement was subsequently amended on May 14 and August 14, 2012 (the Loan and Security Agreement, as amended, the “MidCap Loan”). The credit facility under the MidCap loan has a principal amount of $5.0 million and a term of 42 months, and is subject to prepayment penalties. Under the MidCap Loan, AxoGen is required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate is 9.9% per annum, and interest is computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The agreement contains customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s financial statements, maintain appropriate levels of insurance, protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, change its seniormanagement, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue, as defined in the agreement, or maintain a cash balance not less than 80% of the loan principal amount.

The MidCap Loan is secured by all of AxoGen’s assets. The lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share. The fair value of the warrant was $173,736 and was recorded as debt discount and is being amortized through interest expense – deferred financing costs using the effective interest method over the term of the debt. Amortization of debt discount was $12,299 and $36,806 for the three months and nine months ended September 30, 2012, respectively. The Company also recorded $317,990 in deferred financing costs which is being amortized over the term of the loan. Amortization of the deferred financing cost was $22,714 and $68,141 for the three months and nine months ended September 30, 2012, respectively.

In addition, on August 14, 2012, the Company and MidCap entered into an amendment to the MidCap Loan, under which (i) the lenders to the MidCap Loan consented to the Company’s entry into the Interim Royalty Contract, and (ii) the parties agreed that PDL’s right in the Acquired Revenues under the Interim Royalty Contract are subordinated to the MidCap Loan.

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL. Proceeds from the PDL transaction were used to fully repay the MidCap Loan and extinguish AxoGen’s obligations thereunder.

7.	Stockholders’ Equity

In June 2012, the Company issued 7,500 shares of its common stock to an individual as compensation for investor relations services. The aggregate value of the shares issued, determined based on the market value of the Company’s common stock, was $21,375 and was reported as an operating expense in the Company’s consolidated statements of operations.

8.	Stock Options

The Company granted 240,076 shares of stock options for the nine months ended September 30, 2012. Stock-based compensation expense was $171,017 and $37,498 for the three months and $478,701 and $97,499 for the nine months ended September 30, 2012 and 2011, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $1,880,000 at September 30, 2012.

Subsequent to quarter end, the Company granted stock options for an additional 15,000 shares to employees.

9.	Income Taxes

Income tax benefit of approximately $736,000 for the nine months ended September 30, 2012 was the result of the Company’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds. As of September 30, 2012 the tax refund has been received in full.

10.	Subsequent Event

On October 5, 2012, the Company entered into the Royalty Contract with PDL, pursuant to which the Company sold to PDL the right to receive specified royalties on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of the Company’s products Avance®Nerve Graft, AXOGUARD®Nerve Protector and AXOGUARD®Nerve Connector. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive a royalty payment based on a high single digit royalty rate of the Company’s Net Revenues (the “Assigned Interests”), subject to certain agreed upon minimum payment requirements beginning in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to the Interim Royalty Contract). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the

Interim Royalty Contract was terminated. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

Under the Royalty Contract, on October 1, 2016, or in the event of the occurrence of a material adverse event or the Company’s bankruptcy or material breach of the Royalty Contract, PDL may require the Company to repurchase the Assigned Interests at the “Put Price.” The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by the Company, and (ii) any “Delinquent Assigned Interests Payment” (as defined in the Royalty Contract) the Company owed to PDL.

In addition, in the event of a “Change of Control” (as defined in the Royalty Contract), the Company must repurchase the Assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by the Company.

In addition, at any time after September 30, 2016, the Company, at its option, can call the Royalty Contract for a price equal to the Change of Control Price.

During the term of the Royalty Contract, PDL is entitled to designate, and the Company shall appoint an individual designated by PDL, who shall serve on the Board of Directors of the Company (the “Board”) until the Company’s 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”). For the 2013 Annual Meeting and each annual meeting thereafter during the term of the Royalty Contract, the Board shall nominate and recommend the PDL designee as a director nominee to serve on the Board until the next annual meeting and shall include such nomination in the Company’s proxy statement for the 2013 Annual Meeting and each annual meeting thereafter, provided that the election of the PDL designee is subject to shareholders’ approval.

Under the Royalty Contract, PDL has preemptive rights with respect to new issuances of the Company’s equity securities and securities convertible, exchangeable or exercisable into such equity securities.

During the period from the October 5, 2012 to December 4, 2016 (or the payment of the Put Price in the event PDL exercises its put option on or prior to December 4, 2016), the Company shall not, nor shall it permit any subsidiary to, declare, pay or make any dividend or distribution on any shares of the common stock or preferred stock of such entity (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of any such entity (collectively, “Restricted Payments”).

The Company was required to use a portion of the proceeds from the Royalty Contract to pay off the outstanding balance under its Loan and Security Agreement, dated September 30, 2011, with MidCap Financial SBIC, LP (“MidCap”). Upon the Closing, the Company paid off the outstanding balance and approximately $370,000 in prepayment penalty.

Guarantee and Collateral Agreement

In connection with the Royalty Contract, the Company and its wholly owned subsidiary, AxoGen Corporation (“AC”), entered into a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with PDL, pursuant to which (i) AC unconditionally and irrevocably guarantees to PDL the prompt and complete payment and performance by the Company when due of the “Secured Obligations,” which include the Company’s obligations under the Royalty Contract, and any other obligations that the Company may owe to PDL under the Royalty Contract and other transaction documents; and (ii) each of the Company and AC grants to PDL a security interest in certain collateral as specified in the Guarantee and Collateral Agreement for the prompt and complete payment and performance when due of the Secured Obligations.

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

The Company is a regenerative medicine company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, the Company has developed and licensed patented and patent-pending technologies which are used in its portfolio of products. AxoGen’s products offer a full suite of surgical nerve reconstruction solutions including Avance® Nerve Graft, which the Company believes is the only commercially available processed nerve allograft for bridging severed nerves, AxoGuard® Nerve Connector, a coaptation aid allowing for close approximation of severed nerves, and AxoGuard® Nerve Protector, a bioscaffold used to reinforce a coaptation site, wrap a partially severed nerve or isolate and protect nerve tissue.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in the third quarter of 2012 as compared to the third quarter of 2011, as a result of increased penetration into key accounts and establishing new accounts through both its direct sales force and independent distributors. AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term, even though in the near term revenue growth lags behind expense increase.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues for the three months ended September 30, 2012 increased 73.6% to approximately $1,981,000 as compared to approximately $1,141,000 for the three months ended September 30, 2011. Additionally, revenues for the nine months ended September 30, 2012 increased 61.9% to approximately $5,647,000 as compared to approximately $3,488,000 for the nine months ended September 30, 2011. These increases were principally due to increased sales penetration into key accounts and establishing new accounts as a result of expanding the Company’s sales and marketing efforts.

Gross Profit

Gross profit for the three months ended September 30, 2012 increased significantly to approximately $1,439,000 as compared to approximately $10,000 for the three months ended September 30, 2011, attributable in part to the increased revenues combined with reduced processing, travel and temporary labor costs related to manufacturing in 2012. In addition, in the third quarter of 2011 the Company took inventory write-offs aggregating approximately $828,000 which did not occur in the third quarter of 2012. Product sales mix also has an effect on gross profit. As a result of the above items, gross margin improved to 72.6% for the three months ended September 30, 2012 as compared to 0.9% for the same period in 2011.

Gross profit for the nine months ended September 30, 2012 increased 161.1% to approximately $4,163,000 as compared to approximately $1,594,000 for the nine months ended September 30, 2011, attributable to the increased revenues and reduced processing, travel and temporary labor costs related to manufacturing in 2012 and not incurring certain 2011 manufacturing start-up expenses to resume production of the Avance® Nerve Graft or the third quarter 2011 inventory write-offs described above. Product sales mix also has an effect on gross profit. As a result, gross margin also improved to 73.7% for the nine months ended September 30, 2012 as compared to 45.7% for the same period in 2011.

Costs and Expenses

Total cost and expenses increased 32.0% to approximately $3,482,000 for the three months ended September 30, 2012 as compared to approximately $2,637,000 for the three months ended September 30, 2011. These increases were primarily due to increasing sales and marketing activities and increases in salaries as AxoGen hired additional personnel to meet its growth demand. To a lesser extent, these increases were also attributable to expenses associated with being a public company and research and development costs associated with the Company’s preparation for its clinical trial and certain product pipeline activities. As a percentage of revenues, total operating expenses were 175.8% for the three months ended September 30, 2012 as compared to 231.1% for the three months ended September 30, 2011. This decrease in total costs and expenses for the third quarter of 2012 as a percentage of revenue was primarily a result of the Company’s increase in revenues outpacing the increase in expenses as compared to the third quarter 2011.

Total cost and expenses increased 48.1% to approximately $9,734,000 for the nine months ended September 30, 2012 as compared to approximately $6,574,000 for the nine months ended September 30, 2011. These increases were primarily due to increasing sales and marketing activities and increases in salaries as AxoGen hired additional personnel to meet its growth demand. Additionally, these increases were attributable to expenses associated with being a public company and research and development costs associated with the Company’s preparation for its clinical trial and certain product pipeline activities. As a percentage of revenues, total operating expenses were 172.4% for the nine months ended September 30, 2012 as compared to 188.5% for the nine months ended September 30, 2011. This decrease in total costs and expenses for 2012 as a percentage of revenue is primarily a result of the Company’s increase in revenues outpacing the increase in expenses as compared to the same period in 2011.

Sales and marketing expenses increased 53.3% to approximately $1,697,000 for the three months ended September 30, 2012 as compared to approximately $1,107,000 for the three months ended September 30, 2011. This increase was primarily due to expansion of the direct sales force and increased support for both its direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 85.7% for the three months ended September 30, 2012 as compared to 97.0% for the three months ended September 30, 2011. The lower sales and marketing expenses as a percentage of revenue were primarily a result of the Company’s increase in revenues outpacing the increase in sales and marketing costs during the third quarter of 2012 as compared to the third quarter of 2011.

Sales and marketing expenses increased 68.5% to approximately $4,908,000 for the nine months ended September 30, 2012 as compared to approximately $2,912,000 for the nine months ended September 30, 2011. This increase was primarily due to expansion of the direct sales force and increased support for both its direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 86.9% for the nine months ended September 30, 2012 as compared to 83.5% for the nine months ended September 30, 2011. Such higher sales and marketing expenses as a percentage of revenue were a result of the additional expenses associated with the expansion of the direct sales force.

General and administrative expenses increased 7.2% to approximately $1,394,000 for the three months ended September 30, 2012 as compared to approximately $1,300,000 for the three months ended September 30, 2011. As a percentage of revenues, general and administrative expenses were 70.4% for the three months ended September 30, 2012 as compared to 114.0% for the three months ended September 30, 2011. The percentage decrease was principally a result of a decrease in legal and consulting services as the company experienced higher costs in 2011 associated with the Merger, partially offset by an increase in payroll and benefits and expenses associated with being a public company in 2012.

General and administrative expenses increased 17.0% to approximately $3,773,000 for the nine months ended September 30, 2012 as compared to approximately $3,226,000 for the nine months ended September 30, 2011. This increase was principally a result of an increase in payroll and benefits as the company hired additional personnel to support its growth demand, partially offset by a decrease in legal and consulting charges as the costs associated with the Merger did not recur in 2012. As a percentage of revenues, general and administrative expenses were 66.8% for the nine months ended September 30, 2012 as compared to 92.5% for the nine months ended September 30, 2011. This decrease was principally a result of a decrease in legal and consulting services as the Company experienced higher costs in 2011 associated with its financing activity and the Merger, partially offset by an increase in payroll and benefits and expenses associated with being a public company in 2012.

Research and development expenses increased 70.0% to approximately $390,000 in the three months ended September 30, 2012 as compared to approximately $230,000 for the three months ended September 30, 2011. Research and development expenses increased 141.5% to approximately $1,054,000 in the nine months ended September 30, 2012 as compared to approximately $436,000 for the nine months ended September 30, 2011. Development includes AxoGen’s clinical efforts and substantially all of the increase in research and development expenses from 2011 to 2012 related to expenditures for such clinical activity. Because AxoGen’s products are developed for sale in their current use, it conducts limited direct research and product development, but intends to pursue new products and new applications for existing products in the future that are expected to result in increased spending.

Other Income and Expenses

Interest expense decreased 54.3% to approximately $145,000 for the three months ended September 30, 2012 as compared to approximately $318,000 for the three months ended September 30, 2011. Interest expense decreased 58.5% to approximately $396,000 for the nine months ended September 30, 2012 as compared to approximately $954,000 for the nine months ended September 30, 2011. These decreases were primarily due to the interest accrued that was related to the 2010 Convertible Debt (see Note 7 to the audited Consolidated Financial Statements included in AxoGen’s Annual Report on Form 10-K for the year ended December 31, 2011) and the increase in the stated interest rate during 2011 pursuant to the amendment to AxoGen’s Loan and Security Agreement originally entered into in April 2008.

Interest expense – deferred financing costs decreased to approximately $60,000 for the three months ended September 30, 2012, as compared to $169,000 for the three months ended September 30, 2011. This decrease was the result of the amortization of the financing fees associated with the current debt decreasing as compared the prior year’s amortization due to the extinguishment of the previous debt and write off of the remaining unamortized fees. Interest expense – deferred financing costs decreased to approximately $155,000 for the nine months ended September 30, 2012, as compared to approximately $1,200,000 for the nine months ended September 30, 2011. This decrease is primarily due to certain deferred financing costs associated with warrants issued as consideration for several amendments executed during 2010 related to the Loan and Security agreement originally entered into in April 2008 becoming fully amortized by March 31, 2011. The warrants were forfeited upon completion of the Merger on September 30, 2011.

Also due to forfeiture of the warrants, there were no gain in fair value of warrant liability for the three month and nine month periods ended September 30, 2012, respectively as compared to approximately $0 and $62,000 for the three month and nine month periods ended September 30, 2011, respectively.

Income Taxes

Income tax benefit of approximately $736,000 for the three months and nine months ended September 30, 2012 was the result of the Company’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds. The entire amount of the approximately $736,000 tax refund has been received. The Company does not believe there are any additional tax refund opportunities currently available.

The Company had no income tax expense or income tax benefit for the three months and nine months ended September 30, 2011 due to incurrence of net operating losses.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Long-Term Debt

On September 30, 2011, the Company, entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto. The Loan and Security Agreement was subsequently amended on May 14 and August 14, 2012 (the Loan and Security Agreement, as amended, the “MidCap Loan”). The MidCap Loan has a principal amount of $5.0 million and a term of 42 months, and is subject to prepayment penalties. Under this agreement, AxoGen is required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate is 9.9% per annum, and interest is computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The MidCap Loan contains customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen financial statements, maintain appropriate levels of insurance and protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, changes in its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue, as defined in the agreement, or maintain a cash balance not less than 80% of the loan principal amount.

The MidCap Loan is secured by all of AxoGen’s assets. The Lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share.

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. Proceeds from the PDL transaction where used to fully repay the MidCap Loan and extinguish AxoGen’s obligations thereunder.

On August 14, 2012, the Company entered into the Interim Royalty Contract with PDL, pursuant to which PDL paid the Company $1,750,000 in exchange for the purchase of specified “Acquired Revenues,” from the Company in an amount equal to the following: (i) during the period from August 1, 2012 to December 31, 2012, 3% of the Company’s Net Revenues per month, and (ii) during the period from January 1, 2013 to August 31, 2014, the greater of 5% of the Company’s Net Revenues or $112,257 per month. On October 5, 2012, AxoGen entered into the Royalty Contract with PDL that, among other things, resulted in the termination of the Interim Royalty Contract.

The Company had no material commitments for capital expenditures at September 30, 2012 or 2011.

On October 5, 2012, the Company entered into the Royalty Contract with PDL, pursuant to which the Company sold to PDL the right to receive specified royalties on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of the Company’s products Avance®Nerve Graft, AXOGUARD®Nerve Protector and AXOGUARD®Nerve Connector (the “Acquired Revenues”). The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive a royalty payment based on a high single digit royalty rate of the Company’s Net Revenues (the “Assigned Interests”), subject to certain agreed upon minimum payment requirements beginning in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to the Interim Royalty Contract). Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests. Proceeds from the PDL transaction where used to fully repay the MidCap Loan and extinguish AxoGen’s obligations thereunder.

Cash Flow Information

AxoGen had working capital of approximately $4,435,000 and a current ratio of 2.18 at September 30, 2012, as compared to working capital of $8,863,000 and a current ratio of 5.39 at December 31, 2011. The decrease in working capital and the current ratio at September 30, 2012 as compared to December 31, 2011 was primarily due to the use of working capital for operations in excess of revenues. AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, cost of products and acquisition and/or development of new products.

On August 14, 2012, the Company entered into the “Interim Royalty Contract with PDL. See the description of the Interim Royalty Contract under “—Long Term Debt” above.

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. See the description of the Royalty Contract under “—Long Term Debt” above.

The Company currently has sufficient capital to maintain its operations for more than 12 months. If future capital is necessary, the Company may raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that if necessary, AxoGen will be able to secure additional funding on terms acceptable to it, or at all. Should additional capital not become available to AxoGen if needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying certain regulatory activities or reducing headcount.

During the nine months ended September 30, 2012, the Company had a net decrease in cash and cash equivalents of approximately $3,746,000 as compared to a net increase of cash and cash equivalents of approximately $8,726,000 in the nine months ended September 30, 2011. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $5,288,000 of cash for operating activities in the nine months ended September 30, 2012, as compared to using approximately $4,891,000 of cash for operating activities in the nine months ended September 30, 2011. This increase in cash used in operating activities is primarily attributed to the net loss generated in the nine months ended September 30, 2012, along with an increase in our accounts receivable and inventory, partially offset by a decrease in accounts payable and accured expenses.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2012 used approximately $120,000 of cash as compared to providing approximately $7,148,000 of cash in the nine months ended September 30, 2011. This use of cash is principally attributable to the purchase of certain fixed and intangible assets.

Cash provided by financing activities

Financing activities in the nine months ended September 30, 2012 provided approximately $1,662,000 of cash as compared to providing approximately $6,469,000 of cash in the nine months ended September 30, 2011. The Company received proceeds from the Interim Royalty Contract of $1.75 million, which was partially offset by debt issuance costs of $118,476. In the nine months ended September 30, 2011, the Company received proceeds from the issuance of long-term debt of $3.0 million.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company chose not to adopt this ASU early and does not believe adoption will have a material effect on its financial condition and results of operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and concluded that our disclosure controls and procedures were effective

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

The Company is not a party to any material litigation as of September  30, 2012.

ITEM 1A – RISK FACTORS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

10.1	Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc.

10.2	Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP.

10.3	First Amendment to Loan and Security Agreement dated August 14, 2012, by and between AxoGen, Inc. and Midcap Financial SBIC, LP.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB††	XBRL Extension Labels Linkbase.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated November 7, 2012	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory G. Freitag
Gregory G. Freitag
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

10.1	Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc.

10.2	Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP.

10.3	First Amendment to Loan and Security Agreement dated August 14, 2012, by and between AxoGen, Inc. and Midcap Financial SBIC, LP.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB††	XBRL Extension Labels Linkbase.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.