Form 10-K
period 2012-12-31
AxoGen, Inc.
filed 2013-03-12
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $29,987,223 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.

The number of shares outstanding of the registrant’s Common Stock as of March 11, 2013 was 11,127,869 shares.

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

PART I

ITEM 1. BUSINESS

General

The Company is a leading regenerative medicine company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, the Company has developed and licensed patented and patent pending technologies. The Company’s innovative approach to regenerative medicine has resulted in first-in-class products that will define their product categories. AxoGen’s products offer a full suite of surgical nerve reconstruction solutions including Avance® Nerve Graft, the only commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa ExtraCellular Matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce coaptation sites while preventing soft tissue attachments.

AxoGen’s products are used by surgeons during surgical interventions to repair a wide variety of traumatic nerve injuries ranging from a simple laceration of a finger to a complex brachial plexus case. The Avance® Nerve Graft, unlike hollow-tube conduits, provides surgeons with the essential three-dimensional structure of a natural nerve for bridging nerve discontinuities without the complication, expense and morbidity of harvesting peripheral nerve from the patient (nerve autograft). Additionally, the Avance® Nerve Graft has product and sales synergies with the AxoGuard® Nerve Protector and AxoGuard® Nerve Connector. AxoGuard® products provide the unique features of pliability, suturability, and translucence for visualization of the underlying nerve, while also allowing the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the nerve epineurium.

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

The primary driver of sustained growth in the regenerative medical product market is continued favorable efficacy as compared to autograft and synthetic medical products, and a wider understanding of this advantage by practitioners. Repair with nerve autograft requires a secondary recovery procedure to remove tissue from another location of the body to repair the injured area and can result in loss of function at the site of donation. Nerve autograft may also be costly and time consuming and may result in complications such as infection. In addition to nerve allograft (Avance® Nerve Graft), alternatives to nerve autograft include hollow-tube synthetic or collagen-based medical products that are designed to provide some restoration of function but may be limited by biocompatibility with the body or manufacturing technologies and capabilities. Regenerative medical products often provide more desirable conditions for reconstruction and regeneration of tissue, creating a superior solution for patients and physicians. AxoGen follows this trend, providing regenerative medical products for peripheral nerve reconstruction.

Regenerative medicine products typically consist of:

i.	A scaffold or ECM to support the cells and/or provide the architecture of the tissue: and/or

ii.	Cells to regenerate or recellularize the scaffold.

AxoGen provides a simple solution for the reconstruction of peripheral nerves; its products are scaffolds, and the patients’ own body provides the cells to regenerate or recellularize these scaffolds.

Peripheral Nerves and Their Regeneration

The peripheral nervous system, or PNS, consists of nerves that either extend outside of, or reside outside of, the central nervous system (the brain and spinal cord). Peripheral nerves provide the pathway for signals between the central nervous system and target organs, regulating movement (motor nerves) and touch (sensory nerves). Therefore, if a peripheral nerve is crushed, severed, or otherwise damaged, its ability to deliver signals to the target organs is eliminated, or significantly reduced, and could result in a loss of sensation and/or functionality. The axon portion of the nerve cell, consisting of cell cytoplasm and resembling a hair-like fiber, carries signals from the cell body to the target organ. Axons can be quite long, even exceeding one meter, but are only a few micrometers in diameter. A typical nerve consists of hundreds of axons that lie within long, thin tubes (basal lamina tubes). Analogous to a fiber-optic cable, these basal lamina tubes are bundled together in groups called fascicles, and each nerve may contain numerous fascicles. This sheath structure provides protection for the axons and support for regeneration in the event of injury. Nerve injury occurs when a sufficient number of axons have been crushed or transected (severed), thereby disrupting signals to the target motor or sensory organ.

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

Peripheral Nerve Regeneration Market Overview

Everyday patients suffer traumatic wounds to peripheral nerves severe enough to require surgical treatment, including injuries from motor vehicle accidents, collisions, gun wounds, dislocations, fractures, lacerations, or other forms of penetrating trauma. Specifically, military service men and women may suffer severe wounds from explosions and other military-related injuries. The peripheral nerves commonly injured from these traumas include the digital, median, ulnar, radial, facial, spinal accessory and brachial plexus nerves. Based upon epidemiological studies regarding the number of trauma patients and incidence of peripheral nerve injury in the population, , each year in the U.S. more than 1.3 million people suffer traumatic injuries to peripheral nerves resulting in at least 400,000 nerve repair procedures in the U.S. annually. (“Health”, United States, 2011, Publication of US Department of Health & Human Services; Noble, et al. J of Trauma Injury Infection and Critical Care 1998).

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

In the cases where a nerve is severed, if the gap between the two ends of the nerve is extremely small, the surgeon can reconnect the nerve without tension through direct suturing. Because a tension-free repair is important, when the gap is more than a few millimeters in length, the surgeon typically needs to bridge the gap between the nerve ends. Historically, to repair a severed nerve gap, surgeons have relied on an autotransplantation (autologous grafting or autograft). In autograft procedures, surgeons remove nerve from another part of the patient’s body, frequently from the back of the lower leg, to repair the damaged nerve. Autografting is often effective in repairing a damaged peripheral nerve, but it presents a tradeoff — fix the damaged nerve while creating a nerve deficit. For example, a patient may opt to get movement and feeling back in their finger while losing some sensation in their foot. Additionally, the secondary surgery to obtain the needed autograft also increases operating time, and thus medical expenses, and increases the risk of surgical infection and other complications. In the case of extreme trauma where multiple nerves need to be repaired, it may not be possible to recover enough nerve from the patient to complete the repair.

Drawbacks of repair with autograft eventually led to the development of hollow-tube conduits, or hollow-tube nerve cuffs, for peripheral nerve repair made of, for instance, bovine collagen or polyglycolic acid. The nerve cuff is typically an absorbable hollow tube that, unlike natural nerve, does not have basal lamina tubes to support regenerating axons; as a result, it is deficient in the qualities that natural nerve possesses to support nerve regeneration. Hollow-tube conduits may also lack pliability and structural integrity needed when used around joints and may be difficult to use in a confined space. Additionally, hollow-tube conduits do not provide familiar handling characteristics to the surgeon and in some instances are contraindicated for use in infected wound beds. Clinical data has demonstrated that conduits are most effective only when used in very short gaps and the reliability of successful nerve recovery diminishes as gap length increases. However, with surgeons seeking alternatives to autografts, the annual number of procedures using hollow-tube conduits has grown. AxoGen believes this demand has resulted in hollow-tube conduits being used for gap lengths where their likelihood of effectiveness is greatly diminished.

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

AxoGen’s Product Portfolio

Overview of AxoGen’s Products

AxoGen’s proprietary products and technologies are designed to overcome fundamental challenges in nerve repair. AxoGen’s Avance® Nerve Graft is the alternative to autografts for nerve gaps up to 70mm in length. AxoGuard® Nerve Connector is the surgical solution for nerve gaps of less than 5mm in length, or where surgeons wish to provide additional protection to suture sites when autograft or Avance® Nerve Graft are used. AxoGuard® Nerve Protector completes the product portfolio by allowing a protective wrap in cases of nerves damaged by compression, or where the surgeon wants to protect and isolate the nerve during the healing process after surgery. This product portfolio, depicted below, provides surgeons off-the-shelf solutions for a wide variety of peripheral nerve injuries.

The following table provides a summary of certain peripheral nerve injuries for which AxoGen products are used:

Avance® Nerve Graft

Avance® Nerve Graft is intended for the surgical repair of peripheral nerve discontinuities (a gap created when the nerve is severed) to support regeneration across defects of 5mm to 70mm in length. It is intended to act as a bridge in order to guide and structurally support axonal regeneration across a nerve gap caused by traumatic injury or surgical intervention. Avance® Nerve Graft is decellularized and sterile extracellular matrix (ECM) processed from human peripheral nerve tissue. AxoGen developed the Avance® Nerve Graft by following the guiding principle that the human body created the optimal nerve structure. AxoGen, through its licensing efforts and research, developed a proprietary method for processing recovered human peripheral nerve tissue in a manner that preserves the essential structure of the ECM while cleansing away cellular and noncellular debris. Avance® Nerve Graft provides the natural nerve structure of an autograft and the ease and availability of an off-the-shelf product. AxoGen believes that Avance® Nerve Graft is the first and only commercially available allograft nerve for bridging nerve discontinuities. The Avance® Nerve Graft is comprised of bundles of small diameter endoneurial tubes that are held together by an outer sheath called the epineurium. Avance® Nerve Graft has been processed to remove cellular and noncellular factors such as cells, fat, blood, axonal debris and chondroitin sulfate proteoglycans, (“CSPG”), while preserving the three-dimensional scaffold, basal lamina tubular structure, epineurium and microvasculature of the peripheral nerve. After processing, Avance® Nerve Graft is flexible and pliable, and its epineurium can be sutured in place allowing for tension-free approximation of the proximal and distal peripheral nerve stumps. The design results in a product that has clean and clear pathways for the regenerating axons to grow through. During the healing process, the body revascularizes and gradually remodels the graft into the patient’s own tissue while allowing the processed nerve allograft to physically support axonal regeneration across the nerve discontinuity.

Avance® Nerve Graft provides the natural nerve structure of an autograft and the ease and availability of an off-the-shelf product. AxoGen believes that Avance® Nerve Graft is the only commercially available processed nerve allograft for bridging nerve discontinuities.

With lengths up to 70 mm and diameters up to 5 mm, the Avance® Nerve Graft allows surgeons to choose the correct length for the relevant nerve gap for repairs up to 70 mm, as well as to match the diameter to the proximal and distal end of the severed nerve. The Avance® Nerve Graft is stored frozen and utilizes packaging that maintains the graft in a sterile condition. The packaging is typical for medical products so the surgical staff is familiar with opening the package for transfer of the Avance® Nerve Graft into the sterile surgical field. Such packaging also provides protection during shipment and storage and a reservoir for the addition of sterile fluid to aid in thawing the product. The Avance® Nerve Graft thaws in less than 10 minutes, and once thawed, it is ready for implantation.

The Avance® Nerve Graft provides the following key advantages:

•	Provides a three-dimensional bioscaffold for bridging a nerve gap;

•	No patient donor-nerve surgery, therefore no loss of donor nerve function;

•	Available in a variety of diameters, 1-2 mm to 4-5mm, to meet a range of anatomical needs

•	Available in a variety of lengths, 15mm to 70mm, to meet a range of gap lengths,

•	Decellularized and cleansed extracellular matrix that remodels into patient’s own tissue;

•	Structurally supports the body’s own regeneration process;

•	Handles similar to an autograft, and is flexible and pliable;

•	Alleviates tension at the repair site;

•	Three year shelf life; and

•	Supplied sterile.

AxoGuard® Nerve Connector

AxoGuard® Nerve Connector is a porcine submucosa ECM coaptation aid for tensionless repair of severed nerves. AxoGuard® Nerve Connector is a tubular, multilaminar extracellular matrix with an open lumen where the severed nerve ends are placed. Typically, the AxoGuard® Nerve Connector is used to align and connect nerves with less than a 5mm gap between the severed nerve ends. The AxoGuard® Nerve Connector material allows the body’s natural healing process to repair the nerve by isolating and protecting it during the healing process. The patient’s own cells incorporate into the extracellular matrix to remodel and form a tissue similar to the nerve epineurium. AxoGuard® Nerve Connector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

AxoGuard® Nerve Connector can be used to:

•	Bridge gaps up to 5 mm;

•	Aid coaptation in direct repair, grafting, or cable grafting repairs; and

•	Reinforce the coaptation site.

AxoGuard® Nerve Connector has the following advantages:

•	Only porcine submucosa extra-cellular matrix coaptation product to bridge gaps up to 5 mm;

•	Alleviates tension at the repair site;

•	Reduces the number of required sutures (versus direct repair);

•	Moves location of sutures away from the coaptation face;

•	Reduces potential for fascicular mismatch;

•	Allows visualization of underlying nerve;

•	Strong and flexible, easy to suture; and

•	Stored at room temperature with an 18 month shelf life.

AxoGuard® Nerve Protector

The AxoGuard® Nerve Protector is a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce coaptation sites while preventing soft tissue attachments surgical implant that provides protection for peripheral nerves. It is designed to protect and isolate the nerve during the healing process after surgery. AxoGuard® is a multilaminar extracellular matrix that separates and protects the nerve from the surrounding tissues during the healing process. The patient’s own cells incorporate into the extracellular matrix to remodel and form a tissue similar to the nerve epineurium. AxoGuard® Nerve Protector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

AxoGuard® Nerve Protector can be used to:

•	Wrap injured nerves;

•	Minimize risk of entrapment in compressed nerves;

•	Protect partially severed nerves;

•	Protect nerves in a traumatized wound bed; and

•	Reinforce a coaptation site.

AxoGuard® Nerve Protector has the following advantages:

•	Only porcine submucosa bioscaffold used to reinforce a coaptation site, wrap a partially severed nerve or protect nerve tissue;

•	Isolates and protects the nerve in a traumatized wound bed;

•	Easily conforms and wraps the injured nerve;

•	Minimizes the potential for soft tissue attachments and nerve entrapment by physically isolating the nerve during the healing process;

•	Allows nerve gliding;

•	Strong and flexible, plus easy to suture;

•	Stored at room temperature with an 18 month shelf life.

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

Avance® Nerve Graft Tissue Recovery and Processing

AxoGen partners with FDA registered tissue establishments and AATB accredited recovery agencies or recovery agencies in compliance with AATB standards to recover human peripheral nerve tissue for Avance® Nerve Graft processing. After consent for donation is obtained, donations are screened and tested in detail for safety in compliance with the federal regulations and AATB standards on communicable disease transmission. AxoGen processes and packages Avance® Nerve Graft using its employees and equipment located at LifeNet Health, Virginia Beach, Virginia, an FDA registered tissue establishment, from the donated nerve tissue. Under the agreement with LifeNet Health, AxoGen pays LifeNet Health a facility fee. Either party may terminate the agreement with six months’ written notice. The LifeNet Health facility provides a cost effective, quality controlled and licensed facility, however, AxoGen could reproduce a manufacturing space that would meet its needs if it no longer continued its relationship with LifeNet. AxoGen’s processing methods and process controls have been developed and validated to ensure product uniformity and quality.

Avance® Nerve Graft Packaging

After processing, each Avance® Nerve Graft is visually inspected and organized by size (length and diameter) into finished product codes. It is then packaged in individual medical grade clamshells and primary packaging. The outer pouch is the primary sterility and moisture barrier. The packaging operation is performed in a controlled environment at LifeNet Health.

Avance® Nerve Graft Sterilization and Labeling

After being processed and packaged, Avance® Nerve Graft is then irradiated and returned to AxoGen’s headquarters in Alachua, Florida. There, the product receives its final labels and is released following a final stringent technical and quality review. Orders for Avance® Nerve Graft are placed with AxoGen’s customer care team and product is shipped from the distribution facilities.

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

Manufacturing for the AxoGuard® Product Line

AxoGuard® is manufactured by Cook Biotech Incorporated, West Lafayette, Indiana (“Cook Biotech”), which was established in 1995 to develop and manufacture tissue grafts utilizing porcine extracellular matrix technology. AxoGen decided to expand its portfolio of products and felt that the unique ECM material offered by Cook Biotech provided the combination of properties needed in nerve reconstruction; Cook Biotech’s ECM material is pliable, suturable, translucent and allows the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the nerve’s epineurium. In August 2008, Cook Biotech entered into an agreement with AxoGen to distribute its product worldwide in the field of peripheral nerve repair, and the parties subsequently amended the agreement in March, 2012. The agreement has an initial seven-year term from the date of the original agreement and following such initial term, the agreement automatically renews for an additional seven (7) year period provided that the parties agree to meet at least ninety (90) days before the end of such initial term to review whether the purchase price of the products obtained from Cook Biotech need to be adjusted and reasonably agree to such adjustment in writing, where such agreement shall not be unreasonably withheld. The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforce such provision, and establishes a formula for the transfer cost of the AxoGuard® products. Under the agreement, AxoGen provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.

Sales and Marketing

Overview

The AxoGen portfolio of nerve repair solutions offers a full range of products for all surgical peripheral nerve reconstruction needs. AxoGen is focused on the developing market of peripheral nerve reconstruction and regeneration and is committed to improving awareness of new peripheral nerve reconstruction options, as well as building additional scientific and clinical data to assist surgeons and patients in making informed choices. AxoGen believes this approach will solidify its position as a leader in the field of products for peripheral nerve injuries. The following provides the key elements of AxoGen’s sales and marketing strategy.

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

Expand Clinical and Scientific Data Regarding the Performance of AxoGen Products

Data will be a mainstay of AxoGen’s marketing strategy. AxoGen will continue to accept patients in its RANGER® clinical study (defined below in “Government Regulations”), a utilization registry of Avance® Nerve Graft. A multicenter prospective randomized comparative pilot study of hollow tube conduits and Avance® Nerve Graft is in process. A case series in digital nerve repair has already been published and other studies have been completed. Case series in brachial plexus, military trauma, prostate cancer neurotization of breast reconstruction and compressive neuropathy are also being developed. AxoGen also supports outside research and will continue to work with investigators working on grants with a translational focus.

Expand the AxoGen Sales Team for National Coverage

AxoGen provides full sales and distribution services through both a direct sales force and a team of independent distributors. AxoGen provides support and resources for independent distributors and is increasing its direct sales force in selected territories. AxoGen provides products to hospitals, surgery centers and military hospitals, calling on plastic reconstructive surgeons and orthopedic and plastic hand surgeons to review the benefits of the AxoGen products. While surgeons make the decision to implant the products in appropriate patients, hospitals make the decision to buy the products from AxoGen. In today’s budget constrained environment, hospital committees review new technologies for cost effectiveness as well as quality. AxoGen believes that it has been successful in meeting the needs of these hospital committees by demonstrating the cost/benefit of its products and providing a fair value to the hospital.

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

Avance® Nerve Graft Performance

AxoGen has worked with leading institutions, researchers and surgeons to support innovation in the field of peripheral nerve reconstruction. To date, AxoGen’s RANGER® study (defined below in “Government Regulations”) is the largest multi-center clinical study conducted in peripheral nerve gap repair. AxoGen’s RECON study will also continue AxoGen’s clinical work, providing a new multi-center, prospective, randomized, clinical study on the Avance® Nerve Graft. The January, 2012 edition of Microsurgery and November 2012 edition of The Journal of Hand Surgery each contain an article summarizing the RANGER® study results. To date the use of Avance®, Nerve Graft has been associated with meaningful motor and sensory recovery ranging from 80% to 86% in nerve discontinuities between 5 and 50 mm in the upper extremity. Additionally no implant related adverse events have been reported. (Brooks, D. N., Weber, R. V., Chao, J. D., Rinker, B. D., Zoldos, J., Robichaux, M. R., Ruggeri, S. B., Anderson, K. A., Bonatz, E. E., Wisotsky, S. M., Cho, M. S., Wilson, C., Cooper, E. O., Ingari, J. V., Safa, B., Parrett, B. M. and Buncke, G. M. (2012), Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 32: 1–14. doi: 10.1002/micr.20975 and Cho, et al. 2012, J Hand Surg Am 37(11):2340-9). A meta-analysis of available clinical outcomes data from published papers on the leading synthetic collagen conduit showed meaningful improvement in only 53% of cases bridging a gap in the nerve.

International Opportunity for Product Sales

AxoGen currently focuses on the U.S. market, with additional Avance® Nerve Graft foreign sales in Canada, Italy, Austria and Switzerland. The need for reconstruction of injured nerves is a global issue. Through its foreign sales, AxoGen has shown the capability to take its current product offering into new geographical markets. AxoGen does not currently have EU-wide approval for the Avance® Nerve Graft or the AxoGuard® products, but has a regulatory strategy for Europe and certain other international regions.

Research and Development

AxoGen believes it provides the most extensive product portfolio for peripheral nerve repair available. Our current development focus is to expand clinical data in both traumatic nerve repair and other surgical applications. Additional product line extensions of the Avance® and AxoGuard® products may be developed. AxoGen’s current intention is to spend limited direct resources on extensive research into new unmet peripheral nerve needs. AxoGen does, however, work with academic intuitions in the expansion of treatments for peripheral nerve. For the years ended December 31, 2012 and 2011, AxoGen spent $1,427,211, and $697,355, respectively, on research and development expenses.

Competition

The medical device and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. As such, AxoGen cannot predict what products may be offered in the future that may compete with AxoGen’s products. Currently, AxoGen competes primarily against autograft and hollow-tube conduits based on product features and performance, price, surgical application, ease of use and healthcare provider education. AxoGen’s major competitors for off-the-shelf repair option in hollow-tube conduits are the following companies:

•	Integra LifeSciences Holding Corporation (NASDAQ: IART) (“Integra”). Integra offers NeuraGen®, a hollow bovine collagen conduit and NeuraWrapTM, a nerve repair conduit also made from bovine collagen;

•	Baxter International, Inc. (NYSE: BAX) (“Baxter”). Baxter acquired Synovis that offered the Neurotube, which is a hollow conduit comprised of polyglycolic acid; and

•	Stryker Corporation (NYSE: SYK), (“Stryker”). Stryker offers the NeuroMatrix and Neuroflex products, both of which are hollow conduits derived from bovine collagen.

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

AxoGen believes any current or future competitors face the following important barriers to entry as it relates to the market for its products. AxoGen’s intellectual property, and that of its partners, including patents and patents-pending, is believed to be an important barrier. Additionally, AxoGen has developed knowledge and experience in understanding and meeting FDA regulatory requirements for Avance® Nerve Graft, including having made a substantial investment in validating, testing for, and meeting and preparing a submission for a FDA Biologics License Application (“BLA”) requirements. However, due to its limited resources, its smaller size and its relatively early stage, AxoGen believes it may face competitive challenges and barriers that are difficult to overcome and could negatively impact its growth.

Intellectual Property

Overview

AxoGen relies on a combination of patent, trademark, trade secret, and copyright, as well as other intellectual property (“IP”) laws, to protect IP rights. In addition, AxoGen utilizes license, non-disclosure, and assignment agreements to protect these IP rights. Specifically, AxoGen requires vendors, contract organizations, consultants, advisors and employees to execute nondisclosure agreements. AxoGen also requires consultants, advisors and employees who develop IP to assign to AxoGen any of their rights to all IP conceived in connection with their relationship with AxoGen.

License Agreements

AxoGen has entered into license agreements with University of Florida Research Foundation (the “UFRF”) and the University of Texas at Austin (“UTA”). Under the terms of these license agreements, AxoGen has exclusive worldwide licenses for the underlying technologies used by AxoGen in repairing and regenerating nerves. The license agreements include both the right to issued patents and patents pending in the U.S. and international markets. The effective term of the license agreements extends through the term of the related patents In the event of default, licensors may also terminate an agreement (after written notice) if AxoGen fails to cure a breach. The license agreements contain the following key terms:

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

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, medical technology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. AxoGen intends to seek patent protection for appropriate proprietary technologies by filing patent applications when possible in the U.S. and selected other jurisdictions. AxoGen’s policy is to seek patent protection for the inventions that it considers important to the development of its business. AxoGen also intends to use its scientific expertise to pursue and file patent applications on new developments with respect to uses, methods, and compositions to enhance its intellectual property (“IP”) position in the areas that are important to the development of its business.

Finally, AxoGen continues to hold IP, including patents, related to LecTec’s original hydrogel patch technology and hand sanitizer patch. AxoGen has not been able to monetize the IP regarding the hand sanitizer patch and issues regarding the enforceability of such IP has resulted in AxoGen determining that it has no future value. AxoGen continues to take all action necessary to maintain relevant patents licensed to Novartis Consumer Health, Inc., however, Novartis has discontinued sale of products related to the license in certain countries and as such AxoGen has determined that the value of the Novartis license has been impaired.

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

The BLA application and commercial distribution of the Avance® Nerve Graft, if approved, will require a potentially substantial user fee payment to the FDA, although certain exemptions, waivers and discounts of the user fees may apply, including certain waivers or discounts for small businesses. AxoGen has continued to communicate with CBER since the acceptance of the transition plan on clinical trial design and Chemistry, Manufacturing, and Controls (“CMC”) and continues to move with diligence toward the completion of the BLA. A Special Protocol Assessment has been submitted, reviewed and approved by CBER. In compliance with the transition plan established by the FDA, AxoGen is able to continue to distribute the Avance® Nerve Graft.

FDA — General

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

FDA’s Premarket Clearance and Approval Requirements — Medical Devices

Unless an exemption applies, each medical device distributed commercially in the U.S. requires either prior 510(k) clearance or approval of a PMA from the FDA. Medical devices are classified into one of three classes — Class I, Class II, or Class III — depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Medical devices deemed to pose lower risks are generally placed in either Class I or II. Pre-market review and clearance by the FDA for Class I and II medical devices is accomplished through the 510(k) pre-market notification procedure, unless the device is exempt. Most Class I medical devices are exempt from the 510(k) premarket notification requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are generally placed in Class III. Class III devices requiring an approved PMA to be marketed are devices that were regulated as new drugs prior to May 28, 1976 (transitional devices), devices not found substantially equivalent to a predicate device, and Class III pre-amendment devices that by regulation require pre-market approval. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction, the safety and effectiveness of the device.

FDA’s Premarket Clearance and Approval Requirements — Biologic Products

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

Future FDA inspections may identify compliance issues at AxoGen’s facilities or at the facilities of its contract manufacturers that may disrupt production or distribution, or require substantial resources to correct and prevent recurrence of any deficiencies. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Finally, new government requirements, including those resulting from new legislation, may be established that could delay or prevent regulatory approval of AxoGen products that are currently under development or regulatory activity.

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

Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population (e.g., a hundred to several thousand). Phase 3 clinical trials usually involve comparison with placebo, standard treatments or other comparators. Usually at least one well-controlled large Phase 3 or pivotal clinical trial demonstrating safety and efficacy is required to support a BLA. These trials are intended to establish the overall risk-benefit profile of the product and provide an adequate basis for physician labeling. Phase 3 trials are usually larger, more time consuming, complex and costly than Phase 1 and Phase 2 clinical trials. FDA regulators may accept a single study for the Avance® Nerve Graft on a smaller number of patients than would typically be required for pharmaceutical products in general, provided the data are sufficiently robust. Phase 1, Phase 2 and Phase 3 clinical testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or AxoGen may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk, have experienced a serious and unexpected adverse event, or that continued use in an investigational setting may be unethical. Similarly, an IRB can suspend or terminate approval of research if the research is not being conducted in accordance with the IRB’s requirements or if the research has been associated with unexpected serious harm to patients.

Investigational New Drug (IND) Application

For a biologic product, an IND must be submitted prior to the initiation of the clinical study. The IND application must contain information in three broad areas:

•

Animal Pharmacology and Toxicology Studies — Preclinical data to permit an assessment as to whether the product is reasonably safe for initial testing in humans. Also included are any previous experiences with the product in humans (often foreign use).

•

Manufacturing Information — Information pertaining to the composition, manufacturer, stability, and controls used for manufacturing of the drug substance and the drug product. This information is assessed to ensure that the company can adequately produce and supply consistent batches of the drug.

•

Clinical Protocols and Investigator Information — Detailed protocols for proposed clinical studies to assess whether the initial-phase trials will expose subjects to unnecessary risks. Also, information on the qualifications of clinical investigators — professionals (generally physicians) who oversee the administration of the experimental compound — to assess whether they are qualified to fulfill their clinical trial duties. Finally, commitments to obtain informed consent from the research subjects, to obtain review of the study by an IRB, and to adhere to the investigational new drug regulations.

Once the IND is submitted, the sponsor must wait 30 calendar days before initiating any clinical trials. During this time, FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk.

AxoGen Clinical Trials

AxoGen is currently performing three clinical studies to gather data on the Avance® Nerve Graft. The studies are “A Multicenter Retrospective Study of Avance® Nerve Graft Utilization, Evaluations and Outcomes in Peripheral Nerve Injury Repair (“RANGER®”)”, “A Multicenter, Prospective, Randomized, Comparative Study of Hollow Nerve Conduit and Avance® Nerve Graft Evaluation Recovery Outcomes of the Nerve Repair in the Hand (“CHANGE”)” and a pilot study to evaluate the use of Avance® Nerve Graft in the reconstruction of nerves following prostatectomy. AxoGen intends to continue to enroll patients in RANGER® over the next several years. The CHANGE study is being run as a pilot comparative study and enrollment is now completed.

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

•

whether there are legal, business, or other relationships between the supporting manufacturer and provider or its employees that could permit the supporting manufacturer to exert influence over the content of the program

•

whether the individuals employed by the provider and involved in designing or conducting the educational activities are also involved in advising or assisting the company with respect to sales or marketing; and

•

whether the information about the company’s products is further disseminated after the initial program, by or at the direction of the company, other than in response to an unsolicited request or through an independent provider.

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

There are restrictions under U.S. law on the export from the U.S. of medical devices and biologic product that cannot be legally distributed in the U.S. If a Class I or Class II medical device does not have 510(k) clearance, and the manufacturer reasonably believes that the device could obtain 510(k) clearance in the U.S., then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval, if the device is not sold or offered for sale in the U.S., is labeled for export only and satisfies certain criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported, known as Importing Country Criteria. An unapproved Class III medical device can be exported if it complies with the criteria discussed above for devices that could obtain 510(k) clearance, meets certain other quality and labeling requirements, and has a valid marketing authorization from one of a list of countries listed in the Federal Food, Drug, and Cosmetic Act. If an unapproved Class III medical device does not have a valid marketing authorization from one of the listed countries, an export permit from the FDA is required in order to export it. An unapproved biologic product can be exported without submitting an export request to FDA if the product has received a marketing authorization in one of a list of countries listed in the FD&C Act and it meets applicable requirements of the FD&C Act and the laws of the country to which it is exported. An investigational biologic product may also be exported under an IND if a listed investigator is in a foreign country and certain requirements specified in FDA’s regulations are met. AxoGen currently complies with applicable regulations when exporting its products and intends to continue such compliance in the event there are any regulatory changes regarding its products in the United States.

The primary regulatory body in Europe is that of the European Union (EU), which has adopted numerous directives and promulgated voluntary standards regulating the design, manufacture and labeling of, and clinical trials and adverse event reporting for, medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the EU and other countries that comply with or mirror these directives. The method for assessing conformity varies depending on the type and class of the product, but normally involves an assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. AxoGen has prepared the Quality System and is ready for an assessment by the International Organization for Standardization, (ISO) 13485:2003 Quality Management System. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking.

Tissue products are not currently regulated under the CE Mark

Although some standards of harmonization exist, each country in which AxoGen conducts business has its own specific regulatory requirements. AxoGen procures and processes its tissue products in the U.S., and markets in the U.S., Canada, Switzerland, Austria and Italy under compliance with the individual country regulations. These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. While AxoGen believes that it is in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not negatively impact AxoGen’s operations.

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

LecTec Corporation Merger

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

PDL BioPharma, Inc. Revenue Interests Purchase Agreement

General

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive specified royalties on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and

AxoGuard® Nerve Protector. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments based on a high single digit royalty rate of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements which begin in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.

Put Option

Under the Royalty Contract, on October 5, 2016, or in the event of the occurrence of a material adverse event or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the “Put Price.” The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by the Company, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) the Company owed to PDL.

Change of Control; Call Option

In addition, in the event of a “Change of Control” (as defined in the Royalty Contract), the Company must repurchase the assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by the Company, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) the Company owed to PDL. In addition, at any time after October 5, 2016, the Company, at its option, can call the Royalty Contract for a price equal to the Change of Control Price.

Board Designee

Under the Royalty Contract, during the term of the Royalty Contract, PDL is entitled to designate, and AxoGen shall appoint an individual designated by PDL, who shall serve on the Board of Directors of the Company (the “Board”) until the Company’s 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”). For the 2013 Annual Meeting and each annual meeting thereafter during the term of the Royalty Contract, the Board shall nominate and recommend the PDL designee as a director nominee to serve on the Board until the next annual meeting and shall include such nomination in AxoGen’s proxy statement for the 2013 Annual Meeting and each annual meeting thereafter, provided that the election of the PDL designee is subject to shareholders’ approval. Should at any time there become a vacancy on the Board as a result of (i) the resignation, death or removal of the PDL designee or (ii) such PDL designee failing to obtain the requisite approval of the Company’s shareholders at any annual or special meeting of the Company’s shareholders and where no other individual is elected to such vacancy, PDL shall have the right to designate an individual to fill such vacancy, and AxoGen shall take such actions necessary to appoint, such individual to the Board. AxoGen was required to have taken all actions necessary at or prior to the Closing to ensure there is a vacancy on the Board as of the Closing to permit the appointment of the PDL designee to the Board as of the Closing. PDL has exercised this right and nominated John P. McLaughlin, PDL’s President and Chief Executive Officer. On October 5, 2012, upon the Closing, the Board approved to increase its size from seven directors to eight directors, and Mr. McLaughlin was elected to the Board to serve until the 2013 Annual Meeting.

Preemptive Rights

Under the Royalty Contract, PDL has preemptive rights with respect to new issuances of AxoGen’s equity securities and securities convertible, exchangeable or exercisable into such equity securities.

Restriction on Dividends

Under the Royalty Contract, during the period from the October 5, 2012 to December 4, 2016 (or the payment of the Put Price in the event PDL exercises its put option on or prior to December 4, 2016), AxoGen shall not, nor shall it permit any subsidiary to, declare, pay or make any dividend or distribution on any shares of the common stock or preferred stock of such entity (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of any such entity (collectively, “Restricted Payments”), except that: (i) each subsidiary may make direct or indirect Restricted Payments to the Company; and (ii) the Company and each subsidiary may purchase, redeem or otherwise acquire Equity Interests issued by it solely with the proceeds received from the substantially concurrent issue of new shares of its common stock or other common Equity Interests. For purposes of the Royalty Contract, “Equity Interests” of any person means any and all shares, rights to purchase, options, warrants, general, limited or limited liability partnership interests, member interests, participation or other equivalents of or interest in (regardless of how designated) equity of such entity, whether voting or nonvoting, including common stock, preferred stock, convertible securities or any other “equity security” (as such term is defined in Rule 3a11-1under the Securities Exchange Act of 1934, as amended).

Guarantee and Collateral Agreement

In connection with the Royalty Contract, on October 5, 2012, AxoGen and AC, entered into a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with PDL, pursuant to which (i) AC unconditionally and irrevocably guarantees to PDL the prompt and complete payment and performance by AxoGen when due of the “Secured Obligations,” which include the Company’s obligations under the Royalty Contract, and any other obligations that AxoGen may owe to PDL under the Royalty Contract and other transaction documents; and (ii) each of the Company and AC grants to PDL a security interest in certain collateral as specified in the Guarantee and Collateral Agreement for the prompt and complete payment and performance when due of the Secured Obligations.

Employees

At December 31, 2012, the Company had 57 full time employees which included 10 in administration, information technology and finance, 14 in manufacturing and quality control, 7 in research and development and regulatory and 26 in sales and marketing. As of the date of this 10-K AxoGen has not had a work stoppage and no employees are represented by a labor union. AxoGen believes its relationship with its employees is satisfactory.

Executive Officers of the Registrant

Prior to the Merger, Mr. Gregory Freitag was LecTec’s only executive officer serving as CEO and CFO. The following table, except as noted, lists the names and positions of the individuals who have served since the completion of the Merger, and who are, as of March 12, 2013, executive officers the Company:

Name	Title
Karen Zaderej	President, Chief Executive Officer and Director
Gregory G. Freitag, J.D. CPA	Chief Financial Officer, General Counsel and Director
John P. Engels	Vice President
Jill F. Schiaparelli	Senior Vice President, Business Strategy and Marketing
Mark Friedman, Ph.D.	Vice President of Regulatory and Quality
David Hansen	Corporate Controller
Shawn McCarrey	Senior Vice President of Sales

Biographical information for each of our executive officers is included below.

Karen Zaderej, President, Chief Executive Officer and Director (Age 51)

Ms. Zaderej has served as AxoGen’s President, Chief Executive Officer and a member of its board of directors since September, 2011. She has served as AC’s Chief Executive Officer and a member of its board of directors since May 2010. Ms. Zaderej joined AC in May 2006 and served as Vice President of Marketing and Sales from May 2006 to October 2007 and as Chief Operating Officer from October 2007 to May 2010. From October 2004 to May 2006, Ms. Zaderej worked for Zaderej Medical Consulting, a consulting firm she founded, which assisted medical device companies build and execute successful commercialization plans. From 1987 to 2004, Ms. Zaderej worked at Ethicon, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, and research & development, as well as ran a manufacturing business. Ms. Zaderej has a MBA from the Kellogg Graduate School of Business and a BS in Chemical Engineering from Purdue University.

Gregory G. Freitag, J.D., CPA, Chief Financial Officer, General Counsel and Director (Age 51)

Mr. Freitag, J.D., CPA, has been AxoGen’s Chief Financial Officer, General Counsel and a member of its Board of Directors since September 2011 and was LecTec’s Chief Executive Officer, Chief Financial Officer and board member from June 2010 through September 2011. From May 2009 to the present, Mr. Freitag has been a principal of FreiMc, LLC, a consulting and advisory firm he founded that provides strategic guidance and business development advisory services. Mr. Freitag also founded and is a principal of EmployRx. Inc., a business that provides services to self-insured employers relating to prescription drug benefits. Prior to founding FreiMc, LLC and EmployRx, Inc., Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005. Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag is also a director of the Foundation Board of HealthEast Care System Foundation, a health care system in Minnesota.

John P. Engels, Vice President (Age 41)

Mr. Engels has served as AxoGen’s Vice President since September, 2011. He is a co-founder of AC and has served as AC’s Vice President since June 2006, providing operational and financial leadership and managing AxoGen’s strategic and product development partnerships. From 1999 to 2002, Mr. Engels worked as a consultant for the University of Florida, Saffron Hill Ventures and PA Early Stage Partners, among other companies. From 1993 to 1997, Mr. Engels was an analyst and associate at CACM, a boutique investment banking firm. Mr. Engels is currently a member of the board of directors of Oxicool, Inc., a privately-held company developing new cooling technologies. Mr. Engels holds a MBA in Management and Operations from the Wharton School of Business at the University of Pennsylvania, and a BA from the University of Chicago.

Jill F. Schiaparelli, Senior Vice President, Business Strategy & Marketing (Age 47)

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

Mark Friedman, Ph.D., Vice President of Regulatory and Quality (Age 55)

Dr. Friedman has served as AxoGen’s Vice President of Regulatory and Quality since September, 2011. He has served as AC’s Vice President of Regulatory and Quality since June 2011 and served as AC’s Director of Quality Assurance and Regulatory Affairs from September 2006 to June 2011. Prior to joining AxoGen, Dr. Friedman held several regulatory and quality leadership positions at Enable Medical Corporation, a medical device company, including Director of Quality Assurance from 1997 to 1998 and Vice President of Quality and Regulatory from 1998 to 2001 and from 2004 to 2005. Dr. Friedman also worked for AtriCure, Inc., a company that develops, manufactures and sells surgical ablation systems to treat atrial fibrillation, as Vice President of Quality and Regulatory from 2001 to 2004 and as Vice President of Operations in 2004. AtriCure acquired Enable Medical in 2005. Mr. Friedman has over 24 years of experience in developing and directing regulatory strategy and quality systems for medical products, including 15 years with start-up medical product firms. Dr. Friedman has a Ph.D. in Chemistry specializing in protein biochemistry from the University of Cincinnati.

David Hansen, Corporate Controller (Age 52)

Mr. Hansen has served as AxoGen’s Corporate Controller since September, 2011. He has served as AC’s Corporate Controller since June 2006. Mr. Hansen was Vice President of Finance — Corporate Controller and Treasurer of Perma-Fix Environmental Services, Inc., a publicly-traded environmental services company, and held other corporate and regional accounting positions at Perma-Fix Environmental Services from 1995 to 2005. Mr. Hansen was also Controller at Kraft Foodservice, Inc. from 1994 to 1995 and held other accounting and procurement positions at Kraft Foodservice, Inc. from 1985 to 1994. Mr. Hansen has over 20 years of experience in senior financial positions at both publicly traded and private companies. Mr. Hansen holds a Bachelor of Business Administration degree in Accounting from the University of Oklahoma.

Shawn McCarrey, Vice President of Sales (Age 55)

Mr. McCarrey has served as AxoGen’s Senior Vice President of Sales since February, 2013. Mr. McCarrey was Executive Vice President of North American Cardiovascular Sales at Bayer Interventional/MEDRAD Interventional from January, 2009 to May 2012. Bayer HealthCare, a subgroup of Bayer AG, is one of the world’s leading, innovative companies in the healthcare and medical products industry. Bayer Interventional, now doing business as part of Bayer Medical Care’s Radiology and Interventional business, is the Interventional franchise formerly operated under Bayer’s MEDRAD brand. From 1998 to 2009, Mr. Carrey held multiple escalating positions with Possis Medical, Inc., a company that developed, manufactured, and marketed medical devices for the cardiovascular and vascular treatment markets, and served as Director or Sales, VP of US Sales, VP of Worldwide Sales and EVP of Worldside Sales & Marketing. . For more than 15 years prior to joining Possis, Mr. McCarrey served in a series of progressively responsible roles with two divisions of C.R. Bard, United States Catheter and Instrument Corporation (USCI) which specialized in the treatment of coronary disease in the cardiac catheterization laboratory and Davol, an operating room division that promoted Thoraclex® and Simpulse® to cardiovascular and orthopedic surgeons. Mr. McCarrey holds a Bachelor of Science degree in Marketing from Central Michigan University.

AxoGen has a key-person life insurance policy for $3,000,000 insuring the life of Ms. Zaderej.

ITEM 1A. RISK FACTORS

AxoGen’s business involves a number of risks, some of which are beyond its control. The risk and uncertainties described below are not the only ones the Company faces. Set forth below is a discussion of the risks and uncertainties that management believes to be material to AxoGen.

AxoGen has not experienced positive cash flow from its operations, and the ability to achieve positive cash flow from operations will depend on increasing sales of its products, which may not be achievable.

AxoGen has historically operated with negative cash flow from its operations. As of December 31, 2012, AxoGen had an accumulated deficit of approximately $58 million. If AxoGen product sales do not increase as anticipated, then it will continue to experience negative cash flows and adverse operating conditions. AxoGen’s continuing capital needs and other factors, could cause the Company to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all.

AxoGen’s revenue growth depends on its ability to expand its sales force and develop new customers, and there can be no assurance that these efforts will result in significant increase in sales.

AxoGen is in the process of investing in its sales channel composed of a combination of its direct sales force and independent distributors to allow it to reach new customers. The Company is also in the process of hiring a Vice President of Sales to lead AxoGen’s sales force. There can be no assurance that these efforts will be successful in expanding AxoGen’s product sales. AxoGen currently sells products directly through its employees and indirectly through distributor relationships. AxoGen is engaged in a major initiative to build and further expand sales and marketing capabilities. The incurrence of these expenses impacts AxoGen’s operating results, and there can be no assurance of their effectiveness. If AxoGen is unable to develop its sales force and new customers, it may not be able to grow revenue or maintain its current level of revenue generation.

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

The AxoGuard® products are only available through an exclusive distribution agreement with Cook Biotech Incorporated. Such contract is for an initial seven year term and following such initial term, the agreement automatically renews for an additional seven (7) year period provided that the parties agree to meet at least ninety (90) days before the end of such initial term to review whether the purchase price of the products obtained from Cook Biotech need to be adjusted and reasonably agree to such adjustment in writing, where such agreement shall not be unreasonably withheld. However, there are conditions for continuation of the agreement, including payment terms and minimum purchase requirements, that if breached could result in an earlier termination of the agreement; except that through mutual agreement the parties have not established such minimums and to date have not enforce such minimum purchase provision. Although there are products that AxoGen believes it could develop or obtain that would replace the AxoGuard® products, the loss of the ability to sell the AxoGuard® products could have a material adverse effect on AxoGen’s business until other replacement products are available.

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

AxoGen is highly dependent on its ability to recover cadaveric nerves from tissue donors for its Avance® Nerve Graft product. The availability of acceptable donors is relatively limited, and this availability is impacted by regulatory changes, general public opinion of the donation process and AxoGen’s reputation for its handling of the donation process. Media reports or other negative publicity concerning both improper methods of tissue recovery from donors and disease transmission from donated tissue for other allografts (i.e., bones, tendon, etc.) may limit widespread acceptance of AxoGen’s Avance® Nerve Graft allograft. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies. Potential patients may not be able to distinguish AxoGen products, technologies, and tissue recovery and processing procedures from others engaged in tissue recovery. In addition, unfavorable reports could make families of potential donors from whom AxoGen is required to obtain consent before processing tissue reluctant to agree to donate tissue to for-profit tissue processors. Any disruption in the supply could have negative consequences for AxoGen’s revenue, operating results and continued operations.

AxoGen is highly dependent on the continued availability of its facilities and could be harmed if the facilities are unavailable for any prolonged period of time.

Any failure in the physical infrastructure of AxoGen’s facilities, including the facility it leases from LifeNet Health, could lead to significant costs and disruptions that could reduce its revenues and harm its business reputation and financial results. Any natural or man-made event that impacts AxoGen’s ability to utilize its facilities could have a significant impact on its operating results, reputation and ability to continue operations. This includes termination of the LifeNet Health facility lease which can occur upon six months’ notice from either party. Although AxoGen believes it can find and make operational a new facility in less than six months, the regulatory process for approval of facilities is time-consuming and unpredictable. AxoGen’s ability to rebuild or find acceptable lease facilities would take a considerable amount of time and expense and could cause a significant disruption in service to its customers. Although AxoGen has business interruption insurance which would, in instances other than lease termination, cover certain costs, it may not cover all costs nor help to regain AxoGen’s standing in the market.

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

AxoGen’s future success depends on the continued efforts of the members of its senior management team. Competition for experienced management personnel in the healthcare industry is intense. If one or more of AxoGen’s senior executives or other key personnel are unable or unwilling to continue in their present positions, or if AxoGen is unable to attract and retain high quality senior executives or key personnel in the future, its business may be adversely affected.

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

To date, AxoGen has focused its commercialization efforts in the U.S., except for minor revenues from the Avance® Nerve Graft in Switzerland, Italy, Austria and Canada. It intends to expand sales beyond these countries outside the U.S. and will need to comply with applicable foreign regulatory requirements, including obtaining the requisite approvals to do so. Additionally, AxoGen will need to either enter into distribution agreements with third parties or develop a direct sales force in these foreign markets. If it does not obtain adequate levels of reimbursement from third-party payers outside of the U.S., it may be unable to develop and grow its product sales internationally. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If AxoGen is unable to successfully commercialize its products internationally, its long term growth prospects may be limited.

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

Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product mix and product demand requirements and product expiration. AxoGen may be unable to manage its inventory efficiently, keep inventory within expected budget goals, keep its work-in-process inventory on hand or efficiently, or keep sufficient product on hand to meet demand, and AxoGen can provide no assurance that it can keep inventory costs within its target levels. Failing to do so may require AxoGen to raise additional cash resources or may harm long term growth prospects.

AxoGen is a party to a Royalty Contract which requires it to pay royalty fees that could materially adversely affect it’s financial position.

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL, pursuant to which AxoGen sold to PDL the right to receive specified royalties on AxoGen’s Net Revenues generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments, currently paid weekly, based on a high single digit royalty rate of AxoGen’s Net Revenues, subject to certain agreed upon minimum payment requirements which begin in the fourth quarter of 2014 as provided in the Royalty Contract. Further, on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the “Put Price.” The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any “Delinquent Assigned Interests Payment” (as defined in the Royalty Contract) AxoGen owed to PDL.

During 2012, AxoGen’s monthly expenses exceeded its revenues and thus it operated at a cash loss. Royalty payments to PDL are owed without consideration to any negative affect it has on AxoGen’s cash or loss position. In addition, minimum payments under the Royalty Contract start in October 2014 and if AxoGen is required to pay an amount greater than the royalty fee, AxoGen would have an even greater cash burden. Finally, there is no assurance that AxoGen will have sufficient capital to pay the Put Price if it was exercised. If AxoGen does not have sufficient cash to pay PDL, AxoGen would need to raise additional capital. The sale of additional equity to further finance the company may result in dilution to AxoGen’s shareholders. There is no assurance that if AxoGen is required to secure funding it can do so on terms acceptable to it, or at all.

PDL Royalty Contract has Change of Control provision that could have material impact on price received by AxoGen shareholders in the event of a Change of Control.

In the event of a “Change of Control” (as defined in the Royalty Contract), AxoGen must repurchase the Assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by the Company. Payment of the Change of Control Price could materially reduce the consideration to be received by AxoGen shareholders.

AxoGen incurs costs as a result of operating as a public company, and its management is required to devote substantial time to compliance initiatives.

As a public company, AxoGen incurs legal, accounting and other expenses to comply with relevant securities laws and regulations, including, without limitation, the requirement of establishment and maintenance of effective disclosure and financial controls and corporate governance practices. AxoGen’s management devotes substantial time and financial resources to these compliance initiatives. Failure to comply with public company requirements could have a material adverse effect on AxoGen’s business.

The price of AxoGen’s common stock could be highly volatile due to a number of factors.

The trading price of AxoGen’s common stock may fluctuate widely as a result of a number of factors, including:

•	trading of AxoGen common stock on the OTCBB;

•	limited daily trading volume resulting in the lack of a liquid market;

•	fluctuations in price and volume due to investor speculation and other factors that may not be tied to the financial performance of AxoGen;

•	performance by AxoGen in the execution of its business plan;

•	financial viability;

•	regulatory developments in both the United States and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;

•	economic and other external factors; and

•	period-to-period fluctuations in financial results.

AxoGen does not meet the criteria to list its common stock on an exchange such as the NYSE — AMEX or NASDAQ Stock Market and its common stock lacks liquidity and may be difficult to sell.

Trading of AxoGen’s common stock is conducted on the OTCBB. Generally, securities that are quoted on the OTCBB lack liquidity and analyst coverage. This may result in lower prices for its common stock than might otherwise be obtained if it met the criteria to list its securities on a larger or more established exchange, such as the NYSE — AMEX or NASDAQ Capital Market and could also result in a larger spread between the bid and asked prices for its common stock.

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

AxoGen’s Avance® Nerve Graft product is currently allowed to be sold pursuant to a transition plan with the FDA See “Business — Government Regulations — U.S. Government Regulation Review.” AxoGen is continuing to communicate with CBER since the acceptance of the transition plan on clinical trial design and CMC for the Avance® Nerve Graft. Until final action on the Avance® Nerve Graft premarket submission, if AxoGen remains in compliance with the transition plan, it is able to continue to provide the Avance® Nerve Graft for sale. In the event that the FDA changed its position regarding its use of enforcement discretion to permit AxoGen to provide the Avance® Nerve Graft product in accordance with the transition plan, AxoGen would no longer be able to sell the Avance® Nerve Graft product, which would have a material adverse effect on AxoGen’s operations and financial viability. In addition, if AxoGen fails to comply with applicable regulatory requirements or fails to comply with the ongoing requirements of the premarket submission to become a biological product, the FDA could deny approval of the premarket application, or impose civil penalties, including fines, product seizures or product recalls and, in extreme cases, criminal sanctions.

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

It is possible that if regulatory approvals to market a product are obtained from the FDA, the approvals may contain limitations on the indicated uses of such product and other uses may be prohibited. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Also, the FDA could limit or prevent the distribution of AxoGen products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect AxoGen’s operations. AxoGen, and its facilities, may be inspected by the FDA from time to time to determine whether it is in compliance with various regulations relating to specification, development, documentation, validation, testing, quality control, and product labeling. A determination that AxoGen is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions.

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

If AxoGen’s products cause or contribute to a death, a serious injury or any adverse reaction involving a communicable disease related to its products, or malfunction in certain ways, it will be subject to reporting regulations, which can result in voluntary corrective actions or agency enforcement actions. See “Business — Regulation — Education Grants, U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws — Pervasive and Continuing Regulation.” If AxoGen fails to report these events to the FDA within the required timeframes, or at all, the FDA could take regulatory or enforcement action against AxoGen. Any adverse event involving AxoGen’s products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as AxoGen defending itself in a lawsuit, would require the dedication of time and capital, distract management from operating its business, and may harm AxoGen’s reputation, business, results of operations and financial condition.

AxoGen’s manufacturing operations must comply with FDA and other governmental requirements.

AxoGen’s manufacturing operations require it to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical products, which is costly and could subject AxoGen to enforcement action. See Business — Government Regulations — Education Grants, U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws — Pervasive and Continuing Regulation.” Any of these actions could impair AxoGen’s ability to produce its products in a cost-effective and timely manner in order to meet customer demands. AxoGen may also be required to bear other costs or take other actions that may have an adverse impact on its future sales and its ability to generate profits. Furthermore, AxoGen key material suppliers, licensors and processor may not continue to be in compliance with all applicable regulatory requirements, which could result in AxoGen’s failure to produce its products on a timely basis and in the required quantities, if at all.

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

AxoGen will rely on third parties, such as contract research organizations (“CROs”), medical institutions, clinical investigators and contract laboratories to conduct its clinical trial and certain nonclinical studies. AxoGen and its CROs are required to comply with all applicable regulations governing clinical research, including good clinical practice (“GCP”). The FDA enforces these regulations through periodic inspections of trial sponsors, principal investigators, CROs and trial sites. If AxoGen or its CROs fail to comply with applicable FDA regulations, the data generated in its clinical trials may be deemed unreliable and the FDA may require AxoGen to perform additional clinical trials before approving its applications. AxoGen cannot be certain that, upon inspection, the FDA and similar foreign regulatory authorities will determine that AxoGen’s clinical trial complies or complied with clinical trial regulations, including GCP. In addition, AxoGen’s clinical trial must be conducted with product produced under applicable current good manufacturing practice regulations. Failure to comply with the clinical trial regulations may require AxoGen to repeat clinical trials, which would delay the regulatory approval process. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to AxoGen’s clinical protocols or regulatory requirements or for other reasons, AxoGen’s non-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and it would not be able to obtain regulatory approval for, its products on a timely basis, if at all, and its business, results of operations, financial condition and growth prospects would be adversely affected. Furthermore, AxoGen’s third-party clinical trial investigators may be delayed in conducting its clinical trials for reasons outside of their control.

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

AxoGen is engaged, through its marketing employees, independent sales agents and sales representatives, in ongoing efforts designed to educate the medical community as to the benefits of AxoGen products, and AxoGen intends to continue its educational activities. Although AxoGen believes that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of AxoGen products, payments in connection with such education efforts are not exempt from NOTA’s restrictions and AxoGen’s inability to make such payments in connection with its education efforts may prevent it from paying AxoGen sales representatives for their education efforts and could adversely affect AxoGen’s business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft nerve tissue-based material which AxoGen’s processing technologies may generate. Assuming that NOTA applies to AxoGen’s processing of allograft nerve tissue, AxoGen believes that it complies with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future, which would call into question one or more aspects of AxoGen’s method of operations.

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

Healthcare policy changes may have a material adverse effect on AxoGen.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

AxoGen’s corporate headquarters are currently located in Alachua, Florida, in a facility with a lease for 4,742 square feet of office space until April 2014. AxoGen also leases 2,224 square feet of laboratory and distribution space in University of Florida’s Sid Martin Biotechnology Incubator in Alachua, Florida under a one-year lease until September 2013 and leases space and maintains records at certain facilities, which includes the Company’s prior corporate headquarters at 1407 South Kings Highway, Texarkana, Texas 75501. The Company’s aggregate cost of such properties is approximately $176,000 per year. AxoGen believes that these facilities are sufficient to operate its business for the next 12 months and that lease obligations will not change materially, although AxoGen will likely require additional space in the future to accommodate its expansion.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Over the Counter (“OTC”) Bulletin Board under the symbol AXGN.

The following table sets forth, for each of the calendar periods indicated, the quarterly high and low closing bid prices for the Company’s common stock quoted on the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	High	Low	High	Low
First Quarter	$3.49	$2.60	$4.00	$2.75
Second Quarter	$3.99	$2.51	$3.37	$2.17
Third Quarter	$3.25	$2.50	$3.00	$2.00
Fourth Quarter	$3.10	$2.25	$3.10	$2.05

Dividend Policy

AxoGen currently intends to retain earnings, if any, to finance the growth and development of its business, and does not expect to pay any cash dividends to its shareholders in the foreseeable future. In additional, the PDL Royalty Contract places certain restrictions on AxoGen’s ability to pay dividends.

Shareholders

As of December 31, 2012, the Company had 11,122,573 shares of common stock outstanding, and approximately 342 common shareholders of record, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. The Company estimates that there are approximately less than 850 individual owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the year of 2012.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2012 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” contained in Item 6 of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, the “Cautionary Notice Regarding Forward-Looking Statements” contained in Part 1 of this Report, “Risk Factors” contained in Item 1A of this Report, and the other information appearing elsewhere in, or incorporated by reference into, in this Report.

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

AxoGen is a leading regenerative medicine company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, AxoGen has developed and licensed patented and patent pending technologies. AxoGen’s innovative approach to regenerative medicine has resulted in first-in-class products that will define their product categories. AxoGen’s products offer a full suite of surgical nerve reconstruction solutions including Avance® Nerve Graft, the only commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa ExtraCellular Matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce coaptation sites while preventing soft tissue attachments.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in the fourth quarter and the twelve months of 2012 compared to the fourth quarter and the twelve months of 2011, respectively, as a result of increased usage in the number of accounts utilizing our products. AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term, even though in the near term revenue growth may lag behind expense increase.

From May 2009 to December 2010, AxoGen temporarily stopped the manufacturing of Avance® Nerve Graft due to adequate inventory. In December 2010, AxoGen resumed the manufacturing of Avance® Nerve Graft, and as a result incurred higher processing and testing fees, travel costs and temporary labor costs in 2011 compared to 2012. In 2011 AxoGen reviewed inventory expiration and wrote off inventory for products manufactured in early 2009. Additionally AxoGen reviewed and adjusted inventories and established reserves to adequately reflect inventory value in 2011. AxoGen believes that such actions will not be required in the future and that it has the necessary inventories, inventory reserves and manufacturing capabilities for its anticipated sales growth.

Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of expenses during the period reported. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 to the consolidated financial statements contained in Item 8 of this Report. The most significant estimates include allowance for doubtful accounts, valuation of goodwill, effective interest rate on the note payable, and the provision for income taxes.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

Revenues for the year ended December 31, 2012 increased 59% to approximately $7,692,000 as compared to approximately $4,849,000 for the year ended December 31, 2011 principally due to a greater number of customers utilizing AxoGen products.

Gross Profit

Gross profit for the year ended December 31, 2012 increased 136% to approximately $5,730,000 as compared to approximately $2,423,000 for the year ended December 31, 2011. This increase was primarily attributable to the increased revenues and gross margin in 2012 and not incurring inventory write-offs such as that of $614,000 for expiring inventory and $214,000 for raw material obsolescence in 2011 or higher processing and testing fees, travel costs and temporary labor costs due to the resumption of the manufacturing of Avance® Nerve Graft in 2011.

Costs and Expenses

Total cost and expenses increased 44% to approximately $13,532,000 for the year ended December 31, 2012 as compared to approximately $9,392,000 for the year ended December 31, 2011. These increases were primarily due to increasing sales and marketing activities, increases in research and development in preparation for the Company’s Investigational New Drug (IND) Application with the FDA and subsequent start of its phase 3 trial and increases in salaries as AxoGen hires to meet growth needs, offset by decreases in certain professional services and financing costs.

As a percentage of revenues, total operating expenses were 175.9% for the year ended December 31, 2012 compared to 193.7% for the year ended December 31, 2011. Such lower total costs and expenses as a percentage of revenue were a result of increased expenses in 2012 being absorbed by increased revenues.

Sales and marketing expenses increased 57.2% to approximately $6,884,000 for the year ended December 31, 2012 as compared to approximately $4,379,000 for the year ended December 31, 2011. This increase was primarily due to an increase in sales and marketing activity as the Company expands support for both its direct sales force and independent distributors and increasing the number of its direct sales representatives. As a percentage of revenues, sales and marketing expenses were 89.4% for the year ended December 31, 2012 compared to 90.3% for the year ended December 31, 2011. Sales and marketing expenses as a percentage of revenue remaining flat between periods was primarily a result of 2012 revenue increases being offset by increased costs associated with new sales representatives and marketing and educational resources in 2012.

General and administrative expenses increased 21.0% to approximately $5,221,000 for the year ended December 31, 2012 as compared to approximately $4,316,000 for the year ended December 31, 2011. As a percentage of revenues, general and administrative expenses were 67.9% for the year ended December 31, 2012 compared to 89.0% the year ended December 31, 2011. The increase in aggregate dollars spent were a result of hiring and costs related to being a public company, offset by a savings in certain professional fees and finance costs. As a percentage of revenue, general and administrative expenses decreased as the increase in aggregate dollars spent were absorbed by the increase in revenues.

Research and development expenses increased 104.7% to approximately $1,427,000 in the year ended December 31, 2012 as compared to approximately $697,000 for the year ended December 31, 2011. Development includes AxoGen’s clinical efforts and a large portion of the increase in research and development expenses from 2011 to 2012 related to expenditures for such clinical activity. Because AxoGen’s products are developed for sale in their current use, it conducts limited direct research and product development, but intends to pursue new products and new applications for existing products in the future that may result in increased spending.

Other Income and Expenses

Interest expense increased 27% to approximately $1,391,000 in 2012 as compared to approximately $1,095,000 for the year ended December 31, 2011. This increase was a result of the interest expense related to the PDL transaction. As a result of the accounting treatment for the PDL transaction, interest expense included approximately $780,000 of non-cash expense that is expected to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. Excluding this non-cash component, cash paid for interest decreased in 2012 by approximately $483,000 compared to 2011 as a result of accrued interest on convertible debt and an increased interest rate on borrowed money in 2011 not recurring in 2012.

Interest expense — deferred financing costs decreased 19.3% to approximately $987,000 for the year ended December 31, 2012 as compared to approximately $1,223,000 for the year ended December 31, 2011. This decrease is primarily due to certain deferred financing costs associated with warrants issued as consideration for several amendments executed during 2010 related to the Loan and Security agreement originally entered into in April 2008 becoming fully amortized by March 31, 2011.

Change in fair value of warrant liability decreased 100% to $0 in the year ended December 31, 2012 as compared to approximately $62,000 for the year ended December 31, 2011.

Income Taxes

Income tax benefit of approximately $738,000 for 2012 was the result of the Company’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds. The company had no income tax expense or income tax benefit for 2011 due to incurrence of net operating losses. The Company does not believe there are any additional tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. Proceeds from the PDL transaction were used to fully repay the MidCap Loan and extinguish AxoGen’s long-term debt obligations thereunder. When the Company entered into the Royalty Contract with PDL, pursuant to which the Company sold to PDL the right to receive specified royalties on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of the Company’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector (the “Acquired Revenues”). The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments currently paid weekly based on a high single digit royalty rate of the Company’s Net Revenues (the “Assigned Interests”), subject to certain agreed upon minimum payment requirements which begin in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

On September 30, 2011, the Company, entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto (the “MidCap Loan”). The MidCap Loan had a principal amount of $5.0 million and a term of 42 months, and was subject to prepayment penalties. Under this agreement, AxoGen was required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate was 9.9% per annum, and interest was computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The MidCap Loan contained customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s financial statements, maintain appropriate levels of insurance and protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, changes in its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue, as defined in the agreement, or maintain a cash balance of 80% of the loan principal amount.

The MidCap Loan was secured by all of AxoGen’s assets. The Lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share. Proceeds from the PDL transaction were used to fully repay the MidCap Loan and extinguish AxoGen’s obligations thereunder.

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

On May 3, 2011, AxoGen issued an 8% Convertible Note Payable to LecTec Corporation for $500,000. On May 31, 2011, AxoGen issued additional convertible notes payable under the same terms of which $2,000,000 was issued to LecTec and $500,000 was issued to certain AC shareholders. On August 29, 2011, AxoGen issued an additional subordinated secured convertible promissory note in the principal amount of $2,000,000 to LecTec and $500,000 to certain AC shareholders. These notes were collateralized by all of AxoGen’s assets and subordinated to the 2008 Loan and Security Agreement. Immediately prior to the closing of the Merger, the notes held by investors other than LecTec automatically converted into AC’s common stock which was then exchanged for LecTec common stock pursuant to the terms of the Merger Agreement. Immediately after to the closing of the Merger, the notes held by LecTec were retired.

The Company had no material commitments for capital expenditures at December 31, 2012 or 2011.

Cash Flow Information

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. Under the Royalty Contract, the Company sold to PDL the Acquired Revenues. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive the Assigned Interests, i.e., a royalty payment based on a high single digit royalty rate of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements beginning in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000, including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012, pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties under the Royalty contract, which was concurrent with its execution, the Interim Royalty Contract was terminated. Proceeds from the PDL Royalty Contract transaction where used to fully repay the MidCap Loan and extinguish AxoGen’s obligations thereunder. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

The Company currently has sufficient capital to maintain its operations for more than 12 months. If future capital is necessary, the Company may raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that, if necessary, AxoGen will be able to secure additional funding on terms acceptable to it, or at all. Should additional capital not become available to AxoGen, if needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying certain regulatory activities or reducing headcount.

AxoGen had working capital of approximately $16.8 million and a current ratio of 12.4 at December 31, 2012, compared to a working capital of $8.8 and a current ratio of 5.4 at December 31, 2011. The increase in working capital and the current ratio at December 31, 2012, compared to December 31, 2011, was primarily due to the Royalty Contract with PDL.

The Company believes it has sufficient cash resources to meet its liquidity requirements for the next 12 months. AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, cost of products, acquisition and/or development of new products and payments pursuant to the PDL transaction. If the Company requires additional capital it could seek to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. Should additional capital not become available to AxoGen, as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

During 2012, the Company had a net increase in cash and cash equivalents of $5,717,000 as compared to a net increase of cash and cash equivalents of $6,392,000 in 2011. The Company’s principal sources and uses of funds are explained below:

Net Cash used in operating activities

The Company used approximately $8,662,000 of cash for operating activities in 2012, as compared to using approximately $7,079,000 of cash for operating activities in 2011. This increase in cash used in operating activities is primarily attributed to the increase in net loss before income taxes in 2012, as well as cash used for inventory purchases.

Net Cash provided by for investing activities

Investing activities for 2012 used approximately $127,000 of cash as compared to 2011 which provided approximately $7,112,000. This decrease in cash provided is attributable to cash acquired in 2011 as a result of the Merger.

Net Cash provided by financing activities

Financing activities in 2012 provided approximately $14,506,000 of cash as compared to approximately $6,359,000 of cash in 2011. This increase in cash provided is primarily attributed to issuance of $20,800,000 of additional debt, partially offset by the repayment of approximately $5,000,000 of debt (of which approximately $4.8 million is non-cash proceeds and payments) during 2012 and fees associated therewith.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

AxoGen, Inc.

We have audited the accompanying consolidated balance sheets of AxoGen, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AxoGen, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota

March 12, 2013

AXOGEN, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$13,907,401	$8,190,781
Accounts receivable	1,050,089	797,654
Inventory	3,151,109	1,760,540
Prepaid expenses and other	187,256	133,500

Total current assets	18,295,855	10,882,475
Property and equipment, net	108,534	247,824
Goodwill	—	169,987
Intangible assets	573,731	899,480
Deferred financing costs	1,252,443	295,276

	$20,230,563	$12,495,042

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,479,752	$1,585,100
Current portion of long-term debt	—	434,734

Total current liabilities	1,479,752	2,019,834
Long-term debt	—	4,403,737
Note Payable — Revenue Interest Purchase Agreement	21,580,252	—

Total liabilities	23,060,004	6,423,571

Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 11,122,573 and 11,062,188 shares issued and outstanding	111,226	110,622
Additional paid-in capital	54,908,226	54,391,784
Accumulated deficit	(57,848,893)	(48,430,935)

Total shareholders’ equity (deficit)	(2,829,441)	6,071,471

	$20,230,563	$12,495,042

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2012 and 2011

	2012	2011
Revenues	$7,691,704	$4,849,470
Cost of goods sold	1,961,877	2,426,544

Gross profit	5,729,827	2,422,926
Costs and expenses:
Sales and marketing	6,883,953	4,378,694
Research and development	1,427,211	697,355
General and administrative	5,220,599	4,315,604

Total costs and expenses	13,531,763	9,391,653

Loss from operations	(7,801,936)	(6,968,727)

Other income (expense):
Interest expense	(1,391,342)	(1,094,657)
Interest expense — deferred financing costs	(986,844)	(1,223,126)
Change in fair value of warrant liability	—	62,305
Other income	23,972	4,985

Total other income (expense)	(2,354,214)	(2,250,493)
Loss before income taxes	(10,156,150)	(9,219,220)

Income tax benefit	738,192	—
Net Loss	(9,417,958)	(9,219,220)

Preferred Stock dividends (assumes all paid)	—	(1,028,351)

Net loss available to common shareholders	$(9,417,958)	$(10,247,571)

Weighted Average Common Shares outstanding — basic and diluted	11,089,425	3,697,390

Loss Per Common share — basic and diluted	$(0.85)	$(2.77)

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2012 and 2011

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	2,544,750	$1,125,000	1,205,624	$12,056	9,934,980	$(38,183,364)	$(27,111,328)

Stock-based compensation	—	—	—	—	250,044	—	250,044
Exercise of stock options	—	—	98,700	987	25,493	—	26,480
Director Stock Compensation	—	—	27,275	273	74,727	—	75,000
Conversion of preferred stock, debt, and accrued interest into Common Stock and shares exchange in Merger	(2,544,750)	(1,125,000)	5,001,854	50,019	21,447,936	—	20,372,955
Preferred Stock dividend payable forfeited	—	—	—	—	7,076,729	—	7,076,729
Warrant Liability forfeited	—	—	—	—	2,607,510	—	2,607,510
Merger Closing — LecTec shares	—	—	4,305,026	43,050	11,804,866	—	11,847,916
Issuance of common stock	—	—	423,709	4,237	995,763	—	1,000,000
Issuance of warrants	—	—	—	—	173,736	—	173,736
Series B preferred stock dividends	—	—	—	—	—	(292,330)	(292,330)
Series C preferred stock dividends	—	—	—	—	—	(515,577)	(515,577)
Series D preferred stock dividends	—	—	—	—	—	(220,444)	(220,444)
Net loss	—	—	—	—	—	(9,219,220)	(9,219,220)

Balance, December 31, 2011	—	—	11,062,188	$110,622	$54,391,784	$(48,430,935)	$6,071,471

Stock-based compensation	—	—	—	—	495,077	—	495,077
Exercise of stock options	—	—	58,340	583	15,069	—	15,652
Stock Grant for Services	—	—	7,500	75	21,300	—	21,375
Cancellation of shares	—	—	(5,455)	(54)	(14,946)	—	(14,999)
Merger Closing — Fractional shares	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	(9,417,958)	(9,417,958)

Balance, December 31, 2012	—	—	11,122,573	$111,226	$54,908,226	$(57,848,893)	$(2,829,441)

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(9,417,958)	$(9,219,220)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	187,749	273,528
Amortization of intangible assets	127,080	67,147
Loss on impairment	299,654	—
Loss on abandonment of license	147,826	—
Amortization of deferred financing costs	352,667	1,223,126
Amortization of debt discount	161,529	23,643
Stock-based compensation	495,077	250,044
Directors Stock Compensation	—	15,000
Stock grant for service	21,375	—
Cancellation of shares	(14,999)	—
Change in fair value of warrant liability	—	(62,305)
Interest added to note payable	780,252	55,562
Change in assets and liabilities:
Accounts receivable	(252,435)	(368,954)
Inventory	(1,390,570)	142,249
Prepaid expenses and other	(53,757)	20,070
Accounts payable and accrued expenses	(105,348)	500,820

Net cash used for operating activities	(8,661,858)	(7,079,290)

Cash flows from investing activities:
Purchase of property and equipment	(48,459)	(20,610)
Acquisition of intangible assets	(78,825)	(68,856)
Cash acquired with Merger	—	7,201,638

Net cash (used for) provided by investing activities	(127,284)	7,112,172

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,500,000
Proceeds from issuance of note payable	15,961,294	—
Proceeds from issuance of common stock	—	1,000,000
Repayments of long-term debt	(161,292)	(4,732,857)
Debt issuance costs	(1,309,834)	(434,772)
Proceeds from exercise of stock options	15,652	26,480
Merger	(58)	—

Net cash provided by financing activities	14,505,762	6,358,851

Net increase in cash and cash equivalents	5,716,620	6,391,733
Cash and cash equivalents, beginning of year	8,190,781	1,799,048

Cash and cash equivalents, end of period	$13,907,401	$8,190,781

Supplemental disclosures of cash flow activity:
Cash paid for interest	$649,108	$1,029,753
Supplemental disclosure of non-cash investing and financing activities:
Payments of long term debt with proceeds from note payable	$4,838,706	$—
Conversion of preferred stock, convertible debt and accrued interest into common stock		21,497,955
Accretion of dividends of Series B preferred stock	—	292,330
Accretion of dividends of Series C preferred stock	—	515,577
Accretion of dividends of Series D preferred stock	—	220,444

Preferred stock dividend payable forfeited with the Merger	—	7,076,729
Warrant Liability forfeited with the Merger	—	2,607,510
Debt discount related to warrants issued with debt	—	173,736
Net assets acquired on Merger	—	11,847,916
Note and accrued interest retired with the Merger	—	4,555,562
Directors stock compensation included in prepaid expenses	—	60,000

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of December 31, 2012 and December 31, 2011 and the years then ended. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Immediately following the completion of the Merger, former AC shareholders owned approximately 56.8% of the outstanding common stock of the Company, LecTec shareholders owned approximately 39.4% of the outstanding common stock of the Company, and certain investors owned the remaining 3.8% of the outstanding common stock of the Company.

For accounting purposes, AC was identified as the acquiring entity and LecTec as the acquired entity. The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity, based on the criteria of Accounting Standards Codification 805-10-55-12, Accounting for Business Combinations. Under purchase accounting, the assets and liabilities of an acquired company (LecTec) as of the effective date of the acquisition were recorded at their respective estimated fair values and added to those of the acquiring company. Accordingly, the consolidated financial statements and related footnote disclosures presented for periods prior to the Merger are those of AC alone. The consolidated Statement of Operations for the year ended December 31, 2011 includes the operations and cash flows of AC through September 30, 2011 and the combined operations and cash flows of AC and LecTec subsequent to the Merger.

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

Cash and Cash Equivalents and Concentration

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances and does not believe it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2012 and December 31, 2011, there were no amounts deemed uncollectible and there was no allowance for doubtful accounts recorded.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2012	December 31, 2011
Finished goods	$2,143,176	$1,374,817
Work in process	145,156	145,300
Raw materials	862,777	240,423

	$3,151,109	$1,760,540

Inventories are net of reserve of $537,798 and $433,706 at December 31, 2012 and 2011, respectively

Property and Equipment

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment	2-5 years
Leasehold improvements	5 years (or lease term if less)
Processing equipment	5-7 years

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

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2012, the Company recorded an impairment loss of $129,667; there was no impairment for the year ended December 31, 2011.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is tested for impairment annually. The Company utilizes the income approach in estimating fair value. The Company’s 2012 annual goodwill impairment analysis indicated a significant decrease in the carrying value of goodwill, due to declines in the associated revenues, resulting in a $169,887 impairment loss being recorded for the year ended December 31, 2012; there was no impairment for the year ended December 31, 2011.

Deferred Financing Costs

The Company capitalizes all third-party costs incurred, including equity-based payments, associated with the issuance of long-term debt. The costs are amortized to interest expense over the term of the debt using the effective interest method.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $56,000 and $17,000 for 2012 and 2011, respectively, and are included in sales and marketing expense on the accompanying consolidated statements of operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2009 through 2012; there currently are no examinations in process.

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

Stock-Based Compensation

Stock-based compensation cost related to stock options granted under the AC 2002 Stock Option Plan and AxoGen 2010 Stock Incentive Plan (see Note 10) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the merger, and based on the Company’s common stock for periods subsequent to the merger. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the year ended December 31:

Years ended December 31,	2012	2011
Expected term (in years)	4.0	4.0
Expected volatility	117.2%	90.9%
Risk free rate	0.61%	1.27%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the years ended December 31, 2012 and 2011 as they were deemed insignificant.

Earnings (Loss) Per Common Share

Earnings (loss) per common share (EPS) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

The basic loss attributable to common stockholders was computed as follows:

	Years Ended December 31,
	2012	2011
Net loss	$(9,417,958)	$(9,219,220)
Less preferred dividends	(—)	(1,028,351)
Net loss attributable to common stockholders	$(9,417,958)	$(10,247,571)

There were no dilutive instruments as of December 31, 2012 and 2011. The basic and diluted weighted average shares outstanding were 11,089,425 and 3,697,390 for the years ended December 31, 2012 and 2011.

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

Recent Accounting Pronouncements

The Company’s management has reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

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

Year Ended December 31, 2011

Revenues	$4,914,938
Net Loss	$(8,610,775)
Basic and diluted net loss per common share	$(0.79)
Weighted average shares — basic and diluted	10,957,705

5.	Property and Equipment

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011
Furniture and equipment	$572,459	$535,183
Leasehold improvements	42,564	42,564
Processing equipment	995,815	988,716
Less: accumulated depreciation and amortization	(1,502,304)	(1,318,639)

Property and equipment	$108,534	$247,824

6.	Intangible Assets

The Company’s intangible assets consist of the following:

	December 31, 2012	December 31, 2011
License agreements	$772,230	$899,231
Patents	63,429	291,907
Less: accumulated amortization	(261,928)	(291,658)

Intangible assets, net	$573,731	$899,480

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over three years. Pending patent costs are not amortizable. Amortization expense for 2012 and 2011 was approximately $127,000 and $67,000, respectively. As of December 31, 2012, future amortization of license and patent agreements is expected to be $58,400 for 2013 $55,300 for 2014, $46,000 for 2015, 2016 and 2017.

In 2012 the Company determined that the carrying value of certain patents were not recoverable and exceeded their estimated fair value. As a result, the Company recorded an impairment loss of $129,667 to reduce these patents to their estimated fair value.

License Agreements

The Company has entered into license agreements (the “License Agreements”) with the University of Florida Research Foundation (“UFRF”) and University of Texas at Austin (“UTA”) and Emory University (“Emory”). Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

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

•

Under one of the agreements, if AxoGen does not achieve certain regulatory milestones, which AxoGen has not achieved, AxoGen would owe an annual license maintenance fee starting on August 31, 2012 of $120,000, escalating to $240,000 on August 31, 2013 and August 31, 2014. In 2012, AxoGen decided to abandon the license and as a result recorded a $147,826 loss on abandonment of license.

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

Royalty fees were approximately $167,000 and $115,000 during 2012 and 2011 and are included in sales and marketing expense on the accompanying consolidated statements of operations.

7.	Long-Term Debt / Note Payable

Long-term debt / note payable consists of the following:

	December 31, 2012	December 31, 2011
Loan and Security Agreement with financial institutions for aggregate of $5,000,000 with 9.9% interest payable monthly through September 2012; principal and interest payable monthly for the 30 months thereafter maturing on April 1, 2015, collateralized by all the assets of the Company and subject to certain financial covenant restrictions including minimum revenue requirements	$—	$5,000,000

Revenue Interest Purchase Agreement with PDL BioPharma, Inc. (“PDL”) for aggregate of $20,800,000 with amounts payable monthly at a high single digit percentage based on the Net Revenues through September 2014; and the greater of (i) high single digit percentage of product revenue or (ii) specific quarterly amounts varying from approximately $1.3 million to $2.5 million per quarter through September 2020.	21,580,252	—

Total debt	21,580,252	5,000,000
Less unamortized debt discount	—	(161,529)
Less current portion	—	(434,734)

Long-term portion	$21,580,252	$4,403,737

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive specified royalties on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments based on a high single digit royalty rate of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements of approximately $1.3 to $2.5 million per quarter which begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14,

2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.

The Company records interest using its best estimate of the effective interest rate, currently the Company is accruing interest using the specified internal rate of return of the put option. From time to time, the Company will reevaluate the expected cash flows and may adjust the effective interest rate. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams.

Put Option

Under the Royalty Contract, on October 5, 2016, or in the event of the occurrence of a material adverse event or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the “Put Price.” The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by the Company, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) the Company owed to PDL.

Change of Control; Call Option

In addition, in the event of a “Change of Control” (as defined in the Royalty Contract), the Company must repurchase the assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by the Company, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) the Company owed to PDL. In addition, at any time after October 5, 2016, the Company, at its option, can call the Royalty Contract for a price equal to the Change of Control Price.

Board Designee

Under the Royalty Contract, during the term of the Royalty Contract, PDL is entitled to designate, and AxoGen shall appoint an individual designated by PDL, who shall serve on the Board of Directors of the Company (the “Board”) until the Company’s 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”). For the 2013 Annual Meeting and each annual meeting thereafter during the term of the Royalty Contract, the Board shall nominate and recommend the PDL designee as a director nominee to serve on the Board until the next annual meeting and shall include such nomination in AxoGen’s proxy statement for the 2013 Annual Meeting and each annual meeting thereafter, provided that the election of the PDL designee is subject to shareholders’ approval. Should at any time there become a vacancy on the Board as a result of (i) the resignation, death or removal of the PDL designee or (ii) such PDL designee failing to obtain the requisite approval of the Company’s shareholders at any annual or special meeting of the Company’s shareholders and where no other individual is elected to such vacancy, PDL shall have the right to designate an individual to fill such vacancy, and AxoGen shall take such actions necessary to appoint, such individual to the Board.

Preemptive Rights

Under the Royalty Contract, PDL has preemptive rights with respect to new issuances of AxoGen’s equity securities and securities convertible, exchangeable or exercisable into such equity securities.

Restriction on Dividends

Under the Royalty Contract, during the period from the October 5, 2012 to December 4, 2016 (or the payment of the Put Price in the event PDL exercises its put option on or prior to December 4, 2016), AxoGen shall not, nor shall it permit any subsidiary to, declare, pay or make any dividend or distribution on any shares of the common stock or preferred stock of such entity (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of any such entity (collectively, “Restricted Payments”), except that: (i) each subsidiary may make direct or indirect Restricted Payments to the Company; and (ii) the Company and each subsidiary may purchase, redeem or otherwise acquire Equity Interests issued by it solely with the proceeds received from the substantially concurrent issue of new shares of its common stock or other common Equity Interests. For purposes of the Royalty Contract, “Equity Interests” of any person means any and all shares, rights to purchase, options, warrants, general, limited or limited liability partnership interests, member interests, participation or other equivalents of or interest in (regardless of how designated) equity of such entity, whether voting or nonvoting, including common stock, preferred stock, convertible securities or any other “equity security” (as such term is defined in Rule 3a11-1under the Securities Exchange Act of 1934, as amended).

Guarantee and Collateral Agreement

In connection with the Royalty Contract, on October 5, 2012, AxoGen and AC, entered into a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with PDL, pursuant to which (i) AC unconditionally and irrevocably guarantees to PDL the prompt and complete payment and performance by AxoGen when due of the “Secured Obligations,” which include the Company’s obligations under the Royalty Contract, and any other obligations that AxoGen may owe to PDL under the Royalty Contract and other transaction documents; and (ii) each of the Company and AC grants to PDL a security interest in certain collateral as specified in the Guarantee and Collateral Agreement for the prompt and complete payment and performance when due of the Secured Obligations.

The minimum contractual payments related to the note payable — revenue royalty are 2013- a high single digit royalty rate applied to net revenues as defined in the agreement, 2014- a high single digit royalty rate applied to net revenues for the first three quarters plus $1,250,805 in the fourth quarter of 2014, 2015-$6,781,440, 2016-$9,232,642, $9,000,000 in 2017 and $25,002,000 thereafter.

Long-Term Debt

On September 30, 2011, the Company entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto (the “MidCap Loan”). The credit facility under the MidCap loan had a principal amount of $5.0 million and a term of 42 months, and is subject to prepayment penalties. Under the MidCap Loan, AxoGen was required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate was 9.9% per annum, and interest was computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The agreement contained customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s financial statements, maintain appropriate levels of insurance, protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, change its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring the Company to meet certain minimum Net Invoiced Revenue as defined in the agreement, or maintain a cash balance of 80% of the loan principal amount.

The MidCap Loan was secured by all of AxoGen’s assets. The lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share. The fair value of the warrant was $173,736 and was recorded as debt discount and was being amortized through interest expense using the effective interest method over the term of the debt. Amortization of debt discount was $12,207 for 2011. The Company also recorded $317,990 in deferred financing costs which were being amortized over the term of the loan. Amortization of the deferred financing cost was $22,714 for 2011.

On April 21, 2008, the Company entered into a Loan and Security Agreement with two different lenders, as subsequently amended (the “2008 Loan and Security Agreement”), which provided for a loan with an aggregate principal amount of $7.5 million. The loan’s maturity date was October 1, 2011. The loan bore interest at a rate of 18% per month, as amended, and was secured by all of the Company’s assets. Upon the execution of the 2008 Loan and Security Agreement, the Company recorded $155,556 in deferred financing costs which were being amortized through interest expense on the accompanying consolidated statements of operations over the life of the term note. Amortization of the deferred financing costs was $12,963 for 2011.

In conjunction with the 2008 Loan and Security Agreement, the Company also issued warrants to purchase a combined 280,803 shares of the Company’s Series C Preferred Stock, immediately exercisable at $0.7345 per share, expiring on May 1, 2018. The fair value of the warrants was recorded as debt discount and was being amortized through interest expense using the effective interest method over the term of the debt. Amortization of this debt discount was $11,436 during 2011.

During 2010, the Company executed six amendments to the 2008 Loan and Security Agreement, resulting in the issuance of a total of 28,561,272 additional warrants for the purchase of the Company’s Series D preferred stock, immediately exercisable at $0.1198 per share, expiring on varying dates during the year 2020. The total fair value of the warrants of $2,160,879 was recorded as deferred financing costs during 2010 and was being amortized through interest expense — deferred financing costs on the accompanying consolidated statement of operations. The Company recognized $990,792 in amortization of these costs for 2011. See additional discussion related to the accounting for the warrants at Note 9.

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

Upon issuance of the 2010 Convertible Debt, the Company recorded a total of $122,900 in deferred financing costs which were being amortized through interest expense on the accompanying consolidated statements of operations over the debt term. Amortization of the deferred financing costs was $87,221 for 2011.

In connection with the Merger on September 30, 2011, the 2010 convertible debt of $1,338,455 and $2,359,091 and accrued interest of $263,371 were converted into 2,581,963 shares of AC common stock using a conversion price of $0.0572 (65% of price per share paid at the next equity financing or $0.088) and 0.03727336 exchange ratio.

2011 Convertible Debt

On May 3, 2011, the Company issued an 8% convertible note payable for $500,000 to LecTec related to the Merger. On May 31, 2011, the Company issued additional convertible notes payable under the same terms of which $2,000,000 was issued to LecTec and $500,000 was issued to certain AC shareholders. The notes were collateralized by all assets of the Company and subordinated to the Company’s 2008 Loan and Security Agreement. Principal and interest accrued under the note was due upon the earlier of June 30, 2013 or a change in control other than in connection with the Merger.

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

Series A Convertible Preferred Stock

In 2004, AC issued 2,544,750 shares of Series A Convertible Preferred Stock (“Series A”) at $0.4421 per share for an aggregate price of $1,125,000. No dividends accrued or were payable on the Series A, except upon the declaration of dividends on AC’s common stock, payable at a rate per share of Series A equal to the amount the holder would be entitled to receive had all of the Series A been converted to AC common stock. Upon liquidation, Series A holders have preference to any distribution of any of the assets of AC to the holders of AC Common Stock after Series B, Series C, and Series D preferences have been paid. Series A has no redemption option. Each share of Series A is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of December 31, 2010 is equal to the purchase price of $0.4421. The conversion price is subject to adjustment, as defined. The only election right for Series A is to vote along with AC common shareholders to elect two directors to the Board. Each share of Series A has voting rights equal to the number of AC common shares as if converted.

Series B Convertible Preferred Stock

In 2006, AC issued 16,847,826 shares of Series B Convertible Preferred Stock (“Series B”) at $0.46 per share for an aggregate price of $7,750,000. The holders of the Series B are entitled to receive a cash dividend in preference over shares of AC common stock and Series A shareholders of AC at a rate of 8% of the issued price, per annum. Upon liquidation, the Series B holders have preference to any distributions of any of AC’s assets equal to the Preferred Original Issue Price plus any unpaid dividends after Series C and Series D preferences have been paid. At any time on or after January 7, 2015, the Series B shareholders have the right to redeem shares equal to the redemption price upon written request of at least 55% of the holders of Series B. Each share of Series B is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of December 31, 2010 is equal to the purchase price of $0.46. The conversion price is subject to adjustment, as defined. The holders of a majority of the Series B, C and D Preferred Stock have the right to elect three directors to the Board. Also, Series B, C and D will vote together with Series A and AC common shareholders to elect two directors to the Board. Each share of Series B, C and D has voting rights equal to the number of AC common shares as if converted.

AC is accreting dividends on the Series B, based on the stated dividend rate of 8% per annum. The Series B dividends accreted for the year ended December 31, 2011 was $292,329. A total of $3,152,603 in Series B dividends had been accreted as of September 30, 2011 and were forfeited in accordance with the Merger.

On June 11, 2010, 7,065,217 shares of Series B, representing $3,250,000, were converted into 263,344 shares of AC’s common stock at the election of the shareholder.

Series C Convertible Preferred Stock

In 2007, AC issued 16,518,121 shares of Series C Convertible Preferred Stock (“Series C”) at $0.7345 per share for an aggregate purchase price of $12,132,559. The holders of the Series C are entitled to receive a cash dividend in preference over shares of AC common stock, Series A and Series B shareholders of AC at a rate of 8% of the issued price, per annum. Upon liquidation, the Series C holders have preference to any distributions of any of AC’s assets equal to the Preferred Original Issue Price plus any unpaid dividends after Series D preferences have been paid. At any time on or after January 7, 2015, the Series C shareholders have the right to redeem shares equal to the redemption price upon written request of at least 60% of the holders of Series C. Each share of Series C is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of December 31, 2010 is equal to the purchase price of $0.7345. The conversion price is subject to adjustment, as defined. The holders of a majority of the Series B, C and D have the right to elect three directors to the Board. Also, Series B, C and D will vote together with Series A and AC common shareholders to elect two directors to the Board. Each share of Series B, C and D has voting rights equal to the number of AC common shares as if converted.

AC is accreting dividends on the Series C, based on the stated dividend rate of 8% per annum. The dividends accreted for the year ended December 31, 2011 was $515,577. A total of $3,403,651 in Series C dividends had been accreted as of September 30, 2011 and were forfeited in accordance with the Merger.

On June 11, 2010, 5,445,882 shares of Series C, representing $4,000,000, were converted into 202,986 shares of AC’s common stock at the election of the shareholder.

Series D Convertible Preferred Stock and Warrants

On January 7, 2010, AC issued 39,156,876 shares of Series D Preferred Stock (“Series D”) at $0.1198 per share for an aggregate price of $4,661,326, net of issuance costs of $29,667. Of the total shares issued, 16,694,489 shares were issued for $2,000,000 in cash. The remaining 22,462,387 shares were issued in conjunction with the conversion of $2,617,000 of principal and $73,994 of accrued and unpaid interest under the 2009 Convertible Debt (see Note 7). The holders of the Series D are entitled to receive a cash dividend in preference over all other shareholders of AC at a rate of 8% of the issued price, per annum. Upon liquidation, the Series D holders have preference to any distributions of any of AC’s assets equal to the Preferred Original Issue Price plus any unpaid dividends. At any time on or after January 7, 2015, the Series D shareholders have the right to redeem shares equal to the redemption price upon written request of at least 66 2/3% of the holders of Series D. Each share of Series D is convertible into AC common stock at any time at the option of the holder by dividing the Preferred Original Issue Price by the Conversion Price at the time of conversion, which as of December 31, 2010 is equal to the purchase price of $0.1198. The conversion price is subject to adjustment, as defined. The holders of a majority of the Series B, C and D have the right to elect three directors to the Board. Also, Series B, C and D will vote together with Series A and AC common shareholders to elect two directors to the Board. Each share of Series B, C and D has voting rights equal to the number of AC common shares as if converted.

AC is accreting dividends on the Series D, based on the stated dividend rate of 8% per annum. Dividends accreted during the year ended December 31, 2011 were $220,444. A total of $518,426 in Series D dividends had been accreted as of September 30, 2011 and were forfeited in accordance with the Merger.

On September 11, 2010, 9,000,617 shares of Series D, representing $1,078,274, were converted into 335,483 of AC’s common stock at the election of the shareholder.

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

Warrant Liability

The warrants issued in conjunction with the 2008 Loan and Security Agreement (see Note 7) are issuable for Series C preferred stock. The warrants issued in connection with the 2009 Convertible Debt (see Note 7) and the Series D Preferred Stock (see Note 8) are issuable for Series D preferred stock. Both the Series C and Series D preferred stock are considered contingently redeemable based on the shareholders’ right to redeem the shares on or after January 7, 2015. In accordance with Accounting Standards Codification on Distinguishing Liabilities from Equity, since the warrants are indexed to contingently redeemable securities of the Company, they are classified as liabilities upon issuance. As liability classified derivative financial instruments, the warrants are initially and subsequently required to be measured at their fair values as defined in Accounting Standards Codification on Fair Value Measurement.

The change in fair value of the warrants between each reporting period is recorded in the statements of operations and was estimated by the Company using a binomial lattice valuation model. The following assumptions were incorporated into the valuations for 2011 and 2010:

2011
Exercise price	$0.1198 – $0.7345
Market value of stock at end of period	$0.01
Expected dividend rate	0.00%
Expected volatility	33.47% – 62.86%
Risk-free interest rate	0.03% – 3.18%
Expected life in years	3.40 – 9.90
Shares underlying warrants outstanding classified as liabilities	41,558,259

The Company recorded income of $62,305 for 2011, as a result of the change in the fair value of warrant liability between reporting periods which was recorded in other income (expense) on the consolidated statements of operations. The total balance of the warrant liability as of September 30, 2011 of $2,607,510 was forfeited in accordance with the Merger.

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

Stock-based compensation expense was $495,077 and $250,044 for 2012 and 2011, respectively.

The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)
Outstanding at December 31, 2010:	447,659	$0.27	8.62
Granted	1,141,952	2.61
LecTec stock option from Merger	464,000	3.48
Forfeited	(9,223)	(0.06)
Exercised	(98,700)	(0.27)

Outstanding at December 31, 2011:	1,945,688	2.41	7.35
Granted	267,576	2.99
Forfeited	(354,932)	(2.48)
Exercised	(58,341)	(0.27)

Outstanding at December 31, 2012	1,799,991	2.54	7.66

Exercisable at December 31, 2012	941,876	2.71	7.11

The average fair value of options granted at market during 2012 and 2011 was $2.99 and $0.42 per option, respectively.

The intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was approximately $173,000 and $190,000, respectively. The intrinsic value of options outstanding at December 31, 2012 and 2011 was approximately $288,000 and $1,126,000, respectively. The intrinsic value of options exercisable at December 31, 2012 and 2011 was approximately $0 and $391,000, respectively.

In connection with the Merger, all outstanding options to purchase shares of AC Common Stock were exchanged for options to purchase shares of AxoGen, Inc. common stock at a ratio of one to 0.03727336. The Company recorded $19,769 and $38,521 incremental cost in 2012 and 2011, respectively, related to this modification.

Total future compensation expense related to nonvested awards is expected to be approximately $1,405,000 at December 31, 2012 which is expected to be recognized over a weighted average period of 3.04 years. The following table represents non-vested share-based payment activity with employees for the year ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options — December 31, 2010:	325,575	0.27
Granted	1,141,952	0.42
Vested	(195,099)	(0.87)
Forfeited	(9,223)	(0.004)

Nonvested options — December 31, 2011:	1,263,205	1.41
Granted	267,576	2.99
Vested	(317,734)	(1.92)
Forfeited	(354,932)	(2.48)

Nonvested options — December 31, 2012	858,115	2.36

11.	Income Taxes

The Company has temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective income tax basis, as measured by enacted state and federal rates as follows:

December 31	2012		2011
Deferred tax assets:	$		$
Net operating loss carryforwards		18,182,000		15,065,000
Charitable contributions		2,800		3,000
Inventory Reserves		365,600		163,000
Stock-based compensation		52,300		361,000

Total deferred tax assets		18,602,700		15,592,000

Deferred tax liabilities:
Depreciation		(154,900)		(160,000)
Amortization		(51,700)		(51,000)

Total deferred tax liabilities		(206,600)		(211,000)

Net deferred tax assets		18,396,100		15,381,000

Valuation allowance		(18,396,100)		(15,381,000)

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $48.3 million to offset future taxable income which expire in various years through 2031. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of December 31, 2012 and 2011. The valuation allowance increased by $3,015,100 and $3,572,000 during 2012 and 2011, respectively.

The net income tax benefit of approximately $738,000 for 2012 was the result of the Company’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds. The Company had no income tax expense or income tax benefit for 2011 due to incurrence of net operating losses. The Company does not believe there are any additional tax refund opportunities currently available.

12.	Employee Benefit Plan

The Company adopted the AxoGen Simple IRA plan in 2007. All full-time employees who have attained the age of 18 are eligible to participate in the Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The simple IRA plan requires the Company to make matching contributions of between 1% and 3% of the employee’s annual salary as long as the employee participates in the Plan. Additionally, the matching has to be at least 3% for three of the first five years of the Plan. Both employee contributions and Company contributions vest immediately. In 2012 and 2011, the Company match was 3% of the participating employee’s annual salary. The Company contributed $102,189 and $66,687 in matching funds during 2012 and 2011, respectively.

13.	Commitments and Contingencies Operating Leases

Operating Leases

The Company leases its lab space under one-year lease agreements, currently expiring in September 2013.

Its corporate office space lease agreement expires in April 2014. Estimated future minimum rental payments on the leases are as follows:

Year ending December 31
2013	$145,964
2014	34,015

TOTAL	$179,979

Total rent expense for the Company’s leased office and lab space for the years ended December 31, 2012 and 2011 was approximately $176,000 and $171,000, respectively.

Service Agreements

In 2008, the Company entered into a biostorage and management services agreement with a vendor. The agreement specifies monthly administration fees, storage fees based on volume, and retrieval fees per specimen based on lead times. The agreement can be terminated with 90 days written notice.

In 2009, the Company also entered into a two-year tissue processing agreement with another vendor. Tissue processing fees are based on a per donor batch rate. The agreement requires minimum annual purchases of $160,000 and either party may terminate this agreement with six month written notice. In 2011 and 2012, the parties agreed to an extension for an additional twelve months and amended the agreement to provide for automatic twelve month renewals.

In August 2008, the Company entered into an agreement to distribute the AxoGuard® product worldwide in the field of peripheral nerve repair, and the parties subsequently amended the agreement in March, 2012. The agreement has an initial seven-year term from the date of the original agreement and following such initial term, the agreement automatically renews for an additional seven (7) year period provided that the parties agree to meet at least ninety (90) days before the end of such initial term to review whether the purchase price of the products obtained from Cook Biotech need to be adjusted and reasonably agree to such adjustment in writing, where such agreement shall not be unreasonably withheld. The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforce such provision, and establishes a formula for the transfer cost of the AxoGuard® products.

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151,318 upon execution of this agreement and $20,416 per month for 42 months starting in January 2012 through August 2015.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded that our disclosure controls and procedures were ineffective as of December 31, 2011. Actions were taken in 2012 to correct such situation and our management believes as of December 31, 2012 the design and operation of our disclosure controls and procedures were effective.

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

Subsequent to December 31, 2011, we became aware of an instance in which the accounting for a contract was inappropriately treated as an expense as opposed to a prepaid asset. Specifically, an effective control was not operating to ensure that accounting for the contract was completely and accurately recorded during the 4th quarter of 2011. This control deficiency could have resulted in misstatement of net loss that would not have been prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness.

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

During the first quarter of 2012, in response to the conclusion reached by our Chief Executive and Chief Financial Officers that, as of December 31, 2011, our disclosure controls and procedures were not effective, we implemented a control procedure whereby all significant contracts will be reviewed by the Chief Financial Officer and at the end of each quarter and the Chief Financial Officer will then review the accounting with the Company’s corporate controller prior to the recording of all such contracts.

Based on its evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

At the Company’s 2012 annual meeting of shareholders (the “Annual Meeting”), Greg Freitag, Mark Gold, M.D., Jamie M. Grooms, John Harper, Joe Mandato, Karen Zaderej and Robert Rudelius were nominated for re-election to AxoGen’s Board of Directors (the “Board”) and the AxoGen shareholders approved their election.

On October 5, 2012, the AxoGen Board approved the increase in its size from seven directors to eight directors, and Mr. McLaughlin, a PDL designee, was elected to the Board to serve until the 2013 Annual Meeting. See “Business — PDL BioPharma, Inc. Revenue Interest Purchase Agreement — Board Designee.”

Each elected director was to hold office for a term of one year and until their successors are duly elected and qualified (except in the case of earlier death, resignation or removal). The following table lists the names, age and positions of the individuals who serve on the Board of Directors of the Company as of March 12, 2013,

Name	Age	Title
Karen Zaderej	51	Chief Executive Officer and Director
Gregory Freitag	51	Chief Financial Officer, General Counsel and Director
Jamie M. Grooms	53	Director, Chairman of the Board of Directors
Mark Gold, M.D.	63	Director
John Harper	62	Director
Joe Mandato	68	Director
Robert Rudelius	57	Director
John P. McLaughlin	61	Director

Karen Zaderej, President, Chief Executive Officer and Director (Age 51)

Ms. Zaderej’s biographical information is provided above under “ Business — Executive Officers of the Registrant.”

Gregory G. Freitag, Chief Financial Officer and Director (Age 51)

Mr. Freitag’s biographical information is provided above under “ Business — Executive Officers of the Registrant.”

Jamie M. Grooms, Chairman and Director (Age 53)

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

Mark Gold, MD, Director (Age 63)

Dr. Gold has served as a member of the Company’s board of directors since September 30, 2011 and AC’s board of directors since July 2007. Since 1991, Dr. Gold has been a Professor at the University of Florida College of Medicine’s McKnight Brain Institute. Dr. Gold has taught medical neuroscience for four decades and has been a pioneer in translational neuroscience research for over three decades. Dr. Gold was also a Founder of Somerset Valley Bank and served on its board of directors from its formation through its initial public offering to its acquisition by Fulton Financial Corporation, a publicly-traded financial holding company Dr. Gold has consulted for many major global pharmaceutical companies as well as firms such as the Carlyle Group and Cressey & Company. Dr. Gold has authored hundreds of scientific research articles, chapters, and abstracts on a wide variety of research subjects and is frequently interviewed for comment by the Wall Street Journal, CNN and other major business and national publications concerned with the strengths and limitations of new technology and treatments.

John Harper, Director (Age 62)

Mr. Harper has served as a member of the Company’s board of directors since September 30, 2011 and AC’s board of directors since June 2006. From January 2012 until present, Mr. Harper has been Executive Chairman of Xhale, Inc., a company that provides patient-centric monitoring solutions, from patient monitoring to medication adherence to anesthesia monitoring. From June 2005 to January 2006, Mr. Harper was the Entrepreneur-in-Residence at The Innovation Factory, a medical device incubator. From August 2000 to October 2001, Mr. Harper served as President and Chief Executive Officer of ATI Medical, Inc. and from February 1998 to May 1999, he served as Executive Chairman of Meretek Diagnostics, Inc., which was acquired by American Standard Companies. From November 1995 to March 1997, Mr. Harper served as President and Chief Executive Officer of Indigo Medical, Inc., which merged with Johnson & Johnson. Mr. Harper also served as Vice President of Sales and Marketing, and then President and Chief Executive Officer, of Menlo Care, Inc. from June 1989 to June 1995. Menlo Care, Inc. merged with Johnson & Johnson in 1995. Mr. Harper has served on the board of directors for a number of medical device and biotechnology companies since 1999. He received his BA in Economics from Davidson College in 1971.

Joe Mandato, Director (Age 68)

Mr. Mandato has served as a member of the Company’s board of directors since September 30, 2011 and AC’s board of directors since February 2006. From March 2003 to the present, Mr. Mandato has served as a Managing Director of DeNovo Ventures, a venture capital firm and a shareholder of AxoGen. From February 1999 to September 2000, Mr. Mandato served as Chairman of Confer Software, Inc., a developer of enterprise software used to automate healthcare business processes. From September 1995 to February 1999, Mr. Mandato served as Confer Software’s Chief Executive Officer. From September 1994 to May 1995, Mr. Mandato served as a Vice President, member of founding management committee and Chief Executive Officer of two of Guidant Corporation’s five operating units, Origin Medsystems and Heart Rhythm Technology. He also served as President and Chief Executive Officer of Origin Medsystems from May 1991 to May 1995. In March 1994, Mr. Mandato co-founded Gynecare, Inc., a developer of devices used in gynecology, which was spun out of Guidant Corporation., and served as its Chief Executive Officer until April 1995. From July 1986 to November 1990, Mr. Mandato was Chief Executive Officer of Ioptex Research Inc., an ophthalmic device company. Mr. Mandato serves on the board of directors of several companies and non-profit organizations.

Robert J. Rudelius, Director (Age 57)

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

Mr. McLaughlin, Director (age 61)

Mr. McLaughlin has served as a member of the Board of Directors since October 2012. Mr. McLaughlin has been PDL’s President and Chief Executive Officer since December 18, 2008, when PDL spun-off Facet Biotech Corporation and was elected a director of PDL in October 2008. From November 6, 2008, until the spinoff, he served as a Senior Advisor to PDL. From January 2000 to June 2008, Mr. McLaughlin was the Chief Executive Officer and a director of Anesiva, Inc., formerly known as Corgentech, Inc., a publicly-traded biopharmaceutical company. From December 1997 to September 1999, Mr. McLaughlin was President of Tularik Inc., a biopharmaceutical company. From September 1987 to December 1997, Mr. McLaughlin held a number of senior management positions at Genentech, Inc., a biopharmaceutical company, including Executive Vice President and General Counsel. From January 1985 to September 1987, Mr. McLaughlin was a partner at a Washington, D.C. law firm specializing in food and drug law. Prior to that, Mr. McLaughlin served as counsel to various subcommittees in the United States House of Representatives, where he drafted numerous measures that became FDA laws. Mr. McLaughlin co-founded and served as Chairman of the Board of Directors of Eyetech Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company subsequently bought by OSI Pharmaceuticals, Inc., and co-founded and served as a director of Peak Surgical, Inc., a private medical device company, until it was acquired by Medtronic in 2011. Mr. McLaughlin currently serves as a director of Seattle Genetics, Inc., a publicly-traded biopharmaceutical company. He received a B.A. from the University of Notre Dame and a J.D. from Catholic University of America.

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

Based solely on a review of the copies of such reports furnished to us and representations from the executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners during 2012 have been satisfied, except that one report on Form 4 was inadvertently filed late for David Hansen, the Company’s Corporate Controller, reporting the receipt of an employee stock option and one report on Form 4 was inadvertently filed late by Dr. Mark Gold, a Company director, reporting the exercise of vested portions of certain stock options.

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

Board Committees

The standing committees of AxoGen’s Board of Directors include an Audit Committee, a Compensation Committee and a Governance and Nominating Committees. Messrs. Rudelius (Chairman), McLaughlin and Harper are the members of the Audit Committee. Messrs. Harper (Chairman), Rudelius and Mandato and Dr. Gold are members of the Compensation Committee. Dr. Gold (Chairman) and Messrs. Grooms and Harper are members of the Nominating and Governance Committees. The Charters of each of the Audit Committee, the Compensation, and Governance and Nominating Committee can be found on our website under “About AxoGen — Investors — Corporate Governance.”

Audit Committee

The Audit Committee is responsible for review of audits, financial reporting and compliance, and accounting and internal controls policy. For audit services, the Audit Committee is responsible for the engagement and compensation of independent auditors, oversight of their activities and evaluation of their independence. The Audit Committee has instituted procedures for receiving reports of improper record keeping, accounting or disclosure. In the opinion of the AxoGen Board of Directors, each of the members of the Audit Committee has both business experience and an understanding of generally accepted accounting principles and financial statements enabling them to effectively discharge their responsibilities as members of that Committee. Moreover, the AxoGen Board of Directors has determined that each of Messrs. Rudelius, McLaughlin and Harper is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth the cash and non–cash compensation for the fiscal years 2012 and 2011 for: (i) each individual serving as the Company’s Chief Executive Officer (“CEO”) or acting in a similar capacity during any part of such fiscal years; and (ii) the other two most highly paid executive officers who were serving as executive officers during such periods (our “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards(#)(1)(2)	All Other Compensation($)	Total
Karen Zaderej	2012	291,200	11,646	—	—	7,893	310,739
CEO(3)(4)	2011	252,403	23,254	—	516,697	7,537	799,891

Gregory G. Freitag(5)	2012	204,069	8,161	—	—	5,594	217,824
Former CEO and	2011	154,808	100,000	—	172,859	—	427,667
CFO and General
Counsel

John P. Engels	2012	174,888	8,689	—	—	5,600	189,177
Vice President(6)	2011	171,138	16,833	—	121,998	5,453	315,422

Jill Schiaparelli	2012	173,654	6,202	—	208,672	5,377	393,905
Senior Vice President Business Strategy and Marketing(7)	2011	—	—	—	—	—	—

(1)	The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 as of December 31 of the year indicated.
(2)	The amounts shown for option awards relate to option awards granted under the AxoGen Corporation 2002 Stock Incentive Plan, as amended. These amounts are equal to the aggregate grant date fair value of the options computed in accordance with FASB ASC Topic 718 using the assumptions set forth in Note 10 to AxoGen’s audited consolidated financial statements included elsewhere in this Form 10-K.
(3)	Ms. Zaderej voluntarily accepted reduced salaries for a portion of 2011.
(4)	Ms. Zaderej has been CEO of the Company since September 30, 2011 as a result of the Merger, CEO of AC since May 2010 and was Chief Operating Officer of AC from 2007 through May 2010. The amounts include life insurance premiums paid by AxoGen on behalf of Zaderej in 2011 of $365 and $393 in 2012 and also includes amounts contributed by the Company to the SIMPLE IRA plan on her behalf for 2011 of $7,172 and 2012 of $7,500.
(5)	Mr. Gregory G. Freitag is our current CFO and General Counsel and has been serving in such capacity since June 1, 2010. Mr. Freitag stepped down as CEO on September 30, 2011 in conjunction with the Merger. On September 30, 2011, Mr. Freitag received a one-time bonus as a result of completing the Merger. The amounts include life insurance premiums paid by AxoGen on behalf of Mr. Freitag in 2012 of $411 and also includes amounts contributed by the Company to the SIMPLE IRA plan on his behalf for 2012 of $5,183.
(6)	The amounts include life insurance premiums paid by AxoGen on behalf of Mr. Engels in 2011 of $319 and $353 in 2012 and also includes amounts contributed by the Company to the SIMPLE IRA plan on his behalf for 2011 of $5,134 and 2012 of $5,247.
(7)	The amounts include life insurance premiums paid by AxoGen on behalf of Ms. Schiaparelli in 2012 of $167 and also includes amounts contributed by the Company to the SIMPLE IRA plan on her behalf for 2012 of $5,210.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards granted to our named executive officers that remain outstanding as of December 31, 2012.

Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Karen Zaderej	11/18/2008	126		—	(1)	$0.27	11/18/2018
	6/9/2010	36,111		54,167	(1)	$0.27	6/9/2020
	12/26/2011	68,750		206,250	(2)	$2.74	12/26/2018
	12/26/2011	—		—	(3)	$2.74	12/26/2018

Gregory G. Freitag	6/1/2010	125,000	(4)	—		$3.50	6/1/2020
	12/26/2011	23,000		69,000	(5)	$2.74	12/26/2018

John P. Engels	6/7/2006	3,727	(6)			$0.27	6/7/2016
	12/6/2007	719	(6)			$0.27	12/6/2017
	11/18/2008	406	(6)			$0.27	11/18/2018
	6/9/2010	28,554	(6)	17,131	(6)	$0.27	6/9/2020
	12/16/2011	16,250		48,750	(7)	$2.74	12/16/2018

Jill Schiaparelli	2/27/2012	—		90,913	(8)	$3.02	2/27/2019

(1)	Ms. Zaderej received these options to purchase shares of AC common stock, which options pursuant to the Merger have been adjusted and provide for the right to purchase Company Common Stock. The options vest semi-annually and become fully vested and exercisable four years from the grant date. The options were granted under plans previously approved by AxoGen’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the AxoGen’s common stock on the date of grant.
(2)	Ms. Zaderej received this option to purchase 275,000 shares of the Company’s common stock. All shares pursuant to the option will be fully vested on December 26, 2015 (4 years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on December 26, 2012 (12 months from the option grant date) and an additional 12.5% of aggregate shares each 6 months thereafter and will expire December 26, 2018. The option was granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant.
(3)	Ms. Zaderej received this option to purchase 100,000 shares of the Company’s common stock. The shares under the Option are subject to a performance vesting provision (the “Performance Shares”) whereby all, none or a portion of the Performance Shares, to the extent to which the performance standards established by the Board of Directors are met, will vest as to 25% of the Performance Shares on March 31, 2013, and an additional 12.5% of the Performance Shares each six months thereafter, with all Performance Shares being fully vested on December 26, 2015 (4 years from the Option grant date) and will expire December 26, 2018. The option was granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant. These options were forfeited on December 31, 2012 due to not achieving the performance standard.
(4)	Mr. Freitag received this option which became fully vested and exercisable on August 29, 2011 pursuant to the vesting terms of the option. The option was granted outside of plans previously approved by the Company’s shareholders and the exercise price for the option was issued at a price equal to the fair market value of the Company’s common stock on the date of grant.
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
(6)	Mr. Engels received these options to purchase shares of AC common stock, which options pursuant to the Merger have been adjusted and provide for the right to purchase Company Common Stock. The options vest semi-annually and become fully vested and exercisable four years from the grant date. The options were granted under plans previously approved by AxoGen’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the AxoGen’s common stock on the date of grant.
(7)	Mr. Engels received this option to purchase 65,000 shares of the Company’s common stock. All shares pursuant to the option will be fully vested on December 16, 2015 (4 years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on December 26, 2012 (12 months from the option grant date) and an additional 12.5% of aggregate shares each 6 months thereafter and will expire December 16, 2018. The option was granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant.
(8)	Ms. Schiaparelli received this option to purchase 90,913 shares of the Company’s common stock. All shares pursuant to the option will be fully vested on February 2, 2016 (4 years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on February 2, 2013 (12 months from the option grant date) and an additional 12.5% of aggregate shares each 6 months thereafter and will expire February 27, 2019. The option was granted under plans previously approved by the Company’s shareholders and the exercise price for the options were issued at a price equal to the fair market value of the Company’s common stock on the date of grant.

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

In addition, Ms. Zaderej is entitled to full vesting of her outstanding stock options that were granted prior to the Merger upon a change of control, regardless of whether her employment terminates on or following the change of control. With respect to Ms. Zaderej’s, Ms. Schiaparelli’s and Messrs. Freitag’s and Engel’s post-Merger stock options, if a change of control occurs, such options shall automatically accelerate and become fully exercisable in the event that within twelve months following the change of control they are terminated without cause or leave for good reason.

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

•

material breach of the employment agreement, provided that AC shall have first delivered to the executive officer written notice of the alleged breach, specifying the exact nature of the breach in detail, and provided, further, that the executive officer shall have failed to cure or substantially mitigate such breach within ten days after receiving such written notice;

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

Pension Benefits

AxoGen adopted the AxoGen SIMPLE IRA plan in 2007. The AxoGen named executive officers participate in the SIMPLE IRA plan. Eligibility is immediate upon employment, and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The SIMPLE IRA plan requires AxoGen to make matching contributions of between 1% and 3% of the employee’s annual salary as long as the employee participates in the SIMPLE IRA plan. Additionally, the matching contribution has to be at least 3% for three of the first five years of the SIMPLE IRA. Both employee contributions and AxoGen contributions are fully vested at all times. In 2012 and 2011, AxoGen’s matching contribution was 3% of the AxoGen named executive officers’ annual base salary. AxoGen contributed approximately $23,000 and $12,000 in matching funds for the AxoGen named executive officers during 2012 and 2011, respectively.

Director Compensation

Each non-employee director receives a quarterly cash retainer payment of $3,000 for services to AxoGen starting in the first quarter after election, which cash payment is paid in advance each quarter. Non-employee directors are also paid $1,500 per in-person Board of Directors meeting if they attend in person and $750 for such in-person meeting if they participate by telephone. No additional compensation is provided for telephonic Board meetings or actions taken pursuant to written minutes of action of the Board. Non-employee directors are paid $1,000 per committee meeting attended in-person if they attend in person and $500 for such in-person committee meeting if they participate by telephone. The total board and committee member fees cannot exceed $2,500 per day.

In addition, all non-employee directors receive an annual calendar year non-qualified stock option grant equal to 0.1% of the fully diluted stock of AxoGen, rounded down to a 250 share increment, at an exercise price equal to the fair market value of our common stock on the date of grant. Such stock options are for a term of seven years and are fully vested upon grant.

The following table shows the compensation earned by all persons serving as members of our Board of Directors during 2012.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)(3)	Total ($)
Robert J. Rudelius	11,750	—	—	11,750
Gregory G. Freitag	—	—	—	—
Karen Zaderej(1)	—	—	—	—
Jamie M. Grooms(1)	9,000	—	—	9,000
Mark Gold, M.D.(1)	11,000	—	—	11,000
John Harper(1)	11,750	—	—	11,750
Joe Mandato(1)	—	—	—	—
John McLaughlin(2)	$1,500	—	—	$1,500

(1)	Service as a member of our Board of Directors began on September 30, 2011 when their election at the Company’s 2010 Annual Meeting of Shareholders took effect as a result of the closing of the Merger.
(2)	Service as a member of our Board of Directors began on October 4, 2012 when Mr. McLaughlin was appointed to the Board pursuant to the PDL Royalty contract. Mr. McLaughlin’s director fees were paid to PDL.
(3)	The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with Accounting Standards Codification (ASC) Topic 718 as of December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, with respect to the Company’s equity compensation plans, the number of shares of the Company’s common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,889,671	2.53	806,571
Equity compensation plans not approved by security holders	—	—	—
Total	1,889,671	2.53	806,571

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

Table of Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 12, 2013, by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table above and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock under options held by that person that are currently exercisable or exercisable within 60 days of, March 12, 2012 are considered outstanding. Each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them, and such shares are not subject to any pledge. Percentage of ownership is based on 11,127,869 shares of common stock outstanding on March 8, 2012.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Underlying Options Beneficially Owned	Percent of Shares Outstanding (%)
DeNovo Ventures II, LP(1) 2180 Sand Hill Rd. Suite 200 Menlo Park, CA 94025	1,426,392		12.8%

JAM Mark 3:1, LP 16 Boardwalk Plaza Saint Simons Island, GA 31522	1,114,613		10.0%

CHP II, L.P. 230 Nassau St. Princeton, NJ 08542 Attn: John Park	886,556		8.0%

AMV Partners I, L.P. 2750 Premier Parkway Suite 200 Duluth, GA 30097	1,017,904		9.2%

Karen Zaderej	120,790	104,987	2.0%
Jamie M. Grooms(2)	351,417	107,992	4.1%
John P. Engels	90,698	49,656	1.3%
Mark Gold, M.D.(3)	252,697	25,000	2.4%
John Harper	147,428	35,540	1.6%
Joe Mandato(1)	—	25,000	0.2%
Robert Rudelius	23,273	45,000	0.6%
Greg Freitag	24,318	148,000	1.5%

All directors and executive officers as a group (12 persons)(1)(2)(3)(4)	1,022,036	586,991	13.7%

(1)	Mr. Mandato is a Managing Partner of this venture capital fund. Mr. Mandato disclaims beneficial ownership of the shares owned by the fund.
(2)	These shares include 218,534 shares of record held by Mr. Grooms, and 132,883 shares held by the Jamie Grooms Trust, of which Mr. Grooms is the trustee.
(3)	These shares include 107,690 shares held by Dr. Gold’s wife and 125,523 shares held by MJSK, Ltd., an investment trust held by Dr. Gold’s family.
(4)	Includes 5,665 shares held by Mark Friedman and 5,750 held by Jill Schiaparelli. Also includes a number of shares underlying options equal to 22,728, 4,207 and18,881, for Jill Schiaparelli, Mark Friedman and Dave Hansen, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not a listed issuer and so are not subject to the director independence requirements of any exchange or inter-dealer quotation system. Nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided in Rule 5605 (a)(2)of The NASDAQ Stock Market’s Marketplace Rules. Under this definition of independence, directors Robert Rudelius, John Harper, and Dr. Mark Gould would be considered independent directors. Members of our Board Gregory Freitag and Karen Zaderej would not be considered independent because they serve as Executive Officers, Joe Mandato would not be considered independent because he is the Managing Partner of DeNovo Ventures II, L.P. which is a greater than 5% shareholder of the Company’s Common Stock, Jamie Grooms would not be considered independent because he was employed by the Company in the last three fiscal years and John McLaughlin would not be considered independent because he is an executive officer of PDL and PDL’s payments to the Company under the Interim Revenue Interest Purchase Agreement exceeded the limit set forth in independence standards under the NASDAQ rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed or expected to be billed to us for audit services by our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP (“Lurie Besikof”) for the audit of our annual financial statements and for reviews of our financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended December 31, 2012 and 2011 were $91,000 and $155,817, respectively.

Audit-Related Fees

No fees were billed or are expected to be billed to us by Lurie Besikof for audit-related services provided during the fiscal years ended December 31, 2012 and 2011.

Tax Fees

Fees billed or expected to be billed to us by Lurie Besikof for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2012 or 2011 were $15,000 and $7,500, respectively.

All Other Fees

No fees were billed or are expected to be billed to us by Lurie Besikof for other services not included above during the fiscal years ended December 31, 2012 or 2011.

Pre-Approval Policies and Procedures

Because of our size, complexity, financial condition, and prospects, the Audit Committee is apprised of and pre-approves all fees for services provided by our independent registered public accounting firm. All fees paid to our independent registered public accounting firm for 2012 and 2011 were approved by our Audit Committee. The Audit Committee has considered whether non-audit services provided by our independent registered public accounting firm during 2012 and 2011 were compatible with maintaining the accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) The following financial statements are filed herewith in Item 8 of Part II of this annual report on Form 10-K:

(i)	Consolidated Balance Sheets

(ii)	Consolidated Statement of Operations

(iii)	Consolidated Statements of Stockholders’ Equity

(iv)	Consolidated Statements of Cash Flows

(v)	Notes to Consolidated Financial Statements

(3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Exhibit 2.1 to LecTec Corporation’s Current Report on Form 8-K filed on June 2, 2011)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A2 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A3 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

**10.1	Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.2	Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.3	Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.1	Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.2	Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.5.1	Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.5.2	Amendment dated March 14, 2012 to Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

*+10.6.1	Revenue Interests Purchase Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and PDL BioPharma, Inc.

*+10.6.2	Guarantee and Collateral Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and AxoGen Corporation and PDL BioPharma, Inc.

10.6.3	Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.7	LecTec Corporation 2010 Stock Incentive Plan, Amended and Restated on September 27, 2011 (incorporated by reference to Appendix E to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

***10.8.1	Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.8.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.1	Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.10	Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

***10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.16	Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2009)

*10.17	Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

10.19	Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

*10.20	Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

***10.21	Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

***10.22	Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

+10.23	Second Amendment dated February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns

10.24.1	Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.24.2	First Amendment to Loan and Security Agreement dated August 14, 2012, by and between AxoGen, Inc. and Midcap Financial SBIC, LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.24.3	Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

+21.1	Subsidiary of the Registrant

+23.1	Consent of Lurie Besikof Lapidus & Company, LLP

++24.1	Power of Attorney

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+99.1	AxoGen, Inc. press release, dated March 12, 2013

+101	Interactive Data File

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.
***	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Included on signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXOGEN, INC

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

/s/ KAREN ZADEREJ Karen Zaderej Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013

/s/ GREGORY FREITAG Gregory Freitag Chief Financial Officer, General Counsel and Director (Principal Financial Officer) (Principal Accounting Officer)	March 12, 2013

/s/ JAMIE GROOMS Jamie Grooms Director	March 12, 2013

/s/ ROBERT RUDELIUS Robert Rudelius Director	March 12, 2013

/s/ MARK GOLD, MD Mark Gold, M.D. Director	March 12, 2013

/s/ JOHN HARPER John Harper Director	March 12, 2013

/s/ JOE MANDATO Joe Mandato Director	March 12, 2013

/s/ JOHN MCLAUGHLIN John McLaughlin Director	March 12, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Exhibit 2.1 to LecTec Corporation’s Current Report on Form 8-K filed on June 2, 2011)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A2 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A3 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

**10.1	Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.2	Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.3	Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.1	Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.2	Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.5.1	Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.5.2	Amendment dated March 14, 2012 to Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

*+10.6.1	Revenue Interests Purchase Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and PDL BioPharma, Inc.

*+10.6.2	Guarantee and Collateral Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and AxoGen Corporation and PDL BioPharma, Inc.

10.6.3	Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.7	LecTec Corporation 2010 Stock Incentive Plan, Amended and Restated on September 27, 2011 (incorporated by reference to Appendix E to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

***10.8.1	Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.8.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.1	Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.10	Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

***10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.16	Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2009)

*10.17	Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

10.19	Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

*10.20	Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

***10.21	Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

***10.22	Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

+10.23	Second Amendment dated February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns

10.24.1	Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.24.2	First Amendment to Loan and Security Agreement dated August 14, 2012, by and between AxoGen, Inc. and Midcap Financial SBIC, LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.24.3	Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

+21.1	Subsidiary of the Registrant

+23.1	Consent of Lurie Besikof Lapidus & Company, LLP

++24.1	Power of Attorney

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+99.1	AxoGen, Inc. press release, dated March 12, 2013

+101	Interactive Data File

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.
***	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Included on signature page.