Form 10-Q
period 2013-03-31
AxoGen, Inc.
filed 2013-04-30
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013 the registrant had 11,137,869 shares of common stock outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,200,447	$13,907,401
Accounts receivable	1,179,138	1,050,089
Inventory	3,420,253	3,151,109
Prepaid expenses and other	142,033	187,256

Total current assets	15,941,871	18,295,855
Property and equipment, net	111,401	108,534
Intangible assets	590,458	573,731
Deferred financing costs	1,208,227	1,252,443

	$17,851,957	$20,230,563

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,418,938	$1,479,752

Total current liabilities	1,418,938	1,479,752
Note Payable – Revenue Interest Purchase Agreement	22,438,404	21,580,252

Total liabilities	23,857,342	23,060,004

Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 11,127,869 and 11,122,573 shares issued and outstanding	111,279	111,226
Additional paid-in capital	55,169,737	54,908,226
Accumulated deficit	(61,286,401)	(57,848,893)

Total shareholders’ equity (deficit)	(6,005,385)	(2,829,441)

	$17,851,957	$20,230,563

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenues	$2,142,932	$1,653,430
Cost of goods sold	560,243	439,158

Gross profit	1,582,689	1,214,272
Costs and expenses:
Sales and marketing	1,893,541	1,628,608
Research and development	406,943	296,131
General and administrative	1,605,759	1,230,608

Total costs and expenses	3,906,243	3,155,347

Loss from operations	(2,323,554)	(1,941,075)

Other income (expense):
Interest expense	(1,067,621)	(125,125)
Interest expense – deferred financing costs	(44,216)	(34,951)
Other income (expense)	(2,117)	(8,174)

Total other income (expense)	(1,113,954)	(168,250)

Net loss	(3,437,508)	(2,109,325)

Net loss available to common shareholders	$(3,437,508)	$(2,109,325)

Weighted Average Common Shares outstanding – basic and diluted	11,124,633	11,062,339

Loss Per Common share – basic and diluted	$(0.31)	$(0.19)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,437,508)	$(2,109,325)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	23,140	55,691
Amortization of intangible assets	14,687	29,419
Amortization of deferred financing costs	44,216	22,713
Amortization of debt discount	—	12,238
Share-based compensation	259,912	157,860
Interest added to note	858,151	—
Change in assets and liabilities:
Accounts receivable	(129,049)	(96,329)
Inventory	(269,144)	(365,796)
Prepaid expenses and other	45,223	(106,033)
Accounts payable and accrued expenses	(60,814)	(78,727)

Net cash used for operating activities	(2,651,186)	(2,478,289)

Cash flows from investing activities:
Purchase of property and equipment	(26,007)	(29,313)
Acquisition of intangible assets	(31,415)	(41,236)

Net cash used for investing activities	(57,422)	(70,549)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,654	63
Payment of fractional shares from Merger	—	(59)

Net cash provided by financing activities	1,654	4

Net decrease in cash and cash equivalents	(2,706,954)	(2,548,834)
Cash and cash equivalents, beginning of year	13,907,401	8,190,781

Cash and cash equivalents, end of period	$11,200,447	$5,641,947
Supplemental disclosures of cash flow activity:
Cash paid for interest	$172,527	$125,125

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012, which are included in the Annual Report on Form 10-K for the year ended December 31, 2012. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation

2. Organization and Business

Business Summary

The Company is a leading regenerative medicine company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, the Company has developed and licensed, patented and patent pending technologies. The Company’s innovative approach to regenerative medicine has resulted in first-in-class products that will define their product categories. AxoGen’s products offer a full suite of surgical nerve reconstruction solutions including Avance® Nerve Graft, which the Company believes is the only commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa ExtraCellular Matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce coaptation sites while preventing soft tissue attachments.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Revenues for products are recognized when products are delivered to the customer, at which time title passes to the customer. Once a product is delivered, the Company has no further performance obligations. Delivery is defined as delivery to a customer location or contracted distribution location. At such time, this product cannot be sold to any other customer. Fees charged to customers for storage and shipping of products are recognized as revenues when products are shipped to the customer or end user.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of March 31, 2013 and December 31, 2012, there were no amounts deemed uncollectible and there was no allowance for doubtful accounts recorded.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
Finished goods	$2,246,213	$2,143,176
Work in process	149,561	145,156
Raw materials	1,024,479	862,777

	$3,420,253	$3,151,109

Inventories were net of reserve of approximately $459,000 and $538,000 at March 31, 2013 and December 31, 2012, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2009 through 2012; currently there are no examinations in process.

Share-Based Compensation

AxoGen’s 2010 Stock Incentive Plan is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes-Merton option pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded for the periods prior to October 1, 2011, and based on the Company’s common stock for periods subsequent to that date. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock during the periods reflected herein and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the three months ended March 31:

Three months ended March 31,	2013	2012
Expected term (in years)	4.0	4.0
Expected volatility	84.90%	118.17%
Risk free rate	0.56%	0.62%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the three months ended March 31, 2013 and 2012 as they were deemed insignificant.

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

4. Intangible Assets

The Company’s intangible assets consist of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
License agreements	$802,994	$772,230
Patents	64,079	63,429
Less: accumulated amortization	(276,615)	(261,928)

Intangible assets, net	$590,458	$573,731

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over three years. Pending patent costs are not amortizable. Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $15,000 and $29,000, respectively. As of March 31, 2013, future amortization of license agreements is expected to be approximately $44,000 for the remainder of fiscal 2013, $55,000 for 2014, $46,000 each year for 2015 through 2018.

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

Royalty fees were $47,031 and $37,265 during the three months ended March 31, 2013 and 2012, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

5. Notes Payable

Notes Payable consists of the following:

	March 31, 2013 (unaudited)	December 31, 2012
Revenue Interest Purchase Agreement with PDL BioPharma, Inc. (“PDL”) for aggregate of $20,800,000 with amounts payable monthly at a high single digit percentage based on the Net Revenues through September 2014; and the greater of (i) high single digit percentage of product revenue or (ii) specific quarterly amounts varying from approximately $1.3 million to $2.5 million per quarter through September 2020.	$22,438,404	$21,580,252

Long-term Notes Payable	$22,438,404	$21,580,252

Notes Payable

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

Board Designee

Under the Royalty Contract, during the term of the Royalty Contract PDL is entitled to designate, and AxoGen shall appoint an individual designated by PDL, who shall serve on the Board of Directors of the Company (the “Board”) until the Company’s 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”). For the 2013 Annual Meeting and each annual meeting thereafter during the term of the Royalty Contract, the Board shall nominate and recommend the PDL designee as a director nominee to serve on the Board until the next annual meeting and shall include such nomination in AxoGen’s proxy statement for the 2013 Annual Meeting and each annual meeting thereafter, provided that the election of the PDL designee is subject to shareholders’ approval. Should at any time there become a vacancy on the Board as a result of (i) the resignation, death or removal of the PDL designee or (ii) such PDL designee failing to obtain the requisite approval of the Company’s shareholders at any annual or special meeting of the Company’s shareholders and where no other individual is elected to such vacancy, PDL shall have the right to designate an individual to fill such vacancy, and AxoGen shall take such actions necessary to appoint, such individual to the Board.

Preemptive Rights

Under the Royalty Contract, PDL has preemptive rights with respect to new issuances of AxoGen’s equity securities and securities convertible, exchangeable or exercisable into such equity securities.

Restriction on Dividends

Under the Royalty Contract, during the period from October 5, 2012 to December 4, 2016 (or the payment of the Put Price in the event PDL exercises its put option on or prior to December 4, 2016), AxoGen shall not, nor shall it permit any subsidiary to, declare, pay or make any dividend or distribution on any shares of the common stock or preferred stock of such entity (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of any such entity (collectively, “Restricted Payments”), except that: (i) each subsidiary may make direct or indirect Restricted Payments to the Company; and (ii) the Company and each subsidiary may purchase, redeem or otherwise acquire Equity Interests issued by it solely with the proceeds received from the substantially concurrent issue of new shares of its common stock or other common Equity Interests. For purposes of the Royalty Contract, “Equity Interests” of any person means any and all shares, rights to purchase, options, warrants, general, limited or limited liability partnership interests, member interests, participation or other equivalents of or interest in (regardless of how designated) equity of such entity, whether voting or nonvoting, including common stock, preferred stock, convertible securities or any other “equity security” (as such term is defined in Rule 3a11-1under the Securities Exchange Act of 1934, as amended).

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

The minimum contractual payments related to the note payable – revenue royalty are: 2013- a high single digit royalty rate applied to net revenues as defined in the agreement; 2014- a high single digit royalty rate applied to net revenues for the first three quarters plus $1,250,805 in the fourth quarter of 2014; 2015-$6,781,440; 2016-$9,232,642,: 2017—$9,000,000; and $25,002,000 thereafter.

6. Stock Options

The Company granted 153,000 shares of stock options pursuant to its 2010 Stock Incentive Plan for the three months ended March 31, 2013. Stock-based compensation expense was $259,912 and $157,860 for the three months ended March 31, 2013 and 2012, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $1,437,000 at March 31, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”) after the Merger (as defined below), and AC before the Merger.

OVERVIEW

AxoGen is a leading regenerative medicine company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical reconstruction and regeneration of peripheral nerves, AxoGen has developed and licensed patented and patent pending technologies. AxoGen’s innovative approach to regenerative medicine has resulted in first-in-class products that will define their product categories. AxoGen’s products offer a full suite of surgical nerve reconstruction solutions including Avance® Nerve Graft, which the Company believes is the only commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa ExtraCellular Matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce coaptation sites while preventing soft tissue attachments.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of sales to new accounts and increased product usage by existing accounts. AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term, even though in the near term revenue growth may lag behind expense increase.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

Revenues for the three months ended March 31, 2013 increased 29.6% to approximately $2,143,000 as compared to approximately $1,653,000 for the three months ended March 31, 2012. This increase was primarily a result of sales to new accounts and increased product usage by existing accounts.

Gross Profit

Gross profit for the three months ended March 31, 2013 increased 30.4% to approximately $1,583,000 as compared to approximately $1,214,000 for the three months ended March 31, 2012, primarily attributable to the increased revenues in the first quarter of 2013, manufacturing efficiencies and a product price increase instituted in March 2013, partially offset by an increase in the inventory reserve. As a result, gross margin also improved to 73.9% for the three months ended March 31, 2013 as compared to 73.4% for the same period in 2012.

Costs and Expenses

Total cost and expenses increased 23.8% to approximately $3,906,000 for the three months ended March 31, 2013 as compared to approximately $3,155,000 for the three months ended March 31, 2012. These increases were primarily due to increasing sales and marketing activities and increases in salaries as AxoGen hired additional personnel to meet its current and expected growth. To a lesser extent, these increases were also attributable to expenses associated with being a public company and research and development costs associated with the Company’s preparation for its clinical trial. As a percentage of revenues, total operating expenses were 182.3% for the three months ended March 31, 2013 as compared to 190.9% for the three months ended March 31, 2012. Such lower total costs and expenses as a percentage of revenue were primarily a result of the Company’s revenue increase outpacing costs and expenses increase.

Sales and marketing expenses increased 16.3% to approximately $1,894,000 for the three months ended March 31, 2013 as compared to approximately $1,629,000 for the three months ended March 31, 2012. This increase was primarily due to expansion of the direct sales force and increased support for both its direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 88.4% for the three months ended March 31, 2013 compared to 98.5% for the three months ended March 31, 2012. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing costs and expenses increase.

General and administrative expenses increased 30.5% to approximately $1,606,000 for the three months ended March 31, 2013 as compared to approximately $1,231,000 for the three months ended March 31, 2012. As a percentage of revenues, general and administrative expenses were 74.9% for the three months ended March 31, 2013 as compared to 74.5% the three months ended March 31, 2012. The increase was a result of increased payroll and benefits, public company related expenditures, travel and other general expenses.

Research and development expenses increased approximately 37.5% to approximately $407,000 in the three months ended March 31, 2013 as compared to approximately $296,000 for the three months ended March 31, 2012. Development includes AxoGen’s clinical efforts and substantially all of the increase in research and development expenses from 2012 to 2013 related to expenditures for such clinical activity. Because AxoGen’s products are developed for sale in their current use, it conducts limited direct research and product development, but intends to pursue new products and new applications for existing products in the future that may result in increased spending.

Other Income and Expenses

Interest expense increased 754% to approximately $1,068,000 for the three months ended March 31, 2013 as compared to approximately $125,000 for the three months ended March 31, 2012. This increase was primarily due to the interest accrued related to PDL. As a result of the accounting treatment for the PDL transaction, interest expense included approximately $895,000 of non-cash expense that is expected to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. Other than the $895,000 non-cash expense, the remaining $173,000 in interest expense for the three months ended March 31, 2013 is related to cash paid for interest on the note payable. The $125,000 interest expense for the three months ended March 31, 2012 was cash paid for interest on the previous debt.

Interest expense—deferred financing costs increased 25.7% to approximately $44,000 for the three months ended March 31, 2013 as compared to approximately $35,000 for the three months ended March 31, 2012. This increase is primarily due to higher deferred financing cost amortization associated with the PDL agreement when compared to the previous bank debt.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended March 31, 2013 and 2012 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Note Payable

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. Proceeds from the PDL transaction were used to fully repay a prior credit facility and extinguish AxoGen’s long-term debt obligations thereunder.

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

The Company had no material commitments for capital expenditures at March 31, 2013.

Cash Flow Information

AxoGen had working capital of approximately $14,523,000 and a current ratio of 11.6 at March 31, 2013, compared to working capital of $16.8 million and a current ratio of 12.4 at December 31, 2012. The decrease in working capital and the current ratio at March 31, 2013 as compared to December 31, 2012 was primarily due to the use of working capital for operations in excess of revenues. The Company believes it has sufficient cash resources to meet its liquidity requirements for the next 12 months. AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, cost of products and acquisition and/or development of new products pursuant to the PDL transaction.

As a result of AxoGen’s continuing capital needs and other factors, it is considering to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount. During the three months ended March 31, 2013, the Company had a net decrease in cash and cash equivalents of approximately $2,707,000 as compared to a net decrease of cash and cash equivalents of approximately $2,549,000 in the three months ended March 31, 2012. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $2,651,000 of cash for operating activities in the three months ended March 31, 2013, as compared to using approximately $2,478,000 of cash for operating activities in the three months ended March 31, 2012. This increase in cash used in operating activities is primarily attributed to the net loss generated in the three months ended March 31, 2013, along with an increase in our accounts receivable and inventory.

Cash used for investing activities

Investing activities for the three months ended March 31, 2013 used approximately $57,000 of cash as compared to using approximately $71,000 of cash in the three months ended March 31, 2012. This increase in use is principally attributable to the purchase of certain fixed and intangible assets.

Cash provided by financing activities

Financing activities in the three months ended March 31, 2013 provided $1,654 of cash as compared to providing $0 of cash in the three months ended March 31, 2012. The Company did not incur any debt issuance costs in 2013.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II –OTHER INFORMATION

ITEM 1 – Legal Proceedings

The Company is not a party to any material litigation as of March  31, 2013.

ITEM 1A – RISK FACTORS

The Company faces a number of risks and uncertainties. In addition to the other information in this report and the Company’s other filings with the Securities and Exchange Commission, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these risk factors. If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

*10.1	Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB††	XBRL Extension Labels Linkbase.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated April 30, 2013	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer (Principal Executive Officer)

/s/ Gregory G. Freitag
Gregory G. Freitag Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011).

*10.1	Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB††	XBRL Extension Labels Linkbase.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.