Form 10-K/A
period 2012-12-31
AxoGen, Inc.
filed 2013-08-07
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

AxoGen, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission (the “SEC”) regarding a request for confidential treatment of certain portions of Exhibit 10.6.1 (Revenue Interests Purchase Agreement (the “Royalty Contract”), dated as of October 5, 2012, between the Company and PDL BioPharma, Inc. (“PDL”)) and Exhibit 10.6.2 originally filed with the Form 10-K. In response to SEC comments, this Amendment is being filed solely to (i) update certain sections of the Form 10-K to disclose certain information relating to the Royalty Contract that were omitted in the Form 10-K in accordance with the confidential treatment request, and (ii) file revised Exhibits 10.6.1 and 10.6.2 to disclose such additional information in the Royalty Contract and supply missing schedules and exhibits to Exhibits 10.6.1 and 10.6.2. Certain portions of Exhibits 10.6.1 and 10.6.2 remain omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC.

Each of Exhibits 10.6.1 and Exhibit 10.6.2 filed with this Amendment supersedes in its entirety the version of Exhibit 10.6.1 and Exhibit 10.6.2, respectively, previously filed with the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events that occurred after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment, other than certain changes to disclose additional information relating to the Royalty Contract described above. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

i

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

PDL BioPharma, Inc. Revenue Interests Purchase Agreement

General

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which AxoGen sold to PDL the right to receive specified royalties on AxoGen’s Net Revenues generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and

AxoGuard® Nerve Protector. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments based on a 9.95% royalty rate of AxoGen’s Net Revenues, subject to certain agreed upon minimum payment requirements of approximately $1.3 to $2.5 million per quarter, which begin in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to AxoGen was the Funded Amount of $20,800,000, including $19,050,000 PDL paid to AxoGen on October 5, 2012, and $1,750,000 PDL paid to AxoGen on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between AxoGen and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.

Put Option

Under the Royalty Contract, on October 5, 2016, or in the event of the occurrence of a material adverse event, our transfer of revenue interest or substantially all of our interest in the products or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the “Put Price.” The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 20% internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) AxoGen owed to PDL.

Change of Control; Call Option

In addition, in the event of a “Change of Control”, AxoGen must repurchase the assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 32.5% internal rate of return to PDL on all payments made by PDL pursuant to the Royalty Contract as of the date of the Change of Control Payment (as defined in the Royalty Contract), taking into account the amount and timing of all payments made by AxoGen to PDL (and retained by PDL) prior to and as of the date of payment of the Change of Control Payment, plus (ii) any Delinquent Assigned Interests Payment owed. In addition, at any time after October 5, 2016, AxoGen, at its option, can call the Royalty Contract for a price equal to the Change of Control Price.

Board Designee

Under the Royalty Contract, during the term of the Royalty Contract, PDL is entitled to designate, and AxoGen shall appoint an individual designated by PDL, who shall serve on the Board of Directors of AxoGen (the “Board”) until AxoGen’s 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”). For the 2013 Annual Meeting and each annual meeting thereafter during the term of the Royalty Contract, the Board shall nominate and recommend the PDL designee as a director nominee to serve on the Board until the next annual meeting and shall include such nomination in AxoGen’s proxy statement for the 2013 Annual Meeting and each annual meeting thereafter, provided that the election of the PDL designee is subject to shareholders’ approval. Should at any time there become a vacancy on the Board as a result of (i) the resignation, death or removal of the PDL designee or (ii) such PDL designee failing to obtain the requisite approval of AxoGen’s shareholders at any annual or special meeting of AxoGen’s shareholders and where no other individual is elected to such vacancy, PDL shall have the right to designate an individual to fill such vacancy, and AxoGen shall take such actions necessary to appoint, such individual to the Board. AxoGen was required to have taken all actions necessary at or prior to the Closing to ensure there is a vacancy on the Board as of the Closing to permit the appointment of the PDL designee to the Board as of the Closing. PDL has exercised this right and nominated John P. McLaughlin, PDL’s President and Chief Executive Officer. On October 5, 2012, upon the Closing, the Board approved to increase its size from seven directors to eight directors, and Mr. McLaughlin was elected to the Board to serve until the 2013 Annual Meeting.

Preemptive Rights

Under the Royalty Contract, PDL has preemptive rights with respect to new issuances of AxoGen’s equity securities and securities convertible, exchangeable or exercisable into such equity securities, subject to certain restrictions, including restrictions regarding issuance of securities in a registered public offering by the Company.

Restriction on Dividends

Under the Royalty Contract, during the period from the October 5, 2012 to December 4, 2016 (or the payment of the Put Price in the event PDL exercises its put option on or prior to December 4, 2016), AxoGen shall not, nor shall it permit any subsidiary to, declare, pay or make any dividend or distribution on any shares of the common stock or preferred stock of such entity (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of any such entity (collectively, “Restricted Payments”), except that: (i) each subsidiary may make direct or indirect Restricted Payments to AxoGen; and (ii) AxoGen and each subsidiary may purchase, redeem or otherwise acquire Equity Interests issued by it solely with the proceeds received from the substantially concurrent issue of new shares of its common stock or other common Equity Interests. For purposes of the Royalty Contract, “Equity Interests” of any person means any and all shares, rights to purchase, options, warrants, general, limited or limited liability partnership interests, member interests, participation or other equivalents of or interest in (regardless of how designated) equity of such entity, whether voting or nonvoting, including common stock, preferred stock, convertible securities or any other “equity security” (as such term is defined in Rule 3a11-1 under the Securities Exchange Act of 1934, as amended).

Guarantee and Collateral Agreement

In connection with the Royalty Contract, on October 5, 2012, AxoGen and AxoGen Corporation (“AC”) entered into a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with PDL, pursuant to which (i) AC unconditionally and irrevocably guarantees to PDL the prompt and complete payment and performance by AxoGen when due of the “Secured Obligations,” which include AxoGen’s obligations under the Royalty Contract, and any other obligations that AxoGen may owe to PDL under the Royalty Contract and other transaction documents; and (ii) each of AxoGen and AC grants to PDL a security interest in certain collateral as specified in the Guarantee and Collateral Agreement for the prompt and complete payment and performance when due of the Secured Obligations.

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

AxoGen is a party to a Royalty Contract which requires it to pay royalty fees that could materially adversely affect its financial position.

On October 5, 2012, AxoGen entered intothe Royalty Contract with PDL, pursuant to which AxoGen sold to PDL the right to receive specified royalties on AxoGen’s Net Revenues generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector (the Assigned Interests as defined in the Royalty Contract). The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments, currently paid weekly, based on a 9.95% royalty rate of AxoGen’s Net Revenues, subject to certain agreed upon minimum guaranteed quarterly payment amounts of approximately $1.3 to $2.5 million per quarter that commence in the quarter ending December 31, 2014. The minimum annual payment amounts are as follows: 2014 — $1,250,805, 2015 — $6,781,440, 2016 — $9,232,642, 2017 and 2018 — $9,000,000, 2019 — $9,063,000 and 2020 — $6,939,000. Further, on October 5, 2016, or in the event of the occurrence of a material adverse event, our transfer of revenue interest or substantially all of our interest in the products or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests (the “Put”) at the Put Price (as defined in the Royalty Contract). The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 20% internal rate of return to PDL (the “Put Rate”) on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any “Delinquent Assigned Interests Payment” (as defined in the Royalty Contract) AxoGen owed to PDL. For purposes of estimating the effective interest rate of the Royalty Contract, we considered that the effective rate of 20% (currently the Put Rate) is currently slightly higher than the implicit rate of return and, as a result, we assume for accounting purposes that PDL will exercise its put option in order to receive the higher rate of return. However we have no actual knowledge or other indications of PDL’s intent to do so.

During 2012, AxoGen’s monthly expenses exceeded its revenues and thus it operated at a cash loss. Royalty payments to PDL are owed without consideration to any negative affect it has on AxoGen’s cash or loss position. In addition, minimum payments under the Royalty Contract start in October 2014 and if AxoGen is required to pay an amount greater than the royalty fee, AxoGen would have an even greater cash burden. Finally, there is no assurance that AxoGen will have sufficient capital to pay the Put Price if it was exercised. If AxoGen does not have sufficient cash to pay PDL, AxoGen would need to raise additional capital. The sale of additional equity to further finance the company may result in dilution to AxoGen’s shareholders. There is no assurance that if AxoGen is required to secure funding it can do so on terms acceptable to it, or at all. The increasing need for capital as the PDL transaction matures could also make it more difficult to obtain funding through either equity or debt. See “Notes to Consolidated Financial Statements — Footnote 7 Long-Term Debt/Note Payable.”

PDL Royalty Contract has Change of Control provision that could have material impact on price received by AxoGen shareholders in the event of a Change of Control.

In the event of a “Change of Control” (as defined in the Royalty Contract), AxoGen must repurchase the Assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is the sum of (i) an amount that, when paid to PDL, would generate an internal rate of return to PDL of thirty-two and one half percent (32.5%) on all payments made by PDL pursuant to the Royalty Contract as of the date of the Change of Control Payment (as defined in the Royalty Contract), taking into account the amount and timing of all payments made by AxoGen to PDL (and retained by PDL) prior to and as of the date of payment of the Change of Control Payment, plus (ii) any Delinquent Assigned Interests Payment owed. For purposes of example only, the Change of Control payment at December 31, 2012 would have been $22,064,000. Payment of the Change of Control Price could materially reduce the consideration to be received by AxoGen shareholders if the Change of Control event was in conjunction with the acquisition of the Company.

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

Effective Interest Rate on Note Payable

The PDL Royalty Contract is accounted for as long-term debt. The Company records interest using its best estimate of the effective interest rate. This estimate takes into account both the internal rate of return (IRR) of the PDL agreement and the rate of return as the result of exercise of the Put option. The IRR of the PDL Royalty Contract is based on the actual payments to date, projected future revenues and required minimum payments, and is calculated at 19.81%. The PDL Royalty Contract Put option provides PDL a 20% return, if exercised. As a result of the return of the Put option being higher than the IRR of the PDL agreement, management believes the best estimate of the effective interest rate on this instrument would be the Put rate. As a result, the Company is accruing interest using the specified internal rate of return for the Put which is 20%. We currently have no knowledge of PDL’s intent to exercise the Put, but will monitor this on an ongoing basis. From time to time, the Company will reevaluate the expected cash flows and may adjust the effective interest rate. Since inception of the Royalty Contract, if the interest rate utilized were to change by 1% the effect on interest expense through December 31, 2012 would increase or decrease by approximately $51,000. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams and PDL’s ultimate decision to exercise the Put. Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

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

Other Income and Expenses

Interest expense increased 27% to approximately $1,391,000 for the year ended December 31, 2012 as compared to approximately $1,095,000 for the year ended December 31, 2011. This increase was a result of the interest expense related to the PDL transaction. As a result of the accounting treatment for the PDL transaction, interest expense included approximately $780,000 of non-cash expense that is expected to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. The $780,000 of non cash expense was derived from taking the total amount of imputed interest for the year ended December 31, 2012 on the PDL agreement less the actual cash payment made to PDL for that period. Excluding this non-cash component, cash paid for interest decreased in 2012 by approximately $381,000 compared to 2011 as a result of accrued interest on convertible debt and an increased interest rate on borrowed money in 2011 not recurring in 2012.

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

Liquidity and Capital Resources

Long-Term Debt / Note Payable

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. Proceeds from the PDL transaction were used to fully repay the MidCap Loan, as defined below, and extinguish AxoGen’s long-term debt obligations thereunder. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments currently paid weekly based on a 9.95% royalty rate of certain of the Company’s Net Revenues (the “Assigned Interests”), subject to certain guaranteed quarterly payment amounts of approximately $1.3 to $2.5 million per quarter that commence in the quarter ending December 31, 2014. The minimum annual payment amounts are as follows: 2014 - $1,250,805, 2015 - $6,781,440, 2016 - $9,232,642, 2017 and 2018 - $9,000,000, 2019 - $9,063,000 and 2020 - $6,939,000. The royalty payment is based on only that portion of Company Net Revenue that is generated by the sale, distribution or other use of the Company’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector (the “Acquired Revenues”), which at this time represents all of the Company’s Net Revenue with the exception of shipping and handling fees which represent less than 2.3% of total revenues. Future revenue, if any, from other products or services will not be subject to the PDL royalty payment. Further, on October 5, 2016, or in the event of the occurrence of a material adverse event, our transfer of revenue interest or substantially all of our interest in the products or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the Put Price. The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 20% internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any Delinquent Assigned Interests Payment AxoGen owed to PDL. Although we have no knowledge of PDL’s intent to exercise the Put, based on actual payments to date, projected future revenues and the required minimum payments, we currently believe the Put Rate is the best estimate of the effective interest rate of the Royalty Contract. Finally, in the event of a Change of Control, AxoGen must repurchase the Assigned Interests from PDL for a repurchase price equal to the Change of Control Price on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is the sum of (i) an amount that, when paid to PDL, would generate an internal rate of return to PDL of thirty-two and one half percent (32.5%) on all payments made by PDL pursuant to the Royalty Contract as of the date of the Change of Control Payment, taking into account the amount and timing of all payments made by AxoGen to PDL (and retained by PDL) prior to and as of the date of payment of the Change of Control Payment, plus (ii) any Delinquent Assigned Interests Payment owed. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

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

The Company had no material commitments for capital expenditures at December 31, 2012 or 2011. Under the Royalty Contract, the Company sold to PDL the Acquired Revenues and PDL is to receive for eight years the Assigned Interests, i.e., a royalty payment based on a 9.95% royalty rate of the Company’s Net Revenues, subject to certain agreed upon minimum payments of approximately $1.3 to $2.5 million per quarter, and was provided the Put and receives certain payments in the event of a Change of Control. The total consideration PDL paid to the Company was $20,800,000, including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012, pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties under the Royalty contract, which was concurrent with its execution, the Interim Royalty Contract was terminated. Proceeds from the PDL Royalty Contract transaction where used to fully repay the MidCap Loan and extinguish AxoGen’s obligations thereunder. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests. In the event that the Company is unable to generate revenue in excess of its PDL Assigned Interests payments and other expenses, or PDL were to exercise the Put at a time when the Company did not have sufficient capital to pay the Put Price, AxoGen would need to raise additional capital. There is no assurance that if AxoGen is required to secure funding it can do so on terms acceptable to it, or at all, and its liquidity would be severely compromised.

Cash Flow Information

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. Proceeds from the PDL transaction were used to fully repay the MidCap Loan, and extinguish AxoGen’s long-term debt obligations thereunder. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments currently paid weekly based on a 9.95% royalty rate of certain of the Company’s Net Revenues (the “Assigned Interests”), subject to certain guaranteed quarterly payment amounts of approximately $1.3 to $2.5 million per quarter that commence in the quarter ending December 31, 2014. The minimum annual payment amounts are as follows: 2014 - $1,250,805, 2015 - $6,781,440, 2016 - $9,232,642, 2017 and 2018 - $9,000,000, 2019 - $9,063,000 and 2020 - $6,939,000. The royalty payment is based on only that portion of Company Net Revenue that is generated by the sale, distribution or other use of the Company’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector (the “Acquired Revenues”), which at this time represents all of the Company’s Net Revenue with the exception of shipping and handling fees which represent less than 2.3% of total revenues. Future revenue, if any, from other products or services will not be subject to the PDL royalty payment. Further, on October 5, 2016, or in the event of the occurrence of a material adverse event, our transfer of revenue interest or substantially all of our interest in the products or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the Put Price. The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 20% internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any Delinquent Assigned Interests Payment AxoGen owed to PDL. Although we have no knowledge of PDL’s intent to exercise the Put, based on actual payments to date, projected future revenues and the required minimum payments, we currently believe the Put Rate is the best estimate of the effective interest rate of the Royalty Contract. Finally, in the event of a Change of Control, AxoGen must repurchase the Assigned Interests from PDL for a repurchase price equal to the Change of Control Price on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is the sum of (i) an amount that, when paid to PDL, would generate an internal rate of return to PDL of thirty-two and one half percent (32.5%) on all payments made by PDL pursuant to the Royalty Contract as of the date of the Change of Control Payment, taking into account the amount and timing of all payments made by AxoGen to PDL (and retained by PDL) prior to and as of the date of payment of the Change of Control Payment, plus (ii) any Delinquent Assigned Interests Payment owed. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

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

AxoGen had working capital of approximately $16.8 million and a current ratio of 12.4 at December 31, 2012, compared to a working capital of $8.8 and a current ratio of 5.4 at December 31, 2011. The increase in working capital and the current ratio at December 31, 2012, compared to December 31, 2011, was primarily due to the Royalty Contract with PDL. The Company believes it has sufficient cash resources to meet its liquidity requirements for the next 12 months. AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, and the corresponding royalty payments of approximately $1.3 to $2.5 million per quarter due to PDL and pursuant to AxoGen’s licensing agreements in connection with Avance® Nerve Graft, cost of products and acquisition and/or development of new products. In particular, if revenue does not increase by fourth quarter 2014 to a level whereby the 9.95% royalty owed to PDL on AxoGen’s gross revenues exceeds the PDL minimum royalty payments at such time of approximately $1.3 million, and such differential continues, or grows larger as the PDL minimum royalty payments increase, AxoGen would face increasing capital needs. Such capital needs could be substantial depending on the extent to which AxoGen is unable to increase revenue. If the Company requires additional capital it could seek to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital as the PDL transaction matures could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to AxoGen, as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

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

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(9,417,958)	$(9,219,220)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	187,749	273,528
Amortization of intangible assets	127,080	67,147
Loss on impairment	299,654	—
Loss on abandonment of license	147,826	—
Amortization of deferred financing costs	352,667	1,223,126
Amortization of debt discount	161,529	23,643
Stock-based compensation	495,077	250,044
Directors Stock Compensation	—	15,000
Stock grant for service	21,375	—
Cancellation of shares	(14,999)	—
Change in fair value of warrant liability	—	(62,305)
Interest added to note payable	780,252	55,562
Change in assets and liabilities:
Accounts receivable	(252,435)	(368,954)
Inventory	(1,390,570)	142,249
Prepaid expenses and other	(53,757)	20,070
Accounts payable and accrued expenses	(105,348)	500,820

Net cash used for operating activities	(8,661,858)	(7,079,290)

Cash flows from investing activities:
Purchase of property and equipment	(48,459)	(20,610)
Acquisition of intangible assets	(78,825)	(68,856)
Cash acquired with Merger	—	7,201,638

Net cash (used for) provided by investing activities	(127,284)	7,112,172

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,500,000
Proceeds from issuance of note payable	15,961,294	—
Proceeds from issuance of common stock	—	1,000,000
Repayments of long-term debt	(161,292)	(4,732,857)
Debt issuance costs	(1,309,834)	(434,772)
Proceeds from exercise of stock options	15,652	26,480
Merger	(58)	—

Net cash provided by financing activities	14,505,762	6,358,851

Net increase in cash and cash equivalents	5,716,620	6,391,733
Cash and cash equivalents, beginning of year	8,190,781	1,799,048

Cash and cash equivalents, end of period	$13,907,401	$8,190,781

Supplemental disclosures of cash flow activity:
Cash paid for interest	$649,108	$1,029,753
Supplemental disclosure of non-cash investing and financing activities:
Payments of long term debt with proceeds from note payable (this amount represents a payment made by PDL directly to MidCap Financial SBIC, LP)	$4,838,706	$—
Conversion of preferred stock, convertible debt and accrued interest into common stock		21,497,955
Accretion of dividends of Series B preferred stock	—	292,330
Accretion of dividends of Series C preferred stock	—	515,577
Accretion of dividends of Series D preferred stock	—	220,444

Preferred stock dividend payable forfeited with the Merger	—	7,076,729
Warrant Liability forfeited with the Merger	—	2,607,510
Debt discount related to warrants issued with debt	—	173,736
Net assets acquired on Merger	—	11,847,916
Note and accrued interest retired with the Merger	—	4,555,562
Directors stock compensation included in prepaid expenses	—	60,000

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

7.	Long-Term Debt / Note Payable

Long-term debt / note payable consists of the following:

	December 31, 2012	December 31, 2011
Loan and Security Agreement with financial institutions for aggregate of $5,000,000 with 9.9% interest payable monthly through September 2012; principal and interest payable monthly for the 30 months thereafter maturing on April 1, 2015, collateralized by all the assets of the Company and subject to certain financial covenant restrictions including minimum revenue requirements	$—	$5,000,000

Revenue Interest Purchase Agreement with PDL for aggregate of $20,800,000 with amounts payable monthly at 9.95% of Net Revenues through September 2014; and the greater of (i) 9.95% of product revenue or (ii) specific quarterly amounts varying from approximately $1.3 million to $2.5 million per quarter through September 2020. The minimum annual payment amounts are as follows: 2014 — $1,250,805, 2015 — $6,781,440, 2016 — $9,232,642, 2017 and 2018 — $9,000,000, 2019 — $9,063,000 and 2020 — $6,939,000.	21,580,252	—

Total debt	21,580,252	5,000,000
Less unamortized debt discount	—	(161,529)
Less current portion	—	(434,734)

Long-term portion	$21,580,252	$4,403,737

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL, pursuant to which the Company sold to PDL the right to receive specified royalties of 9.95% on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments based on a royalty rate of 9.95% of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements of approximately $1.3 to $2.5 million per quarter which begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.

The Company records interest using its best estimate of the effective interest rate, currently the Company is accruing interest using the specified internal rate of return of the put option of 20%. From time to time, the Company will reevaluate the expected cash flows and may adjust the effective interest rate. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams. Payments made to PDL consist of interest and principal. Based on current calculations of repayments, using actual payments to date, an estimate of future revenue streams and an estimated effective rate of 20% (calculated using the put rate in the agreement), principal payments are scheduled to begin in April 2015. All payments made prior to this date are interest only payments.

Put Option

Under the Royalty Contract, on October 5, 2016, or in the event of the occurrence of a material adverse event, our transfer of revenue interest or substantially all of our interest in the products or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the “Put Price.” The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL of 20% on the Funded Amount, taking into consideration payments made to PDL by the Company, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) the Company owed to PDL.

Change of Control; Call Option

In addition, in the event of a “Change of Control” (as defined in the Royalty Contract), the Company must repurchase the assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a specified internal rate of return to PDL of thirty-two and one half percent (32.5%) on the Funded Amount, taking into consideration payments made to PDL by the Company, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) the Company owed to PDL. In addition, at any time after October 5, 2016, the Company, at its option, can call the Royalty Contract for a price equal to the Change of Control Price.

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

Preemptive Rights

Under the Royalty Contract, PDL has preemptive rights with respect to certain new issuances of AxoGen’s equity securities and securities convertible, exchangeable or exercisable into such equity securities.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) The following financial statements are filed herewith in Item 8 of Part II of this annual report on Form 10-K:

(i)	Consolidated Balance Sheets

(ii)	Consolidated Statement of Operations

(iii)	Consolidated Statements of Stockholders’ Equity

(iv)	Consolidated Statements of Cash Flows

(v)	Notes to Consolidated Financial Statements

(3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Exhibit 2.1 to LecTec Corporation’s Current Report on Form 8-K filed on June 2, 2011)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A2 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A3 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

**10.1	Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.2	Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.3	Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.1	Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.2	Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.5.1	Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.5.2	Amendment dated March 14, 2012 to Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

+10.6.1	Revenue Interests Purchase Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and PDL BioPharma, Inc.

+10.6.2	Guarantee and Collateral Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and AxoGen Corporation and PDL BioPharma, Inc.

10.6.3	Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.7	LecTec Corporation 2010 Stock Incentive Plan, Amended and Restated on September 27, 2011 (incorporated by reference to Appendix E to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

***10.8.1	Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.8.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.1	Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.10	Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

***10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.16	Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2009)

*10.17	Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

10.19	Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

*10.20	Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

***10.21	Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

***10.22	Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.23	Second Amendment dated February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (Previously filed)

10.24.1	Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.24.2	First Amendment to Loan and Security Agreement dated August 14, 2012, by and between AxoGen, Inc. and Midcap Financial SBIC, LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.24.3	Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

21.1	Subsidiary of the Registrant (Previously filed)

+23.1	Consent of Lurie Besikof Lapidus & Company, LLP

24.1	Power of Attorney (Previously filed)

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	AxoGen, Inc. press release, dated March 12, 2013 (Previously filed)

+101	Interactive Data File

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.
***	Management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2013.

AXOGEN, INC

/s/ KAREN ZADEREJ
Karen Zaderej
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 31, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Exhibit 2.1 to LecTec Corporation’s Current Report on Form 8-K filed on June 2, 2011)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A2 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 9, 2011, among LecTec Corporation, Nerve Merger Sub Corp. and AxoGen Corporation (incorporated by reference to Appendix A3 to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

**10.1	Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.2	Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.3	Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.1	Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.4.2	Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.5.1	Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.5.2	Amendment dated March 14, 2012 to Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

+10.6.1	Revenue Interests Purchase Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and PDL BioPharma, Inc.

+10.6.2	Guarantee and Collateral Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and AxoGen Corporation and PDL BioPharma, Inc.

10.6.3	Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.7	LecTec Corporation 2010 Stock Incentive Plan, Amended and Restated on September 27, 2011 (incorporated by reference to Appendix E to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

***10.8.1	Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.8.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.1	Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.2	Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.10	Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

***10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

10.16	Settlement Agreement and Mutual Release, dated May 29, 2009, by and between LecTec Corporation and The Mentholatum Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2009)

*10.17	Supply and License Agreement, entered into as of January 1, 2004, by and between Novartis Consumer Health, Inc. and LecTec Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.18	Term Sheet between Endo Pharmaceuticals Inc. and LecTec Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

10.19	Settlement and License Agreement, dated November 11, 2009, by and between LecTec Corporation and Endo Pharmaceuticals Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2009)

*10.20	Settlement Agreement and Mutual Release, dated December 18, 2009, by and between LecTec Corporation and Johnson & Johnson Consumer Companies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

***10.21	Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

***10.22	Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.23	Second Amendment dated February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (Previously filed)

10.24.1	Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.24.2	First Amendment to Loan and Security Agreement dated August 14, 2012, by and between AxoGen, Inc. and Midcap Financial SBIC, LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.24.3	Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

21.1	Subsidiary of the Registrant (Previously filed)

+23.1	Consent of Lurie Besikof Lapidus & Company, LLP

24.1	Power of Attorney (Previously filed)

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	AxoGen, Inc. press release, dated March 12, 2013 (Previously filed)

+101	Interactive Data File

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.
***	Management contract or compensatory plan or arrangement.
+	Filed herewith.