Form 10-K
period 2013-12-31
AxoGen, Inc.
filed 2014-03-06
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2013

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              TO

Commission File Number: 0-16159

AXOGEN, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1301878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13631 Progress Blvd., Suite 400 Alachua, FL	32615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (386)-462-6800

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2013, the value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $25,236,771 based upon the last reported sale price of the Common Stock at that date by the Over-the-Counter Bulletin Board.

The number of shares outstanding of the registrant’s Common Stock as of March 4, 2014 was 17,373,620 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.

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

PART I

ITEM 1.  BUSINESS

General

We are a leading medical technology company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of muscle function and/or feeling.

Nerves can be damaged in a number of ways. When a nerve is cut due to a traumatic injury or surgery, functionality of the nerve may be compromised, causing the nerve to no longer carry the signals to and from the brain to the muscles and skin. This type of injury generally requires a surgical repair. The traditional gold standard has been to either suture the nerve ends together directly without tension or to bridge the gap between the nerve ends with a less important nerve surgically removed from elsewhere in the patient’s own body referred to as nerve autograft. In addition, pressure on a nerve or blunt force trauma can cause nerve injuries that may require surgical intervention.

In order to improve the options available for the surgical repair and regeneration of peripheral nerves, AxoGen has developed and licensed patented and patent pending regenerative medicine technologies. AxoGen’s innovative approach to regenerative medicine has resulted in first-in-class products that it believes are redefining the peripheral nerve repair market. AxoGen’s products offer a full suite of surgical nerve repair solutions including Avance® Nerve Graft, the only off-the-shelf commercially available processed nerve allograft, human nerve tissue obtained from a donor, for bridging severed nerves without the comorbidities of a nerve autograft second surgical site, such as loss of feeling where the nerve was removed and potential pain at the donor site. The Company’s AxoGuard® line of products are a natural scaffold ExtraCellular Matrix, or ECM, derived from pig tissue. AxoGuard® Nerve Connector is used as a coaptation aid to facilitate the tensionless repair of severed nerves, and AxoGuard® Nerve Protector is used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.

AxoGen’s products are used by surgeons during surgical interventions to repair a wide variety of nerve injuries throughout the body.  These injuries range from a simple laceration of a finger to a complex brachial plexus injury (an injury to the network of nerves that originate in the neck) as well as nerve injuries caused by dental and other surgical procedures. Avance® Nerve Graft provides surgeons bridging material with the micro-architecture of a human nerve. This structure is essential and allows for bridging nerve gaps or discontinuities up to 70mm in length. Additionally, Avance® Nerve Graft has product and sales synergies with AxoGuard® Nerve Protector and AxoGuard® Nerve Connector. AxoGuard® products provide the unique features of pliability, suturability, and translucence for visualization of the underlying nerve, while also allowing the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the outermost layer of the nerve (nerve epineurium).

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

We believe the primary driver of sustained growth in the regenerative medical product market is continued favorable efficacy as compared to autograft tissue and synthetic medical products, and a wider understanding of this advantage by practitioners. Repair with nerve autograft requires a secondary recovery procedure to remove tissue from another location of the patient’s body to repair the injured area and can result in loss of function at the site of donation. Further, nerve autograft may also be costly and time consuming and may result in complications such as infection.  In addition to processed nerve allograft (Avance® Nerve Graft), alternatives to nerve autograft include hollow-tube synthetic or collagen-based medical products that are designed to provide some restoration of function but may be limited by biocompatibility with the body or manufacturing technologies and capabilities. Regenerative medical products often provide more desirable conditions for reconstruction and regeneration of tissue, creating a superior solution for patients and physicians.  AxoGen follows this trend, providing regenerative medical products for peripheral nerve repair.

Regenerative medicine products typically consist of and rely on:

i.   A scaffold or ECM to support the cells and/or provide the architecture of the tissue: and/or

ii.   Cells to regenerate or recellularize the scaffold.

AxoGen’s products are scaffolds, and the patients’ own body provides the cells to regenerate or recellularize these scaffolds.

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

Given the right conditions, peripheral nerves have the ability to regenerate.  Regenerating axons require the proper environmental conditions including; structure and guidance of axons in a tension and compression free environment.  In an untreated severe crush injury or transected nerve, errant axons that are not guided by the nerve sheath structure, or other mechanism, can form painful and ineffective nerve proliferation (neuromas).  This can then require revision surgery to relieve pain or bring back sensory and/or motor functionality. Therefore, the surgical treatment of nerve injuries is typically focused on restoring nerve functionality by providing structural guidance to regenerating axons while protecting the nerve to alleviate compression and tension.

Peripheral Nerve Regeneration Market Overview

Everyday patients suffer traumatic wounds to peripheral nerves severe enough to require surgical treatment, including injuries from motor vehicle accidents, collisions, gun wounds, dislocations, fractures, lacerations, or other forms of penetrating trauma.  Specifically, military service men and women may suffer severe wounds from explosions and other military-related injuries.  The peripheral nerves commonly injured from these traumas include the digital, median, ulnar, radial, facial, spinal accessory and brachial plexus nerves.  Based upon epidemiological studies regarding the number of trauma patients and incidence of peripheral nerve injury in the population, each year in the U.S. more than 1.4 million people suffer traumatic injuries to peripheral nerves resulting in at least 700,000 nerve repair procedures in the U.S. annually.  (“Health”, United States, 2011, Publication of U.S. Department of Health & Human Services; Noble, et al. J of Trauma Injury Infection and Critical Care 1998).

Beyond traumatic injury to nerves, nerve damage also occurs due to surgical intervention and represents an opportunity for surgical repair.  Some of these nerve cases occur after certain dental and oral surgery procedures such as third molar extractions and placement of dental implants during which an injury may be caused to the trigeminal nerve.  This can result in numbness in certain areas of the face and mouth.  In addition, nerves can be severed during the removal of cancerous tissues.  For example, nerves that support erectile function may be injured or removed following a surgical prostatectomy to remove prostate cancer resulting in impotence and incontinence.  Further, breast cancer patients may have reduced sensation in the tissue used to reconstruct the breast after mastectomy.  Finally, nerves are also damaged or compromised due to repetitive stress or compression injuries.  For instance, severe and recurrent carpal tunnel cases may result in complications and damage to the nerve that requires further surgical intervention and protection of the nerve.

Peripheral nerve injury is a major source of disability impairing the ability to move muscles or to feel normal sensations.  Failure to treat nerve damage can, in severe cases, lead to full loss of function and sometimes amputation.  Many peripheral nerve injury patients who receive treatment do not optimally recover. They may suffer from both reduced, or no, muscle strength and reduced, or no, sensitivity.

In the cases where a nerve is severed, if the gap between the two ends of the nerve is extremely small, the surgeon may be able to reconnect the nerve without tension through direct suturing. Because a tension-free repair is important, when the gap is more than a few millimeters in length, the surgeon typically needs to bridge the gap between the nerve ends.  Historically, to repair a severed nerve gap, surgeons have relied on an autotransplantation (autologous grafting or autograft).  In nerve autograft procedures, surgeons remove nerve from another part of the patient’s body, frequently from the back of the lower leg, to repair the damaged nerve.  Autografting is often effective in repairing a damaged peripheral nerve, but it presents a tradeoff — the surgeon can attempt to fix the damaged nerve but must create an additional nerve deficit.  For example, a patient may opt to get movement and feeling back in their finger while losing some sensation in their foot. Additionally, the secondary surgery to obtain the needed autograft also increases operating time, and thus medical expenses, and increases the risk of surgical infection and other complications. In the case of extreme trauma where multiple nerves need to be repaired, it may not be possible to recover enough nerve from the patient to complete the repair.  Further, nerve autograft tissue may not provide an appropriate diameter match with the diameter of the injured nerve stump.

Drawbacks of repair with autograft eventually led to the development of hollow-tube conduits, or hollow-tube nerve cuffs for peripheral nerve repair made of, for instance, bovine collagen or polyglycolic acid.  The nerve cuff is typically an absorbable hollow tube that, unlike natural nerve, does not have internal microarchitecture and basal lamina tubes to support regenerating axons; as a result, it is deficient in the qualities that natural nerve possesses to support nerve regeneration.  Hollow-tube conduits may also lack pliability and structural integrity needed when used around joints and may be difficult to use in a confined space.  Clinical data has demonstrated that conduits are most effective only when used in very short gaps and the reliability of successful nerve recovery diminishes as gap length increases.

The shortcomings of hollow-tube conduits limit where they may be used effectively. Thus, the nerve repair market needs an alternative off-the-shelf product that provides the natural ECM scaffold and three-dimensional structure of a typical nerve for bridging nerve discontinuities without the comorbidities of a second surgical site of an autograft. AxoGen believes its product portfolio meets this market need.

AxoGen’s Product Portfolio

Overview of AxoGen’s Products

AxoGen’s proprietary products and technologies are designed to overcome fundamental challenges in nerve repair. AxoGen’s Avance® Nerve Graft is the alternative to autografts and other off-the-shelf nerve repair products for nerve gaps up to 70mm in length.  AxoGuard® Nerve Connector is a coaptation aid for transected nerve injuries.  AxoGuard® Nerve Protector completes the product portfolio and is a protective wrap for nerves damaged by compression, or where the surgeon wants to protect and isolate the nerve during the healing process after surgery.  The AxoGen product portfolio, depicted below, provides surgeons off-the-shelf solutions for a wide variety of peripheral nerve injuries.

Avance® Nerve Graft

Avance® Nerve Graft is intended for the surgical repair of peripheral nerve discontinuities to support regeneration across the defect (a gap created when the nerve is severed).  It is intended to act as a bridge in order to guide and structurally support axonal regeneration across a nerve gap caused by traumatic injury or surgical intervention.  Avance® Nerve Graft is decellularized and sterile extracellular matrix (ECM) processed from human peripheral nerve tissue.  AxoGen developed the Avance® Nerve Graft by following the guiding principle that the human body created the optimal nerve structure.  AxoGen, through its licensing efforts and research, developed the Avance® process, a proprietary method for processing recovered human peripheral nerve tissue in a manner that preserves the essential structure of the ECM while cleansing away cellular and noncellular debris.  Avance® Nerve Graft provides the natural nerve structure of an autograft and the ease and availability of an off-the-shelf product.  AxoGen believes that Avance® Nerve Graft is the first and only off-the-shelf commercially available allograft nerve for bridging nerve discontinuities. The Avance® Nerve Graft is comprised of bundles of small diameter endoneurial tubes that are held together by an outer sheath called the epineurium.  Avance® Nerve Graft has been processed to remove cellular and noncellular factors such as cells, fat, blood, axonal debris and chondroitin sulfate proteoglycans, (“CSPG”), while preserving the three-dimensional laminin lined tubular bioscaffold (i.e. microarchitecture), epineurium and microvasculature of the peripheral nerve. After processing, Avance® Nerve Graft is flexible and pliable, and its epineurium can be sutured in place allowing for tension-free approximation of the proximal and distal peripheral nerve stumps.  The design results in a product that has clean and clear pathways for the regenerating axons to grow through.  During the healing process, the body revascularizes and gradually remodels the graft into the patient’s own tissue while allowing the processed nerve allograft to physically support axonal regeneration across the nerve discontinuity.

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

•                  No patient donor-nerve surgery, therefore no comorbidities associated with a secondary surgical site;

•                  Available in a variety of diametersup to 5mm to meet a range of anatomical needs

•                  Available in a variety of lengths up to 70mm, to meet a range of gap lengths,

•                  Decellularized and cleansed extracellular matrix that remodels into patient’s own tissue;

•                  Structurally supports the body’s own regeneration process;

•                  Handles similar to an autograft, and is flexible and pliable;

•                  Alleviates tension at the repair site;

•                  Three year shelf life; and

•                  Supplied sterile.

AxoGuard® Nerve Connector

AxoGuard® Nerve Connector is an ECM for tensionless repair of severed nerves.  AxoGuard® Nerve Connector is a tubular, multilaminar extracellular matrix with an open lumen where the severed nerve ends are placed. The AxoGuard® Nerve Connector is a coaptation aid used to align and connect nerves.  It is typically used with less than a 5mm gap between the severed nerve ends.  The AxoGuard® Nerve Connector material allows the body’s natural healing process to repair the nerve by isolating and protecting it during the healing process.  The patient’s own cells incorporate into the extracellular matrix product to remodel and form a tissue similar to the outermost layer of the nerve (nerve epineurium).  AxoGuard® Nerve Connector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

AxoGuard® Nerve Connector can be used to:

•                  Relieve tension at the coaptation site of severed nerves;

•                  Aid coaptation in direct repair, grafting, or cable grafting repairs; and

•                  Reinforce the coaptation site.

AxoGuard® Nerve Connector has the following advantages:

•                  Only porcine submucosa extra-cellular matrix product used to repair severed nerve tissue;;

•                  Alleviates tension at the repair site and allows vascular channels to remain open;

•                  Does not degrade and becomes incorporated into the patient’s own tissue

•                  Reduces the number of required sutures (versus direct repair);

•                  Moves location of sutures away from the coaptation face;

•                  Reduces potential for fascicular mismatch;

•                  Allows visualization of underlying nerve tissue;

•                  Conforms to the nerve;

•                  Strong and flexible, easy to suture; and

•                  Stored at room temperature with an 18 month shelf life.

AxoGuard® Nerve Protector

The AxoGuard® Nerve Protector is a product used to wrap and protect injured peripheral nerves and reinforce reconstructed nerve gaps while preventing soft tissue attachments. It is designed to protect and isolate the nerve during the healing process after surgery.  AxoGuard® Nerve Protector is a multilaminar extracellular matrix that separates and protects the nerve from the surrounding tissues. The patient’s own cells incorporate into the extracellular matrix to remodel and form a tissue similar to the nerve epineurium.  AxoGuard® Nerve Protector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.  AxoGuard® Nerve Protector competes against off-the-shelf biomaterials such as reconstituted collagen as well as the use of the patients own tissue such as vein and hypothenar fat pad wrapping.

AxoGuard® Nerve Protector can be used to:

•                  Wrap injured nerves, either alone or in conjunction with a nerve repair;

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

•                  Does not degrade and provides an environment for supporting natural tissue repair;

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

Tissue Recovery and Processing for Avance® Nerve Graft

Avance® Nerve Graft Processing Overview

Over several years, AxoGen has developed the Avance® Process, an advanced and proprietary technique to process the Avance® Nerve Graft from donated peripheral nerve tissue.  The Avance® Process requires special training over several months for each manufacturing associate who processes Avance® Nerve Grafts.  The processing and manufacturing system for Avance® Nerve Graft has required significant capital investment, and AxoGen plans to make additional investments to continually improve its manufacturing and quality assurance processes and systems.

AxoGen’s Avance® Process, depicted below, consists of several steps, including peripheral nerve tissue recovery and testing, donor medical review and release, processing, packaging, and sterilization to meet or exceed all applicable FDA, state, and international regulations and American Association of Tissue Banks (“AATB”) standards.  As an FDA registered tissue establishment, AxoGen utilizes both its own personnel and a variety of subcontractors for recovery, storage, testing, processing and sterilization of the donated peripheral nerve tissue. Additionally, independent certified laboratories have been contracted by AxoGen and its subcontractors to perform testing.  The safety of Avance® Nerve Graft is supported by donor screening, process validation, process controls, and validated terminal sterilization methods. The AxoGen Quality System has built in redundancies so that each Avance® Nerve Graft released for implantation meets AxoGen’s stringent quality control and product requirements.

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

Avance® Nerve Graft Sterilization and Labeling

After being processed and packaged, Avance® Nerve Graft is then irradiated and currently returned to AxoGen’s headquarters in Alachua, Florida.  There, the product receives its final labels and is released following a final stringent technical and quality review.  Orders for Avance® Nerve Graft are placed with AxoGen’s customer care team and product is currently shipped from the Alachua facility.  In October 2013, AxoGen established a distribution facility in Burleson, Texas and once all regulatory clearances have been obtained, processed and packaged product will be shipped to, and distributed from, the Burleson distribution facility.

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

Manufacturing for the AxoGuard® Product Line

AxoGuard® is manufactured by Cook Biotech Incorporated, West Lafayette, Indiana (“Cook Biotech”), which was established in 1995 to develop and manufacture tissue grafts utilizing porcine extracellular matrix technology.  AxoGen decided to expand its portfolio of products and felt that the unique ECM material offered by Cook Biotech provided the combination of properties needed in nerve reconstruction. Cook Biotech’s ECM material is pliable, capable of being sutured, translucent and allows the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the nerve’s epineurium.  In August 2008, Cook Biotech entered into an agreement, amended in March 2012, with AxoGen to distribute its product worldwide in the field of the peripheral and central nervous system, but excluding use of the AxoGuard® product in the oral cavity for endodontic and periodontal applications and oral and maxillofacial surgery solely as they relate to dental, soft or hard tissue repair or reconstruction. The exclusion results in certain areas of AxoGen’s market expansion into the oral surgery market being limited to the Avance® Nerve Graft.

The agreement has an initial seven-year term from the date of the original agreement and following such initial term, the agreement automatically renews for an additional seven (7) year period provided that the parties agree to meet at least ninety (90) days before the end of such initial term to review whether the purchase price of the products obtained from Cook Biotech need to be adjusted and reasonably agree to such adjustment in writing, where such agreement shall not be unreasonably withheld. The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard® products. Under the agreement, AxoGen provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.

Sales and Marketing

Overview

The AxoGen portfolio of nerve repair solutions offers a full range of products for all surgical peripheral nerve repair needs.  AxoGen is focused on the developing market of peripheral nerve repair and regeneration and is committed to improving awareness of new surgical peripheral nerve repair options, as well as building additional scientific and clinical data to assist surgeons and patients in making informed choices.  AxoGen believes that there is an opportunity to rethink current approaches to nerve repair and that its  approach will solidify its position as a leader in the field of products for peripheral nerve injuries. The following provides the key elements of AxoGen’s sales and marketing strategy.

Increase Awareness of AxoGen’s Products

Prior to the introduction of AxoGen’s portfolio of products, surgeons had a limited number of options available for the surgical repair of nerve injuries.  AxoGen entered the market to improve the standard of care for patients.  It has brought the science of nerve repair to life by developing repair options based on extracellular matrix tissue.  Unlike other off-the-shelf nerve repair options, an extracellular matrix remodels into the patient’s own tissue and provides physical support for the body’s natural healing process.

AxoGen intends to increase market share by improving awareness of nerve repair techniques and AxoGen’s products through the continued use of educational conferences and presentations, surgical resident and fellow training, scientific publications, and a knowledgeable and professional sales team.  AxoGen expects to increase usage with existing customers as well as expand the overall customer base. AxoGen is focused on plastic reconstructive surgeons and orthopedic and plastic surgeons who perform surgeries on patients suffering traumatic nerve injuries and who perform hand reconstructive surgeries and certain oral surgeons who repair oral nerve injuries.

Expand Clinical and Scientific Data Regarding the Performance of AxoGen Products

Data will be a mainstay of AxoGen’s marketing strategy.  AxoGen will continue to accept patients in its RANGER® clinical study (defined below in “Government Regulations”), a utilization registry of Avance® Nerve Graft.  Two publications and 23 scientific conference presentations have been generated to date from the registry.  A multicenter prospective randomized comparative pilot study of hollow tube conduits and Avance® Nerve Graft has completed subject enrollment and outcome follow-up.  A case series in digital nerve repair from the Mayo Clinic in Rochester MN has already been published.  A number of investigator initiated studies and publications have been completed.  A pilot study on the repair of the cavernous nerves in prostate cancer patients has completed enrollment at Vanderbilt and is in follow-up.  Case series in brachial plexus, military trauma, neurotization of breast reconstruction and compressive neuropathy are also being developed.  AxoGen also supports outside research and will continue to work with investigators working on grants with a translational focus.

Expand the AxoGen Sales Team

AxoGen provides full sales and distribution services through both a direct sales force and a team of independent distributors.  AxoGen provides support and resources for independent distributors both within and outside the United States and is increasing its direct sales force in selected United States territories.  AxoGen provides products to hospitals, surgery centers and military hospitals, calling on plastic reconstructive surgeons and orthopedic and plastic hand surgeons to review the benefits of the AxoGen products.  While surgeons make the decision to implant the products in appropriate patients, hospitals make the decision to buy the products from AxoGen.  In today’s budget constrained environment, hospital committees review new technologies for cost effectiveness as well as quality.  AxoGen believes that it has been successful in meeting the needs of these hospital committees by demonstrating the cost/benefit of its products and providing a fair value to the hospital.

AxoGen Strengths

AxoGen believes that it has the following strengths in the field of nerve repair and regeneration:

Established Surgical Nerve Repair and Regeneration Expertise

AxoGen has made a significant investment in understanding surgical nerve repair and regeneration through interaction with leading academic centers throughout the United States and by striving to build an outstanding internal team of technical and clinical experts.

Surgical Implant Commercialization Experience

The AxoGen commercialization team consists of sales, marketing, and customer service professionals with backgrounds in the medical device and biotechnology industries. The team has strong experience in the introduction of technologies and has been instrumental in beginning to establish the Avance® Nerve Graft and the AxoGuard® product line as a new standard of care for the surgical treatment of nerve injuries.  AxoGen believes it can leverage these capabilities in expanding the commercial success of the current AxoGen products and future product opportunities.

Avance® Nerve Graft Performance

AxoGen has worked with leading institutions, researchers and surgeons to support innovation in the field of surgical peripheral nerve repair. To date, AxoGen’s RANGER® study (defined below in “Government Regulations”) is the largest multi-center clinical study conducted in peripheral nerve gap repair.  AxoGen’s RECON study will also continue AxoGen’s clinical work, providing a new multi-center, prospective, randomized, clinical study on the Avance® Nerve Graft.  The January, 2012 edition of Microsurgery and November 2012 edition of The Journal of Hand Surgery each contain an article summarizing the RANGER® study results. The publication reported on 55 Avance® Nerve Graft nerve repairs and resulted in meaningful motor and sensory recovery in 87% of nerve discontinuities between 5 and 50 mm.  Additionally no implant related adverse events have been reported.  (Brooks, D. N., Weber, R. V., Chao, J. D., Rinker, B. D., Zoldos, J., Robichaux, M. R., Ruggeri, S. B., Anderson, K. A., Bonatz, E. E., Wisotsky, S. M., Cho, M. S., Wilson, C., Cooper, E. O., Ingari, J. V., Safa, B., Parrett, B. M. and Buncke, G. M. (2012), Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 32: 1—14. doi: 10.1002/micr.20975 and Cho, et al. 2012, J Hand Surg Am 37(11):2340-9).  A meta-analysis of available clinical outcomes data from published papers on the leading synthetic collagen conduit showed meaningful improvement in only 53% of cases bridging a gap in the nerve. A similar meta-analysis for nerve autograft reported meaningful improvement in 60-88% of nerve repairs.

International Opportunity for Product Sales

AxoGen currently focuses on the U.S. market, with additional limited foreign sales in Canada, Italy, Austria, United Kingdom, Netherlands, Israel and Switzerland. The need for the surgical repair of injured nerves is a global issue. Through its foreign sales, AxoGen has shown the capability to take its current product offering into new geographical markets.  AxoGen does not currently have E.U.-wide approval for the Avance® Nerve Graft, but has its CE Mark for AxoGuard® products.

Research and Development

AxoGen believes it provides the most extensive product portfolio for peripheral nerve repair available.  Our current development focus is to expand clinical data in both traumatic nerve repair and other surgical applications.  Additional product line extensions of the Avance® and AxoGuard® products may be developed. In this regard, AxoGen introduced an AxoGuard® Connector line extension in February 2014 by providing a new longer 15mm product. AxoGen’s current intention is to spend limited direct resources on extensive research into new unmet peripheral nerve needs.  AxoGen does, however, work with academic intuitions in the expansion of treatments for peripheral nerve. For the years ended December 31, 2013 and 2012, AxoGen spent approximately $2,125,000 and $1,427,000, respectively, on research and development expenses.

Competition

The medical device and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. As such, AxoGen cannot predict what products may be offered in the future that may compete with AxoGen’s products.  Currently, AxoGen competes primarily against all transected and non-transected nerve repair approaches including direct suture repair, autograft and hollow-tube nerve cuffs and materials used to wrap and protect nerve tissue.  Because the requirements of the biomaterials used in nerve repair can vary based on the severity and location of the injury, the size and function of the nerve, surgical technique and patient preference, AxoGen’s products compete against both autograft materials (nerve in the case of a bridging repair and vein or fat in the case of a nerve protection repair) and a limited number of off-the-shelf alternatives.  Competitive aspects of our products focus on the overall value proposition of our products and their suitability for specific applications and can include composition and structure of the material, ease of use, clinical evidence, handling, and price. AxoGen’s major competitors for off-the-shelf repair options in hollow-tube conduits and bio-absorbable wraps are the following companies:

•                  Integra LifeSciences Holding Corporation (NASDAQ: IART) (“Integra”).  Integra offers NeuraGen®, a hollow bovine collagen tube and NeuraWrapTM, a reconstituted  bovine collagen biomaterial used for nerve wrapping;

•                  Baxter International, Inc.  (NYSE: BAX) (“Baxter”).  Baxter acquired Synovis that offered the Neurotube, which is a hollow tubecomprised of polyglycolic acid; and

•                  Stryker Corporation (NYSE: SYK), (“Stryker”). Stryker offers the NeuroMatrix and Neuroflex products, both of which are hollow tubes derived from reconstituted bovine collagen NeuroMend, a reconstituted bovine collage biomaterial used for nerve wrapping.

AxoGen believes that surgeons use Avance® Nerve Graft because, it provides them with the natural three-dimensional structure and familiar handling characteristics of a typical nerve for bridging nerve discontinuities (severed nerves) without the comorbidities of an autograft second surgical site as well as confidence in the performance of the product as a result of the growing body of clinical literature.  AxoGuard® Nerve Protector and AxoGuard® Nerve Connector provide the unique features of pliability, suturability, and translucence for visualization of the underlying nerve while also allowing the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the outermost layer of the nerve (nerve epineurium).

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

License Agreements

AxoGen has entered into license agreements with University of Florida Research Foundation (the “UFRF”) and the University of Texas at Austin (“UTA”). Under the terms of these license agreements, AxoGen has exclusive worldwide licenses for the underlying technologies used by AxoGen in repairing and regenerating nerves.  The license agreements include both the right to issued patents and patents pending in the U.S. and international markets.  The effective term of the license agreements extends through the term of the related patents.  In the event of default, licensors may also terminate an agreement (after written notice) if AxoGen fails to cure a breach.  The license agreements contain the following key terms:

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

Patents

As of the date of this Form 10-K, AxoGen owned or was the exclusive licensee of six issued U.S. patents, four pending U.S. patent applications, three issued international patents and nine pending international patent applications with regard to its peripheral nerve products.  Additionally, the granted European Patent No. EP1425390 has been validated in France, Germany, Italy, Spain, Sweden, Switzerland, and the United Kingdom. The following table illustrates the issued U.S. patents owned or licensed by AxoGen with regard to its peripheral nerve products, including the patent number, a description of each patent, and the estimated expiration date of each patent.

Patent No.	Description	Estimated expiration date

US 6,972,168	Materials and Methods for Nerve Grafting, Selection of Nerve Grafts, and in vitro Nerve Tissue Culture	August 13, 2021

US 7,402,319	Cell Free Tissue Replacement for Tissue Engineering	September 26, 2023

US 7,732,200	Materials and Methods for Nerve Grafting, Selection of Nerve Grafts, and in vitro Nerve Tissue Culture	December 21, 2022

US 6,696,575	Biodegradable, electrically conducting polymer for tissue engineering applications	March 27, 2021

US 7,851,447	Materials and Methods for Nerve Repair	November 18, 2023

US 8,545,485	Nerve Elevator and Method of Use	April 21, 2028

Additionally, AxoGen entered into an exclusive distribution agreement with Cook Biotech in August 2008, as subsequently amended in March 2012, to distribute its ECM technology in the form of the Surgisis® Nerve Cuff, the form of a nerve wrap or patch, or the form of any other mutually- agreed-to configuration in the field of peripheral nervous system and central nervous system use, but excluding use of the AxoGuard® product in the oral cavity for endodontic and periodontal applications and oral and maxillofacial surgery solely as they relate to dental, soft or hard, tissue repair or reconstruction.  AxoGen has subsequently rebranded the Surgisis products under the AxoGuard® name.  Cook Biotech holds multiple issued and pending U.S. and international patents covering its ECM technology.  The following table illustrates the two non-licensed U.S. patents held by Cook Biotech that are specifically identified on AxoGen’s AxoGuard® Nerve Connector and AxoGuard® Nerve Protector product labeling.  The table includes the U.S. Patent number, a description of each patent, and the estimated expiration date of each patent.

U.S. Patent No.	Description	Estimated expiration date

6,206,931	Graft Prosthesis Material	August 23, 2016

6,241,981	Composition and Method for Repairing Neurological Tissue	September 16, 2016

7,652,077	Graft Prosthesis, Materials and Methods	August 22, 2017

6,358,284	Tubular Grafts from Purified Submucosa	December 10, 2017

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

Finally, AxoGen continues to hold IP, including patents, related to LecTec. AxoGen has not been able to monetize such LecTec IP and has discontinued further payments to maintain it, except that AxoGen continues to take all action necessary to maintain relevant patents licensed to Novartis Consumer Health, Inc. However, Novartis has discontinued sale of products related to the license in certain countries and as such AxoGen has determined that the value of the Novartis license has been impaired.

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

AxoGen distributes for Cook Biotech the AxoGuard® product line and Cook Biotech is responsible for the regulatory compliance of the AxoGuard® product line. AxoGuard® products are regulated as medical devices and subject to premarket notification classification requirements under section 510(k) of the FD&C Act that usually result in the marketing of devices,

21 CFR § 820 (“Quality System Regulation”) and related laws and regulations. Cook Biotech has obtained a 510(k) premarket clearance from the FDA for the use of porcine (pig) small intestine submucosa for the repair of peripheral nerve discontinuities where gap closure can be achieved by flexion of the extremity. Cook Biotech has also obtained a 510(k) premarket clearance for the AxoGuard® Nerve Protector for the repair of peripheral nerve injuries in which there is no gap or where a gap closure is achieved by flexion of the extremity.  We sell the 510(k)-cleared device under the trade name AxoGuard®.

In 2007, AxoGen began to process and distribute its Avance® Nerve Graft pursuant to Section 361 of the PHS Act and 21 CFR Part 1271 Human Cells, Tissues, and Cellular and Tissue Based Products controls. Such action was based on AxoGen’s good faith belief that the Avance® Nerve Graft product was a HCT/P tissue product regulated solely under Section 361. From October 2008 through early 2010, AxoGen was in communication with the FDA concerning the regulatory status of the Avance® Nerve Graft product. In April 2010, in response to a Request For Designation filed by AxoGen, the FDA determined that the Avance® Nerve Graft was a biologic product that would be reviewed and regulated by CBER under the biologics licensing provision under section 351 of the PHS Act.

AxoGen met with CBER in July 2010 and, between July 2010 and November 2010, provided information to CBER that resulted in the FDA issuing a letter stating the agency’s intent to exercise enforcement discretion with respect to the introduction or delivery for introduction into interstate commerce of the Avance® Nerve Graft assuming that certain conditions are met relating to the transition of the Avance® Nerve Graft to regulation as a biological product under section 351 of the PHS Act. The conditions and AxoGen’s current status with respect to these conditions are:

•                  AxoGen transitions to compliance with the Section 501(a)(2)(B) of the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), the current good manufacturing practice regulations in 21 CFR § 210 and 211 and the applicable regulations and standards in 21 CFR § 600-610 prior to initiation of a phase 3 clinical trial;

•                  AxoGen has performed several gap analyses of its quality system for compliance with 21 CFR §210/211 and 600-610 regulations. The gap analyses indicate that procedural changes are necessary to establish compliance with these regulations. The quality system procedures must be updated to establish compliance with 21 CFR §§ 210/211 and 600-610 regulations. We must review the regulations and update our quality procedures to create appropriate documentation systems, and train personnel on the procedural updates. Once procedures, training, and implementation are accomplished, we will, through internal auditing, verify compliance with these regulations. After such verification, we will retain an external audit firm with experience in auditing to 21 CFR §§ 210/211 and 600-610 regulations to verify quality system compliance to the regulations. The associated costs for these activities are not material and the Company believes it can appropriately implement all necessary changes;

•                  AxoGen conduct a phase 3 clinical trial to demonstrate safety, purity and potency of the Avance® Nerve Graft under a Special Protocol Assessment (“SPA”);

•                  AxoGen and the FDA agreed to the SPA in August 2011 and in accordance with FDA regulations 21CFR §312, AxoGen submitted an Investigational New Drug Application (“IND”) to the FDA and we are currently responding to FDA comments regarding the IND. We expect enrollment of patients into the phase 3 clinical trial in the later part of 2014; and

•                  AxoGen continues to comply with the regulations and standard for 21 CFR § 1271 and exercises due diligence in executing the transition

•                  AxoGen was audited by the FDA in March 2013 and the quality system was found to be in compliance with 21 CFR §1271.

AxoGen submitted an IND for the Avance® Nerve Graft in April, 2013. AxoGen is working with the FDA to ensure compliance with the applicable regulations by having continual discussions on the transition of the quality system to 21 CFR §210/211 and 600-610 regulations with the FDA and being audited by the FDA for compliance to 21 CFR §1271 regulations.

The FDA will end the period of enforcement discretion upon a final determination of AxoGen’s BLA future submission or if the FDA finds that AxoGen does not meet the conditions for the transition plan. Until final FDA action on the Avance® Nerve Graft submission, and assuming AxoGen’s compliance with the provisions in the transition plan, AxoGen will be able to continue to distribute the Avance® Nerve Graft. If final action on the BLA is negative or AxoGen is found to not meet the conditions for the transition plan, AxoGen will not be able to continue to distribute the Avance® Nerve Graft.

The BLA application of the Avance® Nerve Graft, if approved, will require a potentially substantial user fee payment to the FDA, although certain exemptions, waivers and discounts of the user fees may apply, including certain waivers or discounts for small businesses. AxoGen has continued to communicate with CBER since the acceptance of the transition plan on clinical trial design and CMC and continues to move with diligence toward the completion of the BLA. A SPA has been submitted, reviewed and approved by CBER. In compliance with the transition plan established by the FDA, AxoGen is able to continue to distribute the Avance® Nerve Graft.

The Food and Drug Administration Safety and Innovation Act, referred to herein as FDASIA (Public Law 112-144), which was signed into law on July 9, 2012, amended the Federal Food, Drug, and Cosmetic Act. FDASIA includes the Prescription Drug User Fee Amendments of 2012 which authorizes the FDA to continue to collect the following user fees from applicants who submit certain new drug and biological product applications and supplements:

•                  Application Fee: Each new BLA has a fee required upon submission. In FY 2013, this fee for a BLA requiring clinical data was $1,958,800. The fee is adjusted each year so we cannot provide an accurate estimate of what our fee will be upon submission of our BLA. For small companies (fewer than 500 employees and no other approved biologic product on the market) submitting its first application, a waiver of the application fee is available. AxoGen expects to apply for this waiver for the Avance® Nerve Graft BLA.

•                  Establishment Fee: Establishment fees (for where the biologic product is manufactured) are based on the FDA budget divided by the total number of establishments. In FY 2013, the Establishment Fee was $526,500. This fee is adjusted each year so we cannot provide an accurate estimate of what our fee will be upon approval of our BLA. AxoGen will have to pay an establishment fee after BLA approval and then pay such fee annually thereafter.

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

FDA’s Premarket Clearance and Approval Requirements - Medical Devices

Unless an exemption applies, each medical device distributed commercially in the U.S. requires either 510(k) premarket notification submission or a Pre-Market Approval (“PMA”) from the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Medical devices deemed to pose lower risks are generally placed in either Class I or II.  Pre-market review and clearance by the FDA for Class I and II medical devices is accomplished through the 510(k) pre-market notification procedure, unless the device is exempt. Most Class I medical devices are exempt from the 510(k) premarket notification requirement.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, and novel devices, including devices deemed not substantially equivalent to a previously cleared 510(k) device are generally placed in Class III.  Class III devices general require an approved PMA to be marketed.

A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction, the safety and effectiveness of the device.

FDA’s Premarket Approval Requirements - Biologic Products

Biologics License Application (BLA) Pathway

Biological products require FDA approval of a BLA to be marketed.  In order to be approved, a BLA must demonstrate the safety, purity and potency of the product candidate based on results of preclinical studies and clinical trials. A BLA must also contain extensive CMC and other manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facility or facilities at which the biologic product is produced to assess compliance with the FDA’s current good manufacturing practice. Satisfaction of FDA approval requirements for biologics typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product.  AxoGen cannot be certain that any BLA approvals for its products will be granted on a timely basis, or at all.

The steps for obtaining FDA approval of a BLA to market a biologic product in the U.S. include:

•                 completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•                 submission to the FDA of an IND, for human clinical testing, which must become effective before human clinical trials may begin and which must include independent Institutional Review Board, or IRB, approval at each clinical site before the trials may be initiated;

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

Biosimilar Biological Products

A new regulatory approval pathway for biosimilars was established by The Biologics Price Competition and Innovation Act (“BPCIA”), as part of the Patient Protection and Affordable Care Act of 2010. An important component of the legislation specified that a manufacturer of a reference biological product would be granted 12 years of exclusive use before a biosimilar could be approved for marketing in the US. An application for a biosimilar product may not be submitted to FDA until 4 years after the approval date of the BLA for the reference biological product. BPCIA provides for an abbreviated licensure process for a biosimilar, which is defined to mean a biological product that is highly similar to the reference product, notwithstanding minor differences in clinically inactive components, and there are no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. At its discretion, FDA can waive a requirement for any required element in an application for a biosimilar product. In addition, the legislation distinguished approval of a biosimilar from approval of such a product as a substitute for the reference biologic. Where a product is a substitution for the reference biologic it is considered an interchangeable product. Approval as interchangeable requires that the product is biosimilar and can be expected to produce the same clinical results as the reference product in any given patient, and a demonstration that the risk in terms of safety or diminished efficacy of alternating or switching between the use of the interchangeable and reference product is not greater than the risk of using the reference product without such alternation or switch. Several states have enacted or are considering laws that also regulate the use and substitution of biosimilar drugs. For example, Virginia requires licensure as interchangeable by FDA for a pharmacist to dispense a biosimilar in place of a prescribed biological product (Virginia § 54.1-3408.04).

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

Post-Approval Requirements

After regulatory approval of a product is obtained, AxoGen will be required to comply with a number of post-approval requirements. For example, as a condition of approval of a BLA, the FDA may require post marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records, to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations as well as the manufacturing conditions of approval set forth in the BLA. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP regulations, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Clinical Trials

Clinical trials are required to support a BLA and are sometimes required for 510(k) clearance. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under strict requirements to ensure the protection of human subjects participating in the trial and under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring and safety, and the effectiveness criteria to be evaluated. Clinical trials for biological products require the submission and FDA approval of an IND and clinical trials for medical devices require the submission and FDA approval of an Investigational Device Exemption application, or IDE, unless the device regulations would not require an IDE for a study. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND or IDE, for significant risk devices. In addition, for these studies, an IRB at each site at which the study is conducted must approve the protocol, subject consent form and any amendments for each site at which the study is conducted. All research subjects must be informed, among other things, about the risks and benefits of the investigational product and provide their informed consent in writing.

Clinical trials under an IND typically are conducted in three sequential phases, but the phases may overlap or be combined.  In AxoGen’s case, AxoGen believes that the Phase 3 clinical trial study for the Avance® Nerve Graft represents the only new clinical data that will be required to evaluate safety and effectiveness.  Phase 1 clinical trials usually involve the initial introduction of the investigational product into a small group of healthy volunteers (e.g., 10 to 20) to evaluate the product’s safety, (dosage tolerance and pharmacokinetics if a biologic product) and, if possible, to gain an early indication of its effectiveness.  Phase 2 clinical trials usually involve controlled trials in a larger but limited patient population (e.g., a few hundred) to:

•                  evaluate dosage tolerance and appropriate dosage;

•                  identify possible adverse effects and safety risks; and

•                  provide a preliminary evaluation of the efficacy of the product for specific indications.

Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population (e.g., a hundred to several thousand). Phase 3 clinical trials usually involve comparison with placebo, standard treatments or other comparators. Usually at least one well-controlled large Phase 3 or pivotal clinical trial demonstrating safety and efficacy is required to support a BLA. These trials are intended to establish the overall risk-benefit profile of the product and provide an adequate basis for physician labeling. Phase 3 trials are almost always larger, more time consuming, complex and costly than Phase 1 and Phase 2 clinical trials.  Phase 1, Phase 2 and Phase 3 clinical testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or AxoGen may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk, have experienced a serious and unexpected adverse event, or that continued use in an investigational setting may be unethical. Similarly, an IRB can suspend or terminate approval of research if the research is not being conducted in accordance with the IRB’s requirements or if the research has been associated with unexpected serious harm to patients.

Investigational New Drug Application

For a biologic product, an IND must be submitted prior to the initiation of the clinical study.  The IND application must contain information in three broad areas:

•                  Animal Pharmacology and Toxicology Studies - Preclinical data to permit an assessment as to whether the product is reasonably safe for initial testing in humans.  Also included are any previous experiences with the product in humans (often foreign use).

•                  Manufacturing Information - Information pertaining to the composition, manufacturer, stability, and controls used for manufacturing of the drug substance and the drug product.  This information is assessed to ensure that the company can adequately produce and supply consistent batches of the drug.

•                  Clinical Protocols and Investigator Information - Detailed protocols for proposed clinical studies to assess whether the initial-phase trials will expose subjects to unnecessary risks.  Also, information on the qualifications of clinical investigators—professionals (generally physicians) who oversee the administration of the experimental compound—to assess whether they are qualified to fulfill their clinical trial duties.  Finally, commitments to obtain informed consent from the research subjects, to obtain review of the study by an IRB, and to adhere to the investigational new drug regulations.

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

The RANGER® Study is an observational study in current enrollment. It is designed to allow enrollment of up to a total of 1000 subjects over the next several years. The follow-up for the RANGER® Study is standard of care up to 36 months post nerve repair. At the time of the BLA submission, if 1000 subjects have not been enrolled and follow-up completed, AxoGen will submit an interim report in the BLA for the enrolled subjects.

The CHANGE study is being run as a pilot comparative study.  Subject enrollment and follow-up have been completed and report development is in process.  The study regarding prostatectomy has also completed enrollment.. The study has a 24 month follow-up post nerve repair which will be completed in June 2014. After the completion of the follow-up period, data management and report development are anticipated to take an additional 9 months.

Clinical trials are subject to extensive recordkeeping and reporting requirements. AxoGen’s clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. AxoGen is also required to obtain the patients’ written informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. AxoGen, the FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the biological product or device, or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. Similarly, in Europe, the clinical study for a medicine product must be authorized by the Competent Authority in each Member State in which the clinical trial is to be conducted, and must receive a favorable opinion from an ethics committee.

Pervasive and Continuing Regulation

There are numerous regulatory requirements that apply after a product is cleared or approved. For medical devices, these include, but are not limited to: the FDA’s regulations for device labeling (21 CFR § 801), medical device reporting (21 CFR § 803), reporting of corrections and removals (21 CFR § 806), establishment registration and device listing requirements (21 C.F.R. § 807); and compliance with the Quality System Regulation (QSR) per 21 CFR § 820. For tissue and biologic products, these include: the FDA’s registration and listing requirements, donor eligibility, and Good Tissue Practices (GTP) per 21 CFR §1271 for human tissue products, the FDA’s Good Manufacturing Practices (GMP) per 21 CFR § 210, 211, and 600 for biologic products, and postmarket BLA requirements (21 CFR § 601). Among other things, these regulations require manufacturers, including third-party manufacturers:

•                  to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•                  to comply with labeling regulations and FDA prohibitions against the false or misleading promotion or the promotion of products for uncleared, unapproved or off-label uses or indications;

•                  to comply with requirements to obtain clearance or approval for certain changes affecting the product, including changes to the product’s manufacturing, labeling, or intended use;

•                  to report to the FDA certain adverse events, adverse reactions and deviations: (a) for medical devices, a report to FDA is required if the device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; (b) for biologics, a deviation from current GMP or an unexpected or unforeseeable event that may affect the safety, purity, or potency of the product must be reported; and (c) for human tissue products, FDA requires reporting of certain adverse reactions involving a communicable disease related to an HCT/P that the company made available for distribution;

•                  to comply with post-approval restrictions or conditions, including post-approval study commitments and post-market safety and annual reporting requirements;

•                  to follow post-market surveillance regulations that may apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•                  to follow requirements to issue notices of correction or removal, or conduct market withdrawals or recalls where quality or other issues arise.

AxoGen has not had any adverse events concerning the Avance® Nerve Graft product and one adverse event was reported in 2013 for the AxoGuard® products. AxoGen has not had to submit any Medical Device Reports (“MDRs”), biological deviation reports, or tissue adverse reaction reports to the FDA. Cook Biotech submitted an MDR for the AxoGuard® adverse event in 2013.  Although AxoGen’s AxoGuard® products have had just one adverse event reported to date, there may have been other incidents, including patient deaths, which may have occurred during procedures utilizing AxoGen’s products without AxoGen being aware of any such incidents. In addition, there can be no assurance that in the future AxoGen will not have an adverse event or will not submit any MDRs, biological deviation reports, or tissue adverse reaction reports to the FDA.

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

AxoGen is registered with the FDA as a tissue establishment for the Avance® Nerve Graft. The FDA has broad post-market and regulatory enforcement powers. AxoGen is subject to unannounced inspections by the FDA to determine compliance with the GTP, GMP and other regulations, and these inspections may also include the manufacturing facilities of suppliers.

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

•                  refusing our PMA or BLA for new products, new intended uses or modifications to existing products; and

•                  withdrawing premarket approvals that have already been granted; and criminal prosecution.

Education Grants, U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws

Educational Grants

A medical product manufacturer may provide financial support, including support by way of grants, to third-parties for the purpose of conducting medical educational activities. If these funded activities are considered by the FDA to be independent of the manufacturer, then the activities fall outside the FDA restrictions on promotion to which the manufacturer is subject.

The FDA considers several factors in determining whether an educational event or activity is independent from the substantive influence of the product manufacturer and therefore non-promotional, including, but not limited to, the following:

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

•                  whether the information about the company’s products is further disseminated after the initial program, by or at the direction of the company, other than in response to an unsolicited request or through an independent provider;

•                  whether the provider is compliant with standards for independence, balance, objectivity, and scientific rigor when putting on ostensibly independent educational programs.

AxoGen seeks to ensure that the activities it supports pursuant to educational grants program are in accordance with these criteria for independent educational activities. However, AxoGen cannot provide assurance that the FDA or other government authorities would view the programs supported as being independent.

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

The primary regulatory body in Europe is that of the European Union (“E.U.”), which has adopted numerous directives and promulgated voluntary standards regulating the design, manufacture and labeling of, and clinical trials and adverse event reporting for, medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the E.U. and other countries that comply with or mirror these directives. The method for assessing conformity varies depending on the type and class of the product, but normally involves an assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. AxoGen has prepared the Quality System and is ready for an assessment by the International Organization for Standardization, (ISO) 13485:2003 Quality Management System.  AxoGen has started the registration process (selecting a registering body, scheduling audits and report completion) and expects ISO 13485 for distribution by third quarter of 2014.

Cook Biotech is responsible for all regulatory filings for the AxoGuard products including international registrations. AxoGen works with Cook Biotech by providing the countries for Cook to register or get approval for the AxoGuard® products. Cook Biotech prepares the product filing documentation and submits this documentation to the Ministry of Health (“MOH”) for the country. Each country or region has its own regulations and the documentation required for submission varies. It typically takes less than 9 months from the initiation of the project to obtain AxoGuard® clearance in a given country or region. To date, the AxoGuard® product line has been registered in Canada for distribution (May 2013) and has been awarded the CE Mark (April 2013) allowing distribution into the European Union and other countries that accept the CE Mark.

Tissue products are not currently regulated under the CE Mark

Although some standards of harmonization exist, each country in which AxoGen conducts business has its own specific regulatory requirements. AxoGen procures and processes its tissue products in the U.S., and markets in the U.S., the United Kingdom, the Netherlands, Israel, Canada, Switzerland, Austria and Italy under compliance with the individual country regulations.  These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. AxoGen will review the regulations at the time of submission of the product dossier for regulatory review. This review involves reviewing the appropriate MOH regulations, discussion with in-country distributors and use of consultants. It typically takes less than 9 months from the initiation of the product to develop a product dossier (specific for that country), submission of the documentation and MOH review of the product filing. While AxoGen believes that it is in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not negatively impact AxoGen’s operations.

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

PDL BioPharma, Inc. Revenue Interests Purchase Agreement

General

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which AxoGen sold to PDL the right to receive specified royalties on AxoGen’s Net Revenues generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments based on a 9.95% royalty rate of AxoGen’s Net Revenues, subject to certain agreed upon minimum payment requirements of approximately $1.3 to $2.5 million per quarter, which begin in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to AxoGen was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to AxoGen on October 5, 2012, and $1,750,000 PDL paid to AxoGen on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between AxoGen and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.

Put Option

Under the Royalty Contract, on October 5, 2016, or in the event of the occurrence of a material adverse event, our transfer of revenue interest or substantially all of our interest in the products or AxoGen’s bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the “Put Price.” The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 20% rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) AxoGen owed to PDL.

Change of Control; Call Option

In addition, in the event of a “Change of Control” (as defined in the Royalty Contract), AxoGen must repurchase the assigned Interests from PDL for a repurchase price equal to the “Change of Control Price” on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 32.5% rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any “Delinquent Assigned Interest Payment” (as defined in the Royalty Contract) AxoGen owed to PDL. In addition, at any time after October 5, 2016, AxoGen, at its option, can call the Royalty Contract for a price equal to the Change of Control Price.

Board Designee

Under the Royalty Contract, during the term of the Royalty Contract, PDL is entitled to designate, and AxoGen shall appoint an individual designated by PDL, who shall serve on the Board of Directors of AxoGen (the “Board”).  The PDL designee was elected at the Company’s 2013 Annual Meeting of Shareholders.  At each annual meeting thereafter during the term of the Royalty Contract, the Board shall nominate and recommend the PDL designee as a director nominee to serve on the Board until the next annual meeting and shall include such nomination in AxoGen’s proxy statement for each annual meeting thereafter, provided that the election of the PDL designee is subject to shareholders’ approval... Should at any time there become a vacancy on the Board as a result of (i) the resignation, death or removal of the PDL designee or (ii) such PDL designee failing to obtain the requisite approval of AxoGen’s shareholders at any annual or special meeting of AxoGen’s shareholders and where no other individual is elected to such vacancy, PDL shall have the right to designate an individual to fill such vacancy, and AxoGen shall take such actions necessary to appoint, such individual to the Board. AxoGen was required to have taken all actions necessary at or prior to the Closing to ensure there is a vacancy on the Board as of the Closing to permit the appointment of the PDL designee to the Board as of the Closing. PDL has exercised this right and nominated John P. McLaughlin, PDL’s President and Chief Executive Officer. On October 5, 2012, upon the Closing, the Board approved to increase its size from seven directors to eight directors, and Mr. McLaughlin was elected to the Board and continues to serve.

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

Employees

At December 31, 2013, AxoGen had 73 full time employees which included 9 in administration, information technology and finance, 10 in manufacturing and quality control, 11 in research and development and regulatory and 43 in sales and marketing.  As of the date of this 10-K AxoGen has not had a work stoppage and no employees are represented by a labor union.  AxoGen believes its relationship with its employees is satisfactory.

Executive Officers of the Registrant

The following table lists the names and positions of the individuals who are, as of March 4, 2014, executive officers AxoGen:

Name	Title
Karen Zaderej	President, Chief Executive Officer and Director
Gregory G. Freitag, J.D. CPA	Chief Financial Officer, General Counsel and Director
John P. Engels	Vice President
Jill F. Schiaparelli	Senior Vice President, Business Strategy and Marketing
Mark Friedman, Ph.D.	Vice President of Regulatory and Quality
David Hansen	Corporate Controller
Shawn McCarrey	Senior Vice President of Sales
Erick DeVinney	Vice President of Clinical and Translational Sciences

Biographical information for each of our executive officers is included below.

Karen Zaderej, President, Chief Executive Officer and Director (Age 52)

Ms. Zaderej has served as AxoGen’s President, Chief Executive Officer and a member of its board of directors since September, 2011. She has served as AxoGen Corporation’s Chief Executive Officer and a member of its board of directors since May 2010. Ms. Zaderej joined AxoGen Corporation in May 2006 and served as Vice President of Marketing and Sales from May 2006 to October 2007 and as Chief Operating Officer from October 2007 to May 2010. From October 2004 to May 2006, Ms. Zaderej worked for Zaderej Medical Consulting, a consulting firm she founded, which assisted medical device companies build and execute successful commercialization plans. From 1987 to 2004, Ms. Zaderej worked at Ethicon, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, and research & development, as well as ran a manufacturing business. Ms. Zaderej has a MBA from the Kellogg Graduate School of Business and a BS in Chemical Engineering from Purdue University.

AxoGen has a key-person life insurance policy for $3,000,000 insuring the life of Ms. Zaderej.

Gregory G. Freitag, J.D., CPA, Chief Financial Officer, General Counsel and Director (Age 52)

Mr. Freitag, J.D., CPA, has been AxoGen’s Chief Financial Officer, General Counsel and a member of its Board of Directors since September 2011 and was LecTec’s Chief Executive Officer, Chief Financial Officer and board member from June 2010 through September 2011. From May 2009 to the present, Mr. Freitag has been a principal of FreiMc, LLC, a consulting and advisory firm he founded that provides strategic guidance and business development advisory services. Prior to founding FreiMc, LLC, Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005. Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag is also a director of the Foundation Board of HealthEast Care System, a health care system in Minnesota.

John P. Engels, Vice President (Age 42)

Mr. Engels has served as AxoGen’s Vice President since September, 2011. He is a co-founder of AxoGen Corporation and has served as AxoGen Corporation’s Vice President since June 2006, providing operational and financial leadership and managing AxoGen’s strategic and product development partnerships. From 1999 to 2002, Mr. Engels worked as a consultant for the University of Florida, Saffron Hill Ventures and PA Early Stage Partners, among other companies. From 1993 to 1997, Mr. Engels was an analyst and associate at CACM, a boutique investment banking firm. Mr. Engels is currently a member of the board of directors of Oxicool, Inc., a privately-held company developing new cooling technologies. Mr. Engels holds a MBA in Management and Operations from the Wharton School of Business at the University of Pennsylvania, and a BA from the University of Chicago.

Jill F. Schiaparelli, Senior Vice President, Business Strategy & Marketing (Age 48)

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

Mark Friedman, Ph.D., Vice President of Regulatory and Quality (Age 56)

Dr. Friedman has served as AxoGen’s Vice President of Regulatory and Quality since September, 2011. He has served as AxoGen Corporation’s Vice President of Regulatory and Quality since June 2011 and served as AxoGen Corporation’s Director of Quality Assurance and Regulatory Affairs from September 2006 to June 2011. Prior to joining AxoGen, Dr. Friedman held several regulatory and quality leadership positions at Enable Medical Corporation, a medical device company, including Director of Quality Assurance from 1997 to 1998 and Vice President of Quality and Regulatory from 1998 to 2001 and from 2004 to 2005. Dr. Friedman also worked for AtriCure, Inc., a company that develops, manufactures and sells surgical ablation systems to treat atrial fibrillation, as Vice President of Quality and Regulatory from 2001 to 2004 and as Vice President of Operations in 2004. AtriCure acquired Enable Medical in 2005. Mr. Friedman has over 24 years of experience in developing and directing regulatory strategy and quality systems for medical products, including 15 years with start-up medical product firms. Dr. Friedman has a Ph.D. in Chemistry specializing in protein biochemistry from the University of Cincinnati.

David Hansen, Corporate Controller (Age 53)

Mr. Hansen has served as AxoGen’s Corporate Controller since September, 2011. He has served as AxoGen Corporation’s Corporate Controller since June 2006. Mr. Hansen was Vice President of Finance—Corporate Controller and Treasurer of Perma-Fix Environmental Services, Inc., a publicly-traded environmental services company, and held other corporate and regional accounting positions at Perma-Fix Environmental Services from 1995 to 2005. Mr. Hansen was also Controller at Kraft Foodservice, Inc. from 1994 to 1995 and held other accounting and procurement positions at Kraft Foodservice, Inc. from 1985 to 1994. Mr. Hansen has over 20 years of experience in senior financial positions at both publicly traded and private companies. Mr. Hansen holds a Bachelor of Business Administration degree in Accounting from the University of Oklahoma.

Shawn McCarrey, Vice President of Sales (Age 56)

Mr. McCarrey has served as AxoGen’s Senior Vice President of Sales since February, 2013. Mr. McCarrey was Executive Vice President of North American Cardiovascular Sales at Bayer Interventional/MEDRAD Interventional from January, 2009 to May 2012. Bayer HealthCare, a subgroup of Bayer AG, is one of the world’s leading, innovative companies in the healthcare and medical products industry. Bayer Interventional, now doing business as part of Bayer Medical Care’s Radiology and Interventional business, is the Interventional franchise formerly operated under Bayer’s MEDRAD brand. From 1998 to 2009, Mr. McCarrey held multiple escalating positions with Possis Medical, Inc., a company that developed, manufactured, and marketed medical devices for the cardiovascular and vascular treatment markets, and served as Director or Sales, VP of US Sales, VP of Worldwide Sales and EVP of Worldside Sales & Marketing. For more than 15 years prior to joining Possis, Mr. McCarrey served in a series of progressively responsible roles with two divisions of C.R. Bard, United States Catheter and Instrument Corporation (USCI) which specialized in the treatment of coronary disease in the cardiac catheterization laboratory and Davol, an operating room division that promoted Thoraclex and Simpulse to cardiovascular and orthopedic surgeons. Mr. McCarrey holds a Bachelor of Science degree in Marketing from Central Michigan University.

Erick DeVinney, Vice President of Clinical and Translational Sciences (Age 38)

Mr. DeVinney has served as Vice President of Clinical and Translational Sciences since January 2014. Prior to this he was Director of Clinical and Translational Sciences for AxoGen since April 2007. Erick has over fourteen years of experience in the successful planning and management of clinical development.  Prior to joining AxoGen he served as Manager of Clinical Operations for Angiotech Pharmaceuticals from 2005 to 2007 and Clinical Program Lead for Pharmaceutical Research Associates International from 2001-2005.  He has been involved in the successful submission of numerous 510(k), IDE and NDA applications.  He has a BS in Chemistry from Virginia Commonwealth University.

ITEM 1A.  RISK FACTORS

AxoGen’s business involves a number of risks, some of which are beyond its control.  The risk and uncertainties described below are not the only ones the Company faces.  Set forth below is a discussion of the risks and uncertainties that management believes to be material to AxoGen.

Risks Related To Company

AxoGen has not experienced positive cash flow from its operations, and the ability to achieve positive cash flow from operations will depend on increasing sales of its products, which may not be achievable.

AxoGen has historically operated with negative cash flow from its operations. As of December 31, 2013, AxoGen had an accumulated deficit of approximately $72.4 million. If AxoGen product sales do not increase as anticipated, then it will continue to experience negative cash flows and adverse operating conditions. AxoGen’s continuing capital needs and other factors could cause the Company to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all.

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

The AxoGuard® products are only available through an exclusive distribution agreement with Cook Biotech. Such contract is for an initial seven year term and following such initial term, the agreement automatically renews for an additional seven (7) year period provided that the parties agree to meet at least ninety (90) days before the end of such initial term to review whether the purchase price of the products obtained from Cook Biotech need to be adjusted and reasonably agree to such adjustment in writing, where such agreement shall not be unreasonably withheld. However, there are conditions for continuation of the agreement, including payment terms and minimum purchase requirements, that if breached could result in an earlier termination of the agreement; except that through mutual agreement the parties have not established such minimums and to date have not enforced such minimum purchase provision. Additionally, in the event that AxoGen and Cook Biotech were to fail to reach an agreement as to minimum purchase quantities, Cook Biotech could terminate the agreement if it was deemed that AxoGen had failed to generate commercially reasonable sales of AxoGuard® as measured by sales similar to a competitive product at the same stage in its commercial launch as verified by a mutually acceptable third-party. Although there are products that AxoGen believes it could develop or obtain that would replace the AxoGuard® products, the loss of the ability to sell the AxoGuard® products could have a material adverse effect on AxoGen’s business until other replacement products are available.

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

Negative publicity concerning methods of donating human tissue and screening of donated tissue, in the industry in which AxoGen operates, may reduce demand for its Avance© Nerve Graft product and negatively impact the supply of available donor tissue.

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

Most of the raw materials used in the Avance® Process for the production of Avance® Nerve Graft are available from more than one supplier. However, one of the chemicals AxoGen uses in the manufacture of Avance® Nerve Graft is no longer provided by the original single source provider. AxoGen has inventory of such chemical which it believes provides more than one year of production. AxoGen is currently evaluating multiple avenues including a new supplier of the chemical and acceptable substitutes for the chemical. In addition, some of the test results, packaging and reagents/chemicals AxoGen uses in its manufacturing process are also obtained from single suppliers. We do not have written contracts with any of our single source suppliers, and at any time they could stop supplying our orders. FDA approval of a new supplier may be required if these materials become unavailable from AxoGen’s current suppliers. Although there may be other suppliers that have equivalent materials that would be available to AxoGen, FDA approval of any alternate suppliers if required could take several months or years to obtain, if able to be obtained at all. Any delay, interruption or cessation of production by AxoGen’s third-party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay AxoGen’s ability to manufacture products. In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to AxoGen or incompatible with its manufacturing process, or any other problem with AxoGen’s materials, testing or components, would prevent or delay its ability to manufacture products. These delays may limit AxoGen’s ability to meet demand for its products and delay its clinical trial, which would have a material adverse impact on its business, results of operations and financial condition.

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

AxoGen products compete with autograft and hollow-tube conduits and commercially available wraps, as well as with alternative medical procedures. For the foreseeable future, AxoGen believes a significant number of surgeons will continue to choose to perform autograft procedures when feasible, despite the necessity of performing a second operation and its drawbacks. In addition, many members of the medical community will continue to prefer the use of hollow-tube conduits due in part to their familiarity with these products and the procedures required for their use. Also, steady improvements have been made in synthetic human tissue substitutes, which could compete with AxoGen’s products. Unlike allografts, synthetic tissue technologies are not dependent on the availability of human or animal tissue. Although AxoGen’s growth strategy contemplates the introduction of new technologies, the development of these technologies is a complex and uncertain process, requiring a high level of innovation, as well as the ability to accurately predict future technology and market trends. AxoGen may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing products in a timely and cost effective manner, if at all. Finally, there can be no assurance that in the future AxoGen’s competitors will not develop products that have superior performance or are less expensive relative to its products rendering them obsolete or noncompetitive.

AxoGen may be unsuccessful in commercializing its products outside the U.S.

To date, AxoGen has focused its commercialization efforts in the U.S., except for minor revenues in the United Kingdom, the Netherlands, Switzerland, Italy, Austria, Israel and Canada. It intends to expand sales beyond these countries outside the U.S. and will need to comply with applicable foreign regulatory requirements, including obtaining the requisite approvals to do so. Additionally, AxoGen will need to either enter into distribution agreements with third parties or develop a direct sales force in these foreign markets. If it does not obtain adequate levels of reimbursement from third-party payers outside of the U.S., it may be unable to develop and grow its product sales internationally. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If AxoGen is unable to successfully commercialize its products internationally, its long term growth prospects may be limited.

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

Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product mix and product demand requirements and product expiration. AxoGen may be unable to manage its inventory efficiently, keep inventory within expected budget goals, keep its work-in-process inventory on hand or manage it efficiently, control expired product or keep sufficient product on hand to meet demand, and AxoGen can provide no assurance that it can keep inventory costs within its target levels. Failing to do so may require AxoGen to raise additional cash resources or may harm long term growth prospects.

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

During 2013, AxoGen’s monthly expenses exceeded its revenues and thus it operated at a cash loss. Royalty payments to PDL are owed without consideration to any negative affect it has on AxoGen’s cash or loss position. In addition, minimum payments under the Royalty Contract start in October 2014 and AxoGen believes that the required minimum payment will be greater than the royalty fee, increasing AxoGen’s cash burden. Finally, there is no assurance that AxoGen will have sufficient capital to pay the Put Price if it was exercised. If AxoGen does not have sufficient cash to pay PDL, AxoGen would need to raise additional capital. The sale of additional equity to further finance the company may result in dilution to AxoGen’s shareholders. There is no assurance that if AxoGen is required to secure funding it can do so on terms acceptable to it, or at all. The increasing need for capital as the PDL transaction matures could also make it more difficult to obtain funding through either equity or debt. See “Notes to Consolidated Financial Statements — Footnote 7 Long-Term Debt/Note Payable.”

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

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

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

AxoGen’s AxoGuard® product line is regulated as a medical device under the FD&C Act and subject to premarket notification and clearance requirements under section 510(k) of the FD&C Act, 21 CFR Part 820 (Quality System Regulation) and other FDA regulations. AxoGen distributes for Cook Biotech Incorporated the AxoGuard® product line and Cook Biotech is responsible for the regulatory compliance of the AxoGuard® product line. Cook Biotech has obtained a 510(k) premarket clearance from the FDA for porcine (pig) small intestine submucosa for the repair of peripheral nerve discontinuities where gap closure can be achieved by flexion of the extremity. Cook Biotech has also obtained a 510(k) premarket clearance for the AxoGuard® Nerve Protector for the repair of peripheral nerve injuries in which there is no gap or where a gap closure is achieved by flexion of the extremity.  If AxoGen or Cook Biotech Incorporated fails to comply with applicable regulatory requirements the FDA could deny or withdraw 510(k) clearance for the AxoGuard® products, or impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

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

Sales of AxoGen products outside the U.S. are subject to foreign regulatory requirements that vary from country to country. In the E.U., regulations, if applicable, differ from one E.U. member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the E.U., as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive and unpredictable. AxoGen products will be subject to E.U. member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. In addition, some E.U. member states have their own tissue banking regulations. The inability to meet foreign regulatory requirements could materially affect AxoGen’s future growth and compliance with such requirements could place a significant financial burden on AxoGen.

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

AxoGen has continued to communicate with the FDA regarding clinical trial design, preclinical studies and CMC for the Avance® Nerve Graft, and will have significant work to continue to meet the requirements asked of AxoGen by the FDA for each of these components to begin its clinical study and receive approval of its BLA. If AxoGen is unable to agree with FDA, or unable to meet the standards required of it by the FDA, regarding preclinical studies, clinical studies and CMC, the approval of AxoGen’s BLA may be impossible, delayed and/or may add significant costs to the ongoing production of Avance® Nerve Graft.

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

AxoGen’s commercial success depends in part on its ability and the ability of its collaborators and licensors to avoid infringing patents and proprietary rights of third parties which could expose it to litigation or commercially unfavorable licensing arrangements. Third parties may accuse AxoGen or collaborators and licensors of employing their proprietary technology in AxoGen products, or in the materials or processes used to research or develop AxoGen products, without authorization. Any legal action against AxoGen collaborators, licensors or it claiming damages and/or seeking to stop AxoGen’s commercial activities relating to the affected products, materials and processes could, in addition to subjecting AxoGen to potential liability for damages, require it or its collaborators and licensors to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products. AxoGen cannot predict whether AxoGen or its collaborators and licensors would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all. If AxoGen were unable to obtain such a license, it and its collaborators and licensors may be unable to continue to utilize the affected materials or processes, or manufacture or market the affected products, or AxoGen may be obligated by a court to pay substantial royalties and/or other damages to the patent holder. Even if AxoGen were able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair AxoGen’s prospects for profitability. Accordingly, AxoGen cannot predict whether, or to what extent, the commercial value of the affected product or products, or AxoGen’s prospects for profitability may be harmed as a result of any of the liabilities discussed above. Furthermore, infringement and other IP claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from its core business. AxoGen and its licensors may be unable to obtain and enforce IP rights to adequately protect its products and related IP.

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

AxoGen depends fundamentally on keeping and satisfying the terms of exclusive licenses of its nerve repair technologies from UFRF and UT where the original technologies are purported to be invented. Though AxoGen makes an effort to follow these agreements strictly, a disagreement between AxoGen and either party could have negative impacts on its ability to operate its business effectively. In addition, AxoGen could learn that the technologies it has licensed from UFRF and UT do not perform as purported, are not efficacious, or are not the property of UFRF or UT, or some similar problem with the license, any of which would have an immediate and negative impact on AxoGen’s business.

Risk Related to Our Common Stock

The price of AxoGen’s common shares could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

Our common shares are listed on the NASDAQ Capital Market under the symbol “AXGN.”  The trading price of our common shares has experienced substantial volatility and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

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

The continued operation and expansion of our business will require substantial funding. In addition, the PDL Royalty Contract places certain restrictions on our ability to pay dividends. Accordingly, we do not anticipate that we will pay any cash dividends on our common shares for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment will depend on the appreciation of the price of our common shares, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common shares.

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

If a tender offer is made for our common shares, Section 302A.675 of the MBCA precludes the offeror from acquiring additional shares of stock (including in acquisitions pursuant to mergers, consolidations or statutory share exchanges) within two years following the completion of the tender offer, unless shareholders selling their shares in the later acquisition are given the opportunity to sell their shares on terms that are substantially the same as those contained in the earlier tender offer. Section 302A.675 does not apply if a committee of our Board of Directors consisting of all of its disinterested directors (excluding its current and former officers) approves the proposed acquisition before any shares are acquired pursuant to the earlier tender offer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Prior to December 1, 2013, AxoGen’s corporate headquarters was a facility of 4,742 square feet located in Alachua, Florida.  On November 12, 2013, AxoGen Corporation, a wholly owned subsidiary of AxoGen, entered into the Third Amendment to Lease with SNH Medical Office Properties Trust (“SNH”). SNH was the landlord of AxoGen’s corporate headquarters leased facility in Alachua, Florida and AxoGen and SNH agreed to the amendment by which AxoGen relocated and expanded its corporate headquarters to a new space owned by SNH within the same office park. The lease amendment provides for 11,761 square feet of office space until October 31, 2018, renewable thereafter by agreement of the parties, subject to AxoGen’s right to earlier termination after three years from the effective date of the lease. AxoGen’s annual cost of such property ranges from approximately $200,000 to $212,000 per year.  AxoGen moved into the new headquarters in December 2013.

AxoGen also leases 2,224 square feet of laboratory and distribution space in University of Florida’s Sid Martin Biotechnology Incubator in Alachua, Florida on a month to month basis.

On October 25, 2013, AxoGen entered into a Commercial Lease with Ja-Cole. Under the terms of the Commercial Lease AxoGen leased 5,400 square feet of warehouse/office space in Burleson, Texas until November 30, 2016, renewable thereafter by agreement of the parties, at an annual cost of $43,200 per year. The Burleson facility will house raw material storage, a function that is currently provided by a third party vendor, and product distribution, allowing AxoGen to fulfill same day orders for both east and west coasts of the United States.

In Addition, AxoGen leases space and maintains records at certain facilities, which includes the Company’s prior corporate headquarters at 1407 South Kings Highway, Texarkana, Texas 75501.

The Company’s aggregate cost of such properties is approximately $197,000 per year.  AxoGen believes that these facilities are sufficient to operate its business for the next 12 months and that lease obligations will not change materially.

ITEM 3.  LEGAL PROCEEDINGS

AxoGen does not have any active or pending material legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to August 16, 2013, the Company’s common stock was traded on the OTCQB Marketplace, operated by OTC Markets Group, under the symbol “AXGN.”  Since August 16, 2013, the Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “AXGN.”  On March 4, 2014, the last reported closing sale price of the Company common stock on the NASDAQ Capital Market was $3.99 per share.

The following table sets forth, for each of the calendar periods indicated, the range of the following:

(i) Prior to August 16, 2013, the high and low closing bid prices for the Company’s common stock quoted on the OTCQB Marketplace.  The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions; and

(ii)  Since August 16, 2013, the high and low closing sales price of the Company’s common stock on the NASDAQ Capital Market.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	High	Low	High	Low

First Quarter	$4.25	$2.75	$3.49	$2.60

Second Quarter	$5.08	$3.66	$3.99	$2.51

Third Quarter	$4.53	$2.97	$3.25	$2.50

Fourth Quarter	$4.54	$3.35	$3.10	$2.25

Dividend Policy

AxoGen currently intends to retain earnings, if any, to finance the growth and development of its business, and does not expect to pay any cash dividends to its shareholders in the foreseeable future.  In addition, the PDL Royalty Contract places certain restrictions on AxoGen’s ability to pay dividends.

Shareholders

As of March 4, 2014, the Company had 17,373,620 shares of common stock outstanding, and approximately 313 common shareholders of record, based upon information received from our stock transfer agent.  However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.  The Company estimates that there are approximately less than 1,000 individual owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the year of 2013.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2013 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

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

Overview

AxoGen is a leading medical technology company dedicated to advancing the science and commercialization of peripheral nerve repair solutions.  Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of function and feeling. In order to improve surgical repair and regeneration of peripheral nerves, AxoGen has developed and licensed patented and patent pending regenerative medicine technologies. AxoGen’s innovative approach to regenerative medicine has resulted in first-in-class products that will define their product categories. AxoGen’s products offer a full suite of surgical nerve repair solutions including Avance® Nerve Graft, the only commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa ExtraCellular Matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce coaptation sites while preventing soft tissue attachments.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in 2013 compared to 2012 primarily as a result of sales to new accounts and increased product usage by existing accounts. AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term. In the near term revenue growth lags behind the expense increases for market development such as hiring and training of new sales representatives and surgeon education programs.

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

We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations:

Accounts Receivable and Concentration of Credit Risk — Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts which reflects management’s best estimate of the amounts that are uncollectable. In establishing the required allowance, management considers customers’ financial condition, credit history and current economic conditions. In 2013, we established a reserve for doubtful accounts as we did have some accounts deemed uncollectible.  Such accounts, however, have been immaterial both in number and dollar amount. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. Our internal financial operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts; these efforts include monthly statements, written collection notices and telephonic follow-ups. In the event the current conditions as to doubtful accounts negatively changes, management will consider increasing the reserve for doubtful accounts. Management judgment as to identifying negative trends is important in its assumption of exposure to uncollectable receivables requiring a reserve and if revenues expand as expected accounts receivable will rise potentially causing management to reevaluate its underlying assumptions.

Goodwill

Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired in business combinations. The Company is required to perform a review for impairment of goodwill in accordance with FASB ASC 350, Intangibles — Goodwill and Other. Goodwill is considered to be impaired if it is determined that the carrying value of goodwill exceeds its fair value. The Company conducted an impairment test during the year ended December 31, 2012 and determined the goodwill was impaired.  The full amount of goodwill was written off in 2012.

Effective Interest Rate on Note Payable

The PDL Royalty Contract is accounted for as long-term debt. AxoGen records interest using its best estimate of the effective interest rate. This estimate takes into account both the internal rate of return (IRR) of the PDL agreement and the rate of return as the result of exercise of the Put option. The IRR of the PDL Royalty Contract is based on the actual payments to date, projected future revenues and required minimum payments, and is calculated at 20.535%. The PDL Royalty Contract Put option provides PDL a 20% return, if exercised. As a result of the return of the Put option being higher than the IRR of the PDL agreement, management believes the best estimate of the effective interest rate on this instrument would be the Put rate. As a result, AxoGen is accruing interest using the specified internal rate of return for the Put which is 20%. We currently have no knowledge of PDL’s intent to exercise the Put, but will monitor this on an ongoing basis. From time to time, AxoGen will reevaluate the expected cash flows and may adjust the effective interest rate. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams and PDL’s ultimate decision to exercise the Put. Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more-likely-than-not that some portion of the deferred tax assets will not be recognized. We have a full valuation allowance established on the deferred tax asset upon management’s best estimate of final outcomes based upon estimated future revenue and changes in business capitalization. Factors used to establish the valuation allowance are complicated and could cause variability in application over time.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

Revenues for the year ended December 31, 2013 increased 42.3% to approximately $10,947,000 as compared to approximately $7,692,000 for the year ended December 31, 2012. This increase was primarily a result of sales to new accounts, increased product usage by existing accounts and grant revenue received of approximately $67,000. Each new customer in a defined period has the potential to become an established customer with repeat orders and increased account penetration. As such, revenue growth occurs from both new customers who purchase for the first time in a period and increased purchasing from established customers. Each new period of measurement is thus benefited from the additional new customers added in the prior period and growth, if any, realized from established customers.

Gross Profit

Gross profit for the year ended December 31, 2013 increased 48.5% to approximately $8,508,000 as compared to approximately $5,730,000 for the year ended December 31, 2012.  This increase is primarily attributable to the increased revenues in 2013, manufacturing efficiencies and a product price increase instituted in March 2013.  As a result, gross margin also improved to 77.7% in 2013 as compared to 74.5% for 2012.  Product sales mix has an effect on gross profit changes between periods.

Costs and Expenses

Total cost and expenses increased 33.8% to approximately $18,100,000 for the year ended December 31, 2013 as compared to approximately $13,532,000 for the year ended December 31, 2012.  These increases were primarily due to increasing sales and marketing activities, which includes salaries and increased commissions as a result of increased sales, increases in research and development in preparation for AxoGen’s Investigational New Drug (IND) Application with the FDA and the subsequent start of its phase 3 trial, expenses associated with being a public company and increases in salaries as AxoGen hires to meet growth needs, offset by a non-recurring expense incurred in the third quarter of 2012 related to a license agreement and reduced depreciation and amortization expenses.  As a percentage of revenues, total operating expenses were 165.3% for the year ended December 31, 2013 compared to 175.9% for the year ended December 31, 2012.  Such lower total costs and expenses as a percentage of revenue were primarily a result of AxoGen’s revenue increase outpacing costs and expenses increase.

Sales and marketing expenses increased 49.0% to approximately $10,259,000 for the year ended December 31, 2013 as compared to approximately $6,884,000 for the year ended December 31, 2012. This increase was primarily due to increased commissions attributable to higher sales and the expansion of AxoGen’s direct sales force and marketing efforts.  Increased marketing efforts included expansion of surgeon education, including training events and materials, public relations and additional materials, and increased resources for the expanding sales force and independent distributors.  As a percentage of revenues, sales and marketing expenses were 93.7% for the year ended December 31, 2013 compared to 89.5% for the year ended December 31, 2012. Such higher sales and marketing expenses as a percentage of revenue were a result of the costs and expenses increase outpacing the revenue increase, primarily due to the fact that the direct sales force personnel require time to become effective in their territory and provide a positive financial contribution.

General and administrative expenses increased 9.5% to approximately $5,715,000 for the year ended December 31, 2013 as compared to approximately $5,221,000 for the year ended December 31, 2012. As a percentage of revenues, general and administrative expenses were 52.2% for the year ended December 31, 2013 compared to 67.9% the year ended December 31, 2012. The increase in aggregate dollars spent were a result of hiring and costs related to being a public company, offset by a savings in finance costs, a non-recurring expense incurred in the third quarter of 2012 related to a license agreement and reduced depreciation and amortization expenses.  As a percentage of revenue, general and administrative expenses decreased as a result of AxoGen being able to limit increases in such expenses while sales continue to increase.

Research and development expenses increased 48.9% to approximately $2,125,000 in the year ended December 31, 2013 as compared to approximately $1,427,000 for the year ended December 31, 2012.  Because AxoGen’s products are developed for sale in their current use, it conducts limited direct research and product development, but intends to pursue new products and new applications for existing products in the future that may result in increased spending. Research and development includes AxoGen’s clinical efforts and substantially all of the increase in research and development expenses from 2012 to 2013 related to expenditures for such clinical activity, including increase in personnel and associated expenses.

Other Income and Expenses

Interest expense increased 246.4% to approximately $4,820,000 in 2013 as compared to approximately $1,391,000 for the year ended December 31, 2012. This increase was primarily due to the interest accrued related to PDL for the full year in 2013.  As a result of the accounting treatment for the PDL transaction, interest expense for 2013 included approximately $3,783,000 of non-cash expense that is expected to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. The $3,783,000 of non-cash expense was derived from taking the total amount of imputed interest for 2013 on the PDL agreement less the actual cash payment made to PDL for the year.  Other than the $3,783,000 non-cash expense, the remaining $1,030,000 in interest expense for 2013 is related to cash paid for interest on the note payable.

Interest expense— deferred financing costs decreased 81.9% to approximately $179,000 for 2013 as compared to approximately $987,000 in 2012. This decrease is primarily due to lower deferred financing cost amortization associated with the PDL agreement when compared to the previous bank debt.

Income Taxes

AxoGen had no income tax expenses or income tax benefit for 2013 due to incurrence of net operating loss for the year.  However, AxoGen did have an income tax benefit of approximately $738,000 for 2012 which was the result of AxoGen’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds.  The entire amount of the tax refund was received in 2012.  AxoGen does not believe there are any additional tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on AxoGen’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL. Proceeds from the PDL transaction were used to fully repay the MidCap Loan, as defined below, and extinguish AxoGen’s long-term debt obligations thereunder. The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments currently paid weekly based on a 9.95% royalty rate of certain of AxoGen’s Net Revenues (the “Assigned Interests”), subject to certain guaranteed quarterly payment amounts of approximately $1.3 to $2.5 million per quarter that commence in the quarter ending December 31, 2014.  The minimum annual payment amounts are as follows:  2014 - $1,250,805, 2015 - $6,781,440, 2016 - $9,232,642, 2017 and 2018 - $9,000,000, 2019 - $9,063,000 and 2020 - $6,939,000. The royalty payment is based on only that portion of Company Net Revenue that is generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector (the “Acquired Revenues”), which at this time represents all of AxoGen’s Net Revenue with the exception of shipping and handling fees which represent less than 2.3% of total revenues.  Future revenue, if any, from other products or services will not be subject to the PDL royalty payment. Further, on October 5, 2016, or in the event of the occurrence of a material adverse event, AxoGen’s transfer of revenue interest or substantially all of its interest in the products or bankruptcy or material breach of the Royalty Contract, PDL may require AxoGen to repurchase the Assigned Interests at the Put Price. The Put Price is equal to the sum of (i) an amount that, when paid to PDL, would generate a 20% internal rate of return to PDL on the Funded Amount, taking into consideration payments made to PDL by AxoGen, and (ii) any Delinquent Assigned Interests Payment AxoGen owed to PDL. Although we have no knowledge of PDL’s intent to exercise the Put, based on actual payments to date, projected future revenues and the required minimum payments, we currently believe the Put Rate is the best estimate of the effective interest rate of the Royalty Contract.  Finally, in the event of a Change of Control, AxoGen must repurchase the Assigned Interests from PDL for a repurchase price equal to the Change of Control Price on or prior to the third business day after the occurrence of the Change of Control. The Change of Control Price is the sum of (i) an amount that, when paid to PDL, would generate an internal rate of return to PDL of thirty-two and one half percent (32.5%) on all payments made by PDL pursuant to the Royalty Contract as of the date of the Change of Control Payment, taking into account the amount and timing of all payments made by AxoGen to PDL (and retained by PDL) prior to and as of the date of payment of the Change of Control Payment, plus (ii) any Delinquent Assigned Interests Payment owed.  The total consideration PDL paid to AxoGen was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to AxoGen on October 5, 2012, and $1,750,000 PDL paid to AxoGen on August 14, 2012 pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

Under the Royalty Contract, AxoGen sold to PDL the Acquired Revenues and PDL is to receive for eight years the Assigned Interests, i.e., a royalty payment based on a 9.95% royalty rate of AxoGen’s Net Revenues, subject to certain agreed upon minimum payments of approximately $1.3 to $2.5 million per quarter starting in October 2014, was provided the Put and receives certain payments in the event of a Change of Control. The total consideration PDL paid to AxoGen was $20,800,000, including $19,050,000 PDL paid to AxoGen on October 5, 2012, and $1,750,000 PDL paid to AxoGen on August 14, 2012, pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties under the Royalty contract, which was concurrent with its execution, the Interim Royalty Contract was terminated. Proceeds from the PDL Royalty Contract transaction where used to fully repay the MidCap Loan and extinguish AxoGen’s obligations thereunder. There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract. In the event that AxoGen is unable to generate revenue in excess of its PDL Assigned Interests payments and other expenses, or PDL were to exercise the Put at a time when AxoGen did not have sufficient capital to pay the Put Price, AxoGen would need to raise additional capital. There is no assurance that if AxoGen is required to secure funding it can do so on terms acceptable to it, or at all, and its liquidity would be severely compromised.

On September 30, 2011, AxoGen, entered into the Loan and Security Agreement with MidCap Financial SBIC, LP (“MidCap”), as administrative agent, and the Lenders listed on Schedule 1 thereto (the “MidCap Loan”). The MidCap Loan had a principal amount of $5.0 million and a term of 42 months, and was subject to prepayment penalties. Under this agreement, AxoGen was required to make interest only payments for the first 12 months, and payments of both interest and straight line amortization of principal for the remaining 30 months. The interest rate was 9.9% per annum, and interest was computed on the basis of a 360-day year and the actual number of days elapsed during which such interest accrues.

The MidCap Loan contained customary affirmative and negative covenants, including, without limitation, (i) covenants requiring AxoGen to comply with applicable laws, provide to MidCap copies of AxoGen’s financial statements, maintain appropriate levels of insurance and protect, defend and maintain the validity and enforceability of AxoGen’s material intellectual property, (ii) covenants restricting AxoGen’s ability to dispose of all or any part of its assets (subject to certain exceptions), engage in other lines of business, changes in its senior management, enter into merger or consolidation transactions, incur or assume additional indebtedness, or incur liens on its assets, and (iii) covenants requiring AxoGen to meet certain minimum Net Invoiced Revenue, as defined in the agreement, or maintain a cash balance of 80% of the loan principal amount.

The MidCap Loan was secured by all of AxoGen’s assets. The Lenders also received a ten-year warrant to purchase 89,686 shares of AxoGen’s common shares at $2.23 per share. Proceeds from the PDL transaction were used to fully repay the MidCap Loan, along with a $172,581 prepayment penalty, and extinguish AxoGen’s obligations thereunder.

The Company had no material commitments for capital expenditures at December 31, 2013 or 2012.

Cash Flow Information

AxoGen had working capital of approximately $23.56 million and a current ratio of 12.23 at December 31, 2013, compared to working capital of $16.82 million and a current ratio of 12.36 at December 31, 2012. The increase in working capital at December 31, 2013 as compared to December 31, 2012 was primarily due to AxoGen on August 14, 2013 completing an underwritten offering of 6,000,000 shares of its common stock at a price to the public of $3.00 per share. AxoGen granted the underwriters a 30-day option to purchase up to an aggregate of 900,000 additional shares of Company common stock at the public offering price, less the underwriting discount, to cover over-allotments, if any. On September 11, 2013, the underwriters exercised their option to purchase an additional 184,332 shares.  AxoGen received net proceeds of approximately $16.7 million, after deducting approximately $1.8 million in underwriting discounts and commissions and offering expenses payable by AxoGen, and including the underwriters’ over-allotment option.  AxoGen believes it has sufficient cash resources to meet its liquidity requirements for the next 12 months.

AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, and the corresponding royalty payments of approximately $1.3 to $2.5 million per quarter, starting in October 2014,  due to PDL and pursuant to AxoGen’s licensing agreements in connection with Avance® Nerve Graft, cost of products and acquisition and/or development of new products. In particular, if revenue does not increase by fourth quarter 2014 to a level whereby the 9.95% royalty owed to PDL on AxoGen’s gross revenues exceeds the PDL minimum royalty payments at such time of approximately $1.3 million, and such differential continues, or grows larger as the PDL minimum royalty payments increase, AxoGen would face increasing capital needs. Such capital needs could be substantial depending on the extent to which AxoGen is unable to increase revenue.

If AxoGen needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital as the PDL transaction matures could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount. During the year ended December 31, 2013, AxoGen had a net increase in cash and cash equivalents of approximately $6,162,000 as compared to a net increase of cash and cash equivalents of approximately $5,717,000 in the year ended December 31, 2012. AxoGen’s principal sources and uses of funds are explained below:

Net Cash used in operating activities

AxoGen used approximately $10,445,000 of cash for operating activities in 2013, as compared to using approximately $8,662,000 of cash for operating activities in 2012. This increase in cash used in operating activities is primarily attributed to the net loss generated in 2013, net of significant non-cash interest added to the note payable, an increase in the stock based compensation along with an increase in our accounts payable offset by increases in accounts receivable and inventory.

Net Cash used in investing activities

Investing activities for 2013 used approximately $244,000 of cash as compared to 2012 which used approximately $127,000. This increase in cash used is attributable to the purchase of property and equipment related to the new facility in Burleson, Texas.

Net Cash provided by financing activities

Financing activities in 2013 provided approximately $16,851,000 of cash as compared to approximately $14,506,000 of cash in 2012. This increase in cash provided is primarily attributed to approximately $16,778,000 of cash provided in 2013 as a result of the sale of Common Stock compared to the issuance of $20,800,000 of additional debt, partially offset by the repayment of approximately $5,000,000 of debt (of which approximately $4.8 million is non-cash proceeds and payments) during 2012 and fees associated therewith.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

AxoGen, Inc.

We have audited the accompanying consolidated balance sheets of AxoGen, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AxoGen, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota
March 6, 2013

AXOGEN, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$20,069,750	$13,907,401
Accounts receivable, net of allowance for doubtful accounts of approximately $58,000 and $0, respectively	1,893,699	1,050,089
Inventory	3,398,438	3,151,109
Prepaid expenses and other	296,719	187,256
Total current assets	25,658,606	18,295,855
Property and equipment, net	381,689	108,534
Intangible assets	570,396	573,731
Deferred financing costs	1,073,579	1,252,443
	$27,684,270	$20,230,563
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,083,942	1,479,752
Current Deferred Revenue	14,118	—
Total current liabilities	2,098,060	1,479,752
Long-term debt
Note Payable — Revenue Interest Purchase Agreement	25,363,695	21,580,252
Long Term Deferred Revenue	85,882	—
Total liabilities	27,547,63	23,060,004
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 17,339,561 and 11,122,573 shares issued and outstanding	173,395	111,226

Additional paid-in capital	72,369,016	54,908,226
Accumulated deficit	(72,405,778)	(57,848,893)
Total shareholders’ equity (deficit)	136,633	(2,829,441)
	$27,684,270	$20,230,563

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2013 and 2012

	2013	2012
Revenues	$10,947,361	$7,691,704
Cost of goods sold	2,439,818	1,961,877
Gross profit	8,507,543	5,729,827
Costs and expenses:
Sales and marketing	10,259,153	6,883,953
Research and development	2,125,476	1,427,211
General and administrative	5,715,119	5,220,599
Total costs and expenses	18,099,748	13,531,763
Loss from operations	(9,592,205)	(7,801,936)
Other income (expense):
Interest expense	(4,819,708)	(1,391,342)
Interest expense — deferred financing costs	(178,864)	(986,844)
Other income	33,892	23,972
Total other income (expense)	(4,964,680)	(2,354,214)
Loss before income taxes	(14,556,885)	(10,156,150)
Income tax benefit	—	738,192
Net Loss	(14,556,885)	(9,417,958)

Weighted Average Common Shares outstanding — basic and diluted	13,499,793	11,089,425
Loss Per Common share — basic and diluted	$(1.08)	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, December 31, 2011	11,062,188	$110,622	$54,391,784	$(48,430,935)	$6,071,471

Stock-based compensation	—	—	495,077	—	495,077
Exercise of stock options	58,340	583	15,069	—	15,652
Stock Grant for Services	7,500	75	21,300	—	21,375
Cancellation of shares	(5,455)	(54)	(14,946)	—	(14,999)
Merger Closing — Fractional shares	—	—	(58)	—	(58)
Net loss	—	—	—	(9,417,958)	(9,417,958)

Balance, December 31, 2012	11,122,573	$111,226	$54,908,226	$(57,848,893)	$(2,829,441)

Stock-based compensation	—	—	671,887	—	671,887
Exercise of stock options	32,656	326	73,000	—	73,326
Issuance of common shares	6,184,332	61,843	16,715,903	—	16,777,746
Net loss	—	—	—	(14,556,885)	(14,556,885)

Balance, December 31, 2013	17,339,561	173,395	72,369,016	(72,405,778)	136,633

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(14,556,885)	$(9,417,958)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	79,232	187,749
Amortization of intangible assets	59,100	127,080
Loss on impairment	9,424	299,654
Loss on abandonment of license	—	147,826
Amortization of deferred financing costs	178,864	352,667
Amortization of debt discount	—	161,529
Provision for bad debt	58,617	—
Stock-based compensation	671,887	495,077
Stock grant for service	—	21,375
Cancellation of shares	—	(14,999)
Interest added to note payable	3,783,443	780,252
Change in assets and liabilities:
Accounts receivable	(902,227)	(252,435)
Inventory	(247,329)	(1,390,570)
Prepaid expenses and other	(109,463)	(53,757)
Accounts payable and accrued expenses	430,579	(105,348)
Deferred Revenue	100,000	—

Net cash used for operating activities	(10,444,758)	(8,661,858)

Cash flows from investing activities:
Purchase of property and equipment	(178,776)	(48,459)
Acquisition of intangible assets	(65,189)	(78,825)

Net cash used for investing activities	(243,965)	(127,284)

Cash flows from financing activities:
Proceeds from issuance of note payable	—	15,961,294
Proceeds from issuance of common stock	16,777,746	—
Repayments of long-term debt	—	(161,292)
Debt issuance costs	—	(1,309,834)
Proceeds from exercise of stock options	73,326	15,652
Merger	—	(58)

Net cash provided by financing activities	16,851,072	14,505,762

Net increase in cash and cash equivalents	6,162,349	5,716,620
Cash and cash equivalents, beginning of year	13,907,401	8,190,781

Cash and cash equivalents, end of period	$20,069,750	$13,907,401

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,030,219	$649,108
Supplemental disclosure of non-cash investing and financing activities:
Payments of fixed assets in accounts payable	$173,611	$—
Payments of long term debt with proceeds from note payable	—	4,838,706

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

1.                                      Basis of Presentation

The accompanying consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of December 31, 2013 and December 31, 2012 and for the years then ended. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.                                      Organization and Business

Business Summary

The Company is a leading medical technology company dedicated to advancing the science and commercialization of peripheral nerve repair solutions. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of muscle function and/or feeling. In order to improve the options available for the surgical repair and regeneration of peripheral nerves, the Company has developed and licensed, patented and patent pending regenerative medicine technologies. The Company’s innovative approach to regenerative medicine has resulted in first-in-class products that the Company believes will define their product categories. AxoGen’s products offer a full suite of surgical nerve repair solutions including Avance® Nerve Graft, the only off-the-shelf commercially available processed nerve allograft human nerve tissue obtained from a donor for bridging severed nerves without the comorbidities of an autograft second surgical site, such resulting in a loss of feeling where the nerve was removed and potential pain at the donor site. The Company’s AxoGuard® line of products are derived from pig tissue and are natural scaffolds of the body called ExtraCellular Matrix, or ECM.  AxoGuard® Nerve Connector is used to facilitate the tensionless repair of severed nerves, and AxoGuard® Nerve Protector is used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.

3.                                      Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Revenues for manufactured products and products sold to a customer or under a distribution agreement are recognized when the product is delivered to the customer or distributor, at which time title passes to the customer or distributor, provided, however, that in the case of revenues from consigned sales delivery is determined when the product is utilized in a surgical procedure. Once a product is delivered, the Company has no further performance obligations. Delivery is defined as delivery to a customer location or segregation of product into a contracted distribution location. At such time, this product cannot be sold to any other customer. Fees charged to customers for shipping are recognized as revenues when products are shipped to the customer, distributor or end user.

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

In 2013, we established a reserve for doubtful accounts as we did have some accounts deemed uncollectible.  We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was $58,617 and $0 at December 31, 2013 and 2012, respectively.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures.

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies and are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2013	December 31, 2012
Finished goods	$2,131,336	$2,143,176
Work in process	235,966	145,156
Raw materials	1,031,136	862,777
	$3,398,438	$3,151,109

Inventories are net of reserve of $382,545 and $537,798 at December 31, 2013 and 2012, respectively.

Property and Equipment

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment	2-5 years
Leasehold improvements	5 years (or lease term if less)
Processing equipment	5-7 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported as other income or expense.

Intangible Assets

Intangible assets consist primarily of license agreements for exclusive rights to use various patented and patent-pending technologies described in Note 5 and other costs related to the license agreements, including patent prosecution and protection costs. Such costs are capitalized and amortized on a straight-line basis over the underlying terms of the license agreements or estimated useful life of patents, ranging from 5 to 20 years.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For the years ended December 31, 2013 and 2012, the Company recorded an impairment loss of $9,424 and $129,667, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is tested for impairment annually.  The Company utilizes the income approach in estimating fair value.  The Company’s 2012 annual goodwill impairment analysis indicated a significant decrease in the carrying value of goodwill, due to declines in the associated revenues, resulting in a full $169,887 impairment loss being recorded for the year ended December 31, 2012.

Deferred Financing Costs

The Company capitalizes all third-party costs incurred, including equity-based payments, associated with the issuance of long-term debt. The costs are amortized to interest expense over the term of the debt using the effective interest method.

Advertising

Advertising costs are expensed as incurred. Advertising costs were $37,000 and $56,000 for the years ended December 31, 2013 and 2012, respectively, and are included in sales and marketing expense on the accompanying consolidated statements of operations.

Research and Development Costs

Research and Development costs are expensed as incurred and were approximately $2,125,000 and $1,427,000 for the years ended December 31, 2013 and 2012, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2009 through 2013; there currently are no examinations in process.

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

Years ended December 31,	2013	2012
Expected term (in years)	4.0	4.0
Expected volatility	83.15%	117.2%
Risk free rate	0.79%	0.61%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the years ended December 31, 2013 and 2012 as they were deemed insignificant.

Earnings (Loss) Per Common Share

Earnings (loss) per common share (EPS) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

There were no dilutive instruments as of December 31, 2013 and 2012.  The basic and diluted weighted average shares outstanding were 13,499,793 and 11,089,425 for the years ended December 31, 2013 and 2012.

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

4.                   Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012

Furniture and equipment	$893,973	$572,459
Leasehold improvements	53,864	42,564
Processing equipment	1,015,388	995,815
Less: accumulated depreciation and amortization	(1,581,536)	(1,502,304)

Property and equipment	$381,689	$108,534

5.                   Intangible Assets

The Company’s intangible assets consist of the following:

	December 31, 2013	December 31, 2012

License agreements	$816,300	$772,230
Patents	62,553	63,429
Less: accumulated amortization	(308,457)	(261,928)
Intangible assets, net	$570,396	$573,731

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of December 31, 2013, the patents were fully amortized, the remaining patents of $62,553 are pending patent costs and are not amortizable. Amortization expense for 2013 and 2012 was approximately $59,000 and $127,000, respectively. As of December 31, 2013, future amortization of license agreements is expected to be $48,000 for 2014, through 2018.

In 2013 and 2012, the Company performed an evaluation of certain patents and determined that the carrying value of such patents were not recoverable and exceeded their estimated fair value.  As a result, the Company recorded in the year ended December 31, 2013 and 2012 an impairment loss of $9,424 and $129,667, respectively, to reduce these patents to their estimated fair value.

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

•                  Under one of the agreements, if AxoGen does not achieve certain regulatory milestones, which AxoGen has not achieved, AxoGen would have owed an annual license maintenance fee starting on August 31, 2012 of $120,000, escalating to $240,000 on August 31, 2013 and August 31, 2014.  In 2012, AxoGen decided to abandon the license and as a result recorded a $147,826 loss on abandonment of license.

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

Royalty fees were approximately $230,000 and $167,000 during 2013 and 2012 and are included in sales and marketing expense on the accompanying consolidated statements of operations.

6.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses includes $203,380 and $137,329 for accrued payroll at December 31, 2013 and 2012, respectively, and $417,825 and $121,746 for accrued commissions at December 31, 2013 and 2012, respectively.

7.                                      Long-Term Debt / Note Payable

Long-term debt / note payable consists of the following:

	December 31, 2013	December 31, 2012
Revenue Interest Purchase Agreement with PDL BioPharma, Inc. (“PDL”) for aggregate of $20,800,000 with amounts payable monthly at 9.95% of Net Revenues through September 2014; and the greater of (i) 9.95% of product revenue or (ii) specific quarterly amounts varying from approximately $1.3 million to $2.5 million per quarter through September 2020. The minimum annual payment amounts are as follows: 2014 - $1,250,805, 2015 - $6,781,440, 2016 - $9,232,642, 2017 and 2018 - $9,000,000, 2019 - $9,063,000 and 2020 - $6,939,000.	$25,363,695	$21,580,252
Long-term portion	$25,363,695	$21,580,252

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive royalties equal to 9.95% of the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector.  Proceeds from the PDL transaction were used to fully repay the MidCap Loan, as defined below, and extinguish AxoGen’s long-term debt obligations thereunder.  The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments based on a royalty rate 9.95% of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements, currently anticipated to be operative, of approximately $1.3 to $2.5 million per quarter which begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.

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

Board Designee

Under the Royalty Contract, during the term of the Royalty Contract, PDL is entitled to designate, and AxoGen shall appoint an individual designated by PDL, who shall serve on the Board of Directors of the Company (the “Board”).  The PDL designee was elected at the Company’s 2013 Annual Meeting of Shareholders.  At each annual meeting thereafter during the term of the Royalty Contract, the Board shall nominate and recommend the PDL designee as a director nominee to serve on the Board until the next annual meeting and shall include such nomination in AxoGen’s proxy statement for each annual meeting thereafter, provided that the election of the PDL designee is subject to shareholders’ approval.

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

9.                                      Stock Options

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

Stock-based compensation expense was $671,887 and $495,077 for 2013 and 2012, respectively.

The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)
Outstanding at December 31, 2011:	1,945,688	2.41	7.35
Granted	267,576	2.99
Forfeited	(354,932)	(2.48)
Exercised	(58,341)	(0.27)
Outstanding at December 31, 2012:	1,799,991	2.54	7.66
Granted	261,000	3.72
Forfeited	(58,843)	(3.48)
Exercised	(32,656)	(2.25)
Outstanding at December 31, 2013	1,969,492	2.68	6.61
Exercisable at December 31, 2013	1,294,290	2.57	6.37

The average fair value of options granted at market during 2013 and 2012 was $3.72 and $2.99 per option, respectively.

The intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was approximately $48,000 and $173,000, respectively. The intrinsic value of options outstanding at December 31, 2013 and 2012 was approximately $3,571,000 and $288,000, respectively. The intrinsic value of options exercisable at December 31, 2013 and 2012 was approximately $2,487,000 and $0, respectively.

Total future compensation expense related to nonvested awards is expected to be approximately $1,233,000 at December 31, 2013 which is expected to be recognized over a weighted average period of 2.06 years. The following table represents non-vested share-based payment activity with employees for the year ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2011:	1,263,205	1.41
Granted	267,576	2.99
Vested	(317,734)	(1.92)
Forfeited	(354,932)	(2.48)
Nonvested options - December 31, 2012:	858,115	2.36
Granted	261,000	3.72
Vested	(385,076)	(2.22)
Forfeited	(58,843)	(3.48)
Nonvested options - December 31, 2013	675,196	2.88

10.  Income Taxes

The Company has temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective income tax basis, as measured by enacted state and federal rates as follows:

December 31	2013	2012
	$	$
Deferred tax assets:
Net operating loss carryforwards	23,075,700	18,182,000
Charitable contributions	500	2,800
Inventory Reserves	144,000	365,600
Stock-based compensation	101,500	52,300
Total deferred tax assets	23,321,700	18,602,700
Deferred tax liabilities:
Depreciation	(84,100)	(154,900)
Amortization	121,000	(51,700)
Total deferred tax assets (liabilities)	36,900	(206,600)
Net deferred tax assets	23,358,600	18,396,100
Valuation allowance	(23,358,600)	(18,396,100)

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $62 million to offset future taxable income which expire in various years through 2033. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of December 31, 2013 and 2012. The valuation allowance increased by $4,962,500 and $3,015,100 during 2013 and 2012, respectively.

The net income tax benefit of approximately $738,000 for 2012 was the result of the Company’s ability to utilize net operating losses and franchise tax adjustments which resulted in tax refunds.  The Company had no income tax expense or income tax benefit for 2013 due to incurrence of net operating losses.  The Company does not believe there are any additional tax refund opportunities currently available.

11.  Employee Benefit Plan

The Company adopted the AxoGen Simple IRA plan in 2007. All full-time employees who have attained the age of 18 are eligible to participate in the Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The simple IRA plan requires the Company to make matching contributions of between 1% and 3% of the employee’s annual salary as long as the employee participates in the Plan. Additionally, the matching has to be at least 3% for three of the first five years of the Plan. Both employee contributions and Company contributions vest immediately. In 2013 and 2012, the Company match was 3% of the participating employee’s annual salary. The Company contributed $126,322 and $102,189 in matching funds during 2013 and 2012, respectively.

12.  Commitments and Contingencies

Operating Leases

On November 12, 2013, AxoGen entered into the Third Amendment to Lease with SNH Medical Office Properties Trust (“SNH”).  SNH was the landlord of AxoGen’s corporate headquarters leased facility in Alachua, Florida and AxoGen and SNH agreed to the amendment by which AxoGen relocated and expanded its corporate headquarters to a new space owned by

SNH within the same office park.  The lease amendment provides for 11,761 square feet of office space until October 31, 2018, renewable thereafter by agreement of the parties, subject to AxoGen’s right to earlier termination after three years from the effective date of the lease. AxoGen’s annual cost of such property ranges from approximately $200,000 to $212,000 per year.

In addition, on October 25, 2013, AxoGen entered into a Commercial Lease with Ja-Cole. Under the terms of the Commercial Lease, AxoGen leased 5,400 square feet of warehouse/office space in Burleson, Texas until November 30, 2016, renewable thereafter by agreement of the parties, at an annual cost of $43,200 per year.  The Burleson facility will house raw material storage, a function that is currently provided by a third party vendor, and product distribution, allowing AxoGen to fulfill same day orders for both coasts of the United States.

The Company leases its lab space on a month to month basis.

Estimated future minimum rental payments on the leases are as follows:

Year ending December 31
2014	$243,000
2015	243,000
2016	241,000
2017	207,000
2018	177,000
TOTAL	$1,111,000

Total rent expense for the Company’s leased office and lab space for the years ended December 31, 2013 and 2012 was approximately $197,000 and $171,000, respectively.

Service Agreements

In 2008, the Company entered into a biostorage and management services agreement with a vendor. The agreement specifies monthly administration fees, storage fees based on volume, and retrieval fees per specimen based on lead times. The agreement can be terminated with 30 days written notice.

In 2009, the Company also entered into a two-year tissue processing agreement with another vendor. Tissue processing fees are based on a combination of a per week and a per donor batch rate. In 2012 the parties agreed to an extension for an additional twelve months and amended the agreement to provide for automatic twelve month renewals.

In August 2008, the Company entered into an agreement to distribute the AxoGuard® product worldwide in the field of peripheral nerve repair, and the parties subsequently amended the agreement in March, 2012. The agreement has an initial seven-year term from the date of the original agreement and following such initial term, the agreement automatically renews for an additional seven (7) year period provided that the parties agree to meet at least ninety (90) days before the end of such initial term to review whether the purchase price of the products obtained from Cook Biotech need to be adjusted and reasonably agree to such adjustment in writing, where such agreement shall not be unreasonably withheld.  The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard® products.

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

Concentrations

Vendor

All of AxoGen’s revenue is currently derived from three products, the Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector.  AxoGen has an exclusive distribution agreement with Cook Biotech for the purchase of AxoGuard®.  This contract is in year six of the initial seven year term and following such initial term, the agreement automatically renews for an additional seven years provided that the parties have met all the required provisions of the contract.  The agreement allows for termination provisions for both parties.  Although there are products that AxoGen believes it could develop or obtain that would replace the AxoGuard® products, the loss of the ability to sell the AxoGuard® products could have a material adverse effect on AxoGen’s business until other replacement products would be available.

Processor

AxoGen is highly dependent on the continued availability of its processing facilities at LifeNet Health and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.  In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to the AxoGen’s business reputation and financial results. Termination of the LifeNet Health facility lease can occur upon six months’ notice from either party. Although AxoGen believes it can find and make operational a new facility in less than six months, the regulatory process for approval of facilities is time-consuming and unpredictable. AxoGen’s ability to rebuild or find acceptable lease facilities would take a considerable amount of time and expense and could cause a significant disruption in service to its customers. Although AxoGen has business interruption insurance which would, in instances other than lease termination, cover certain costs, it may not cover all costs nor help to regain AxoGen’s standing in the market.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that our disclosure controls and procedures were effective as of December 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Based on its evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the year ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

The Board of Directors adopted a Code of Ethics, which is posted on our website http://ir.axogeninc.com/governance.cfm that is applicable to all employees and directors. We will provide copies of our Code of Business Conduct and Ethics without charge upon request. To obtain a copy, please visit our website or send your written request to Investors Relations, 13631 Progress Blvd., Suite 400, Alachua, FL 32615. With respect to any amendments or waivers of this Code of Business Conduct and Ethics (to the extent applicable to the Company’s chief executive officer, principal accounting officer or controller, or persons performing similar functions) the Company intends to either post such amendments or waivers on its website or disclose such amendments or waivers pursuant to a Current Report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and

Executive Officers” and “ Equity Compensation Plan Information” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item concerning ownership will be set forth under the caption “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item concerning ownership will be set forth under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) The following financial statements are filed herewith in Item 8 of Part II of this annual report on Form 10-K:

(i)	Consolidated Balance Sheets
(ii)	Consolidated Statement of Operations
(iii)	Consolidated Statements of Stockholders’ Equity (Deficit)
(iv)	Consolidated Statements of Cash Flows
(v)	Notes to Consolidated Financial Statements

(3)  Exhibits

Exhibit Number	Description
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

10.6.3

Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.6.4

Amendment dated July 26, 2013 to Revenue Interests Purchase Agreement, dated, dated as of October 5, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (registration No. 333-188597) filed with the Securities and Exchange Commission on July 30, 2013)

10.7

LecTec Corporation 2010 Stock Incentive Plan, Amended and Restated on September 27, 2011 (incorporated by reference to Appendix E to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

***10.8.1

Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.8.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.1

Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.10.1

Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

10.10.2

Second Amendment dated February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

+10.10.3	Third Amendment dated November 12, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and SHN Medical Office Properties, its successors and assigns

***10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

***10.16

Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

***10.17

Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

+10.18	Commercial Lease dated October 25, 2013 by and between AxoGen Corporation and Ja-Cole, as amended December 10, 2013.

10.19.1

Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.19.2

First Amendment to Loan and Security Agreement dated August 14, 2012, by and between AxoGen, Inc. and Midcap Financial SBIC, LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.19.3

Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

***10.20

Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

+21.1	Subsidiary of the Registrant

+23.1	Consent of Lurie Besikof Lapidus & Company, LLP

++24.1	Power of Attorney

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

/s/ Karen Zaderej	March 6, 2014
Karen Zaderej Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory G. Freitag	March 6, 2014
Gregory Freitag Chief Financial Officer, General Counsel and Director
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Jamie Grooms	March 6, 2014
Jamie Grooms
Director

/s/ Robert Rudelius	March 6, 2014
Robert Rudelius
Director

/s/ Dr. Mark Gold	March 6, 2014
Mark Gold, M.D.
Director

/s/ John Harper	March 6, 2014
John Harper
Director

/s/ Joe Mandato	March 6, 2014
Joe Mandato
Director

/s/ John McLaughlin	March 6, 2014
John McLaughlin
Director

EXHIBIT INDEX

Exhibit Number	Description
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

10.6.3

Interim Revenue Interests Purchase Agreement dated August 14, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.6.4

Amendment dated July 26, 2013 to Revenue Interests Purchase Agreement, dated, dated as of October 5, 2012, by and between AxoGen, Inc. and PDL BioPharma, Inc. (Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (registration No. 333-188597) filed with the Securities and Exchange Commission on July 30, 2013)

10.7

LecTec Corporation 2010 Stock Incentive Plan, Amended and Restated on September 27, 2011 (incorporated by reference to Appendix E to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

***10.8.1

Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.8.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.1

Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

***10.9.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.10.1

Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

10.10.2

Second Amendment dated February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC, its successors and assigns (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

+10.10.3	Third Amendment dated November 12, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and SHN Medical Office Properties, its successors and assigns

***10.15	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

***10.16

Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

***10.17

Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

+10.18	Commercial Lease dated October 25, 2013 by and between AxoGen Corporation and Ja-Cole, as amended December 10, 2013.

10.19.1

Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.19.2	First Amendment to Loan and Security Agreement dated August 14, 2012, by and between

AxoGen, Inc. and Midcap Financial SBIC, LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.19.3

Subordination and Intercreditor Agreement dated August 14, 2012, by and between AxoGen, Inc., PDL BioPharma, Inc. and Midcap Financial SBIC, LP. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

***10.20

Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

+21.1	Subsidiary of the Registrant

+23.1	Consent of Lurie Besikof Lapidus & Company, LLP

++24.1	Power of Attorney

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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