Form 10-Q
period 2014-03-31
AxoGen, Inc.
filed 2014-04-30
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  0-16159

AxoGen, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1301878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13631 Progress Blvd., Suite 400, Alachua, FL	32615
(Address of principal executive offices)	(Zip Code)

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

As of April 29, 2014 the registrant had 17,466,091 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding product development, product potential, regulatory environment, sales and marketing strategies, liquidity, capital resources or operating performance. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$16,807,753	$20,069,750
Accounts receivable, net of allowance for doubtful accounts of approximately $54,000 and $59,000, respectively	1,965,157	1,893,699
Inventory	3,466,099	3,398,438
Prepaid expenses and other	195,489	296,719
Total current assets	22,434,498	25,658,606
Property and equipment, net	543,227	381,689
Intangible assets	567,787	570,396
Deferred financing costs	1,022,363	1,073,579
	$24,567,875	$27,684,270
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,908,743	$2,083,942
Current Deferred Revenue	14,118	14,118
Total current liabilities	1,922,861	2,098,060
Note Payable — Revenue Interest Purchase Agreement	26,255,540	25,363,695
Long Term Deferred Revenue	82,311	85,882
Total liabilities	28,260,712	27,547,637
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 17,445,968 and 17,339,561 shares issued and outstanding	174,459	173,395
Additional paid-in capital	72,778,043	72,369,016
Accumulated deficit	(76,645,339)	(72,405,778)
Total shareholders’ equity (deficit)	(3,692,837)	136,633
	$24,567,875	$27,684,270

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenues	$3,138,256	$2,142,932
Cost of goods sold	701,300	560,243
Gross profit	2,436,956	1,582,689
Costs and expenses:
Sales and marketing	2,720,707	1,893,541
Research and development	812,615	406,943
General and administrative	1,894,776	1,605,759
Total costs and expenses	5,428,098	3,906,243
Loss from operations	(2,991,142)	(2,323,554)
Other expense:
Interest expense	(1,191,317)	(1,067,621)
Interest expense — deferred financing costs	(51,216)	(44,216)
Other income (expense)	(5,889)	(2,117)
Total other expense	(1,248,422)	(1,113,954)
Net loss	(4,239,564)	(3,437,508)
Net loss available to common shareholders	$(4,239,564)	$(3,437,508)
Weighted Average Common Shares outstanding — basic and diluted	17,383,786	11,124,633
Loss Per Common share — basic and diluted	$(0.24)	$(0.31)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,239,564)	$(3,437,508)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	33,944	23,140
Amortization of intangible assets	10,955	14,687
Amortization of deferred financing costs	51,216	44,216
Share-based compensation	257,542	259,912
Stock grants	60,125	—
Interest added to note	891,845	858,151
Change in assets and liabilities:
Accounts receivable	(71,458)	(129,049)
Inventory	(67,661)	(269,144)
Prepaid expenses and other	101,230	45,223
Accounts payable and accrued expenses	(175,196)	(60,814)
Deferred revenue	(3,571)	—
Net cash used for operating activities	(3,150,593)	(2,651,186)

Cash flows from investing activities:
Purchase of property and equipment	(195,482)	(26,007)
Acquisition of intangible assets	(8,346)	(31,415)
Net cash used for investing activities	(203,828)	(57,422)

Cash flows from financing activities:
Proceeds from exercise of stock options	92,424	1,654
Net cash provided by financing activities	92,424	1,654

Net decrease in cash and cash equivalents	(3,261,997)	(2,706,954)
Cash and cash equivalents, beginning of year	20,069,750	13,907,401

Cash and cash equivalents, end of period	$16,807,753	$11,200,447

Supplemental disclosures of cash flow activity:
Cash paid for interest	$303,919	$172,527

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”)  as of March 31, 2014 and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2013, which are included in the Annual Report on Form 10-K as of and for the year ended December 31, 2013.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.              Organization and Business

Business Summary

The Company is a leading medical technology company dedicated to peripheral nerve repair. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several European countries and includes Avance® Nerve Graft, the only off-the-shelf commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.

Avance® Nerve Graft is processed in the United States by AxoGen. AxoGuard® Nerve Connector and AxoGuard® Nerve Protector are manufactured in the United States by Cook Biotech Incorporated, and are distributed exclusively by AxoGen. AxoGen maintains its corporate offices in Alachua, Florida and is the parent of its wholly owned operating subsidiary, AxoGen Corporation.

3.              Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Revenues for manufactured products and products sold to a customer or under a distribution agreement are recognized when the product is delivered to the customer or distributor, at which time title passes to the customer or distributor, provided, however, that in the case of revenue from consigned sales, delivery is determined when the product is utilized in a surgical procedure. Once a product is delivered, the Company has no further performance obligations. Delivery is defined as delivery to a customer location or segregation of product into a contracted distribution location. At such time, this product cannot be sold to any other customer. Fees charged to customers for shipping are recognized as revenues when products are shipped to the customer, distributor or end user.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $54,000 and $59,000 at March 31, 2014 and December 31, 2013, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2014	December 31, 2013
	(unaudited)

Finished goods	$2,215,469	$2,131,336

Work in process	222,760	235,966

Raw materials	1,027,870	1,031,136

	$3,466,099	$3,398,438

Inventories were net of reserve of approximately $300,000 and $383,000 at March 31, 2014 and December 31, 2013, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2010 through 2013; there currently are no examinations in process.

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

Share-Based Compensation

Stock-based compensation cost related to stock options granted under the AC 2002 Stock Option Plan and AxoGen 2010 Stock Incentive Plan is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the merger, and based on the Company’s common stock for periods subsequent to the merger. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the three months ended March 31:

Three months ended March 31,	2014	2013
Expected term (in years)	4.0	4.0

Expected volatility	81.26%	84.90%

Risk free rate	1.12%	0.56%

Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the three months ended March 31, 2014 and 2013 as they were deemed insignificant.

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

4.              Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(unaudited)

Furniture and equipment	$877,742	$893,973
Leasehold improvements	90,260	53,864
Processing equipment	1,190,704	1,015,388
Less: accumulated depreciation and amortization	(1,615,479)	(1,581,536)

Property and equipment	$543,227	$381,689

5.              Intangible Assets

The Company’s intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(unaudited)

License agreements	$821,231	$816,300

Patents	65,968	62,553

Less: accumulated amortization	(319,412)	(308,457)

Intangible assets, net	$567,787	$570,396

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of December 31, 2013, the patents were fully amortized, the remaining patents of $62,553 were pending patent costs and were not amortizable. Amortization expense for the three months ended March 31, 2014 and 2013 was approximately $11,000 and $15,000, respectively. As of March 31, 2014, future amortization of license agreements is expected to be $37,000 for the remainder of 2014 and $48,000 for 2015 through 2018.

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

Royalty fees were $60,668 and $47,031 during the three months ended March 31, 2014 and 2013, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses includes $148,438 and $203,380 for accrued payroll at March 31, 2014 and December 31, 2013, respectively, and $395,002 and $417,825 for accrued commissions at March 31, 2014 and December 31, 2013, respectively.

7.              Notes Payable

Notes Payable consists of the following:

	March 31, 2014 (unaudited)	December 31, 2013

Revenue Interest Purchase Agreement with PDL BioPharma, Inc. (“PDL”) for aggregate of $20,800,000 with amounts payable monthly at 9.95% of Net Revenues through September 2014; and the greater of (i) 9.95% of product revenue or (ii) specific quarterly amounts varying from approximately $1.3 million to $2.5 million per quarter through September 2020. The minimum annual payment amounts are as follows: 2014 - $1,250,805, 2015 - $6,781,440, 2016 - $9,232,642, 2017 and 2018 - $9,000,000, 2019 - $9,063,000 and 2020 - $6,939,000.	$26,255,540	$25,363,695

Long-term Notes Payable	$26,255,540	$25,363,695

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

8.              Stock Options

The Company granted 226,000 shares of stock options pursuant to its 2010 Stock Incentive Plan for the three months ended March 31, 2014.  Stock-based compensation expense was $257,542 and $259,912 for the three months ended March 31, 2014 and 2013, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $1,610,000 at March 31, 2014.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”) after the Merger (as defined below), and AC before the Merger.

OVERVIEW

The Company is a leading medical technology company dedicated to peripheral nerve repair. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several European countries and includes Avance® Nerve Graft, the only off-the-shelf commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a ECM coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in first quarter 2014 compared to 2013 primarily as a result of sales to new accounts and increased product usage by existing accounts. AxoGen has continued to broaden and strengthen its sales and marketing activity with a focus on the execution of its sales operations. This is expected to have a continued positive contribution to its revenue growth in the long term.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

Revenues for the three months ended March 31, 2014 increased 46.4% to approximately $3,138,000 as compared to approximately $2,143,000 for the three months ended March 31, 2013.  This increase was primarily a result of sales to new accounts and increased product usage by existing accounts.  In addition, AxoGen recognized $62,000 of grant revenue in the first quarter of 2014 as compared to no such revenue in first quarter 2013.

Gross Profit

Gross profit for the three months ended March 31, 2014 increased 53.9% to approximately $2,437,000 as compared to approximately $1,583,000 for the three months ended March 31, 2013.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first quarter of 2014, with additional contributions by the factors also affecting gross margin.  Gross margin improved to 77.7% for the three months ended March 31, 2014 as compared to 73.9% for the same period in 2013 as a result of manufacturing efficiencies, a price increase in March 2014 and change in product mix.

Costs and Expenses

Total cost and expenses increased 38.9% to approximately $5,428,000 for the three months ended March 31, 2014 as compared to approximately $3,906,000 for the three months ended March 31, 2013. These increases were primarily due to increasing sales and marketing activities and increases in salaries as AxoGen hired additional personnel to meet its current and expected growth.  To a lesser extent, these increases were also attributable to expenses associated with being a public company listed on NASDAQ, facility costs and research and development costs associated with the Company’s preparation for its clinical trial.  As a percentage of revenues, total operating expenses were 172.9% for the three months ended March 31, 2014 as compared to

182.3% for the three months ended March 31, 2013. Such lower total costs and expenses as a percentage of revenue were primarily a result of the Company’s revenue increase outpacing increases in costs and expenses.

Sales and marketing expenses increased 43.6% to approximately $2,721,000 for the three months ended March 31, 2014  as compared to approximately $1,894,000 for the three months ended March 31, 2013. This increase was primarily due to expansion of the direct sales force, increased support for both its direct sales force and independent distributors, sales training and surgeon education. As a percentage of revenues, sales and marketing expenses were 86.7% for the three months ended March 31, 2014 compared to 88.4% for the three months ended March 31, 2013. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 17.9% to approximately $1,895,000 for the three months ended March 31, 2014 as compared to approximately $1,606,000 for the three months ended March 31, 2013. The increase was primarily a result of increased payroll and benefits, public company related expenditures and increased rent and utilities for the Company’s new corporate headquarters and distribution facility, offset by a reduction in travel expenses. As a percentage of revenues, general and administrative expenses were 60.3% for the three months ended March 31, 2014 as compared to 74.9% for the three months ended March 31, 2013. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses increased approximately 99.7% to approximately $813,000 in the three months ended March 31, 2014  as compared to approximately $407,000 for the three months ended March 31, 2013.  Development includes AxoGen’s product development, clinical efforts substantially focused on its biological license application (“BLA”) for the Avance® Nerve Graft and surgeon education. A substantial portion of the increase in research and development expenses from 2013 to 2014 related to expenditures for such clinical activity. AxoGen has also increased activity related to education of surgeons as to surgical techniques and AxoGen’s products in support of its sales function, which activity contributed to a portion of the 2014 expense increase. Although AxoGen’s products are developed for sale in their current use, it does conduct limited research and product development focused on new products and new applications to existing products. AxoGen has become more active in pursuing research grants to support this research. This AxoGen product pipeline development also contributed to a portion of the research and development expense increase in 2014, with grant revenue offseting a portion of this activity.

Other Income and Expenses

Interest expense increased 11.5% to approximately $1,191,000 for the three months ended March 31, 2014 as compared to approximately $1,068,000 for the three months ended March 31, 2013. This increase was due to the increase in the interest related to the Royalty Contract from higher revenues and the interest accrued related to PDL.  As a result of the accounting treatment for the PDL transaction, interest expense included approximately $892,000 and $858,000 for the three months ended March 31, 2014 and 2013, respectively, of non-cash expense that is expected to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. Other than the $892,000 and $858,000 non-cash expense, the remaining $299,000 and $210,000 in interest expense for the three months ended March 31, 2014 and 2013, respectively, is related to cash paid for interest on the note payable.

Interest expense—deferred financing costs increased 15.9% to approximately $51,000 for the three months ended March 31, 2014 as compared to approximately $44,000 for the three months ended March 31, 2013. This increase is primarily due to higher deferred financing cost amortization associated with the PDL agreement from applying the effective interest rate method.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended March 31, 2014 and 2013 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Note Payable

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL.  Proceeds from the PDL transaction were used to fully repay a prior credit facility and extinguish AxoGen’s long-term debt obligations thereunder. Pursuant to the Royalty Contract the Company sold to PDL the right to receive specified royalties on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of the Company’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector (the “Acquired Revenues”). The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments currently paid weekly based on a high single digit royalty rate of the Company’s Net Revenues (the “Assigned Interests”), subject to certain agreed upon minimum payment requirements which begin in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.  There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

The Company had no material commitments for capital expenditures at March 31, 2014.

Cash Flow Information

AxoGen had working capital of approximately $20.51 million and a current ratio of 11.67 at March 31, 2014, compared to working capital of $23.56 million and a current ratio of 12.23 at December 31, 2013. The decrease in working capital and the current ratio at March 31, 2014 as compared to December 31, 2013 was primarily due to the use of working capital for operations in excess of revenues.

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

AxoGen continually evaluates its capital needs and takes action as it deems appropriate to maximize its flexibility to address these needs.  As a result, although it has no current operating capital requirements, if such need arose it would raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital as the PDL transaction matures could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount. During the three months ended March 31, 2014, the Company had a net decrease in cash and cash equivalents of approximately $3,262,000 as compared to a net decrease of cash and cash equivalents of approximately $2,707,000 in the three months ended March 31, 2013. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $3,151,000 of cash for operating activities in the three months ended March 31, 2014, as compared to using approximately $2,651,000 of cash for operating activities in the three months ended March 31, 2013. This increase in cash used in operating activities is primarily attributed to the net loss generated in the three months ended March 31, 2014, along with an increase in our accounts receivable and inventory and a decrease in accounts payable and accrued expenses.

Cash used for investing activities

Investing activities for the three months ended March 31, 2014 used approximately $204,000 of cash as compared to using approximately $57,000 of cash in the three months ended March 31, 2013. This increase in use is principally attributable to the purchase of certain fixed assets for the expansion of the headquarters office and the opening of the worldwide distribution facility.

Cash provided by financing activities

Financing activities in the three months ended March 31, 2014 provided approximately $92,000 of cash as compared to providing approximately $1,700 of cash in the three months ended March 31, 2013. The increase was due to proceeds received from the exercise of stock options.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II —OTHER INFORMATION

ITEM 1 — Legal Proceedings

The Company is not a party to any material litigation as of March 31, 2014.

ITEM 1A — RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the Securities and Exchange Commission, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013.  There have been no material changes to these risk factors.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

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

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†  Filed herewith.

††  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated April 30, 2014	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory G. Freitag
Gregory G. Freitag
Chief Financial Officer
(Principal Financial and Accounting Officer)

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

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†  Filed herewith.

††  Furnished herewith.