Form 10-Q
period 2014-06-30
AxoGen, Inc.
filed 2014-08-04
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 3, 2014 the registrant had 17,466,091 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$14,170,332	$20,069,750
Accounts receivable, net of allowance for doubtful accounts of approximately $61,000 and $58,000, respectively	2,526,953	1,893,699
Inventory	3,410,442	3,398,438
Prepaid expenses and other	144,975	296,719
Total current assets	20,252,702	25,658,606
Property and equipment, net	597,278	381,689
Intangible assets	578,602	570,396
Deferred financing costs	970,147	1,073,579
	$22,398,729	$27,684,270
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,239,055	$2,083,942
Current Deferred Revenue	14,118	14,118
Total current liabilities	2,253,173	2,098,060
Note Payable — Revenue Interest Purchase Agreement	27,242,589	25,363,695
Long Term Deferred Revenue	78,739	85,882
Total liabilities	29,574,501	27,547,637
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 17,466,091 and 17,339,561 shares issued and outstanding	174,661	173,395
Additional paid-in capital	73,036,381	72,369,016
Accumulated deficit	(80,386,814)	(72,405,778)
Total shareholders’ equity (deficit)	(7,175,772)	136,633
	$22,398,729	$27,684,270

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$4,214,193	$2,862,289	$7,352,449	$5,005,221
Cost of goods sold	887,820	633,293	1,589,121	1,193,536
Gross profit	3,326,373	2,228,996	5,763,328	3,811,685
Costs and expenses:
Sales and marketing	3,354,912	2,526,388	6,075,619	4,419,929
Research and development	555,758	498,318	1,368,373	905,261
General and administrative	1,713,447	1,398,619	3,608,222	3,004,378
Total costs and expenses	5,624,117	4,423,325	11,052,214	8,329,568
Loss from operations	(2,297,744)	(2,194,329)	(5,288,886)	(4,517,883)
Other income (expense):
Interest expense	(1,392,098)	(1,223,645)	(2,583,415)	(2,291,266)
Interest expense—deferred financing costs	(52,217)	(41,215)	(103,432)	(85,432)
Other income (expense)	588	1,390	(5,303)	(728)
Total other income (expense)	(1,443,727)	(1,263,470)	(2,692,150)	(2,377,426)
Net Loss	(3,741,471)	(3,457,799)	(7,981,036)	(6,895,309)
Net loss available to shareholders	$(3,741,471)	$(3,457,799)	$(7,981,036)	$(6,895,309)
Weighted Average Common Shares outstanding — basic and diluted	17,461,332	11,137,729	17,422,773	11,131,217
Loss Per Common share - basic and diluted	$(0.21)	$(0.31)	$(0.46)	$(0.62)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,981,036)	$(6,895,309)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	67,887	42,813
Amortization of intangible assets	22,099	29,405
Amortization of deferred financing costs	103,432	85,432
Share-based compensation	474,144	392,473
Stock grants	60,125	—
Interest added to note	1,878,894	1,803,439
Change in assets and liabilities:
Accounts receivable	(633,254)	(365,435)
Inventory	(12,004)	(424,670)
Prepaid expenses and other	151,744	59,930
Accounts payable and accrued expenses	155,113	108,186
Deferred revenue	(7,143)	—
Net cash used for operating activities	(5,719,999)	(5,163,736)

Cash flows from investing activities:
Purchase of property and equipment	(283,476)	(45,315)
Acquisition of intangible assets	(30,305)	(39,060)
Net cash used for investing activities	(313,781)	(84,375)

Cash flows from financing activities:
Proceeds from exercise of stock options	134,362	33,393
Net cash provided by financing activities	134,362	33,393

Net decrease in cash and cash equivalents	(5,899,418)	(5,214,718)
Cash and cash equivalents, beginning of year	20,069,750	13,907,401
Cash and cash equivalents, end of period	$14,170,332	$8,692,683

Supplemental disclosures of cash flow activity:
Cash paid for interest	$664,546	$458,394

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of June 30, 2014 and December 31, 2013 and for the three month and six month periods ended June 30, 2014 and 2013.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2013, which are included in the Annual Report on Form 10-K as of and for the year ended December 31, 2013.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.     Organization and Business

Business Summary

The Company is a leading medical technology company dedicated to peripheral nerve repair. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes Avance® Nerve Graft, the only off-the-shelf commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.

Avance® Nerve Graft is processed in the United States by AxoGen. AxoGuard® Nerve Connector and AxoGuard® Nerve Protector are manufactured in the United States by Cook Biotech Incorporated, and are distributed worldwide exclusively by AxoGen. AxoGen maintains its corporate offices in Alachua, Florida and is the parent of its wholly owned operating subsidiary, AxoGen Corporation.

3.     Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Revenues for manufactured products and products sold to a customer or under a distribution agreement are recognized when the product is delivered to the customer or distributor, at which time title passes to the customer or distributor, provided, however, that in the case of revenue from consigned sales, delivery is determined when the product is utilized in a surgical procedure. Once a product is delivered, the Company has no further performance obligations. Delivery is defined as delivery to a customer location or segregation of product into a contracted distribution location. At such time, this product cannot be sold to any other customer. Fees charged to customers for shipping are recognized as revenues when products are shipped to the customer, distributor or end user. Revenues from research grants are recognized in the period the associated costs are incurred.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $61,000 and $58,000 at June 30, 2014 and December 31, 2013, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Finished goods	$2,143,696	$2,131,336
Work in process	240,706	235,966
Raw materials	1,026,040	1,031,136
	$3,410,442	$3,398,438

Inventories were net of reserve of approximately $347,000 and $383,000 at June 30, 2014 and December 31, 2013, respectively.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable and accounts payable and accrued expenses. The fair value of the Company’s long-term debt approximates its carrying value based upon current rates available to the Company.

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

Six months ended June 30,	2014 (unaudited)	2013 (unaudited)
Expected term (in years)	4.0	4.0
Expected volatility	79.80%	84.10%
Risk free rate	1.20%	0.60%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the six months ended June 30, 2014 and 2013 as they were deemed insignificant.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Due to the recent date of issuance for this ASU, management is currently evaluating what impact, if any, the pronouncement will have on the Company’s disclosures, its financial position or results from operations.

4.     Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
	(unaudited)

Furniture and equipment	$945,942	$893,973
Leasehold improvements	106,046	53,864
Processing equipment	1,194,713	1,015,388
Less: accumulated depreciation and amortization	(1,649,423)	(1,581,536)
Property and equipment	$597,278	$381,689

5.     Intangible Assets

The Company’s intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
License agreements	$830,122	$816,300
Patents	79,036	62,553
Less: accumulated amortization	(330,556)	(308,457)
Intangible assets, net	$578,602	$570,396

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of December 31, 2013, the patents were fully amortized, the remaining patents of $79,036 were pending patent costs and were not amortizable. Amortization expense was approximately $11,000 and $15,000 for the three months and was approximately $22,000 and $29,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, future amortization of license agreements is expected to be approximately $26,000 for the remainder of 2014 and $48,000 for 2015 through 2018.

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

Royalty fees were approximately $85,000 and $58,000 for the three months and were $145,000 and $105,000 for the six months ended June 30, 2014 and 2013, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses includes $205,165 and $203,380 for accrued payroll at June 30, 2014 and December 31, 2013, respectively, $415,763 and $417,825 for accrued commissions at June 30, 2014 and December 31, 2013, respectively and $231,691 and $31,176 for accrued bonuses at June 30, 2014 and December 31, 2013, respectively.

7.     Notes Payable

Notes Payable consists of the following:

	June 30, 2014 (unaudited)	December 31, 2013

Revenue Interest Purchase Agreement with PDL BioPharma, Inc. (“PDL”) for aggregate of $20,800,000 with amounts payable monthly at 9.95% of Net Revenues through September 2014; and the greater of (i) 9.95% of product revenue or (ii) specific quarterly amounts varying from approximately $1.3 million to $2.5 million per quarter through September 2020. The minimum annual payment amounts are as follows: 2014 - $1,250,805, 2015 - $6,781,440, 2016 - $9,232,642, 2017 and 2018 - $9,000,000, 2019 - $9,063,000 and 2020 - $6,939,000.	$27,242,589	$25,363,695
Long-term Notes Payable	$27,242,589	$25,363,695

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive royalties equal to 9.95% of the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector.  Proceeds from the PDL transaction were used to fully repay the MidCap Loan, as defined below, and extinguish AxoGen’s long-term debt obligations there under.  The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments based on a royalty rate of 9.95% of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements, currently anticipated to be operative, of approximately $1.3 to $2.5 million per quarter which begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.

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

8.     Stock Options

The Company granted 454,000 options to purchase shares of stock pursuant to its 2010 Stock Incentive Plan for the six months ended June 30, 2014.  Stock-based compensation expense was $216,602 and $132,561 for the three months ended June 30, 2014 and 2013, respectively and $474,144 and $392,473 for the six months ended June 30, 2014 and 2013, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $1,701,000 at June 30, 2014.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”) after the Merger (as defined below), and AC before the Merger.

OVERVIEW

The Company is a leading medical technology company dedicated to peripheral nerve repair. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes Avance® Nerve Graft, the only off-the-shelf commercially available processed nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a ECM coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in second quarter 2014 compared to 2013 primarily as a result of sales to new accounts and increased product usage by existing accounts. AxoGen has continued to broaden and strengthen its sales and marketing activity with a focus on the execution of its sales operations.  This is expected to have a continued positive contribution to its revenue growth in the long term.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Revenues for the three months ended June 30, 2014 increased 47.2% to approximately $4,214,000 as compared to approximately $2,862,000 for the three months ended June 30, 2013.  Additionally, revenues for the six months ended June 30, 2014 increased 46.9% to approximately $7,352,000 as compared to approximately $5,005,000 for the six months ended June 30, 2013.  This increase was primarily a result of sales to new accounts and increased product usage by existing accounts.  In addition, AxoGen recognized approximately $57,000 of grant revenue and $119,000 of grant revenue for the three and six months ended June 30, 2014, respectively as compared to no such revenue in the corresponding time period in 2013.

Gross Profit

Gross profit for the three months ended June 30, 2014 increased 49.2% to approximately $3,326,000 as compared to approximately $2,229,000 for the three months ended June 30, 2013.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the second quarter of 2014, with additional contributions by the factors also affecting gross margin. Gross margin improved to 78.9% for the three months ended June 30, 2014 as compared to 77.9% for the same period in 2013 as a result of price increases in March 2014 and changes in product mix.

Gross profit for the six months ended June 30, 2014 increased 51.2% to approximately $5,763,000 as compared to approximately $3,812,000 for the six months ended June 30, 2013.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first six months of 2014, with additional contributions by the factors also affecting gross margin. Gross margin improved to 78.4% for the six months ended June 30, 2014 as compared to 76.2% for the same period in 2013 as a result of price increases in March 2014 and changes in product mix.

Costs and Expenses

Total cost and expenses increased 27.2% to approximately $5,624,000 for the three months ended June 30, 2014 as compared to approximately $4,423,000 for the three months ended June 30, 2013. These increases were primarily due to increasing sales and marketing activities, increases in compensation as AxoGen hired additional personnel to meet its current and expected growth and costs associated with clinical activities.

Total cost and expenses increased 32.7% to approximately $11,052,000 for the six months ended June 30, 2014 as compared to approximately $8,330,000 for the six months ended June 30, 2013. These increases were primarily due to increasing sales and marketing activities and increases in compensation as AxoGen hired additional personnel to meet its current and expected growth.  To a lesser extent, these increases were also attributable to expenses associated with being a public company listed on NASDAQ, facility costs and research and development costs associated with the Company’s preparation for its clinical trial.

Sales and marketing expenses increased 32.8% to approximately $3,355,000 for the three months ended June 30, 2014  as compared to approximately $2,526,000 for the three months ended June 30, 2013. This increase was primarily due to expansion of the direct sales force, increased support for both AxoGen’s direct sales force and independent distributors, sales training and surgeon education. As a percentage of revenues, sales and marketing expenses were 79.6% for the three months ended June 30, 2014 compared to 88.3% for the three months ended June 30, 2013. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Sales and marketing expenses increased 37.5% to approximately $6,076,000 for the six months ended June 30, 2014  as compared to approximately $4,420,000 for the six months ended June 30, 2013. This increase was primarily due to expansion of the direct sales force, increased support for both AxoGen’s direct sales force and independent distributors, sales training and surgeon education. As a percentage of revenues, sales and marketing expenses were 82.6% for the six months ended June 30, 2014 compared to 88.3% for the six months ended June 30, 2013. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 22.4% to approximately $1,713,000 for the three months ended June 30, 2014 as compared to approximately $1,399,000 for the three months ended June 30, 2013. The increase was primarily a result of increased compensation, public company related expenditures and increased rent and utilities for the Company’s new corporate headquarters and distribution facility, partially offset by a reduction in consulting services, legal services and travel expenses.  As a percentage of revenues, general and administrative expenses were 40.7% for the three months ended June 30, 2014 as compared to 48.9% for the three months ended June 30, 2013. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 20.1% to approximately $3,608,000 for the six months ended June 30, 2014 as compared to approximately $3,004,000 for the six months ended June 30, 2013. The increase was primarily a result of increased compensation, public company related expenditures and increased rent and utilities for the Company’s new corporate headquarters and distribution facility, partially offset by a reduction in consulting services, legal services and travel expenses.  As a percentage of revenues, general and administrative expenses were 49.1% for the six months ended June 30, 2014 as compared to 60.0% for the six months ended June 30, 2013. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses increased approximately 11.6% to approximately $556,000 in the three months ended June 30, 2014  as compared to approximately $498,000 for the three months ended June 30, 2013.  Research and development expenses increased approximately 51.2% to approximately $1,368,000 in the six months ended June 30, 2014  as compared to approximately $905,000 for the six months ended June 30, 2013.  Development includes AxoGen’s product development and clinical efforts substantially focused on its biological license application (“BLA”) for the Avance® Nerve Graft. A substantial portion of the increase in research and development expenses from 2013 to 2014 is related to expenditures for such clinical activity. Although AxoGen’s products are developed for sale in their current use, it does conduct limited research and product development focused on new products and new applications to existing products.  AxoGen has become more active in pursuing research grants to support this research.  AxoGen’s product pipeline development also contributed to a portion of the research and development expense increase in 2014, with grant revenue partially offsetting a portion of this activity.

Other Income and Expenses

Interest expense increased 13.7% to approximately $1,392,000 for the three months ended June 30, 2014 as compared to approximately $1,224,000 for the three months ended June 30, 2013. Interest expense increased 12.7% to approximately $2,583,000 for the six months ended June 30, 2014 as compared to approximately $2,291,000 for the six months ended June 30, 2013. This increase was due to the increase in the interest related to the Royalty Contract from higher revenues and the interest accrued related to PDL.  As a result of the accounting treatment for the PDL transaction, interest expense included approximately $1,031,000 and $938,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $1,917,000 and $1,833,000 for the six months ended June 30, 2014 and 2013, respectively, of non-cash expense that is expected to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. Other than the $1,917,000 and $1,833,000 non-cash expense, the remaining $665,000 and $458,000 in interest expense for the six months ended June 30, 2014 and 2013, respectively, is related to cash paid for interest on the note payable.

Interest expense—deferred financing costs increased 26.8% to approximately $52,000 for the three months ended June 30, 2014 as compared to approximately $41,000 for the three months ended June 30, 2013. Interest expense—deferred financing costs increased 21.2% to approximately $103,000 for the six months ended June 30, 2014 as compared to approximately $85,000 for the six months ended June 30, 2013. This increase is primarily due to higher deferred financing cost amortization associated with the PDL agreement from applying the effective interest rate method.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months and six months ended June 30, 2014 and 2013 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Note Payable

On October 5, 2012, AxoGen entered into the Royalty Contract with PDL.  Proceeds from the PDL transaction were used to fully repay a prior credit facility and extinguish AxoGen’s long-term debt obligations thereunder. Pursuant to the Royalty Contract the Company sold to PDL the right to receive specified royalties on the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of the Company’s products Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector (the “Acquired Revenues”). The Royalty Contract has a term of eight years. Under the Royalty Contract, PDL is to receive royalty payments currently paid weekly based on a royalty rate of 9.95% of the Company’s Net Revenues (the “Assigned Interests”), subject to certain agreed upon minimum payment requirements which begin in the fourth quarter of 2014 as provided in the Royalty Contract. The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), including $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to the Interim Royalty Contract. Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated.   There are no financial covenants or other restrictions on the use of capital by AxoGen as a result of the Royalty Contract, however, PDL has a first perfected security interest in the Assigned Interests.

The Company had no material commitments for capital expenditures at June 30, 2014.

Cash Flow Information

AxoGen had working capital of approximately $18.00 million and a current ratio of 8.99 at June 30, 2014, compared to working capital of $23.56 million and a current ratio of 12.23 at December 31, 2013. The decrease in working capital and the current ratio at June 30, 2014 as compared to December 31, 2013 was primarily due to the use of working capital for operations in excess of revenues.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months. AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, cost of products and acquisition and/or development of new products.

AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, and the corresponding escalating royalty payments of approximately $1.3 to $2.5 million per quarter, starting in October 2014,  due to PDL and pursuant to AxoGen’s licensing agreements in connection with Avance® Nerve Graft, cost of products and acquisition and/or development of new products. In particular, if revenue does not increase by fourth quarter 2014 to a level whereby the 9.95% royalty owed to PDL on AxoGen’s gross revenues exceeds the PDL minimum royalty payments at such time of approximately $1.3 million, and such differential continues, or grows larger as the PDL minimum royalty payments increase, AxoGen would face increasing capital needs. Such capital needs could be substantial depending on the extent to which AxoGen is unable to increase revenue.

If AxoGen needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital as the PDL transaction matures could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount. During the six months ended June 30, 2014, the Company had a net decrease in cash and cash equivalents of approximately $5,899,000 as compared to a net decrease of cash and cash equivalents of approximately $5,215,000 in the six months ended June 30, 2013. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $5,720,000 of cash for operating activities in the six months ended June 30, 2014, as compared to using approximately $5,164,000 of cash for operating activities in the six months ended June 30, 2013. This increase in cash used in operating activities is primarily attributed to the net loss generated in the six months ended June 30, 2014, along with an increase in our accounts receivable associated with increased revenues.

Cash used for investing activities

Investing activities for the six months ended June 30, 2014 used approximately $314,000 of cash as compared to using approximately $84,000 of cash in the six months ended June 30, 2013. This increase in use is principally attributable to the purchase of certain fixed assets for the expansion of the headquarters office and the opening of the worldwide distribution facility in Burleson, Texas.

Cash provided by financing activities

Financing activities in the six months ended June 30, 2014 provided approximately $134,000 of cash as compared to providing approximately $33,000 of cash in the six months ended June 30, 2013. The increase was due to proceeds received from the exercise of stock options.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the six months ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II —OTHER INFORMATION

ITEM 1 — Legal Proceedings

The Company is not a party to any material litigation as of June 30, 2014.

ITEM 1A - RISK FACTORS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

10.16.1†	Amendment to Executive Employment Agreement, effective as of May 11, 2014, by and between AxoGen, Inc. and Greg Freitag.

10.21†	Executive Employment Agreement, dated May 12, 2014, between Lee R. Johnston, Jr. and AxoGen Corporation, a wholly owned subsidiary of AxoGen, Inc.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†  Filed herewith.

††  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated August 4, 2014	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Lee R. Johnston, Jr.
Lee R. Johnston, Jr.
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

10.16.1†	Amendment to Executive Employment Agreement, effective as of May 11, 2014, by and between AxoGen, Inc. and Greg Freitag.

10.21†	Executive Employment Agreement, dated May 12, 2014, between Lee R. Johnston, Jr. and AxoGen Corporation, a wholly owned subsidiary of AxoGen, Inc.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†  Filed herewith.

††  Furnished herewith.