Form 10-Q
period 2014-09-30
AxoGen, Inc.
filed 2014-11-13
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:  001-36046

AxoGen, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1301878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13631 Progress Blvd., Suite 400, Alachua, FL	32615
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2014 the registrant had 19,487,530 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,802,608	$20,069,750
Accounts receivable, net of allowance for doubtful accounts of approximately $69,000 and $59,000, respectively	2,743,041	1,893,699
Inventory	3,346,115	3,398,438
Prepaid expenses and other	100,923	296,719
Total current assets	17,992,687	25,658,606
Property and equipment, net	613,174	381,689
Intangible assets	576,382	570,396
Deferred financing costs	914,931	1,073,579
	$20,097,174	$27,684,270
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,020,091	$2,083,942
Current Deferred Revenue	14,118	14,118
Total current liabilities	2,034,209	2,098,060
Note Payable — Revenue Interest Purchase Agreement	28,173,877	25,363,695
Long Term Deferred Revenue	75,168	85,882
Total liabilities	30,283,254	27,547,637
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 17,466,381 and 17,339,561 shares issued and outstanding	174,664	173,395
Additional paid-in capital	73,264,241	72,369,016
Accumulated deficit	(83,624,985)	(72,405,778)
Total shareholders’ equity (deficit)	(10,186,080)	136,633
	$20,097,174	$27,684,270

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$4,671,340	$2,957,462	$12,023,789	$7,962,683
Cost of goods sold	896,178	650,212	2,485,299	1,843,748
Gross profit	3,775,162	2,307,250	9,538,490	6,118,935
Costs and expenses:
Sales and marketing	3,250,977	2,757,241	9,326,596	7,177,170
Research and development	681,230	593,643	2,049,603	1,498,904
General and administrative	1,645,859	1,233,360	5,254,082	4,237,738
Total costs and expenses	5,578,066	4,584,244	16,630,281	12,913,812
Loss from operations	(1,802,904)	(2,276,994)	(7,091,791)	(6,794,877)
Other income (expense):
Interest expense	(1,380,470)	(1,214,603)	(3,963,885)	(3,505,869)
Interest expense—deferred financing costs	(55,217)	(61,216)	(158,648)	(146,648)
Other income (expense)	417	32	(4,886)	(696)
Total other income (expense)	(1,435,270)	(1,275,787)	(4,127,419)	(3,653,213)
Net loss	$(3,238,174)	$(3,552,781)	$(11,219,210)	$(10,448,090)
Weighted Average Common Shares outstanding — basic and diluted	17,466,097	14,320,113	17,437,373	12,205,863
Loss Per Common share - basic and diluted	$(0.19)	$(0.25)	$(0.64)	$(0.86)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,219,210)	$(10,448,090)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	111,390	60,869
Amortization of intangible assets	33,468	44,176
Amortization of deferred financing costs	158,648	146,648
Share-based compensation	701,697	534,673
Stock grants	60,125	—
Interest added to note	2,810,182	2,752,273
Change in assets and liabilities:
Accounts receivable	(849,342)	(690,127)
Inventory	52,323	(308,955)
Prepaid expenses and other	195,796	9,821
Accounts payable and accrued expenses	(63,848)	(162,631)
Deferred revenue	(10,714)	—
Net cash used for operating activities	(8,019,485)	(8,061,343)

Cash flows from investing activities:
Purchase of property and equipment	(342,875)	(66,564)
Acquisition of intangible assets	(39,454)	(50,262)
Net cash used for investing activities	(382,329)	(116,826)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	16,784,203
Proceeds from exercise of stock options	134,672	73,015
Net cash provided by financing activities	134,672	16,857,218

Net increase (decrease) in cash and cash equivalents	(8,267,142)	8,679,049
Cash and cash equivalents, beginning of year	20,069,750	13,907,401

Cash and cash equivalents, end of period	$11,802,608	$22,586,450

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,154,738	$749,857

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”)  as of September 30, 2014 and December 31, 2013 and for the three month and nine month periods ended September 30, 2014 and 2013.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2013, which are included in the Annual Report on Form 10-K as of and for the year ended December 31, 2013.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $69,000 and $59,000 at September 30, 2014 and December 31, 2013, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Finished goods	$2,116,046	$2,131,336
Work in process	221,362	235,966
Raw materials	1,008,707	1,031,136
	$3,346,115	$3,398,438

Inventories were net of reserve of approximately $383,000 and $383,000 at September 30, 2014 and December 31, 2013, respectively.

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

Nine months ended September 30,	2014 (unaudited)	2013 (unaudited)
Expected term (in years)	4.0	4.0
Expected volatility	79.76%	83.27%
Risk free rate	1.23%	0.71%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the nine months ended September 30, 2014 and 2013 as they were deemed insignificant.

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

4.     Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)

Furniture and equipment	$825,690	$893,973
Leasehold improvements	285,698	53,864
Processing equipment	1,194,712	1,015,388
Less: accumulated depreciation and amortization	(1,692,926)	(1,581,536)

Property and equipment	$613,174	$381,689

5.     Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
License agreements	$838,586	$816,300
Patents	79,721	62,553
Less: accumulated amortization	(341,925)	(308,457)
Intangible assets, net	$576,382	$570,396

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of December 31, 2013, the patents were fully amortized, the remaining patents of $79,721 were pending patent costs and were not amortizable. Amortization expense was approximately $11,000 and $15,000 for the three months and was approximately $33,000 and $44,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, future amortization of license agreements is expected to be approximately $15,000 for the remainder of 2014 and $48,000 for 2015 through 2018.

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

Royalty fees were approximately $93,000 and $64,000 for the three months and were $238,000 and $169,000 for the nine months ended September 30, 2014 and 2013, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses includes $182,880 and $203,380 for accrued payroll at September 30, 2014 and December 31, 2013, respectively, $512,774 and $417,825 for accrued commissions at September 30, 2014 and December 31, 2013, respectively and $154,252 and $31,176 for accrued bonuses at September 30, 2014 and December 31, 2013, respectively.

7.     Notes Payable

Notes Payable consists of the following:

	September 30, 2014 (unaudited)	December 31, 2013

Revenue Interest Purchase Agreement with PDL BioPharma, Inc. (“PDL”) for aggregate of $20,800,000 with amounts payable monthly at 9.95% of Net Revenues through September 2014; and the greater of (i) 9.95% of product revenue or (ii) specific quarterly amounts varying from approximately $1.3 million to $2.5 million per quarter through September 2020. The minimum annual payment amounts are as follows: 2014 - $1,250,805, 2015 - $6,781,440, 2016 - $9,232,642, 2017 and 2018 - $9,000,000, 2019 - $9,063,000 and 2020 - $6,939,000.	$28,173,877	$25,363,695
Long-term Notes Payable	$28,173,877	$25,363,695

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

On August 20, 2014, John McLaughlin, the PDL designee who was serving on the Board, delivered to us notice of his resignation as a member of the Board of Directors (the “Board”) of AxoGen, Inc. (the “Company”) effective as of the date of the notice. The Board accepted Mr. McLaughlin’s notice of resignation. The Company notes that Mr. McLaughlin’s resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies or practices. Mr. McLaughlin had served as a member of the Board since October 2012. PDL has informed the Company that it does not intend to appoint a replacement for Mr. McLaughlin at this time.

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

8.     Stock Options

The Company granted 476,250 options to purchase shares of stock pursuant to its 2010 Stock Incentive Plan for the nine months ended September 30, 2014.  Stock-based compensation expense was $227,553 and $142,200 for the three months ended September 30, 2014 and 2013, respectively and $701,697 and $534,673 for the nine months ended September 30, 2014 and 2013, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $1,508,000 at September 30, 2014.

9. Subsequent Events

On November 12, 2014, (the “Signing Date”), AxoGen, Inc. (the “Company” or “AxoGen”), as borrower, and the Company’s wholly owned subsidiary AxoGen Corporation, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly owned subsidiary of Oberland Capital Healthcare Master Fund LP (“Oberland”), as administrative and collateral agent for the lenders. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen a term loan of $25 million (the “Initial Term Loan”) which has a six year term and requires interest only payments and a final principal payment due at the end of the term.  Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 (“the Initial Closing Date”) resulted in a 10% rate. Under certain conditions, the Company has the option to draw an additional $7 million (“Subsequent Borrowing” and, together with the Initial Term Loan, the “Term Loan”) during the period of April 1, 2016 through June 29, 2016 (the closing date of each such Subsequent Borrowing, a “Subsequent Closing Date” and, together with the Initial Closing Date, the “Closing Dates”) under similar terms and conditions.  The Company has to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three peaks has a first perfected security interest in the assets of the Company.

As of the Signing Date, the Company also entered into a 10 year Revenue Interest Agreement (“Revenue Interest Agreement”) with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of the Company’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%.  The Company has to maintain certain covenants including those covenants under the Term Loan.

Under the Term Loan Agreement, the Company has the option at any time to prepay the Term Loan in whole or in part, and the Royalty Interest Agreements by making the following payment, and Three Peaks has the right to demand the following payment upon a change of control of the Company, sale of the majority of the Company’s assets or a material adverse change to the Company or any portion being prepaid: (i) on or prior to the first anniversary of the applicable Closing Date, 120% of the outstanding principal amount of the Term Loan; (ii) after the first anniversary but no later than the second anniversary of the applicable Closing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid; (iii) ) after the second anniversary but no later than the third anniversary of the applicable Closing Date, 150% of the outstanding principal amount of the Term Loan; or any portion being prepaid (iv) ) after the third anniversary of the applicable Closing Date, an amount generating an Internal Rate of Return of 16.25% of the outstanding principal amount of the Term Loan or any portion being prepaid.  In all cases, the amount due is reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement.  In each such case the Company will also owe an additional 3% of the originally advanced Term Loan amount. Upon payment to Three Peaks, the Company would have no further obligations to Three Peaks under the Term Loan or the Revenue Interest Agreement.

In addition, on the Initial Closing Date, the Company sold 1,375,969 shares of common stock to Three Peaks for a total of $3.55 million in cash (“Three Peaks Equity Sale”) at a public offering price of $2.58 per share.  The proceeds from the Initial Term Loan, the Three Peaks Equity Sale and $1.75 million of capital from the Company, were used to fully repay the Royalty Contract with PDL.  The Company has no further obligations to PDL under the Royalty Contract.

In connection with the Term Loan Agreement, on the Signing Date, the Company and its wholly owned subsidiary. AxoGen Corporation (“AC”), entered into a Security Agreement (the “Security Agreement”) with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the Secured Obligations.

Subsequent to the closing of the Term Loan, also on the Initial Closing Date, the Company  sold 643,382 shares of common stock for a total of $1.75 million to PDL (“PDL Equity Sale”) at a public offering price of $2.72 per share pursuant to a Securities Purchase Agreement by and between the Company and PDL dated the Signing Date. The Company intends to use the proceeds from the PDL Equity Sale for general corporate purposes.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”).

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

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in third quarter 2014 compared to 2013 primarily as a result of the sales strategy to focus on growing sales and increasing product usage in existing accounts. AxoGen has continued to broaden and strengthen its sales and marketing activity with a focus on the execution of its sales operations.  This is expected to have a continued positive contribution to its revenue growth in the long term.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Revenues for the three months ended September 30, 2014 increased 58.0% to approximately $4,671,000 as compared to approximately $2,957,000 for the three months ended September 30, 2013.  Additionally, revenues for the nine months ended September 30, 2014 increased 51.0% to approximately $12,024,000 as compared to approximately $7,963,000 for the nine months ended September 30, 2013.  This increase was primarily a result of the sales strategy to focus on growing sales and increasing product usage in existing accounts.  In addition, AxoGen recognized approximately $57,000 and $175,000 of grant revenue for the three and nine months ended September 30, 2014, respectively, as compared to no such revenue in the corresponding time period in 2013.

Gross Profit

Gross profit for the three months ended September 30, 2014 increased 63.6% to approximately $3,775,000 as compared to approximately $2,307,000 for the three months ended September 30, 2013.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the third quarter of 2014. Gross margin improved to 80.8% for the three months ended September 30, 2014 as compared to 78.0% for the same period in 2013 as a result of price increases in March 2014, manufacturing efficiencies and changes in product mix.

Gross profit for the nine months ended September 30, 2014 increased 55.9% to approximately $9,538,000 as compared to approximately $6,119,000 for the nine months ended September 30, 2013.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first nine months of 2014. Gross margin improved to 79.3% for the nine months ended September 30, 2014 as compared to 76.9% for the same period in 2013 as a result of price increases in March 2014 and changes in product mix.

Costs and Expenses

Total cost and expenses increased 21.7% to approximately $5,578,000 for the three months ended September 30, 2014 as compared to approximately $4,584,000 for the three months ended September 30, 2013. These increases were primarily due to increasing sales and marketing activities as revenues increased and increases in compensation as AxoGen hired additional personnel to meet its current and expected growth.

Total cost and expenses increased 28.8% to approximately $16,630,000 for the nine months ended September 30, 2014 as compared to approximately $12,914,000 for the nine months ended September 30, 2013. These increases were primarily due to increasing sales and marketing activities and increases in compensation as AxoGen hired additional personnel to meet its current and expected growth.  To a lesser extent, these increases were also attributable to expenses associated with being a public company listed on NASDAQ, facility costs and research and development costs associated with the Company’s preparation for its clinical trial.

Sales and marketing expenses increased 17.9% to approximately $3,251,000 for the three months ended September 30, 2014  as compared to approximately $2,757,000 for the three months ended September 30, 2013. This increase was primarily due to increased expenses related to AxoGen’s direct sales force and independent distributors, sales training and surgeon education. As a percentage of revenues, sales and marketing expenses were 69.6% for the three months ended September 30, 2014 compared to 93.2% for the three months ended September 30, 2013. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Sales and marketing expenses increased 30.0% to approximately $9,327,000 for the nine months ended September 30, 2014  as compared to approximately $7,177,000 for the nine months ended September 30, 2013. This increase was primarily due to expansion of the direct sales force, increased support for both AxoGen’s direct sales force and independent distributors, sales training and surgeon education. As a percentage of revenues, sales and marketing expenses were 77.6% for the nine months ended September 30, 2014 compared to 90.1% for the nine months ended September 30, 2013. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 33.5% to approximately $1,646,000 for the three months ended September 30, 2014 as compared to approximately $1,233,000 for the three months ended September 30, 2013. The increase was primarily a result of increased compensation including non-cash stock option compensation of approximately $84,000 and insurance expenses As a percentage of revenues, general and administrative expenses were 35.2% for the three months ended September 30, 2014 as compared to 41.7% for the three months ended September 30, 2013. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 24.0% to approximately $5,254,000 for the nine months ended September 30, 2014 as compared to approximately $4,238,000 for the nine months ended September 30, 2013. The increase was primarily a result of increased compensation, including non-cash stock option compensation of approximately $167,000 and insurance expenses.  As a percentage of revenues, general and administrative expenses were 43.7% for the nine months ended September 30, 2014 as compared to 53.2% for the nine months ended September 30, 2013. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses increased approximately 14.6% to approximately $681,000 in the three months ended September 30, 2014  as compared to approximately $594,000 for the three months ended September 30, 2013.  Research and development expenses increased approximately 36.8% to approximately $2,050,000 in the nine months ended September 30, 2014  as compared to approximately $1,499,000 for the nine months ended September 30, 2013.  Development includes AxoGen’s product development and clinical efforts substantially focused on its biological license application (“BLA”) for the Avance® Nerve Graft. A substantial portion of the increase in research and development expenses from 2013 to 2014 is related to expenditures for such clinical activity. Although AxoGen’s products are developed for sale in their current use, it does conduct limited research and product development focused on new products and new applications to existing products.  AxoGen has become more active in pursuing research grants to support this research.  AxoGen’s product pipeline development also contributed to a portion of the research and development expense increase in 2014, with grant revenue partially offsetting a portion of this activity.

Other Income and Expenses

Interest expense increased 13.6% to approximately $1,380,000 for the three months ended September 30, 2014 as compared to approximately $1,215,000 for the three months ended September 30, 2013. Interest expense increased 13.1% to approximately $3,964,000 for the nine months ended September 30, 2014 as compared to approximately $3,506,000 for the nine months ended September 30, 2013. This increase was due to the increase in the interest related to the Royalty Contract from higher revenues and the interest accrued related to PDL.  As a result of the accounting treatment for the PDL transaction, interest expense included approximately $890,000 and $923,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $2,809,000 and $2,756,000 for the nine months ended September 30, 2014 and 2013, respectively, of non-cash expense that is expected to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. Other than the $2,809,000 and $2,756,000 non-cash expense, the remaining $1,155,000 and $750,000 in interest expense for the nine months ended September 30, 2014 and 2013, respectively, is related to cash paid for interest on the note payable.

Interest expense—deferred financing costs decreased 9.8% to approximately $55,000 for the three months ended September 30, 2014 as compared to approximately $61,000 for the three months ended September 30, 2013. Interest expense—deferred financing costs increased 8.2% to approximately $159,000 for the nine months ended September 30, 2014 as compared to approximately $147,000 for the nine months ended September 30, 2013. This increase is primarily due to higher deferred financing cost amortization associated with the PDL agreement from applying the effective interest rate method.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months and nine months ended September 30, 2014 and 2013 due to incurrence of net operating loss in each of these periods.

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

The Company had no material commitments for capital expenditures at September 30, 2014.

On November 12, 2014, (the “Signing Date”), AxoGen, Inc. (the “Company” or “AxoGen”), as borrower, and the Company’s wholly owned subsidiary AxoGen Corporation, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly owned subsidiary of Oberland Capital Healthcare Master Fund LP (“Oberland”), as administrative and collateral agent for the lenders. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen a term loan of $25 million (the “Initial Term Loan”) which has a six year term and requires interest only payments and a final principal payment due at the end of the term.  Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 (“the Initial Closing Date”) resulted in a 10% rate. Under certain conditions, the Company has the option to draw an additional $7 million (“Subsequent Borrowing” and, together with the Initial Term Loan, the “Term Loan”) during the period of April 1, 2016 through June 29, 2016 (the closing date of each such Subsequent Borrowing, a “Subsequent Closing Date” and, together with the Initial Closing Date, the “Closing Dates”) under similar terms and conditions.  The Company has to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Twin peaks has a first perfected security interest in the assets of the Company.

As of the Signing Date, the Company also entered into a 10 year Revenue Interest Agreement (“Revenue Interest Agreement”) with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of the Company’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the

Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%.  The Company has to maintain certain covenants including those covenants under the Term Loan.

Under the Term Loan Agreement, the Company has the option at any time to prepay the Term Loan, in whole or in part, and the Revenue Interest Agreements by making the following payment, and Three Peaks has the right to demand the following payment upon a change of control of the Company, sale of the majority of the Company’s assets or a material adverse change to the Company: (i) on or prior to the first anniversary of the applicable Closing Date, 120% of the outstanding principal amount of the Term Loan or any portion being prepaid; (ii) after the first anniversary but no later than the second anniversary of the applicable Closing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid; (iii) ) after the second anniversary but no later than the third anniversary of the applicable Closing Date, 150% of the outstanding principal amount of the Term Loan or any portion being prepaid; or (iv) ) after the third anniversary of the applicable Closing Date, an amount generating an Internal Rate of Return of 16.25% of the outstanding principal amount of the Term Loan or any portion being prepaid.  In all cases, the amount due is reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement.  In each such case the Company will also owe an additional 3% of the originally advanced Term Loan amount. Upon payment to Three Peaks, the Company would have no further obligations to Three Peaks under the Term Loan or the Revenue Interest Agreement.

In addition, on the Initial Closing Date, the Company sold 1,375,969 shares of common stock to Three Peaks for a total of $3.55 million in cash (“Three Peaks Equity Sale”) at a public offering price of $2.58 per share.  The proceeds from the Initial Term Loan, the Three Peaks Equity Sale and $1.75 million of capital from the Company, were used to fully repay the Royalty Contract with PDL.  The Company has no further obligations to PDL under the Royalty Contract.

In connection with the Term Loan Agreement, on the Signing Date, the Company and its wholly owned subsidiary, Axogen Corporation (“AC”), entered into a Security Agreement (the “Security Agreement”) with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the Secured Obligations.

Subsequent to the closing of the Term Loan, also on the Initial Closing Date, the Company  sold 643,382 shares of common stock for a total of $1.75 million to PDL (“PDL Equity Sale”) at a public offering price of $2.72 per share pursuant to a Securities Purchase Agreement by and between the Company and PDL dated the Signing Date. The Company intends to use the proceeds from the PDL Equity Sale for general corporate purposes.

Cash Flow Information

AxoGen had working capital of approximately $15.96 million and a current ratio of 8.85 at September 30, 2014, compared to working capital of $23.56 million and a current ratio of 12.23 at December 31, 2013. The decrease in working capital and the current ratio at September 30, 2014 as compared to December 31, 2013 was primarily due to the use of working capital for operations.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

AxoGen’s future capital requirements depend on a number of factors, including, without limitation, revenue increases consistent with its business plan, and pursuant to AxoGen’s licensing agreements in connection with Avance® Nerve Graft, cost of products and acquisition and/or development of new products. AxoGen could face increasing capital needs. Such capital needs could be substantial depending on the extent to which AxoGen is unable to increase revenue.

If AxoGen needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

During the nine months ended September 30, 2014, the Company had a net decrease in cash and cash equivalents of approximately $8,267,000 as compared to a net increase of cash and cash equivalents of approximately $8,679,000 in the nine months ended September 30, 2013. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $8,019,000 of cash for operating activities in the nine months ended September 30, 2014, as compared to using approximately $8,061,000 of cash for operating activities in the nine months ended September 30, 2013. This decrease in cash used in operating activities is primarily attributed to the decrease in inventory offset by an increase in our accounts receivable associated with increased revenues.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2014 used approximately $382,000 of cash as compared to using approximately $117,000 of cash in the nine months ended September 30, 2013. This increase in use is principally attributable to the purchase of certain fixed assets for the expansion of the headquarters office and the opening of the worldwide distribution facility in Burleson, Texas.

Cash provided by financing activities

Financing activities in the nine months ended September 30, 2014 provided approximately $135,000 of cash as compared to providing approximately $16,857,000 of cash in the nine months ended September 30, 2013. The cash provided in 2014 was due to proceeds received from the exercise of stock options where as the cash provide in 2013 was attributable to the underwritten public offering of our common shares completed in September 2013.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the nine months ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II —OTHER INFORMATION

ITEM 1 — Legal Proceedings

The Company is not a party to any material litigation as of September 30, 2014.

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

*10.4.3	Fourth Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of September 8, 2014, by and between AxoGen Corporation and LifeNet Health

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

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

AXOGEN, INC.

Dated November 13, 2014	/s/ Karen Zaderej
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

*10.4.3	Fourth Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of September 8, 2014, by and between AxoGen Corporation and LifeNet Health

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†  Filed herewith.

††  Furnished herewith.

*  Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.