Form 10-Q
period 2015-03-31
AxoGen, Inc.
filed 2015-05-05
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of May 4, 2015 the registrant had 24,926,014 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$19,255,725	$8,215,791
Accounts receivable, net of allowance for doubtful accounts of approximately $101,000 and $94,000, respectively	3,161,588	2,872,308
Inventory	3,337,898	3,213,620
Prepaid expenses and other	259,948	109,369
Total current assets	26,015,159	14,411,088
Property and equipment, net	583,420	619,028
Intangible assets	597,453	577,174
Deferred financing costs	939,894	793,499
	$28,135,926	$16,400,789
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,423,272	$2,431,194
Current Deferred Revenue	14,118	14,118
Total current liabilities	3,437,390	2,445,312
Note Payable — Revenue Interest Purchase Agreement	25,269,050	25,085,777
Long Term Deferred Revenue	109,984	115,380
Total liabilities	28,816,424	27,646,469
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 24,926,014 and 19,488,814 shares issued and outstanding	249,260	194,888
Additional paid-in capital	92,761,697	78,675,686
Accumulated deficit	(93,691,455)	(90,116,254)
Total shareholders’ equity (deficit)	(680,498)	(11,245,680)
	$28,135,926	$16,400,789

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Revenues	$4,951,316	$3,138,256
Cost of goods sold	982,881	701,300
Gross profit	3,968,435	2,436,956
Costs and expenses:
Sales and marketing	3,932,522	2,720,707
Research and development	671,036	812,615
General and administrative	1,908,581	1,894,776
Total costs and expenses	6,512,139	5,428,098
Loss from operations	(2,543,704)	(2,991,142)
Other expense:
Interest expense	(994,748)	(1,191,317)
Interest expense — deferred financing costs	(33,746)	(51,216)
Other income (expense)	(3,003)	(5,889)
Total other expense	(1,031,497)	(1,248,422)
Net loss	$(3,575,201)	$(4,239,564)
Weighted Average Common Shares outstanding — basic and diluted	22,517,361	17,383,786
Loss Per Common share — basic and diluted	$(0.16)	$(0.24)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,575,201)	$(4,239,564)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	41,898	33,944
Amortization of intangible assets	11,772	10,955
Amortization of deferred financing costs	33,746	51,216
Share-based compensation	368,249	257,542
Stock grants	—	60,125
Interest added to note	183,273	891,845
Change in assets and liabilities:
Accounts receivable	(289,280)	(71,458)
Inventory	(124,278)	(67,661)
Prepaid expenses and other	(150,579)	101,230
Accounts payable and accrued expenses	992,078	(175,196)
Deferred revenue	(5,396)	(3,571)
Net cash used for operating activities	(2,513,718)	(3,150,593)

Cash flows from investing activities:
Purchase of property and equipment	(6,288)	(195,482)
Acquisition of intangible assets	(32,051)	(8,346)
Net cash used for investing activities	(38,339)	(203,828)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	92,424
Proceeds from issuance of common stock	13,772,133	—
Debt issuance costs	(180,142)	—
Net cash provided by financing activities	13,591,991	92,424

Net increase/(decrease) in cash and cash equivalents	11,039,934	(3,261,997)
Cash and cash equivalents, beginning of year	8,215,791	20,069,750

Cash and cash equivalents, end of period	$19,255,725	$16,807,753

Supplemental disclosures of cash flow activity:
Cash paid for interest	$803,607	$303,919

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.        Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K as of and for the year ended December 31, 2014.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.        Organization and Business

Business Summary

AxoGen, Inc. is a leading medical technology company dedicated to peripheral nerve repair. The company has created and licensed a unique combination of patented nerve repair technologies to change the standard of care for patients with peripheral nerve injuries. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several European countries and includes Avance® Nerve Graft, an off-the-shelf commercially available processed human nerve allograft for bridging severed nerves without the comorbidities associated with an additional surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and the AxoTouch™ Two-Point Discriminator, a tool useful for measuring sensation after a nerve injury, following the progression of a repaired nerve, and during the evaluation of a person with a possible nerve injury, such as nerve division or nerve compression.

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

In 2013, we established a reserve for doubtful accounts as we did have some accounts deemed uncollectible.  We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $101,000 and $94,000 at March 31, 2015 and December 31, 2014, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Finished goods	$2,188,691	$2,072,235
Work in process	272,470	331,891
Raw materials	876,737	809,494
	$3,337,898	$3,213,620

Inventories were net of reserve of approximately $575,000 and $404,000 at March 31, 2015 and December 31, 2014, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2011 through 2014; there currently are no examinations in process.

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

Share-Based Compensation

Stock-based compensation cost related to stock options granted under the AC 2002 Stock Option Plan and AxoGen 2010 Stock Incentive Plan is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the October 2011 merger of LecTec, Inc. and AxoGen Corporation, and based on the Company’s common stock for periods subsequent to such merger. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the three months ended March 31:

Three months ended March 31,	2015	2014
Expected term (in years)	4.0	4.0
Expected volatility	76.32%	81.26%
Risk free rate	1.28%	1.12%
Expected dividends	0.0%	0.0%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the three months ended March 31, 2015 and 2014 as they were deemed insignificant.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”) which updates the considerations on whether an entity should consolidate certain legal entities. The update removes the indefinite deferral of specialized guidance for certain investment funds and changes the way that entities evaluate limited partnerships and fees paid to service providers in the consolidation determination. ASU 2015-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In January 2015, the FASB issued guidance, which completely eliminates all references to and guidance concerning the concept of an extraordinary item from GAAP. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, in April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.        Property and Equipment

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Furniture and equipment	$880,114	$873,824
Leasehold improvements	285,697	285,697
Processing equipment	1,194,712	1,194,712
Less: accumulated depreciation and amortization	(1,777,103)	(1,735,205)
Property and equipment	$583,420	$619,028

5.        Intangible Assets

The Company’s intangible assets consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
License agreements	$851,603	$850,859
Patents	111,303	79,996
Less: accumulated amortization	(365,453)	(353,681)
Intangible assets, net	$597,453	$577,174

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of December 31, 2014, the patents were fully amortized, and the remaining patents of $79,996 were pending patent costs and were not amortizable. Amortization expense for the three months ended March 31, 2015 and 2014 was approximately $12,000 and $11,000, respectively. As of March 31, 2015, future amortization of license agreements is expected to be $36,000 for the remainder of 2015 and $48,000 for 2016 through 2020.

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

Royalty fees were approximately $96,000 and $61,000 during the three months ended March 31, 2015 and 2014, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.        Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$1,966,422	$1,160,859
Miscellaneous accruals	194,985	105,315
Accrued compensation	1,261,865	1,165,020
Accounts Payable and Accrued Expenses	$3,423,272	$2,431,194

7.        Notes Payable

Notes Payable consists of the following:

	March 31, 2015 (unaudited)	December 31, 2014

Term Loan and Revenue Interest Agreement with Three Peaks Capital S.a.r.l. (“Three Peaks”) for a total term loan amount of $25,000,000 which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of March 31, 2015 and December 31, 2014 resulted in a 10% rate. The Revenue Interest Agreement is for a period of ten years. Royalty payments are base on a royalty rate of 3.75% of revenues up to a maximum of $30 million in revenues in any 12 month period.

	$25,269,050	$25,085,777
Long-term Notes Payable	$25,269,050	$25,085,777

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

Under the Term Loan Agreement, AxoGen has the option at any time to prepay the Term Loan, in whole or in part, and the Royalty Interest Agreement, defined below, by making the following payment, and Three Peaks has the right to demand the following payment upon a change of control of AxoGen, sale of the majority of AxoGen’s assets or a material adverse change to AxoGen: (i) on or prior to the first anniversary of the applicable Closing Date, 120% of the outstanding principal amount of the Term Loan or any portion being prepaid; (ii) after the first anniversary but no later than the second anniversary of the applicable Closing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid ; (iii) after the second anniversary but no later than the third anniversary of the applicable Closing Date, 150% of the outstanding principal amount of the Term Loan or any portion being prepaid; or (iv) after the third anniversary of the applicable Closing Date, an amount generating an Internal Rate of Return of 16.25% of the outstanding principal amount of the Term Loan or any portion being prepaid. In all cases, the amount due is reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement. In each such case AxoGen will also owe an additional 3% of the originally advanced Term Loan amount. Upon payment to Three Peaks, AxoGen would have no further obligations to Three Peaks under the Term Loan or the Revenue Interest Agreement.

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

8.        Stock Options

The Company granted stock options to purchase 269,500 shares of common stock pursuant to its 2010 Stock Incentive Plan for the three months ended March 31, 2015.  Stock-based compensation expense was $368,249 and $257,542 for the three months ended March 31, 2015 and 2014, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $2,275,000 at March 31, 2015.

9.        Public Offering of Common Stock

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

10.      Subsequent Events

Commercial Lease

On April 21, 2015, AxoGen Corporation, a wholly owned subsidiary of AxoGen, Inc.  (“AxoGen” or the “Company”), entered into a Commercial Lease with Ja-Cole, L.P. (the “New Lease”) for property located in Burleson, Texas. The New Lease supersedes and replaces a current lease with Ja-Cole. Under the terms of the New Lease, AxoGen leased an additional 2,100 square feet of warehouse space that will be combined with its current 5,400 square feet of warehouse/office space in Burleson, Texas.   The New Lease is for a three year term expiring April 21, 2018, renewable thereafter by agreement of the parties, at an annual cost of $60,000 per year.  The expanded Burleson facility will house raw material storage and product distribution and allow expansion space as required for AxoGen operations.

Processing Agreement

Under an Amended and Restated Nerve Tissue Processing Agreement (the “Agreement”) with LifeNet Health, AxoGen processes and packages Avance® Nerve Graft using its employees and equipment located at LifeNet Health, Virginia Beach, Virginia.  As a result of business requirements of LifeNet Health and their need for additional space on April 16, 2015 they notified AxoGen that it will need to transition out of the Virginia Beach facility on or before February 27, 2016 and therefore is terminating the Agreement effective February 27, 2016.   AxoGen’s planning has included the establishment of manufacturing space under its full control to meet its needs as it continues to expand its revenues. AxoGen is formalizing its plans and has sufficient time to establish new manufacturing space under its control that will meet its future needs.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”).

OVERVIEW

AxoGen, Inc. (NASDAQ: AXGN) is a leading medical technology company dedicated to peripheral nerve repair. The company has created and licensed a unique combination of patented nerve repair technologies to change the standard of care for patients with peripheral nerve injuries. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with an additional surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and the AxoTouch™ Two-Point Discriminator, a tool useful for measuring sensation after a nerve injury, following the progression of a repaired nerve, and during the evaluation of a person with a possible nerve injury, such as nerve division or nerve compression.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in the first quarter of 2015 compared to 2014 primarily as a result of sales to new accounts, increased product usage by existing accounts and a price increase effective March 1, 2015. AxoGen has continued to broaden and strengthen its sales and marketing activity with a focus on the execution of its sales operations.  This is expected to have a continued positive contribution to its revenue growth in the long term.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

Revenues for the three months ended March 31, 2015 increased 57.8% to approximately $4,951,000 as compared to approximately $3,138,000 for the three months ended March 31, 2014.  This increase was primarily a result of increased product usage by existing accounts and sales to new accounts.  In addition, AxoGen recognized approximately $142,000 of grant revenue in the first quarter of 2015 as compared to approximately $62,000 in grant revenue in first quarter 2014.

Gross Profit

Gross profit for the three months ended March 31, 2015 increased 62.8% to approximately $3,968,000 as compared to approximately $2,437,000 for the three months ended March 31, 2014.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first quarter of 2015. Gross margin improved to 80.1% for the three months ended March 31, 2015 as compared to 77.7% for the same period in 2014 as a result of manufacturing efficiencies, a price increase in March 2015 and favorable product mix.

Costs and Expenses

Total cost and expenses increased 20.0% to approximately $6,512,000 for the three months ended March 31, 2015 as compared to approximately $5,428,000 for the three months ended March 31, 2014. These increases were primarily due to increased sales and marketing activities.

Sales and marketing expenses increased 44.5% to approximately $3,933,000 for the three months ended March 31, 2015  as compared to approximately $2,721,000 for the three months ended March 31, 2014. This increase was primarily due to an expansion of our direct sales force, and increased support for both our direct sales force and independent distributors, sales training and surgeon education. As a percentage of revenues, sales and marketing expenses were 79.4% for the three months ended March 31, 2015 compared to 86.7% for the three months ended March 31, 2014. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses  of approximately $1,909,000 for the three months ended March 31, 2015 were flat as compared to approximately $1,895,000 for the three months ended March 31, 2014. As a percentage of revenues, general and administrative expenses were 38.6% for the three months ended March 31, 2015 as compared to 60.3% for the three months ended March 31, 2014. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses decreased approximately 17.5% to approximately $671,000 in the three months ended March 31, 2015 as compared to approximately $813,000 for the three months ended March 31, 2014.  Research and development includes AxoGen’s product development, clinical efforts substantially focused on its biological license application (“BLA”) for the Avance® Nerve Graft and surgeon education. This activity varies from quarter to quarter due to the timing of certain projects.  A substantial portion of the research and development expenses in 2014 and thus far in 2015, relate to expenditures for such clinical activity including preparation for the start of the BLA study during 2015. Although AxoGen’s products are developed for sale in their current use, it does conduct limited research and product development efforts focused on new products and new applications to existing products.  AxoGen has become more active in pursuing research grants to support this research.  This AxoGen product pipeline development also contributed to a portion of the research and development expenses in 2015, with grant revenue offsetting a portion of this activity.

Other Income and Expenses

Interest expense decreased 16.5% to approximately $995,000 for the three months ended March 31, 2015 as compared to approximately $1,191,000 for the three months ended March 31, 2014. This decrease was due to the difference in the interest related to the Revenue Interest Agreement with Three Peaks as compared to the interest related to the Royalty Contract and the interest accrued related to PDL.  As a result of the accounting treatment for the Three Peaks and the PDL transaction, interest expense included approximately $183,000 and $892,000 for the three months ended March 31, 2015 and 2014, respectively, of non-cash expense that is based upon the terms of the Three Peaks and PDL transactions and increases in AxoGen revenues. Other than the $183,000 and $892,000 non-cash expense, the remaining $812,000 and $299,000 in interest expense for the three months ended March 31, 2015 and 2014, respectively, is related to cash paid for interest on the Term Loan Agreement and note payable.

Interest expense—deferred financing costs decreased 33.3% to approximately $34,000 for the three months ended March 31, 2015 as compared to approximately $51,000 for the three months ended March 31, 2014. This decrease is primarily due to lower deferred financing cost amortization associated with the Three Peaks agreement from applying the effective interest rate method as compared to the PDL agreement from applying the effective interest rate method.  Additionally, the deferred financing fees associated with the Three Peaks agreement are spread out over 10 years compared to 8 years for the PDL agreement.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended March 31, 2015 and 2014 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive royalties equal to 9.95% of the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector.  The Royalty Contract had a term of eight years. Under the Royalty Contract, PDL received royalty payments based on a royalty rate of 9.95% of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements, which were anticipated to be approximately $1.3 to $2.5 million per quarter to begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The Company recorded interest using its best estimate of the effective interest rate accruing interest using the specified internal rate of return of the Put Option of 20%.  The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), which included $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. On November 12, 2014, the Company paid PDL $30.3 million to fully extinguish the Royalty Contract.  The Company has no further obligations under the Royalty Contract.

As a result of the accounting treatment for the PDL transaction, interest expense for the three months ended March 31, 2014 included approximately $892,000 of non-cash expense that was to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. The $892,000 of non-cash expense was derived from taking the effective interest on the put in 2014 on the PDL agreement less the actual cash payment made to PDL for the quarter.  Other than the $892,000 non-cash expense, the remaining $299,000 in interest expense for the three months ended March 31, 2014 is related to cash paid for interest on the note payable with PDL.

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

Under the Term Loan Agreement, AxoGen has the option at any time to prepay the Term Loan, in whole or in part, and the Royalty Interest Agreement, defined below, by making the following payment, and Three Peaks has the right to demand the following payment upon a change of control of AxoGen, sale of the majority of AxoGen’s assets or a material adverse change to AxoGen: (i) on or prior to the first anniversary of the applicable Closing Date, 120% of the outstanding principal amount of the Term Loan or any portion being prepaid; (ii) after the first anniversary but no later than the second anniversary of the applicable Closing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid ; (iii) after the second anniversary but no later than the third anniversary of the applicable Closing Date, 150% of the outstanding principal amount of the Term Loan or any portion being prepaid; or (iv) after the third anniversary of the applicable Closing Date, an amount generating an Internal Rate of Return of 16.25% of the outstanding principal amount of the Term Loan or any portion being prepaid. In all cases, the amount due is reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement. In each such case AxoGen will also owe an additional 3% of the originally advanced Term Loan amount. Upon payment to Three Peaks, AxoGen would have no further obligations to Three Peaks under the Term Loan or the Revenue Interest Agreement.

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

As a result of the accounting treatment for the Three Peaks transaction, interest expense for the three months ended March 31, 2015 included approximately $183,000 of non-cash expense that is expected to be paid in the future based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. The $183,000 of non-cash expense was derived from taking the imputed interest on the Three Peaks agreement less the actual cash payment made to Three Peaks for the quarter.  Other than the $183,000 non-cash expense, the remaining $812,000 in interest expense for the three months ended March 31, 2015 is related to cash paid for interest on the Term Loan with Three Peaks.

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

The Company had no material commitments for capital expenditures at March 31, 2015.

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

Cash Flow Information

AxoGen had working capital of approximately $22.58 million and a current ratio of 7.57 at March 31, 2015, compared to working capital of $11.97 million and a current ratio of 5.89 at December 31, 2014. The increase in working capital and the current ratio at March 31, 2015 as compared to December 31, 2014 was primarily due to the public offering in February.  In February 2015 AxoGen completed a public offering of 5,437,200 shares of Common Stock at $2.75 per share resulting in gross proceeds to AxoGen from the offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

AxoGen’s future capital requirements depend on a number of factors, including, without limitation, continued adoption of our products by surgeons and growth of our revenues, continued expansion and development of our direct sales force, expenses associated with our professional education programs, maintaining our gross margins, expenses related to our facilities for production and distribution of products and general market conditions.   AxoGen could face increasing capital needs which could be substantial depending on the extent to which AxoGen is unable to increase revenues.

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

During the three months ended March 31, 2015, the Company had a net increase in cash and cash equivalents of approximately $11,040,000 as compared to a net decrease of cash and cash equivalents of approximately $3,262,000 in the three months ended March 31, 2014. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $2,514,000 of cash for operating activities in the three months ended March 31, 2015, as compared to using approximately $3,151,000 of cash for operating activities in the three months ended March 31, 2014. This decrease in cash used in operating activities is primarily attributable to the increase in accounts payable and accrued expenses offset by the net loss generated in the three months ended March 31, 2015, along with an increase in our accounts receivable and inventory.

Cash used for investing activities

Investing activities for the three months ended March 31, 2015 used approximately $38,000 of cash as compared to using approximately $204,000 of cash in the three months ended March 31, 2014. This decrease in use is principally attributable to the non recurrence of purchases of certain fixed assets for the expansion of the headquarters office and the opening of the worldwide distribution facility in Burleson, Texas that occurred in the period in 2014.

Cash provided by financing activities

Financing activities in the three months ended March 31, 2015 provided approximately $13,592,000 of cash as compared to providing approximately $92,000 of cash in the three months ended March 31, 2014. The increase was due to proceeds received from the public offering consummated in February 2015 compared to the exercise of stock options in the same period of 2014.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II —OTHER INFORMATION

ITEM 1 — Legal Proceedings

The Company is not a party to any material litigation as of March 31, 2015.

ITEM 1A  — RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the Securities and Exchange Commission, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.  There have been no material changes to these risk factors.  If any of these  risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

ITEM 2   —  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   —  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5  — OTHER INFORMATION

None.

ITEM 6  — EXHIBITS

Exhibit Number	Description

10.1*

Term Loan Agreement dated as of November 12, 2014 among AxoGen, Inc. as Borrower, AxoGen Corporation, as Guarantor, the Lenders party hereto and Three Peaks Capital S.a.r.l., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 4, 2015).

10.2

Revenue Interest Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on February 4, 2015).

10.3

Security Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on February 4, 2015).

10.4

Securities Purchase Agreement dated as of November 12, 2014, between AxoGen, Inc., and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed on February 4, 2015).

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

AXOGEN, INC.

Dated May 5, 2015	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Lee Robert Johnston, Jr.
Lee Robert Johnston, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Term Loan Agreement dated as of November 12, 2014 among AxoGen, Inc. as Borrower, AxoGen Corporation, as Guarantor, the Lenders party hereto and Three Peaks Capital S.a.r.l., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 4, 2015).

10.2

Revenue Interest Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on February 4, 2015).

10.3

Security Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on February 4, 2015).

10.4

Securities Purchase Agreement dated as of November 12, 2014, between AxoGen, Inc., and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed on February 4, 2015).

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