Form 10-Q
period 2015-06-30
AxoGen, Inc.
filed 2015-08-06
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 5, 2015 the registrant had 24,932,392 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,622,932	$8,215,791
Accounts receivable, net of allowance for doubtful accounts of approximately $148,000 and $94,000 respectively	3,838,023	2,872,308
Inventory	3,539,957	3,213,620
Prepaid expenses and other	241,108	109,369
Total current assets	23,242,020	14,411,088
Property and equipment, net	663,910	619,028
Intangible assets	608,539	577,174
Deferred financing costs	908,684	793,499
	$25,423,153	$16,400,789
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,408,122	$2,431,194
Current deferred revenue	14,118	14,118
Total current liabilities	3,422,240	2,445,312

Note Payable - Revenue Interest Purchase Agreement	25,426,647	25,085,777
Long Term Deferred Revenue	104,589	115,380
Total liabilities	28,953,476	27,646,469
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 24,932,392 and 19,488,814 shares issued and outstanding	249,323	194,888

Additional paid-in capital	93,102,681	78,675,686
Accumulated deficit	(96,882,327)	(90,116,254)
Total shareholders’ equity (deficit)	(3,530,323)	(11,245,680)
	$25,423,153	$16,400,789

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues	$6,417,253	$4,214,193	$11,368,569	$7,352,449
Cost of goods sold	1,039,841	887,820	2,022,722	1,589,121
Gross profit	5,377,412	3,326,373	9,345,847	5,763,328
Costs and expenses:
Sales and marketing	4,812,262	3,354,912	8,744,783	6,075,619
Research and development	736,399	555,758	1,407,435	1,368,373
General and administrative	1,982,020	1,713,447	3,890,602	3,608,222
Total costs and expenses	7,530,681	5,624,117	14,042,820	11,052,214
Loss from operations	(2,153,269)	(2,297,744)	(4,696,973)	(5,288,886)
Other income (expense):
Interest expense	(1,023,774)	(1,392,098)	(2,018,522)	(2,583,415)
Interest expense — deferred financing costs	(31,210)	(52,217)	(64,956)	(103,432)
Other income (expense)	17,380	588	14,378	(5,303)
Total other income (expense)	(1,037,604)	(1,443,727)	(2,069,100)	(2,692,150)
Net Loss	$(3,190,873)	$(3,741,471)	$(6,766,073)	$(7,981,036)
Weighted Average Common Shares outstanding — basic and diluted	24,928,435	17,461,332	23,729,558	17,422,773
Loss Per Common share — basic and diluted	$(0.13)	$(0.21)	$(0.29)	$(0.46)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,766,073)	$(7,981,036)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	87,610	67,887
Amortization of intangible assets	22,710	22,099
Amortization of deferred financing costs	64,957	103,432
Stock-based compensation	696,625	474,144
Stock grant for service	—	60,125
Interest added to note payable	340,870	1,878,894
Change in assets and liabilities:
Accounts receivable	(965,715)	(633,254)
Inventory	(326,337)	(12,004)
Prepaid expenses and other	(131,739)	151,744
Accounts payable and accrued expenses	976,928	155,113
Deferred revenue	(10,791)	(7,143)

Net cash used for operating activities	(6,010,955)	(5,719,999)

Cash flows from investing activities:
Purchase of property and equipment	(132,492)	(283,476)
Acquisition of intangible assets	(54,075)	(30,305)

Net cash used for investing activities	(186,567)	(313,781)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,770,734	—
Debt issuance costs	(180,142)	—
Proceeds from exercise of stock options	14,071	134,362

Net cash provided by financing activities	13,604,663	134,362

Net increase / (decrease) in cash and cash equivalents	7,407,141	(5,899,418)
Cash and cash equivalents, beginning of year	8,215,791	20,069,750

Cash and cash equivalents, end of period	$15,622,932	$14,170,332

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,649,881	$664,546

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”)  as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and 2014.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K as of and for the year ended December 31, 2014.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Organization and Business

Business Summary

AxoGen, Inc. is a leading medical technology company dedicated to peripheral nerve repair. The company has created and licensed a unique combination of patented nerve repair technologies to change the standard of care for patients with peripheral nerve injuries. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes Avance® Nerve Graft, an off-the-shelf commercially available processed human nerve allograft for bridging severed nerves without the comorbidities associated with an additional surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and the AxoTouch™ Two-Point Discriminator, a tool useful for measuring sensation after a nerve injury, following the progression of a repaired nerve, and during the evaluation of a person with a possible nerve injury, such as nerve division or nerve compression.

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

3.    Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Revenues for manufactured products and products sold to a customer or under a distribution agreement are recognized when the product is shipped to the customer or distributor, at which time title passes to the customer or distributor.  Once a product is shipped, the Company has no further performance obligations. Shipped product is defined as product being shipped from our facility via courier to a customer location or segregation of product into a contracted distribution location. At such time, this product cannot be sold to any other customer. In the case of revenues from consigned sales delivery is determined when the product is utilized in a surgical procedure. Fees charged to customers for shipping are recognized as revenues when products are shipped to the customer, distributor or end user. Revenues from research grants are recognized in the period the associated costs are incurred.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $148,000 and $94,000 at June 30, 2015 and December 31, 2014, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	December 31,
	2015	2014
Finished goods	$2,403,791	$2,072,235
Work in process	240,054	331,891
Raw materials	896,112	809,494
	$3,539,957	$3,213,620

Inventories were net of reserve of approximately $653,000 and $404,000 at June 30, 2015 and December 31, 2014, respectively.

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

Six months ended June 30,	2015	2014
Expected term (in years)	4	4
Expected volatility	76.24%	79.80%
Risk free rate	1.21%	1.20%
Expected dividends	—%	—%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the six months ended June 30, 2015 and 2014 as they were deemed insignificant.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02") which updates the considerations on whether an entity should consolidate certain legal entities. The update removes the indefinite deferral of specialized guidance for certain investment funds and changes the way that entities evaluate limited partnerships and fees paid to service providers in the consolidation determination. ASU 2015-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.    Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)
Furniture and equipment	$955,743	$873,824

Leasehold improvements	300,697	285,697
Processing equipment	1,230,285	1,194,712
Less: accumulated depreciation and amortization	(1,822,815)	(1,735,205)

Property and equipment	$663,910	$619,028

5.    Intangible Assets

The Company’s intangible assets consist of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)
License agreements	$860,006	$850,859
Patents	124,924	79,996
Less: accumulated amortization	(376,391)	(353,681)
Intangible assets, net	$608,539	$577,174

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of June 30, 2015, the patents were fully amortized, and the remaining patents of $124,924 were pending patent costs and were not amortizable. Amortization expense was approximately $11,000 and $11,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $23,000 and $22,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, future amortization of license agreements for the next five years is expected to be $25,000 for the remainder of 2015 and $48,000 for 2016 through 2020.

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

Royalty fees were approximately $121,000 and $85,000 during the three months ended June 30, 2015 and 2014, respectively, and were $217,000 and $145,000 for the six months ended June 30, 2015 and 2014, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	June 30,	December 31,
	2015	2014
Accounts payable	$1,838,425	$1,160,859
Miscellaneous accruals	205,809	105,315
Accrued compensation	1,363,888	1,165,020
Accounts Payable and Accrued Expenses	$3,408,122	$2,431,194

7.    Notes Payable

Notes Payable consists of the following:

	June 30,	December 31,
	2015	2014

Term Loan and Revenue Interest Agreement with Three Peaks Capital S.a.r.l. (“Three Peaks”) for a total term loan amount of $25,000,000 which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of June 30, 2015 and December 31, 2014 resulted in a 10% rate. The Revenue Interest Agreement is for a period of ten years. Royalty payments are based on a royalty rate of 3.75% of revenues up to a maximum of $30 million in revenues in any 12 month period.

	$25,426,647	$25,085,777
Long-term portion	$25,426,647	$25,085,777

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive royalties equal to 9.95% of the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector.  The Royalty Contract had a term of eight years. Under the Royalty Contract, PDL received royalty payments based on a royalty rate of 9.95% of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements, which were anticipated to be approximately $1.3 million to $2.5 million per quarter to begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The Company recorded interest using its best estimate of the effective interest rate accruing interest using the specified internal rate of return of the Put Option of 20%.  The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), which included $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was

terminated. On November 12, 2014, the Company paid PDL $30.3 million to fully extinguish the Royalty Contract.  The Company has no further obligations under the Royalty Contract.

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

In addition, AxoGen entered into a 10 year Revenue Interest Agreement (“Revenue Interest Agreement”) with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%   AxoGen has to maintain certain covenants including those covenants under the Term Loan.

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

In connection with the Term Loan Agreement, on the Signing Date, the Company and its wholly owned subsidiary, AC entered into a Security Agreement (the “Security Agreement”) with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the Secured Obligations.  In the event of default per the terms of the Term Loan Agreement Three Peaks would have the ability to foreclose on the pledged collateral and the Company and AC would not be able to continue its current business if such foreclosure occurred.

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

8.    Stock Options

The Company granted stock options to purchase 295,500 shares of common stock pursuant to its 2010 Stock Incentive Plan for the six months ended June 30, 2015.  Stock-based compensation expense was $328,376 and $216,602  for the three months ended June 30, 2015 and 2014, respectively and $696,625 and $474,144 for the six months ended June 30, 2015 and 2014, respectively. Total future stock compensation expense related to nonvested awards is expected to be approximately $1,996,000 at June 30, 2015.

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

10.  Commitments and Contingencies

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

Processing Agreement

Under an Amended and Restated Nerve Tissue Processing Agreement (the “LifeNet Agreement”) with LifeNet Health, AxoGen processes and packages Avance® Nerve Graft using its employees and equipment located at LifeNet Health,

Virginia Beach, Virginia.  As a result of business requirements of LifeNet Health and their need for additional space,  on April 16, 2015 they notified AxoGen that it will need to transition out of the Virginia Beach facility on or before February 27, 2016 and therefore is terminating the LifeNet Agreement effective February 27, 2016.   AxoGen  has entered into an agreement with Community Blood Center (d/b/a Community Tissue Services) (“CTS”) as a result this termination.

11.  Subsequent Events

License and Services Agreement

On August 6, 2015, AxoGen Corporation (“AxoGen”) entered into a License and Services Agreement (the “Agreement”) with CTS.  Headquartered in Dayton, Ohio, CTS is a nonprofit quality, ethical provider of services to recipients, donor families, medical communities, and community partners through the respectful recovery, processing and distribution of tissue grafts.  CTS, an accredited member of the AATB, is one of the largest nonprofit tissue banks in the United States having in 2014 distributed more than 355,000 tissue grafts to over 5,000 hospitals, physicians and surgeons. Pursuant to the Agreement, AxoGen will process and package its Avance® Nerve Graft using its employees and equipment located at CTS.  It is anticipated that processing currently being performed at LifeNet Health, will be transferred completely to the CTS facility by the end of first quarter of 2016.

The Agreement is for a 5 year term, subject to earlier termination by either party for cause, or after the two year anniversary of the Agreement without cause, upon 180 days’ notice. Under the Agreement AxoGen pays CTS a facility fee for clean room/processing, storage and office space.  CTS also provides services in support of AxoGen’s processing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.  It is anticipated that the Company will have approximately $400,000 of capital expenditures for the placement of equipment and build-out at this facility.

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

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in the first six months of 2015 compared to 2014 primarily as a result of sales to new accounts, increased product usage by existing accounts and a price increase effective March 1, 2015. AxoGen has continued to broaden and strengthen its sales and marketing activity with a focus on the execution of its sales operations.  This is expected to have a continued positive contribution to its revenue growth in the long term.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenues

Revenues for the three months ended June 30, 2015 increased 52.3% to approximately $6,417,000 as compared to approximately $4,214,000 for the three months ended June 30, 2014.  Additionally, revenues for the six months ended June 30, 2015 increased 54.6% to approximately $11,369,000 as compared to approximately $7,352,000 for the six months ended June 30, 2014.  This increase was primarily a result of increased product usage by existing accounts and sales to new accounts.  Also contributing to the increase, AxoGen recognized approximately $128,000 and $57,000 of grant revenue in the three months ended June 30, 2015 and 2014, respectively and $270,000 and $119,000 of grant revenue in the six months ended June 30, 2015 and 2014, respectively.

Gross Profit

Gross profit for the three months ended June 30, 2015 increased 61.7% to approximately $5,377,000 as compared to approximately $3,326,000 for the three months ended June 30, 2014.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the second quarter of 2015, and to a lesser extent by an improvement in gross margin. Gross margin improved to 83.8% for the three months ended June 30, 2015 as compared to 78.9% for the same period in 2014 as a result of processing efficiencies and favorable product mix as a result of changes both within and between product lines.

Gross profit for the six months ended June 30, 2015 increased 62.2% to approximately $9,346,000 as compared to approximately $5,763,000 for the six months ended June 30, 2014.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first six months of 2015, and to a lesser extent by an improvement in gross margin. Gross margin improved to 82.2% for the six months ended June 30, 2015 as compared to 78.4% for the same period in 2014 as a result of processing efficiencies and changes in product mix as a result of changes both within and between product lines.

Costs and Expenses

Total cost and expenses increased 33.9% to approximately $7,531,000 for the three months ended June 30, 2015 as compared to approximately $5,624,000 for the three months ended June 30, 2014. These increases were primarily due to increased sales and marketing activities along with an increase in research and development as the Company began its clinical trial for the Avance© Nerve Graft.

Total cost and expenses increased 27.1% to approximately $14,043,000 for the six months ended June 30, 2015 as compared to approximately $11,052,000 for the six months ended June 30, 2014. These increases were primarily due to increasing sales and marketing activities along with increases in employee compensation.  These increases were also attributable to expenses associated with being a public company, facility costs and research and development costs associated with the Company’s preparation for, and start of, its clinical trial for Avance® Nerve Graft.

Sales and marketing expenses increased 43.4% to approximately $4,812,000 for the three months ended June 30, 2015 as compared to approximately $3,355,000 for the three months ended June 30, 2014. This increase was primarily due to the costs associated with the continued expansion of our direct sales force and surgeon education programs, and to a lesser extent increased support for both our direct sales force and independent distributors.. As a percentage of revenues, sales and marketing expenses were 75.0% for the three months ended June 30, 2015 compared to 79.6% for the three months ended June 30, 2014. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Sales and marketing expenses increased 43.9% to approximately $8,745,000 for the six months ended June 30, 2015 as compared to approximately $6,076,000 for the six months ended June 30, 2014. This increase was primarily due to the costs associated with the continued expansion of the direct sales force and surgeon education programs,  and to a lesser extent increased support for both AxoGen’s direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 76.9% for the six months ended June 30, 2015 compared to 82.6% for the six months ended June 30, 2014. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 15.7% to approximately $1,982,000 for the three months ended June 30, 2015  as compared to approximately $1,713,000 for the three months ended June 30, 2014. Such increase was primarily a result of increased expenses related to payroll. Certain costs associated with being a public company and bank charges related to sales activity also increased, offset by a reduction in travel expenses and certain outside service costs.  As a percentage of revenues, general and administrative expenses were 30.9% for the three months ended June 30, 2015 as compared to 40.7% for the three months ended June 30, 2014. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 7.8% to approximately $3,891,000 for the six months ended June 30, 2015 as compared to approximately $3,608,000 for the six months ended June 30, 2014. The increase was primarily a result of increased expenses related to payroll.  Bank charges related to sales activity also increased, offset by a reduction in certain outside service costs.  As a percentage of revenues, general and administrative expenses were 34.2% for the six months ended June 30, 2015 as compared to 49.1% for the six months ended June 30, 2014. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses increased approximately 32.4% to approximately $736,000 in the three months ended June 30, 2015 as compared to approximately $556,000 for the three months ended June 30, 2014.  Research and development costs increased 2.9% to approximately $1,407,000 in the six months ended June 30, 2015 as compared to approximately $1,368,000 for the six months ended June 30, 2014.  Research and development includes AxoGen’s product development and clinical efforts substantially focused on its biological license application (“BLA”) for the Avance® Nerve Graft. This activity varies from quarter to quarter due to the timing of certain projects.  A substantial portion of the research and development expenses in 2014 and thus far in 2015, relate to expenditures for such clinical activity including preparation for, and the start of,  the pivotal clinical trial to support the BLA, and hiring additional personal to support both clinical and product development activity.  It is expected that costs associated with the BLA will continue to increase as more patients are enrolled in the trial over approximately the next two years.  Although AxoGen’s products are developed for sale in their current use, it does conduct limited research and product development efforts focused on new products and new applications to existing products.  AxoGen has become more active in pursuing research grants to support this research.  This AxoGen product pipeline development also contributed to a portion of the research and development expenses in 2015, with grant revenue offsetting a portion of this activity.

Other Income and Expenses

Interest expense decreased 26.4% to approximately $1,024,000 for the three months ended June 30, 2015 as compared to approximately $1,392,000 for the three months ended June 30, 2014. Interest expense decreased 21.8% to approximately $2,019,000 for the six months ended June 30, 2015 as compared to approximately $2,583,000 for the six months ended June 30, 2014.  This decrease was due to the difference in the interest related to the Revenue Interest Agreement with Three Peaks as compared to the interest related to the Royalty Contract and the interest accrued related to PDL.  As a result of the accounting treatment for the Three Peaks and the PDL transaction, interest expense included approximately $177,000 and $1,031,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $369,000 and $1,917,000 for the six months ended June 30, 2015 and 2014, respectively, of non-cash expense that is based upon the terms of the Three Peaks and PDL transactions and increases in AxoGen revenues. Other than the $369,000 and $1,917,000 non-cash expense, the remaining $1,650,000 and $665,000 in interest expense for the six months ended June 30, 2015 and 2014, respectively, is related to cash paid for interest on the Term Loan Agreement and note payable.

Interest expense—deferred financing costs decreased 40.4% to approximately $31,000 for the three months ended June 30, 2015 as compared to approximately $52,000 for the three months ended June 30, 2014. Interest expense—deferred financing costs decreased 36.9% to approximately $65,000 for the six months ended June 30, 2015 as compared to approximately $103,000 for the six months ended June 30, 2014.   This decrease is primarily due to lower deferred financing cost amortization associated with the Three Peaks agreement as compared to the PDL agreement..  Additionally, the deferred financing fees associated with the Three Peaks agreement are spread out over 10 years compared to 8 years for the PDL agreement.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months and six months ended June 30, 2015 and 2014 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow.

Liquidity and Capital Resources

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive royalties equal to 9.95% of the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector.  The Royalty Contract had a term of eight years. Under the Royalty Contract, PDL received royalty payments based on a royalty rate of 9.95% of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements, which were anticipated to be approximately $1.3 million to $2.5 million per quarter to begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The Company recorded interest using its best estimate of the effective interest rate accruing interest using the specified internal rate of return of the Put Option of 20%.  The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), which included $19,050,000 PDL paid to the Company on October 5, 2012, and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing (the “Closing”) of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. On November 12, 2014, the Company paid PDL $30.3 million to fully extinguish the Royalty Contract.  The Company has no further obligations under the Royalty Contract.

As a result of the accounting treatment for the PDL transaction, interest expense for the six months ended June 30, 2014 included approximately $1,917,000 of non-cash expense that was to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. The $1,917,000 of non-cash expense was derived from taking the effective interest on the put in 2014 on the PDL agreement less the actual cash payment made to PDL for the six months.  Other than the $1,917,000 non-cash expense, the remaining $665,000 in interest expense for the six months ended June 30, 2014 is related to cash paid for interest on the note payable with PDL.

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

In connection with the Term Loan Agreement, on the Signing Date, the Company and its wholly owned subsidiary, AC entered into a Security Agreement (the “Security Agreement”) with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the Secured Obligations.    In the event of default per the terms of the Term Loan Agreement Three Peaks would have the ability to foreclose on the pledged collateral and the Company and AC would not be able to continue its current business if such foreclosure occurred.

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

As a result of the accounting treatment for the Three Peaks transaction, interest expense for the six months ended June 30, 2015 included approximately $369,000 of non-cash expense that is expected to be paid in the future based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. The $369,000 of non-cash expense was derived from taking the imputed interest on the Three Peaks agreement less the actual cash payment made to Three Peaks for the six months.  Other than the $369,000 non-cash expense, the remaining $1,650,000 in interest expense for the six months ended June 30, 2015 is related to cash paid for interest on the Term Loan with Three Peaks.

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

The Company had no material commitments for capital expenditures at June 30, 2015. However, it is anticipated that the Company will have approximately $400,000 of capital expenditures for the placement of equipment and build-out at  CTS over the next two quarters.

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

Cash Flow Information

AxoGen had working capital of approximately $19.82 million and a current ratio of 6.79 at June 30, 2015, compared to working capital of $11.97 million and a current ratio of 5.89 at December 31, 2014. The increase in working capital and the current ratio at June 30, 2015 as compared to December 31, 2014 was primarily due to the public offering in February.  In February 2015 AxoGen completed a public offering of 5,437,200 shares of Common Stock at $2.75 per share resulting in gross proceeds to AxoGen from the offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

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

During the six months ended June 30, 2015, the Company had a net increase in cash and cash equivalents of approximately $7,407,000 as compared to a net decrease of cash and cash equivalents of approximately $5,899,000 in the six months ended June 30, 2014. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $6,011,000 of cash for operating activities in the six months ended June 30, 2015, as compared to using approximately $5,720,000 of cash for operating activities in the six months ended June 30, 2014. This increase in cash used in operating activities is primarily attributable to the increase in accounts receivable and inventory accompanied by the net loss generated in the six months ended June 30, 2015, offset by the increase in our accounts payable and accrued expenses.

Cash used for investing activities

Investing activities for the six months ended June 30, 2015 used approximately $187,000 of cash as compared to using approximately $314,000 of cash in the six months ended June 30, 2014. This decrease in use is principally attributable to the non recurrence of purchases of certain fixed assets for the expansion of the headquarters office and the opening of the worldwide distribution facility in Burleson, Texas that occurred in the period in 2014.

Cash provided by financing activities

Financing activities in the six months ended June 30, 2015 provided approximately $13,605,000 of cash as compared to providing approximately $134,000 of cash in the six months ended June 30, 2014. The increase was due to proceeds received from the public offering consummated in February 2015 compared to the exercise of stock options in the same period of 2014.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the six months ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II –OTHER INFORMATION

ITEM 1 – Legal Proceedings

The Company is not a party to any material litigation as of June 30, 2015.

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

None.

ITEM 4   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5  - OTHER INFORMATION

None.

ITEM 6  - EXHIBITS

Exhibit Number	Description

10.1	Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2015).
10.2

Amendment No. 1 to Boone Business Park Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2015).

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

AXOGEN, INC.

Dated August 6, 2015	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory G. Freitag
Gregory G. Freitag
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2015).
10.2

Amendment No. 1 to Boone Business Park Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2015).

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