Form 10-Q
period 2015-09-30
AxoGen, Inc.
filed 2015-11-05
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 4, 2015 the registrant had 29,885,688 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (the “Company” or “AxoGen”) may provide forward-looking statements concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding product development, product potential, regulatory environment, sales and marketing strategies, liquidity, capital resources or operating performance. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the SEC. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,935,467	$8,215,791
Accounts receivable, net of allowance for doubtful accounts of approximately $166,000 and $94,000 respectively	4,642,802	2,872,308
Inventory	3,701,755	3,213,620
Prepaid expenses and other	290,231	109,369
Total current assets	38,570,255	14,411,088
Property and equipment, net	830,083	619,028
Intangible assets	635,349	577,174
Deferred financing costs	877,265	793,499
	$40,912,952	$16,400,789
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,086,307	$2,431,194
Current deferred revenue	14,118	14,118
Total current liabilities	4,100,425	2,445,312

Note Payable - Revenue Interest Purchase Agreement	25,537,367	25,085,777
Long Term Deferred Revenue	99,193	115,380
Total liabilities	29,736,985	27,646,469
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 29,844,503 and 19,488,814 shares issued and outstanding	298,445	194,888

Additional paid-in capital	110,738,708	78,675,686
Accumulated deficit	(99,861,186)	(90,116,254)
Total shareholders’ equity (deficit)	11,175,967	(11,245,680)
	$40,912,952	$16,400,789

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues	$8,153,675	$4,671,340	$19,522,244	$12,023,789
Cost of goods sold	1,410,416	896,178	3,433,138	2,485,299
Gross profit	6,743,259	3,775,162	16,089,106	9,538,490
Costs and expenses:
Sales and marketing	5,512,613	3,250,977	14,257,397	9,326,596
Research and development	936,015	681,230	2,343,450	2,049,603
General and administrative	2,212,457	1,645,859	6,103,058	5,254,082
Total costs and expenses	8,661,085	5,578,066	22,703,905	16,630,281
Loss from operations	(1,917,826)	(1,802,904)	(6,614,799)	(7,091,791)
Other income (expense):
Interest expense	(1,042,258)	(1,380,470)	(3,060,779)	(3,963,885)
Interest expense — deferred financing costs	(31,419)	(55,217)	(96,375)	(158,648)
Other income (expense)	12,645	417	27,021	(4,886)
Total other income (expense)	(1,061,032)	(1,435,270)	(3,130,133)	(4,127,419)
Net Loss	$(2,978,858)	$(3,238,174)	$(9,744,932)	$(11,219,210)
Weighted Average Common Shares outstanding — basic and diluted	26,841,060	17,466,097	24,778,123	17,437,373
Loss Per Common share — basic and diluted	$(0.11)	$(0.19)	$(0.39)	$(0.64)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,744,932)	$(11,219,210)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	142,038	111,390
Amortization of intangible assets	34,009	33,468
Amortization of deferred financing costs	96,375	158,648
Stock-based compensation	1,031,218	701,697
Stock grant for service	—	60,125
Interest added to note payable	451,590	2,810,182
Change in assets and liabilities:
Accounts receivable	(1,770,494)	(849,342)
Inventory	(488,135)	52,323
Prepaid expenses and other	(180,862)	195,796
Accounts payable and accrued expenses	1,655,114	(63,848)
Deferred revenue	(16,187)	(10,714)

Net cash used for operating activities	(8,790,266)	(8,019,485)

Cash flows from investing activities:
Purchase of property and equipment	(353,093)	(342,875)
Acquisition of intangible assets	(92,184)	(39,454)

Net cash used for investing activities	(445,277)	(382,329)

Cash flows from financing activities:
Proceeds from issuance of common stock	30,970,735	—
Debt issuance costs	(180,142)	—
Proceeds from exercise of stock options	164,626	134,672

Net cash provided by financing activities	30,955,219	134,672

Net increase / (decrease) in cash and cash equivalents	21,719,676	(8,267,142)
Cash and cash equivalents, beginning of year	8,215,791	20,069,750

Cash and cash equivalents, end of period	$29,935,467	$11,802,608

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,949,381	$1,154,738

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless the context otherwise requires, all references in these Notes to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”).

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”)  as of September 30, 2015 and December 31, 2014 and for the three and nine month periods ended September 30, 2015 and 2014.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Organization and Business

Business Summary

AxoGen is a leading medical technology company dedicated to peripheral nerve repair. The company has created and licensed a unique combination of patented nerve repair technologies to change the standard of care for patients with peripheral nerve injuries. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes: (i) Avance® Nerve Graft, an off-the-shelf commercially available processed human nerve allograft for bridging severed nerves without the comorbidities associated with an additional surgical site: (ii) AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves; (iii) AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments; and (iv) the AxoTouch™ Two-Point Discriminator, a tool useful for measuring sensation after a nerve injury, following the progression of a repaired nerve, and during the evaluation of a person with a possible nerve injury, such as nerve division or nerve compression.

Avance® Nerve Graft is processed in the United States by AxoGen. AxoGuard® Nerve Connector and AxoGuard® Nerve Protector are manufactured in the United States by Cook Biotech Incorporated, and are distributed worldwide exclusively by AxoGen.  AxoGen maintains its corporate offices in Alachua, Florida and is the parent company of its wholly owned operating subsidiary, AxoGen Corporation.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $166,000 and $94,000 at September 30, 2015 and December 31, 2014, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Finished goods	$2,573,348	$2,072,235
Work in process	230,478	331,891
Raw materials	897,929	809,494
	$3,701,755	$3,213,620

Inventories were net of reserve of approximately $618,000 and $404,000 at September 30, 2015 and December 31, 2014, respectively.

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

Share-Based Compensation

Stock-based compensation cost related to stock options granted under the AC 2002 Stock Option Plan (the “AC Plan”) and AxoGen 2010 Stock Incentive Plan (the “AxoGen Plan” and, together with the AC Plan, the “Plans”) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plans on the date of grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock, par value $0.01 per share (the “Common Stock”) at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the October 2011 merger of LecTec, Inc. and AC, and based on the Common Stock for periods subsequent to such merger. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the nine months ended September 30:

Nine months ended September 30,	2015	2014
	(unaudited)	(unaudited)
Expected term (in years)	4	4
Expected volatility	75.45%	79.76%
Risk free rate	1.27%	1.23%
Expected dividends	—%	—%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the nine months ended September 30, 2015 and 2014 as they were deemed insignificant.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.    Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Furniture and equipment	$1,092,486	$873,824
Leasehold improvements	338,399	285,697
Processing equipment	1,276,442	1,194,712
Less: accumulated depreciation and amortization	(1,877,244)	(1,735,205)

Property and equipment	$830,083	$619,028

5.    Intangible Assets

The Company’s intangible assets consist of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
License agreements	$876,063	$850,859
Patents	146,976	79,996
Less: accumulated amortization	(387,690)	(353,681)
Intangible assets, net	$635,349	$577,174

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of September 30, 2015, the patents were fully amortized, and the remaining patents of $146,976 were pending patent costs and were not amortizable. Amortization expense was approximately $11,000 and $11,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $34,000 and $33,000 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, future amortization of license agreements for the next five years is expected to be $14,000 for the remainder of 2015 and $48,000 for 2016 through 2020.

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

Royalty fees were approximately $162,000 and $93,000 during the three months ended September 30, 2015 and 2014, respectively, and were $379,000 and $238,000 for the nine months ended September 30, 2015 and 2014, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	September 30,	December 31,
	2015	2014
Accounts payable	$1,640,811	$1,160,859
Miscellaneous accruals	963,984	105,315
Accrued compensation	1,481,512	1,165,020
Accounts Payable and Accrued Expenses	$4,086,307	$2,431,194

7.    Notes Payable

Notes Payable consists of the following:

	September 30,	December 31,
	2015	2014

Term Loan and Revenue Interest Agreement with Three Peaks Capital S.a.r.l. (“Three Peaks”) for a total term loan amount of $25,000,000 which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of September 30, 2015 and December 31, 2014 resulted in a 10% rate. The Revenue Interest Agreement is for a period of ten years. Royalty payments are based on a royalty rate of 3.75% of revenues up to a maximum of $30 million in revenues in any 12 month period.

	$25,537,367	$25,085,777
Long-term portion	$25,537,367	$25,085,777

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

Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014, (the “Signing Date”), AxoGen, as borrower, and AC, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP (“Oberland”), as administrative and collateral agent for the lenders thereto. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen a term loan of $25 million (the “Initial Term Loan”) which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 (“the Initial Closing Date”) resulted in a 10% interest rate. As of September 30, 2015 the Company has accrued $625,000 due for the third quarter interest which was paid on October 9, 2015.  The amount is included in accrued expenses at September 30, 2015.  Under certain conditions, AxoGen has the option to draw an additional $7 million (the “Subsequent Borrowing” and, together with the Initial Term Loan, the “Term Loan”) during the period of April 1, 2016 through June 29, 2016 (the closing date of each such Subsequent Borrowing, a (“Subsequent Closing Date” and, together with the Initial Closing Date, the “Closing Dates”) under similar terms and conditions. AxoGen has to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks has a first perfected security interest in the assets of AxoGen.

In addition, AxoGen entered into a 10 year Revenue Interest Agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%   AxoGen has to maintain certain covenants including those covenants under the Term Loan.

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

In connection with the Term Loan Agreement, on the Signing Date, the Company and AC, its wholly owned subsidiary, entered into a Security Agreement (the “Security Agreement”) with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the secured obligations.  In the event of default per the terms of the Term Loan Agreement Three Peaks would have the ability to foreclose on the pledged collateral and the Company and AC would not be able to continue its current business if such foreclosure occurred.

Also in connection with the above transaction, the Company sold 1,375,969 shares of Common Stock to Three Peaks for a total of $3.55 million (“Three Peaks Equity Sale”) at a price of $2.58 per share.  Pursuant to the equity purchase provisions in the Three Peaks Term Loan Agreement, in the event that prior to November 12, 2016, we sell our securities at a lower price per share than the $2.58 per share paid by Three Peaks, or where the terms of such subsequent sale are otherwise more favorable, then in such case we have agreed to match the more favorable terms of such subsequent sale with respect to the shares purchased by Three Peaks. A subsequent sale does not include the issuance of securities or options to our employees, officers, directors or consultants pursuant to our approved employee option pool or any other employee stock purchase or option plan existing as of November 12, 2014.

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

8.    Stock Options

The Company granted stock options to purchase 376,000 shares of Common Stock pursuant to the AxoGen Plan for the nine months ended September 30, 2015.  Stock-based compensation expense was $334,593 and $227,553 for the three months ended September 30, 2015 and 2014, respectively and $1,031,218 and $701,697 for the nine months ended September 30, 2015 and 2014, respectively. During the quarter, the company granted stock options to purchase 108,000 shares of Common Stock that are contingent upon certain future events.  No stock compensation expense has been recorded for these options due to the uncertainty of those future events.  Total future stock compensation expense related to nonvested awards is expected to be approximately $2,046,000 at September 30, 2015.

9.   Public Offering of Common Stock

On February 5, 2015, AxoGen entered into an underwriting agreement with Wedbush Securities Inc. (the “Underwriter”) in connection with the offering, issuance and sale (the “ February 2015 Offering”) of 4,728,000 shares of Common Stock, at a price to the public of $2.75 per share.  The Company also granted to the Underwriter a 30-day option to purchase up to an aggregate of 709,200 additional shares of Common Stock to cover over-allotments, if any.

As of February 13, 2015, the February 2015 Offering was completed with the sale of 5,437,200 shares of Common Stock, including all 709,200 shares of Common stock issued pursuant to the Underwriter’s exercise of its over-allotment option, resulting in gross proceeds to AxoGen from the February 2015 Offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. The shares of Common Stock were listed on the NASDAQ Capital Market.    The February 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the Offering, dated February 5, 2015.

On August 26, 2015, Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Essex Woodlands Fund IX, L.P. (“ESSEX”) for the purchase of 4,861,111 shares of Common Stock, at a public offering price of $3.60 per share (the “August 2015 Offering).  The expenses directly related to the August 2015 Offering were $300,000 of which $181,000 has been paid by the Company.  Such expenses included the Company’s legal and accounting fees, printing expenses, transfer agent fees and miscellaneous fees and costs related to the August 2015 Offering.  Proceeds from the August 2015 Offering of approximately $17.2 million will be used for sales and marketing and general working capital purposes.  The Company has provided certain demand and “piggy-back” registration rights in connection with this sale of Common Stock.

The August 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the Offering, dated August 26, 2015.

10.  Commitments and Contingencies

Commercial Lease

On April 21, 2015, AC entered into a commercial lease (the “New Lease”) with Ja-Cole, L.P. (“Ja-Cole”)for property located in Burleson, Texas. The New Lease supersedes and replaces a current lease with Ja-Cole. Under the terms of the New Lease, AC leased an additional 2,100 square feet of warehouse space that will be combined with its current 5,400 square feet of warehouse/office space in Burleson, Texas.   The New Lease is for a three year term expiring April 21, 2018, renewable thereafter by agreement of the parties, at an annual cost of $60,000 per year.  The expanded Burleson facility will house raw material storage and product distribution and allow expansion space as required for AC operations.

Processing Agreement

Under an Amended and Restated Nerve Tissue Processing Agreement (the “LifeNet Agreement”) with LifeNet Health (“LifeNet”),  the Company processes and packages Avance® Nerve Graft using its employees and equipment located at LifeNet, Virginia Beach, Virginia.  As a result of business requirements of LifeNet and their need for additional space,  on April 16, 2015 LifeNet notified the Company that it will need to transition out of the Virginia Beach facility on or before February 27, 2016 and therefore is terminating the LifeNet Agreement effective February 27, 2016.

As a result of the termination of the LifeNet Agreement, on August 6, 2015 the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”) whose headquarters are located in Dayton, Ohio.  The CTS facility and CTS Agreement will provide the Company a cost effective, quality controlled and licensed facility to process and package its Avance® Nerve Graft using its employees and processing equipment.  It is anticipated that processing currently being performed at LifeNet will be transferred completely to the CTS facility by the end of first quarter of 2016  It is anticipated that the Company will have approximately $400,000 of capital expenditures for the placement of equipment and build-out at this facility.

The CTS Agreement is for a five year term, subject to earlier termination by either party for cause, or after the two year anniversary of the CTS Agreement without cause, upon 180 days’ notice. Under the CTS Agreement, the Company pays CTS a facility fee for clean room/processing, storage and office space.  Under the CTS Agreement, CTS also provides services in support of the Company’s processing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.

11.  Subsequent Events

On November 4, 2015, AC exercised its option right pursuant to the Development, License & Option Agreement (the “Agreement”), dated November 3, 2014 made by and between AC and Sensory Management Services LLC (“SMS”).  SMS developed and sold a pressure-specified sensory device (“PSSD”) for use in evaluating patients with peripheral nerve conditions.  AC entered into the Agreement to validate and develop an updated PSSD to be named the AcroVal™ Neurosensory & Motor Testing System (the “AcroVal™”) and SMS granted AC an option pursuant to the Agreement to purchase the assets and technology necessary to own and commercialize the PSSD.  AC’s validation of the PSSD, and development of the AcroVal™, were positive, leading to the exercise of the option and acquisition of the rights and assets related to the PSSD.

AC intends to launch the AcroVal™ in the first quarter of 2016 through its current sales channel. Evaluating patients with peripheral nerve conditions is essential to confirming diagnosis, mapping a course of action and monitoring post-intervention results. Although examiners of peripheral nerves have many assessment options, there is little consistency on measurement protocols. With the AcroVal™ Neurosensory & Motor Testing System,  AC anticipates that examiners will have digital, less subjective results for their patients with conditions such as peripheral neuropathy, nerve compression syndromes, and transected nerves. Ultimately, standardization of assessment techniques will facilitate comparison and interpretation of clinical results leading to better understanding and care for patients with peripheral nerve conditions.

Upon exercise of the option AC paid a fee of $15,000 and is obligated to pay prior development fees owed by SMS of up to $39,500.  Commencing November 4, 2015 and for a ten year period, AC will also pay to SMS a 15% royalty on sales of AcroVal™ and AC will provide SMS an AcroVal™ instrument, with upgrades, for 10 years, without cost.  The SMS Agreement also provides for certain payments in the event that certain milestones are obtained during the royalty term.  AC, as a result of such option exercise, now has ownership of all necessary technology, information and know-how necessary for its commercialization of the AcroVal™.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”).

OVERVIEW

AxoGen, Inc. (NASDAQ: AXGN) is a leading medical technology company dedicated to peripheral nerve repair. The company has created and licensed a unique combination of patented nerve repair technologies to change the standard of care for patients with peripheral nerve injuries. AxoGen’s portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes: (i) Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with an additional surgical site; (ii) AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves; (iii) AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments; and (iv) the AxoTouch™ Two-Point Discriminator, a tool useful for measuring sensation after a nerve injury, following the progression of a repaired nerve, and during the evaluation of a person with a possible nerve injury, such as nerve division or nerve compression.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in the first nine months of 2015 compared to 2014 primarily as a result of sales to new accounts, increased product usage by existing accounts and a price increase effective March 1, 2015. AxoGen has continued to broaden and strengthen its sales and marketing activity with a focus on the execution of its sales operations.  This is expected to have a continued positive contribution to its revenue growth in the long term.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenues

Revenues for the three months ended September 30, 2015 increased 74.6% to approximately $8,154,000 as compared to approximately $4,671,000 for the three months ended September 30, 2014.  Additionally, revenues for the nine months ended September 30, 2015 increased 62.4% to approximately $19,522,000 as compared to approximately $12,024,000 for the nine months ended September 30, 2014.  This increase was primarily a result of increased product usage by existing accounts and sales to new accounts.  Also contributing to the increase, AxoGen recognized approximately $118,000 and $57,000 of grant revenue for the three months ended September 30, 2015 and 2014, respectively and approximately  $387,000 and $175,000 of grant revenue for the nine months ended September 30, 2015 and 2014, respectively.

Gross Profit

Gross profit for the three months ended September 30, 2015 increased 78.6% to approximately $6,743,000 as compared to approximately $3,775,000 for the three months ended September 30, 2014.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the third quarter of 2015, and to a lesser extent by an improvement in gross margin. Gross margin improved to 82.7% for the three months ended September 30, 2015 as compared to 80.8% for the same period in 2014 as a result of processing efficiencies and favorable product mix as a result of changes both within and between product lines.

Gross profit for the nine months ended September 30, 2015 increased 68.7% to approximately $16,089,000 as compared to approximately $9,538,000 for the nine months ended September 30, 2014.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first nine months of 2015, and to a lesser extent by an improvement in gross margin. Gross margin improved to 82.4% for the nine months ended September 30, 2015 as compared to 79.3% for the same period in 2014 as a result of processing efficiencies and changes in product mix as a result of changes both within and between product lines.

Costs and Expenses

Total cost and expenses increased 55.3% to approximately $8,661,000 for the three months ended September 30, 2015 as compared to approximately $5,578,000 for the three months ended September 30, 2014. These increases were primarily due to increased sales and marketing activities and costs associated with increased revenue, along with an increase in employee compensation expenses and research and development costs as the Company enrolls patients in its clinical trial for the Avance© Nerve Graft.

Total cost and expenses increased 36.5% to approximately $22,704,000 for the nine months ended September 30, 2015 as compared to approximately $16,630,000 for the nine months ended September 30, 2014. These increases were primarily due to increasing sales and marketing activities and costs associated with increased revenue, along with increases in employee compensation.  These increases were also attributable to facility costs and research and development costs associated with the Company’s preparation for, and start of, its clinical trial for Avance® Nerve Graft.

Sales and marketing expenses increased 69.6% to approximately $5,513,000 for the three months ended September 30, 2015 as compared to approximately $3,251,000 for the three months ended September 30, 2014. This increase was primarily due to the costs associated with the continued expansion of our direct sales force and surgeon education programs, and to a lesser extent increased support for both our direct sales force and independent distributors and marketing research and activity with respect to new products and markets. As a percentage of revenues, sales and marketing expenses were 67.6% for the three months ended September 30, 2015 compared to 69.6% for the three months ended September 30, 2014. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Sales and marketing expenses increased 52.8% to approximately $14,257,000 for the nine months ended September 30, 2015 as compared to approximately $9,327,000 for the nine months ended September 30, 2014. This increase was primarily due to the costs associated with the continued expansion of the direct sales force and surgeon education programs,  and to a lesser extent increased support for both AxoGen’s direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 73.0% for the nine months ended September 30, 2015 compared to 77.6% for the nine months ended September 30, 2014. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 34.4% to approximately $2,212,000 for the three months ended September 30, 2015 as compared to approximately $1,646,000 for the three months ended September 30, 2014. Such increase was primarily a result of increased expenses related to employee compensation and professional service fees. Also contributing to the rise in expenses but to a much lesser extent was an increase in bad debt allowance to adjust for greater account receivables as revenues increase and bank charges related to sales activity also increased, offset by a reduction in travel expenses and certain outside service costs.  As a percentage of revenues, general and administrative expenses were 27.1% for the three months ended September 30, 2015 as compared to 35.2% for the three months ended September 30, 2014. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 16.2% to approximately $6,103,000 for the nine months ended September 30, 2015 as compared to approximately $5,254,000 for the nine months ended September 30, 2014. The increase was primarily a result of increased expenses related to employee compensation.  Bank charges related to sales activity also increased, as did bad debt allowance to adjust for greater account receivables as revenues increased.  As a percentage of revenues, general and administrative expenses were 31.3% for the nine months ended September 30, 2015 as compared to 43.7% for the nine months ended September 30, 2014. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses increased approximately 37.4% to approximately $936,000 for the three months ended September 30, 2015 as compared to approximately $681,000 for the three months ended September 30, 2014.

Research and development costs increased 14.3% to approximately $2,343,000 for the nine months ended September 30, 2015 as compared to approximately $2,050,000 for the nine months ended September 30, 2014.  Research and development costs include AxoGen’s product development and clinical efforts substantially focused on its biological license application (“BLA”) for the Avance® Nerve Graft. This activity varies from quarter to quarter due to the timing of certain projects.  A substantial portion of the increase in expenses for the three and nine months ended September 30, 2015, relate to expenditures for such clinical activity including preparation for, and the start of,  the pivotal clinical trial to support the BLA, and hiring additional personal to support both clinical and product development activity, offset by reduced costs of its RANGER Registry and certain projects that have been completed or are near completion.  It is expected that costs associated with the BLA will continue to increase as more patients are enrolled in the trial over approximately the next two years.  Although AxoGen’s products are developed for sale in their current use, it does conduct limited research and product development efforts focused on new products and new applications to existing products.  AxoGen is active in pursuing research grants to support this research.  This AxoGen product pipeline development also contributed to a portion of the research and development expenses in 2015, with grant revenue offsetting a portion of this activity.

Other Income and Expenses

Interest expense decreased 24.5% to approximately $1,042,000 for the three months ended September 30, 2015 as compared to approximately $1,380,000 for the three months ended September 30, 2014. Interest expense decreased 22.8% to approximately $3,061,000 for the nine months ended September 30, 2015 as compared to approximately $3,964,000 for the nine months ended September 30, 2014.  This decrease was due to the difference in the interest related to the Revenue Interest Agreement with Three Peaks as compared to the interest related to the Royalty Contract and the interest accrued related to PDL.  As a result of the accounting treatment for the Three Peaks and the PDL transactions, interest expense included approximately $743,000 and $890,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $1,111,000 and $2,809,000 for the nine months ended September 30, 2015 and 2014, respectively, of non-cash expense that is based upon the terms of the Three Peaks and PDL transactions and increases in AxoGen revenues. Other than the $1,111,000 and $2,809,000 non-cash expense, the remaining $1,950,000 and $1,155,000 in interest expense for the nine months ended September 30, 2015 and 2014, respectively, is related to cash paid for interest on the Term Loan Agreement and note payable.

Interest expense—deferred financing costs decreased 43.6% to approximately $31,000 for the three months ended September 30, 2015 as compared to approximately $55,000 for the three months ended September 30, 2014. Interest expense—deferred financing costs decreased 39.6% to approximately $96,000 for the nine months ended September 30, 2015 as compared to approximately $159,000 for the nine months ended September 30, 2014.   This decrease is primarily due to lower deferred financing cost amortization associated with the Revenue Interest Agreement as compared to the Royalty Contract.  Additionally, the deferred financing fees associated with the Revenue Interest Agreement are spread out over 10 years compared to 8 years for the Royalty Contract.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months and nine months ended September 30, 2015 and 2014 due to incurrence of net operating loss in each of these periods.

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

As a result of the accounting treatment for the PDL transaction, interest expense for the nine months ended September 30, 2014 included approximately $2,809,000 of non-cash expense that was to be paid in the future based upon the terms of the PDL transaction and increases in AxoGen revenues. The $2,809,000 of non-cash expense was derived from taking the effective interest on the put in 2014 on the PDL agreement less the actual cash payment made to PDL for the nine months.  Other than the $2,809,000 non-cash expense, the remaining $1,155,000 in interest expense for the nine months ended September 30, 2014 is related to cash paid for interest on the note payable with PDL.

On November 12, 2014, the Company sold 643,382 shares of Common Stock for a total of $1.75 million to PDL (“PDL Equity Sale”) at a price of $2.72 per share pursuant to a securities purchase agreement by and between the Company and PDL.  The Company intends to use the proceeds from the PDL Equity Sale for general corporate purposes.

Term Loan Agreement and Revenue Interest Agreement

On the Signing Date, AxoGen, as borrower, and AC, as guarantor, entered into the Term Loan Agreement with the lenders party thereto and Three Peaks , as administrative and collateral agent for the lenders party thereto. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen the Initial Term Loan which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of the Initial Closing Date resulted in a 10% interest rate. Under certain conditions, AxoGen has the option to draw an additional $7 million as a Subsequent Borrowing during the period of April 1, 2016 through June 29, 2016 under similar terms and conditions. AxoGen has to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks has a first perfected security interest in the assets of AxoGen.

In addition, AxoGen entered into a 10 year Revenue Interest Agreement with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%. AxoGen has to maintain certain covenants including those covenants under the Term Loan.

Under the Term Loan Agreement, AxoGen has the option at any time to prepay the Term Loan, in whole or in part, and the Royalty Interest Agreement by making the following payment, and Three Peaks has the right to demand the following payment upon a change of control of AxoGen, sale of the majority of AxoGen’s assets or a material adverse change to AxoGen: (i) on or prior to the first anniversary of the applicable Closing Date, 120% of the outstanding principal amount of the Term Loan or any portion being prepaid; (ii) after the first anniversary but no later than the second anniversary of the applicable Closing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid; (iii) after the second anniversary but no later than the third anniversary of the applicable Closing Date, 150% of the outstanding principal amount of the Term Loan or any portion being prepaid; or (iv) after the third anniversary of the applicable Closing Date, an amount generating an internal rate of return of 16.25% of the outstanding principal amount of the Term Loan or any portion being prepaid. In all cases, the amount due is reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement. In each such case AxoGen will also owe an additional 3% of the originally advanced Term Loan amount. Upon payment to Three Peaks, AxoGen would have no further obligations to Three Peaks under the Term Loan or the Revenue Interest Agreement.

In connection with the Term Loan Agreement, on the Signing Date, the Company and AC entered into the Security Agreement with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the secured obligations.    In the event of default per the terms of the Term Loan Agreement Three Peaks would have the ability to foreclose on the pledged collateral and the Company and AC would not be able to continue its current business if such foreclosure occurred.

Also in connection with the above transaction, the Company sold 1,375,969 shares of Common Stock to Three Peaks for a total of $3.55 million at a price of $2.58 per share.  Pursuant to the equity purchase provisions in the Three Peaks Term Loan Agreement, in the event that prior to November 12, 2016 we sell our securities at a lower price per share than the $2.58 per share paid by Three Peaks, or where the terms of such subsequent sale are otherwise more favorable, then in such case we have agreed to match the more favorable terms of such subsequent sale with respect to the shares purchased by Three Peaks. A subsequent sale does not include the issuance of securities or options to our employees, officers, directors or consultants pursuant to our approved employee option pool or any other employee stock purchase or option plan existing as of November 12, 2014.

As a result of the accounting treatment for the Three Peaks transaction, interest expense for the nine months ended September 30, 2015 included approximately $1,111,000 of non-cash expense that is expected to be paid in the future based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. The $1,111,000 of non-cash expense was derived from taking the imputed interest on the Revenue Interest Agreement less the actual cash payment made to Three Peaks for the nine months.  Other than the $1,111,000 non-cash expense, the remaining $1,950,000 in interest expense for the nine months ended September 30, 2015 is related to cash paid for interest on the Term Loan with Three Peaks.

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

The Company had no material commitments for capital expenditures at September 30, 2015. However, it is anticipated that the Company will have approximately $400,000 of capital expenditures for the placement of equipment and build-out at CTS over the next two quarters.

Public Offering of Common Stock

On February 5, 2015, AxoGen entered into an underwriting agreement with the Underwriter in connection with the February 2015 Offering.  The Company also granted to the Underwriter a 30-day option to purchase up to an aggregate of 709,200 additional shares of Common Stock to cover over-allotments, if any.

As of February 13, 2015, the February 2015 Offering was completed with the sale of 5,437,200 shares of Common Stock, which included the full exercise of the over-allotment option, at $2.75 per share, resulting in gross proceeds to AxoGen from the February 2015 Offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. The shares of Common Stock were listed on the NASDAQ Capital Market.  The February 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the Offering, dated February 5, 2015.

On August 26, 2015, the Company entered into the Purchase Agreement with ESSEX for the purchase of 4,861,111 shares of Common Stock at a public offering price of $3.60 per share, raising approximately $17.5 million in gross proceeds before deducting expenses.  The expenses directly related to the August 2015 Offering were approximately $300,000 and were paid or accrued by the Company.  Such expenses include the Company’s legal and accounting fees, printing expenses, transfer agent fees and miscellaneous fees and costs related to the August 2015 Offering.  Proceeds from the August 2015 Offering will be used for sales and marketing and general working capital purposes. The Company has provided certain demand and “piggy-back” registration rights in connection with this sale of Common Stock. The August 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the Offering, dated August 26, 2015.

Cash Flow Information

AxoGen had working capital of approximately $34.47 million and a current ratio of 9.41 at September 30, 2015, compared to working capital of $11.97 million and a current ratio of 5.89 at December 31, 2014. The increase in working capital and the current ratio at September 30, 2015 as compared to December 31, 2014 was primarily due to the  February 2015 Offering and the August 2015 Offering.  In February 2015 AxoGen completed a public offering of 5,437,200 shares of Common Stock at $2.75 per share resulting in gross proceeds to AxoGen from the offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. In August 2015, AxoGen completed the August 2015 Offering for the purchase of 4,861,111 shares of Common Stock at $3.60 per share resulting in gross proceeds to AxoGen from the offering of approximately $17.5 million, before deducting underwriting and other offering expenses paid or accrued by AxoGen of approximately $300,000.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

AxoGen’s future capital requirements depend on a number of factors, including, without limitation, continued adoption of our products by surgeons and growth of our revenues, continued expansion and development of our direct sales force, expenses associated with our professional education programs, maintaining our gross margins, expenses related to our facilities for production and distribution of products and general market conditions.   AxoGen could face increasing capital needs depending on the extent to which AxoGen is unable to increase revenues.

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

During the nine months ended September 30, 2015, the Company had a net increase in cash and cash equivalents of approximately $21,720,000 as compared to a net decrease of cash and cash equivalents of approximately $8,267,000 in for nine months ended September 30, 2014. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $8,790,000 of cash for operating activities for the nine months ended September 30, 2015, as compared to using approximately $8,019,000 of cash for operating activities for the nine months ended September 30, 2014. This increase in cash used in operating activities is primarily attributable to the increase in accounts receivable and inventory accompanied by the net loss generated for the nine months ended September 30, 2015, offset by the increase in our accounts payable and accrued expenses.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2015 used approximately $445,000 of cash as compared to using approximately $382,000 of cash for the nine months ended September 30, 2014. This increase in use is principally attributable to the non recurrence of purchases of certain fixed assets for the expansion of the headquarters office and the opening of the worldwide distribution facility in Burleson, Texas that occurred in the period in 2014.

Cash provided by financing activities

Financing activities for the nine months ended September 30, 2015 provided approximately $30,955,000 of cash as compared to providing approximately $135,000 of cash for the nine months ended September 30, 2014. The increase was due to proceeds received from the February 2015 Offering and August 2015 Offering.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the nine months ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II –OTHER INFORMATION

ITEM 1 – Legal Proceedings

The Company is not a party to any material litigation as of September 30, 2015.

ITEM 1A  - RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the SEC, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.  There have been no material changes to these risk factors.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

ITEM 2   -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 -  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

 On November 4, 2015, AC exercised its option right pursuant to the Development, License & Option Agreement (the “Agreement”), dated November 3, 2014 made by and between AC and Sensory Management Services LLC (“SMS”).  SMS developed and sold a pressure-specified sensory device (“PSSD”) for use in evaluating patients with peripheral nerve conditions.  AC entered into the Agreement to validate and develop an updated PSSD to be named the AcroVal™ and SMS granted AC an option pursuant to the Agreement to purchase the assets and technology necessary to own and commercialize the PSSD.  AC’s validation of the PSSD, and development of the AcroVal™, were positive, leading to the exercise of the option and acquisition of the rights and assets related to the PSSD.

AC intends to launch the AcroVal™ in the first quarter of 2016 through its current sales channel. Evaluating patients with peripheral nerve conditions is essential to confirming diagnosis, mapping a course of action and monitoring post-intervention results. Although examiners of peripheral nerves have many assessment options, there is little consistency on measurement protocols. With the AcroVal™,  AC anticipates that examiners will have digital, less subjective results for their patients with conditions such as peripheral neuropathy, nerve compression syndromes, and transected nerves. Ultimately, standardization of assessment techniques will facilitate comparison and interpretation of clinical results leading to better understanding and care for patients with peripheral nerve conditions.

Upon exercise of the option AC paid a fee of $15,000 and is obligated to pay prior development fees owed by SMS of up to $39,500.  Commencing November 4, 2015 and for a ten year period, AC will also pay to SMS a 15% royalty on sales of AcroVal™ and AC will provide SMS an AcroVal™ instrument, with upgrades, for 10 years, without cost.  The SMS Agreement also provides for certain payments in the event that certain milestones are obtained during the royalty term.  AC, as a result of such option exercise, now has ownership of all necessary technology, information and know-how necessary for its commercialization of the AcroVal™.

ITEM 6  - EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 26, 2015).
10.1†	Securities Purchase Agreement, dated as of August 26, 2015, between AxoGen, Inc and Essex Woodlands Fund IX, L.P.
10.2†	Asset Assignment Agreement, dated November 4, 2014 by and between AxoGen Corporation and Sensory Management Services LLC.
10.3*	License and Services Agreement, dated as of August 6, 2015, by and between AxoGen Corporation and Community Blood Center (d/b/a Community Tissue Services).
10.4**	Amendment No. 2 to Employment Agreement, dated as of August 6, 2015, by and between Gregory G. Freitag and AxoGen, Inc.
31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

**   Management contract or compensatory plan or arrangement.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated November 5, 2015	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory G. Freitag
Gregory G. Freitag
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 26, 2015).
10.1†	Securities Purchase Agreement, dated as of August 26, 2015, between AxoGen, Inc and Essex Woodlands Fund IX, L.P.
10.2†	Asset Assignment Agreement, dated November 4, 2014 by and between AxoGen Corporation and Sensory Management Services LLC.
10.3*	License and Services Agreement, dated as of August 6, 2015, by and between AxoGen Corporation and Community Blood Center (d/b/a Community Tissue Services).
10.4**	Amendment No. 2 to Employment Agreement, dated as of August 6, 2015, by and between Gregory G. Freitag and AxoGen, Inc.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

**   Management contract or compensatory plan or arrangement.

†      Filed herewith.

††    Furnished herewith.