Form 10-K
period 2015-12-31
AxoGen, Inc.
filed 2016-02-29
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2015

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $57,895,176 based upon the last reported sale price of our common stock on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock as of February 25, 2016 was 29,984,591 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (the “Company”, “AxoGen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will" variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our growth, our 2016 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our visibility at and sponsorship of conferences and educational events. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-K should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the Securities and Exchange Commission, including as described in “Risk Factors” included in Item 1A of this Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

General

We are a leading medical technology company dedicated to peripheral nerve repair.  We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and expect to launch in March 2016 the AcroVal™ Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients. The introduction of our evaluation and measurement products further reflects our commitment to bring best practices to the treatment of peripheral nerve conditions.

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

Further, nerve autograft may also be costly and time consuming and may result in complications at the second surgical site such as infection.  In addition to processed nerve allograft (Avance® Nerve Graft), alternatives to nerve autograft include hollow-tube synthetic or collagen-based medical products that are designed to provide some restoration of function but may be limited by mechanisms of nerve healing and/or biocompatibility with the body. Regenerative medical products often provide more desirable conditions for reconstruction and regeneration of tissue, creating a superior solution for patients and physicians.  AxoGen follows this trend, providing regenerative medical products for peripheral nerve repair.

Regenerative medicine products typically consist of and rely on:

i.	A scaffold or ECM to support the cells and/or provide the architecture of the tissue: and/or
ii.	Cells to regenerate or recellularize the scaffold.

AxoGen’s regenerative products are scaffolds, and the patients’ own body provides the cells to regenerate or recellularize these scaffolds.

Peripheral Nerves and Their Regeneration

The peripheral nervous system, or PNS, consists of nerves that either extend outside of, or reside outside of, the central nervous system (primarily the brain and spinal cord).  Peripheral nerves provide the pathway for signals between the central nervous system and target organs, regulating movement (motor nerves) and touch (sensory nerves).  Therefore, if a peripheral nerve is crushed, severed, or otherwise damaged, its ability to deliver signals to the target organs is eliminated, or significantly reduced, and could result in a loss of sensation and/or functionality.  The axon portion of the nerve cell, consisting of cell cytoplasm and resembling a hair-like fiber, carries signals from the cell body to the target organ.  Axons can be quite long, even exceeding one meter, but are only a few micrometers in diameter.  A typical nerve consists of hundreds of axons that lie within long, thin tubes (endoneurial tubes).  Analogous to a wiring cable, these endoneurial tubes are bundled together in groups called fascicles, and each nerve may contain numerous fascicles.  This sheath structure provides protection for the axons and support for regeneration in the event of injury.  Nerve injury occurs when a sufficient number of axons have been crushed or transected (severed), thereby disrupting signals to the target motor or sensory organ.

Given the right conditions, peripheral nerves have the ability to regenerate.  Regenerating axons require the proper environmental conditions including structure and guidance of axons in a tension and compression free environment.  In an untreated severe crush injury or transected nerve, errant axons that are not guided by the nerve sheath structure, or other mechanism, can form painful and ineffective nerve proliferation (neuromas).  This can then require revision surgery to relieve pain or bring back sensory and/or motor functionality. Therefore, the surgical treatment of nerve injuries is typically focused on restoring nerve functionality by providing structural guidance to regenerating axons while protecting the nerve to alleviate compression and tension.

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

Every day patients suffer traumatic wounds to peripheral nerves severe enough to require surgical treatment, including injuries from motor vehicle accidents, power tool injuries, gunshot wounds, dislocations, fractures, lacerations, or other forms of penetrating trauma.  The peripheral nerves commonly injured from these traumas include the digital, median, ulnar, radial, facial, spinal accessory and brachial plexus nerves. Traumatic PNI described herein, and excluding Oral and Carpal Tunnel defined below, is referred to by AxoGen as occurring in the “Extremity” PNI market.

Beyond traumatic injury to nerves described above, nerve damage also occurs due to surgical intervention.  Some of these surgical nerve injuries can occur during dental and oral surgery procedures such as third molar extractions, placement of dental implants and removal of tumors during which an injury may be caused to one or more sections of the trigeminal nerve (“Oral”).  This can result in numbness in certain areas of the face and mouth. Finally, nerves are also damaged or compromised due to compression injuries.  For instance, severe and recurrent carpal tunnel cases may result in complications and damage to the nerve that requires surgical intervention and protection of the nerve.  We refer to PNI caused by carpal tunnel syndrome as “Carpal Tunnel”.  Additional surgical procedures where nerves can be injured include the removal of cancerous tissues or reconstructive surgery.  For example, nerves may be injured or removed during a radical prostatectomy to remove prostate cancer and this nerve injury may result in impotence and incontinence.  Further, breast cancer patients may have reduced sensation in the tissue used to reconstruct the breast after mastectomy.

In the cases where a nerve is severed and the gap between the two ends of the nerve is extremely small, the surgeon may be able to reconnect the nerve without tension through direct suturing using a coaptation aid (“Primary Repair”). When the gap in the nerve tissue is more than a few millimeters in length, the surgeon typically needs to use material to bridge the gap between the nerve ends to ensure a tension-free repair (“Gap Repair”).  Historically for a Gap Repair surgeons have relied on a nerve autotransplantation (autologous nerve grafting or nerve autograft).  In nerve autograft procedures, surgeons remove nerve from another part of the patient’s body, frequently the sural nerve from the back of the lower leg, to repair the damaged nerve.  Nerve autografting is often effective in repairing a damaged peripheral nerve, but it presents a tradeoff — the surgeon can attempt to fix the damaged nerve but must create an additional nerve deficit at another location in the body.  For example, a patient may opt to get movement and feeling back in their finger while losing some sensation in their foot. Additionally, the secondary surgery to obtain the needed nerve autograft also increases operating time, and thus medical expenses, and increases the risk of surgical site infection and other complications. In the case of extreme trauma where multiple nerves need to be repaired, it may not be possible to recover enough nerve from the patient to complete the Gap Repair.  Further, nerve autograft tissue may not provide an appropriate diameter match with the diameter of the injured nerve stump, an important factor in a successful repair outcome.

Drawbacks of repair with autograft nerve eventually led to the development of hollow tube conduits, or hollow tube nerve cuffs for Primary and Gap Repair made of, for instance, bovine collagen or polyglycolic acid.  The nerve cuff is typically an absorbable hollow tube that, unlike natural peripheral nerve, does not have internal microarchitecture and endoneurial tubes to support regenerating axons; as a result, it is deficient in the qualities that natural nerve possesses to support nerve regeneration across a gap.  Hollow-tubes may also lack pliability and structural integrity needed when used around joints and may be difficult to use in a confined space.  Clinical data has demonstrated that hollow tubes are most effective when used in very short gaps, what AxoGen defines as Primary Repair, and the reliability of successful nerve recovery diminishes as gap length increases.

The shortcomings of hollow-tubes for nerve repair limit where they may be used effectively. Thus, AxoGen believes the nerve repair market needs an alternative off-the-shelf product that offer other features such as a natural ECM scaffold and three-dimensional structure of a typical nerve for bridging nerve discontinuities without the comorbidities of an additional surgical site required for harvest of autograft nerve tissue. AxoGen believes its Avance® Nerve Graft and AxoGuard® Nerve Connector products address the market needs for both Gap and Primary Repair.

Compression on a nerve or blunt force trauma can also cause nerve injuries that may require surgical intervention. In these cases, the nerve is not severed and thus does not create the need for a Primary or Gap Repair.  However, the surgeon may want to protect and isolate the nerve during the healing process.  In these situations nerve protection is provided by wrapping the nerve (“Nerve Protection”).

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

Based on estimates prepared by AxoGen, it believes the United States PNI market for its current product portfolio for Extremity, Oral and Carpal Tunnel Revision is $1.6 billion (the “Market”).  We estimate that the Extremity portion of the Market is approximately $1.3 billion.  The estimated size of the Extremity portion of the market is based upon epidemiological studies regarding the general number of trauma patients, physician interviews and incidence of PNI in the population.  AxoGen believes each year in the U.S. more than 1.4 million people suffer traumatic injuries to peripheral nerves. AxoGen estimates that traumatic and non-traumatic injuries to peripheral nerves result in over 700,000 extremity nerve repair procedures (“Health”, United States, 2011, Publication of U.S. Department of Health & Human Services; Noble, et al. J of Trauma Injury Infection and Critical Care 1998; Kurt Brattain, MD, Magellan Medical Technology Consultants, Inc., Minneapolis, Minnesota 2013).  AxoGen further estimated the portion of extremity nerve repair procedures that would be addressed by AxoGen’s Gap Repair, Primary Repair and Nerve Protection products and applied the average sales price of the AxoGen product appropriate to the procedure (Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector, respectively). As a result, AxoGen estimates that the market sizes, within the Extremity portion of the Market, for our Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector products are approximately $668 million, $161 million and $483 million, respectively.

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

AxoGen estimates that the Carpal Tunnel portion of the Market is approximately $160 million.  According to literature, there are approximately 500,000 carpal tunnel relief surgeries performed annually in the U.S., and AxoGen assumes that 20% of such surgeries require revision procedures to address the recurrence of symptoms  (“Vein-Graft Wrapping for the Treatment of Recurrent Compression of the Median Nerve”, Microsurgery 16:752-756 1995, Dean G. Sotereanos, M.D.).  As a result, AxoGen estimates that approximately 100,000 carpal tunnel revision surgeries are performed each year in the U.S. to address the recurrence of symptoms. These revision surgeries are required due to compression of the nerve due to soft tissue attachments from the surrounding tissue or tissue infiltration entrapping the nerve. To prevent additional recurrences, surgeons will opt to use a Nerve Protection product such as the AxoGuard® Nerve Protector. In order to derive the Carpal Tunnel portion of the Market, AxoGen multiplied the average sales price of our AxoGuard® Nerve Protector by the number of estimated carpal tunnel revisions.

AxoGen continues to look at expansion markets beyond those that AxoGen has defined as Extremity, Oral and Carpal Tunnel.   In addition to these areas, AxoGen believes a market exists to treat nerves that are severed during the removal of both benign and cancerous tumors.  For example, nerves may be injured or removed during a surgical prostatectomy to remove prostate cancer resulting in impotence and incontinence.  Further, a patient who receives repair of peripheral nerves in the breast following a mastectomy and reconstruction, may avoid the reduced sensation typically experienced by many breast cancer patients.  AxoGen believes that we will continue to identify market expansion opportunities for our current product portfolio.

AxoGen’s Product Portfolio

Overview of AxoGen’s Products

AxoGen’s proprietary products and technologies are designed to overcome fundamental challenges in nerve repair. AxoGen’s Avance® Nerve Graft is the alternative to autografts and other off-the-shelf nerve repair products for nerve gaps up to 70mm in length.  AxoGuard® Nerve Connector is a coaptation aid for transected nerve injuries.  AxoGuard® Nerve Protector completes the surgical repair portion of the product portfolio and is a protective wrap for nerves damaged by compression, or where the surgeon wants to protect and isolate the nerve during the healing process after surgery.  The AxoGen surgical repair product portfolio, depicted below, provides surgeons off-the-shelf solutions for a wide variety of peripheral nerve injuries.

Functional measurements play an important role in the evaluation of nerve function. It assists the healthcare professionals in detecting changes in sensation or muscle strength, assessing return of sensory or motor function, establishing effective treatment interventions, and providing feedback to the patients  Standardized evaluation and measurement of nerve function is also an important part of identifying nerve injuries and determining treatment outcomes.  AxoGen’s functional measurement products include the AxoTouch™ Two-Point Discriminator tool (for sensory function) and the AcroVal™ Neurosensory and Motor Testing System (for sensory and motor function) which will be launched in March 2016.

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

With lengths up to 70 mm and diameters up to 5 mm, the Avance® Nerve Graft allows surgeons to choose the correct length for repairing the relevant nerve gap, as well as to match the diameter to the proximal and distal end of the severed nerve.  The Avance® Nerve Graft is stored frozen and utilizes packaging that maintains the graft in a sterile condition.  The packaging is typical for medical products so the surgical staff is familiar with opening the package for transfer of the Avance® Nerve Graft into the sterile surgical field. Such packaging also provides protection during shipment and storage and a reservoir for the addition of sterile fluid to aid in thawing the product. The Avance® Nerve Graft thaws in less than 10 minutes, and once thawed, it is ready for implantation.

The Avance® Nerve Graft provides the following key advantages:

•	A three-dimensional bioscaffold for bridging a nerve gap;
•	No patient donor-nerve surgery, therefore no comorbidities associated with a secondary surgical site;
•	Available in a variety of diameters up to 5mm to meet a range of anatomical needs;
•	Available in a variety of lengths up to 70mm, to meet a range of gap lengths;
•	Decellularized and cleansed extracellular matrix that remodels into patient’s own tissue;
•	Structurally supports the body’s own regeneration process;
•	Handles similar to an autograft, and is flexible and pliable;
•	Alleviates tension at the repair site;
•	Three year shelf life; and
•	Supplied sterile.

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

AxoGuard® Nerve Connector can be used:

•	As an alternative to direct suture repair;
•	To relieve tension at the coaptation site of severed nerves;
•	To aid coaptation in direct repair, grafting, or cable grafting repairs;
•	To reduce the risk of forced fascicular mismatch; and
•	To reinforce the coaptation site.

AxoGuard® Nerve Connector has the following advantages:

•	Minimally processed porcine submucosa extra-cellular matrix product used to repair severed nerve tissue;
•	Alleviates tension at the repair site;
•	Revascularizes and remodels into the patient’s own tissue instead of degrading;
•	Reduces the number of required sutures (versus direct repair with suture) allowing for up to 40% reduced surgery time (Boechstyns, Jhand Surg. 2013;38:2405-2411);
•	Moves location of sutures away from the coaptation face;
•	Reduces potential for fascicular mismatch;
•	Allows visualization of underlying nerve tissue;
•	Available in 7 different diameters and 2 different lengths to address a variety of nerve repair situations;
•	Conforms to the nerve;

•	Strong and flexible, easy to suture; and
•	Stored at room temperature with an 18-month shelf life.

AxoGuard® Nerve Protector

AxoGuard® Nerve Protector is a product used to protect and wrap injured peripheral nerves and reinforce reconstructed nerve gaps while preventing soft tissue attachments. It is designed to protect and isolate the nerve during the healing process after surgery by creating a barrier between the nerve tissue and the surrounding tissue bed.  The product is delivered in a slit tube format allowing it to be wrapped around nerve structures.  AxoGuard® Nerve Protector is made from a minimally processed porcine ECM.  During healing, the material revascularizes and the patient’s own cells incorporate into the extracellular matrix product to remodel and separate the nerve from the surrounding tissue.  AxoGuard® Nerve Protector competes against off-the-shelf biomaterials such as reconstituted collagen as well as the use of the patients own tissue such as vein and hypothenar fat pad wrapping.  AxoGuard® Nerve Protector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

AxoGuard® Nerve Protector can be used to:

•	Protect injured nerves or nerve repair sites from surrounding tissue;
•	Minimize risk of soft tissue attachments and entrapment in compressed nerves;
•	Protect nerves in a traumatized wound bed; and
•	Reinforce a coaptation site.

AxoGuard® Nerve Protector has the following advantages:

•	Minimally processed Porcine submucosa bioscaffold used to reinforce a coaptation site, wrap a partially severed nerve or protect nerve tissue;
•	Creates a protective layer that isolates and protects the nerve in a traumatized wound bed;
•	Revascularizes and remodels into the patient’s own tissue instead of degrading;
•	Easily conforms and provides 360 degree wrapping of injured nerve tissue;
•	Supports the body’s own natural wound healing;
•	Minimizes the potential for soft tissue attachments and nerve entrapment by physically isolating the nerve during the healing process;
•	Allows nerve gliding;
•	Strong and flexible, plus easy to suture;
•	Is available in 5 different widths and 2 different lengths to address a variety of nerve repair situations; and
•	Stored at room temperature with an 18-month shelf life.

AcroVal™ Neurosensory and Motor Testing System

AcroValTM Neurosensory and Motor Testing System is a device for evaluating patients with peripheral nerve conditions.  We believe that an important step for improving patient outcomes is to support the standardized evaluation and measurement of nerve function.  Today there is little consistency of measurement protocols. With the AcroVal™ system examiners will have digital, less subjective results for their patients with conditions like peripheral neuropathy, nerve compression syndromes, and transected nerves. Ultimately, we believe that standardization of evaluation and measurement techniques will facilitate comparison and interpretation of clinical results leading to better understanding and care for patients with peripheral nerve conditions.

Dr. A. Lee Dellon, a world-renowned peripheral nerve expert, developed the nerve functional evaluation and measurement system over 25 years ago.  We acquired the rights to his device in 2015 and will launch the product in

March 2016. The AcroVal™ consists of three different devices designed to evaluate hand strength and neurosensory function:

•	AcroGrip™ - hand grip strength measurement;
•	AcroPinch™ – pinch strength measurement; and
•	Pressure-Specified Sensory Device™ (PSSD) – somatosensory evaluation and measurement device

AcroVal™ can be used to assist healthcare professionals:

•	In detecting changes in sensation, pinch strength or grip strength;
•	Assessing return of sensory or motor function;
•	Establishing effective treatment interventions; and
•	Providing feedback to patients.

AcroVal™ has the following advantages:

•	Quantitative, electronic pre and post-intervention results;
•	Flexible format to allow for additional measurement devices;
•	Assessment of severity of nerve entrapment syndromes;
•	Noninvasive; and
•	Reference database to provide baseline standards and support patient education.

AxoTouchTM Two Point Discriminator

The AxoTouch™ Two-Point Discriminator tool can be used to measure the innervation density of any surface area of the skin. The discs are useful for determining sensation after a nerve injury, following the progression of a repaired nerve, and during the evaluation of a person with a possible nerve injury, such as nerve division or nerve compression.

The AxoTouch™ Two-Point Discriminator tool is a set of two aluminum discs each containing a series of prongs spaced between 2 to 15 millimeters apart. Additionally, 20 and 25 millimeter spacing is provided. A circular depression on either side of the disc allows ease of rotation. The discs can be rotated between a single prong for testing one-point and any of the other spaced prongs for testing two-point intervals.

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

Tissue Recovery and Processing for Avance® Nerve Graft

Avance® Nerve Graft Processing Overview

Over several years, AxoGen has developed the Avance® Process, an advanced and proprietary technique to process the Avance® Nerve Graft from donated peripheral nerve tissue.  The Avance® Process requires special training over several months for each manufacturing associate who processes Avance® Nerve Grafts.  The processing and manufacturing system for Avance® Nerve Graft has required significant capital investment, and we plan to make additional investments to continually improve our manufacturing and quality assurance processes and systems.

AxoGen’s Avance® Process, depicted below, consists of several steps, including peripheral nerve tissue recovery and testing, donor medical review and release, processing, packaging, and sterilization to meet or exceed all applicable U.S. Food and Drug Administration (the “FDA”), state, and international regulations and American Association of Tissue Banks (“AATB”) standards.  As an FDA registered tissue establishment, AxoGen utilizes both its own personnel and a variety of subcontractors for recovery, storage, testing, processing and sterilization of the donated peripheral nerve tissue. Additionally, independent certified laboratories have been contracted by AxoGen and its subcontractors to perform testing.  The safety of Avance® Nerve Graft is supported by donor screening, process validation, process controls, and validated terminal sterilization methods. The AxoGen Quality System has built in redundancies so that each Avance® Nerve Graft released for implantation meets our stringent quality control and product requirements.

Avance® Nerve Graft Tissue Recovery and Processing

AxoGen partners with FDA registered tissue establishments and AATB accredited recovery agencies or recovery agencies in compliance with AATB standards to recover human peripheral nerve tissue for Avance® Nerve Graft processing.  After consent for donation is obtained, donations are screened and tested in detail for safety in compliance with the federal regulations and AATB standards on communicable disease transmission.  AxoGen processes and packages Avance® Nerve Graft using its employees and equipment.   From 2009 until February 2016 this processing and packaging was performed at LifeNet Health, Virginia Beach, Virginia (“LifeNet Health”).  Business requirements of LifeNet Health led to their need for additional space and they notified AxoGen that AxoGen would need to transition out of the Virginia Beach facility on or before February 27, 2016.  On August 6, 2015 Axogen entered into a License and Services Agreement with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS agreement began in February 2016. The CTS agreement is for a 5-year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, upon 18 months notice. Under the CTS agreement AxoGen pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of AxoGen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.  The CTS facility provides a cost effective, quality controlled and licensed facility.   However, AxoGen could reproduce a manufacturing space that would meet its needs if it no longer continued its relationship with CTS. AxoGen’s processing methods and process controls have been developed and validated to ensure product uniformity and quality.  Pursuant to the CTS agreement, AxoGen pays license fees on a monthly basis to CTS which total an annual amount of approximately $416,000.

Avance® Nerve Graft Packaging

After processing, each Avance® Nerve Graft is visually inspected and organized by size (length and diameter) into finished product codes. It is then packaged in individual medical grade clamshells and primary packaging.  The outer pouch is the primary sterility and moisture barrier.  The packaging operation is performed in a controlled environment at CTS.

Avance® Nerve Graft Sterilization and Labeling

After being processed and packaged, Avance® Nerve Graft is then irradiated and shipped to its Burleson, Texas distribution facility (the “Distribution Facility”).  There the product receives its final labels and is released following a final stringent technical and quality review.  Orders for Avance® Nerve Graft are placed with AxoGen’s customer care team and product is packaged and shipped from the Distribution Facility.

Avance® Nerve Graft Product Release

The AxoGen Quality System meets the requirements set forth under 21 CFR Part 1271 for Human Cells, Tissues and Cellular and Tissue-Based Products, including Good Tissue Practices (“GTP”) and is compliant with the 21 CFR Part 820 Quality System Regulations (“QSR”).  AxoGen has established quality procedures for review of tissue recovery, relevant donor medical record review and release to processing that meet or exceed FDA requirements as defined in 21 CFR Part 1271, state regulations, international regulations and AATB standards.  Furthermore, AxoGen utilizes validated processes for the handling of raw material components, environmental control, processing, packaging and terminal sterilization.  In addition to ongoing monitoring activities for product conformity to specifications and sterility, product biocompatibility, shipping methods and shelf life have been validated in accordance with applicable industry standards.

Manufacturing of AxoGen Products Other Than Avance® Nerve Graft

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

The Cook Biotech agreement runs through August 27, 2022.  It requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard® products. Under the agreement, AxoGen provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.

Manufacturing for the AcroVal™ Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator

The AcroVal™ Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator are contract manufactured by Cybernetics Research Laboratories (“CRL”), Tucson, Arizona.   CRL supplies the AxoTouch unpackaged and it is packaged at the Distribution Facility.

The AcroVal™ Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator are contract manufactured by Cybernetics Research Laboratories (“CRL”), Tucson, Arizona.   CRL supplies the AxoTouch unpackaged and it is packaged at the Burleson distribution facility. The Company and CRL are finalizing contracting for the AcroVal™.  It is expected that CRL will provide the AcroVal™ to the Company’s Burleson distribution facility and AxoGen will perform final inspection and package for customer shipment.  CRL will provide warranty service on behalf of the Company for the AcroVal™ and maintain certain levels of spare parts inventory for manufacturing and fulfillment of warranty work.

We believe CRL has capacity to support any future volumes of AcroValTM and AxoTouchTM.

Sales and Marketing

Overview

The AxoGen portfolio of nerve repair solutions, consisting of the Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector, offers a full range of products for surgical peripheral nerve repair needs.  Its AcroVal™ Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory function, establishing effective treatment interventions, and providing feedback to patients.  AxoGen is focused on the developing market of peripheral nerve repair and regeneration, is committed to improving awareness of new surgical peripheral nerve repair options and is advancing evaluation capabilities for nerve issues, as well as building additional scientific and clinical data to assist surgeons and patients in making informed choices.  AxoGen believes that there is an opportunity to rethink current approaches to nerve repair and that its approach will solidify its position as a leader in the field of products for peripheral nerve injuries. The following provides the key elements of AxoGen’s sales and marketing strategy.

Increase Awareness of AxoGen’s Products

Prior to the introduction of AxoGen’s portfolio of nerve repair products, surgeons had a limited number of options available for the surgical repair of nerve injuries.  AxoGen entered the market to improve the standard of care for patients.  Unlike other off-the-shelf options, all of AxoGen’s nerve repair products are composed of an extracellular matrix which remodels into the patient’s own tissue and provides physical support for the body’s natural healing process.

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

Expand Clinical and Scientific Data Regarding the Performance of AxoGen Products

Generating clinical data is an important component of AxoGen’s marketing strategy.  AxoGen will continue to accept patients in its RANGER® clinical study (defined below in “Government Regulations”), a utilization registry of Avance® Nerve Graft.  Three publications and more than 44 scientific conference presentations have been generated to date from the registry.  A multicenter prospective randomized comparative pilot study of hollow tube conduits and Avance® Nerve Graft has completed subject enrollment and outcome follow-up.  A pivotal multicenter prospective randomized comparative pilot study of hollow tube conduits and Avance® Nerve Graft to support the transition to a BLA has begun enrollment.  Case series in digital nerve repair have been published from the Mayo Clinic, Georgetown University Medical Center and Philadelphia Hand Center and a case series in OMF has been published from UT Southwestern.  A number of additional investigator initiated case reports, studies and publications have been completed.  A pilot study on the repair of the cavernous nerves in prostate cancer patients has completed enrollment and follow-up at Vanderbilt and data analysis and report are underway.  Case series in brachial plexus, military trauma, neurotization of breast reconstruction and compressive neuropathy are also being developed.  AxoGen also supports outside research and will continue to work with investigators working on grants with a translational focus.

Expand the AxoGen Sales Team

AxoGen provides full sales and distribution services through both a direct sales force and a team of independent distributors.  As of December 31, 2015, we had 41 direct sales professionals and 24 independent distributors. AxoGen provides support and resources for independent distributors both within and outside the United States and is increasing its direct sales force in selected United States territories.  AxoGen provides products to hospitals, surgery centers and military hospitals, calling on plastic reconstructive surgeons and orthopedic and plastic hand surgeons and certain oral surgeons to review the benefits of the AxoGen products.  While surgeons make the decision to implant the products in appropriate patients, hospitals make the decision to buy the products from AxoGen.  In today’s budget constrained environment, hospital committees review new technologies for cost effectiveness as well as quality.  AxoGen believes that it has been successful in meeting the needs of these hospital committees by demonstrating the cost/benefit of its products and providing a fair value to the hospital.

AxoGen Strengths

AxoGen believes that it has the following strengths in the field of nerve repair and regeneration:

Established Nerve Repair Expertise

AxoGen has made a significant investment in understanding peripheral nerve anatomy and surgical nerve repair and regeneration.  This has been accomplished through interaction with leading academic centers throughout the United States and by striving to build an outstanding internal team of technical and clinical experts.

Commitment to the Promotion and Education of Best Practices in Peripheral Nerve Repair

AxoGen has established educational conferences and presentations and surgical resident and fellow training that we believe is positioning us as a leader in providing peripheral nerve repair best practices. The AcroValTM is a continuation of this commitment as we believe that an important step for improving patient outcomes is to support the standardized evaluation and measurement of nerve function.  Ultimately, standardization of evaluation and measurement techniques will facilitate comparison and interpretation of clinical results leading to better understanding and care for patients with peripheral nerve injuries which can be incorporated into our educational programs and materials.

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

Avance® Nerve Graft Performance

AxoGen has worked with leading institutions, researchers and surgeons to support innovation in the field of surgical peripheral nerve repair. We believe AxoGen’s RANGER® study (defined below in the section entitled “Government Regulations”) is the largest multi-center clinical study conducted in peripheral nerve gap repair.  AxoGen’s A Multicenter, Prospective, Randomized, Subject and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”) study, the phase 3 trial to support its Biologics License Application (“BLA”), continues AxoGen’s clinical work, providing a new multi-center, prospective, randomized, clinical study on the Avance® Nerve Graft. (See “Government Regulations”).  The January, 2012 edition of Microsurgery and November 2012 edition of The Journal of Hand Surgery and June 2015 edition of Journal of Reconstructive Microsurgery each contain an article summarizing the RANGER® study results. The Brooks et al. publication reported on 55 Avance® Nerve Graft nerve repairs and resulted in meaningful motor and sensory recovery in 87% of nerve discontinuities between 5 and 50 mm.  Additionally, no implant related adverse events were reported.  (Brooks, D. N., Weber, R. V., Chao, J. D., Rinker, B. D., Zoldos, J., Robichaux, M. R., Ruggeri, S. B., Anderson, K. A., Bonatz, E. E., Wisotsky, S. M., Cho, M. S., Wilson, C., Cooper, E. O., Ingari, J. V., Safa, B., Parrett, B. M. and Buncke, G. M. (2012), Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 32: 1—14. doi: 10.1002/micr.20975 and Cho, et al. 2012, J Hand Surg Am 37(11):2340-9).  A meta-analysis of available clinical outcomes data from published papers on the leading synthetic collagen conduit showed meaningful improvement in only 40-74% of cases bridging a gap in the nerve. A similar meta-analysis for nerve autograft reported meaningful improvement in 60-88% of nerve repairs.

International Opportunity for Product Sales

AxoGen currently focuses on the U.S. market, with additional foreign sales in Canada, Spain, Austria, United Kingdom, Israel, Greece, Chile, Switzerland and certain other countries. The need for the surgical repair of injured nerves is a global issue. Through its ex-U.S. sales, AxoGen has shown the capability to take its current nerve repair product offering into new geographical markets.  AxoGen does not currently have European Union (“E.U.”) wide approval for Avance® Nerve Graft, but the AxoGuard® products have a CE Mark and can be sold in the E.U. and affiliated countries.

Research and Development

AxoGen believes it provides the most extensive product portfolio for peripheral nerve repair available.  Our current development focus is to expand clinical data in both traumatic nerve repair and other surgical applications.  Additional product line extensions of the Avance® and AxoGuard® products and other nerve repair products may be developed. In this regard, AxoGen introduced an AxoGuard® Connector line extension in winter 2014 by providing a new longer 15mm product. Our nerve evaluation and measurement tools are further examples of our development activity having launched the AxoTouchTM in the fall of 2014 and launching the AcroValTM systems in March 2016.  AxoGen works with academic institutions in the expansion of treatments for peripheral nerve and is involved in a number of grants from government agencies related to nerve repair or use of our products and/or technologies. For the years ended December 31, 2015 and 2014, AxoGen spent approximately $3,237,000 and $3,033,000, respectively, on research and development expenses and recognized grant revenue of $433,000 and $314,000, respectively.

Competition

The medical device and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. As such, AxoGen cannot predict what products may be offered in the future that may compete with AxoGen’s products.  With regard to nerve function evaluation and measurement there are a number of methods and techniques with little consistency of measurement protocols.  Currently as to nerve repair products, AxoGen competes primarily against all transected and non-transected nerve repair approaches including direct suture repair, autograft and hollow-tube nerve conduits and materials used to wrap and protect nerve tissue.  Because the requirements of the biomaterials used in nerve repair can vary based on the severity and location of the injury, the size and function of the nerve, surgical technique and patient preference, AxoGen’s nerve repair products compete against both autograft materials (nerve in the case of a bridging repair and vein or fat in the case of a nerve protection repair) and a limited number of off-the-shelf alternatives.  Competitive aspects of our products focus on the overall value proposition of our products and their suitability for specific applications and can include composition and structure of the material, ease of use, clinical evidence, handling, and price. AxoGen’s major competitors for off-the-shelf repair options in hollow-tube conduits and bio-absorbable wraps are the following companies:

•

Integra LifeSciences Holding Corporation (NASDAQ: IART) (“Integra”).  Integra offers NeuraGen®, a hollow tube product made from reconstituted bovine collagen and NeuraWrapTM, a reconstituted bovine collagen biomaterial used for nerve wrapping;

•	Baxter International, Inc. (NYSE: BAX) (“Baxter”). Baxter acquired Synovis which offers Neurotube, a hollow tube made of polyglycolic acid; and
•

Stryker Corporation (NYSE: SYK) (“Stryker”). Stryker offers the NeuroMatrix and Neuroflex products, both of which are hollow tubes derived from reconstituted bovine collagen and NeuroMend, a reconstituted bovine collage biomaterial used for nerve wrapping.

AxoGen believes that surgeons use Avance® Nerve Graft because it provides them with the natural three-dimensional structure and familiar handling characteristics of a typical nerve for bridging nerve discontinuities (severed nerves) without the comorbidities and additional surgical site of an autograft as well as confidence in the performance of the product as a result of the growing body of clinical literature.  AxoGuard® Nerve Protector and AxoGuard® Nerve Connector provide the unique features of pliability, suturability, and translucence for visualization of the underlying nerve while also allowing the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the outermost layer of the nerve (nerve epineurium).

AxoGen believes any current or future competitors face the following important barriers to entry as it relates to the market for its nerve repair products.  AxoGen’s intellectual property (“IP”), and that of its partners, including patents, patents-pending and know how, is believed to be an important barrier.  Additionally, AxoGen has developed knowledge and experience in understanding and meeting FDA regulatory requirements for Avance® Nerve Graft, including having made a substantial investment in conducting the preclinical and clinical testing necessary to support a submission for a FDA BLA.  However, due to its limited resources, its smaller size and its relatively early stage, AxoGen believes it may face competitive challenges and barriers that are difficult to overcome and could negatively impact its growth.

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

AxoGen distributes for Cook Biotech the AxoGuard® product line. Cook Biotech is responsible for the regulatory compliance of the AxoGuard® product line. AxoGuard® products are regulated as medical devices and subject to premarket notification requirements under section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), 21 CFR Part 820 (“Quality System Regulation”) and related laws and regulations. Cook Biotech has obtained a 510(k) premarket clearance from the FDA for the use of porcine (pig) small intestine submucosa for the repair of peripheral nerve discontinuities where gap closure can be achieved by flexion of the extremity. Cook Biotech has also obtained a 510(k) premarket clearance for the AxoGuard®  Nerve Protector for the repair of peripheral nerve injuries in which there is no gap or where a gap closure is achieved by flexion of the extremity.  We sell the 510(k)-cleared device under the trade name AxoGuard® Nerve Protector and AxoGuard®  Nerve Connector.

AxoGen also distributes the AxoTouch™ Two-Point Discriminator.  This device that is manufactured for AxoGen and distributed from the Burleson Facility is a Class I device (general controls) that is exempt from premarket notification and the Quality System Regulation requirements except for the Recordkeeping and Complaint file requirements. It is classified by FDA under 21 CFR 882.1200 (Two-point discriminator, product code: GWI).

The AcroValTM line of devices will be manufactured for AxoGen and distributed from the Burleson Facility.  The AcroValTM devices are regulated as medical devices and are subject to premarket notification requirements under section 510(k) of the FD&C Act.  The AcroValTM line of devices includes the AcroGripTM, AcroPinchTM and PSSD, all of which received 510(k) clearance by the FDA in the 1990’s.  The AcroGripTM was cleared under the name Digi-Grip Sensor, the AcroPinchTM was cleared as Pinch Sensor and PSSD as the NK Pressure-Specified Sensory Device.

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

AxoGen met with CBER in July 2010 and, between July 2010 and November 2010, provided information to CBER that resulted in the FDA issuing a letter stating the agency’s intent to exercise enforcement discretion with respect to the introduction or delivery for introduction into interstate commerce of the Avance® Nerve Graft assuming that certain conditions are met relating to the transition of the Avance® Nerve Graft from regulation as a HCT/P to a biological product under section 351 of the PHS Act. Specifically, the FDA is permitting the Avance® Nerve Graft to be distributed, subject to FDA enforcement discretion, provided that:

•

AxoGen transitions to compliance with Section 501(a)(2)(B) of the FD&C Act, the current Good Manufacturing Practice, or cGMP, regulations in 21 CFR Parts 210 and 211 and the applicable regulations and standards in 21 CFR Parts 600-610 prior to initiation of a phase 3 clinical trial; designed to demonstrate the safety, purity, and potency of the Avance®  Nerve Graft.

•

AxoGen has performed several gap analyses of its quality system for compliance with 21 CFR Parts 210/211 and 600-610 regulations.  The gap analyses have identified areas in which our quality system could improve with respect to compliance to the regulations.  The transition is in process and we periodically review the 21 CFR Parts 210/211 and 600-610 regulations to ensure that we create and implement appropriate changes, including new quality procedures.  Through our internal auditing process, we periodically assess our compliance to the regulations.  As AxoGen initiates the phase 3 clinical trial and eventual BLA submission, we will retain an external audit firm with experience in auditing to 21 CFR Parts 210/211 and 600-610 regulations to verify quality system compliance to the regulations. The associated costs for these activities are not material and the Company believes it can appropriately implement all necessary changes.

•	AxoGen conducts a phase 3 clinical trial to demonstrate safety, purity and potency of the Avance® Nerve Graft under a Special Protocol Assessment (“SPA”).

•

AxoGen and the FDA agreed to the SPA in August 2011 and in accordance with FDA regulations in 21CFR § Part 312, AxoGen submitted an Investigational New Drug Application (“IND”) to the FDA in April 2013.  The IND became effective in March 2015 and the phase 3 clinical trial was initiated in the second quarter of 2015.

•	AxoGen continues to comply with the regulations and standard for 21 CFR Part 1271.

•

AxoGen was audited by the FDA at its processing facility in March 2013 and March 2015 and its Distribution Facility in October 2015.  The quality system was found to be in compliance with 21 CFR Part 1271 and no FDA Form 483 observations were issued.

•	AxoGen continues to exercise due diligence in executing its requirements under the transition program.

AxoGen is working to ensure compliance with the applicable regulations through ongoing discussions with the FDA regarding the transition of the quality system to 21 CFR Parts 210/211 and 600-610 regulations with the FDA and through audits for compliance to 21 CFR Part 1271 and amendments to the IND providing updates to the phase III clinical trial. The final determination of regulatory compliance will be made by the FDA during the pre-license inspection as part of the BLA review.  If the FDA does not find AxoGen to be in compliance, or if AxoGen is unable to meet the required standards for preclinical studies, clinical studies and Chemistry, Manufacturing, and Controls, the approval of the BLA would become impossible or delayed.

The FDA will end the period of enforcement discretion upon a final determination of AxoGen’s future BLA submission or if the FDA finds that AxoGen does not meet the conditions for the transition plan, or is not exercising due diligence in executing the transition (e.g., study completion, or BLA submission is neither timely nor adequate). If final action on the BLA is negative or AxoGen is found to not meet the conditions for the transition plan or its execution, AxoGen will not be able to continue to distribute the Avance® Nerve Graft. AxoGen continues to work diligently with the FDA and, in this context, continues to distribute Avance® Nerve Graft.

The BLA application of Avance® Nerve Graft, if approved, will require a potentially substantial user fee payment to the FDA, although certain exemptions, waivers and discounts of the user fees may apply, including certain waivers or discounts for small businesses.

The Food and Drug Administration Safety and Innovation Act, referred to herein as FDASIA (Public Law 112-144), which was signed into law on July 9, 2012, amended the FD&C Act. FDASIA includes the Prescription Drug User Fee Amendments of 2012 which authorizes the FDA to continue to collect the following user fees from applicants who submit certain new drug and biological product applications and supplements:

•

Application Fee: Each new BLA has a fee required upon submission. In FY 2016, this fee for a BLA requiring clinical data is $2,374,200. The fee is adjusted each year so we cannot provide an accurate estimate of what our fee will be upon submission of our BLA. For small companies (fewer than 500 employees and no other approved biologic product on the market) submitting its first application, a waiver of the application fee is available. AxoGen expects to apply for this waiver for the Avance® Nerve Graft BLA.

•

Establishment Fee: Establishment fees (for the place of business where the biologic product is manufactured) are based on the FDA budget divided by the total number of establishments. In FY 2016, the Establishment Fee is $585,200. This fee is adjusted each year so we cannot provide an accurate estimate of what our fee will be upon approval of our BLA. AxoGen will have to pay an establishment fee after BLA approval and then pay such fee annually thereafter.

•

Product Fee:  A product fee is assessed for each strength or potency in which the approved (non-revoked, non-suspended) product is manufactured in final dosage form.  The product fee is based on an estimate of the number of products that would be subject to, and for which the companies would pay, product fees.  The product fee is determined by dividing the adjusted total fee revenue from product fees by the number of estimated products (based on previous year’s product fees) subject to the product fee (excluding product fee waivers and reductions granted by the FDA).  For FY 2016, the product fee has been established at $114,450.  AxoGen may have to pay a Product Fee after BLA approval.  AxoGen expects to apply for a product fee waiver for the Avance® Nerve Graft.

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

FDA’s Premarket Clearance and Approval Requirements - Medical Devices

Unless an exemption applies, each medical device distributed commercially in the U.S. requires either a 510(k) premarket notification submission or a Pre-Market Approval (“PMA”) Application to the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk, the level of control necessary to assure the safety and effectiveness of each medical device and how much is known about the type of device. For devices first intended for marketing after May 28, 1976, pre-market review and clearance by the FDA for Class I and II medical devices is accomplished through the 510(k) pre-market notification procedure by finding a device substantially equivalent to a legally marketed Class I or II device, unless the device is exempt. The majority of Class I medical devices are exempt from the 510(k) premarket notification requirement.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices for which Class II controls are inadequate to assure safety or effectiveness, and novel devices, including devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III.  Class III devices generally require an approved PMA prior to marketing.

A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction, the safety and effectiveness of the device.

FDA’s Premarket Approval Requirements - Biologic Products

Biological Product License Application (BLA) Pathway

Biological products subject to BLA requirements are approved under the Public Health Service Act.  Biological products require FDA approval of a BLA to be marketed.  In order to be approved, a BLA must demonstrate the safety, purity and potency of the product candidate based on results of preclinical studies and clinical trials. A BLA must also contain extensive CMC and other manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facility or facilities at which the biologic product is produced to assess compliance with the FDA’s cGMP. Satisfaction of FDA approval requirements for biologics typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product.  AxoGen cannot be certain that any BLA approvals for its products will be granted on a timely basis, or at all.

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

Biosimilar Biological Products

A regulatory approval pathway for biosimilars was established by The Biologics Price Competition and Innovation Act (“BPCIA”), as part of the Patient Protection and Affordable Care Act of 2010. An important component of the legislation specified that a manufacturer of a reference biological product would be granted 12 years of exclusive, non-patent market exclusivity before a biosimilar could be approved for marketing in the US. An application for a biosimilar product may not be submitted to FDA until four years after the approval date of the BLA for the reference biological product. BPCIA provides for an abbreviated licensure process for a biosimilar, i.e., a biological product that is highly similar to an FDA-approved biological product, known as a reference product, and has no clinically meaningful differences compared to the reference product in terms of safety, purity and potency.  At its discretion, the FDA can waive a requirement for any required element in an application for a biosimilar product. In addition, the legislation distinguished approval of a biosimilar from approval of such a product as a substitute for the reference biological products. Where a product is approved as a substitute for the reference biologic, it is considered an interchangeable product. Approval as interchangeable requires that the product is biosimilar and can be expected to produce the same clinical results as the reference product in any given patient, and if intended for repeat dosing, a demonstration that the risk in terms of safety or diminished efficacy of alternating or switching between the use of the interchangeable and reference product is not greater than the risk of using the reference product without such alternating or switching. Interchangeable products can be substituted for a reference product without intervention of the prescribing healthcare provider.  Several states are enacting or are considering laws that regulated the use and substitution of biosimilar and interchangeable products.   For example, Virginia requires licensure as interchangeable by the FDA for a pharmacist to dispense a biosimilar in place of a prescribed biological product (Virginia § 54.1-3408.04).

FDA’s Pre-Approval and Pre-Licensing Requirements

Before approving a BLA, the FDA generally inspects the facility or the facilities at which the product is manufactured. The FDA will not approve the product if it finds that the facility does not appear to be in cGMP compliance. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will either not approve the application or issue a complete response letter to indicate that the review cycle for an application is complete and that the application is not ready for approval.  The letter will describe specific deficiencies and, when possible, will outline recommended actions the applicant might take to get the application ready for approval. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that AxoGen failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, such as issuing a FDA Form 483 notice of inspectional observations, warning letter, or untitled letter, imposing civil money penalties, suspending or delaying issuance of approvals, requiring product recall, imposing a total or partial shutdown of production, withdrawal of approvals or clearances already granted, and pursuing product seizures, consent decrees or other injunctive relief, and criminal prosecution through the U.S. Department of Justice (the “DOJ”). The FDA can also require AxoGen to repair, replace or refund the cost of devices that it manufactured or distributed. If any of these events were to occur, it could materially adversely affect AxoGen’s business.

Clinical Trials

Clinical trials are required to support a BLA or PMA and are sometimes required for 510(k) clearance. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under strict requirements to ensure the protection of human subjects participating in the trial and under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring and safety, and the effectiveness criteria to be evaluated. Clinical trials for biological products require the submission and FDA acceptance of an IND and clinical trials for medical devices require the submission and FDA approval of an Investigational Device Exemption application, or IDE, unless the device regulations provide for an exemption from the IDE requirement.  Clinical trials for significant risk devices may not begin until the IDE is approved by the FDA and the Institutional Review Board (IRB) overseeing the particular clinical trial. If the product is considered a non-significant risk device under FDA regulations, the trial must only be approved by an IRB prior to its initiation.  A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND or IDE, for significant risk devices. In addition, for these studies, an IRB at each site at which the study is conducted must approve the protocol, subject consent form and any amendments for each site at which the study is conducted. All research subjects must be informed, among other things, about the risks and benefits of the investigational product and provide their informed consent in writing.

Clinical trials under an IND typically are conducted in three sequential phases, but the phases may overlap or be combined.  In AxoGen’s case, AxoGen believes that the Phase 3 clinical trial study for the Avance® Nerve Graft represents the only new clinical data that will be required to evaluate safety and effectiveness.  Phase 1 clinical trials usually involve the initial introduction of the investigational product into a small group of healthy volunteers (e.g., 10 to 20) to evaluate the product’s safety (dosage tolerance and pharmacokinetics if a biologic product) and, if possible, to gain an early indication of its effectiveness.  Phase 2 clinical trials usually involve controlled trials in a larger but limited patient population (e.g., a few hundred) to:

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

Once the IND is submitted, the sponsor must wait 30 calendar days before initiating any clinical trials.  During this time, the FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk.

AxoGen Clinical Trials

AxoGen has an active clinical research program to gather data on the Avance®  Nerve Graft.  AxoGen has completed two clinical studies and is performing two ongoing clinical studies. The ongoing studies are “A Multicenter Retrospective Study of Avance® Nerve Graft Utilization, Evaluations and Outcomes in Peripheral Nerve Injury Repair (“RANGER®”)” and “A Multicenter, Prospective, Randomized, Patient and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”)”. Completed studies are “A Multicenter, Prospective, Randomized, Comparative Study of Hollow Nerve Conduit and Avance® Nerve Graft Evaluation Recovery Outcomes of the Nerve Repair in the Hand (“CHANGE”)” and a pilot study to evaluate the use of Avance® Nerve Graft in the reconstruction of nerves following prostatectomy.

AxoGen will continue to accept patients in the RANGER® clinical study, a utilization registry of Avance® Nerve Graft. Three publications and more than 44 scientific conference presentations have been generated to date from the registry.  The RANGER® Study is an observational study in current enrollment. It is designed to allow enrollment of up to a total of 1,000 subjects over the next several years. The follow-up for the RANGER® Study is standard of care up to 36 months post nerve repair. At the time of the BLA submission, if 1,000 subjects have not been enrolled and follow-up completed, AxoGen will submit an interim report in the BLA for the enrolled subjects. In 2013, a Matched Autograft and Tube Conduit Case Control Cohort Arm of RANGER® (“MATCH”) comparative arm was added.  Subjects treated with Avance® Nerve Graft were matched to the nerve autograft or tube conduit treated groups based on size of gap length. We anticipate having approximately 300 subjects treated with nerve autograft and/or tube conduit in the comparative arm.

AxoGen has worked with leading institutions, researchers and surgeons to support innovation in the field of surgical peripheral nerve repair.  AxoGen believes that RANGER® is currently the largest multi-center observational clinical study conducted in peripheral nerve gap repair.  AxoGen’s ongoing RECON study will also continue our clinical work, providing a new multi-center, prospective, randomized, clinical study on the Avance® Nerve Graft. The January 2012 edition of Microsurgery, November 2012 edition of The Journal of Hand Surgery and June 2015 edition of Journal of Reconstructive Microsurgery each contain an article summarizing RANGER® study results (Brooks, et al. Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 2012 Jan; 32(1): 1-14; and Cho, et al. Functional outcome following nerve repair in the upper extremity using processed nerve allograft. J Hand Surg Am 2012 Nov; 37(11):2340-9 and Rinker, et al. Outcomes of short-gap sensory nerve injuries reconstructed with processed nerve allografts from a multicenter registry study. J Reconstr Microsurg 2015 Jun; 31(5):384-90).  Brooks et al. reported on 55 Avance® Nerve Graft nerve repairs and resulted in meaningful motor and sensory recovery in 87% of nerve discontinuities between 5 and 50 mm.  Cho et al. showed that Avance® Nerve Graft provided 89% meaningful recovery for digital nerve injuries, and 80% meaningful recovery for motor function in mixed and motor nerve injuries. An expanded data milestone was presented at the 5th Vienna Symposium on Surgery of Peripheral Nerves in June 2014 and such expanded RANGER® data provides that of the injuries repaired with the Avance® Nerve Graft 90%, 80% and 87% achieved meaningful recovery for gap lengths of 5-14 mm, 15-29 mm and 30-65 mm, respectively. Rinker et al. reported on a subgroup from the RANGER® registry on sensory recovery of short-gap digital nerve repairs between 5-15 mm using Avance® Nerve Graft.  The study cohort included 24 subjects with 37 digital nerve repairs. Outcomes analysis demonstrated meaningful levels of sensory recovery. No implant related adverse experiences were reported in any of such reports.

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

The RECON study will include up to 15 centers and is a prospective, randomized, controlled, patient and evaluator blinded, comparative study of Avance® Nerve Graft and Collagen Nerve Cuffs in the repair of peripheral nerve discontinuities.  The study objective is to assess the safety and efficacy of peripheral nerve repair in 150 subjects. Subjects will be followed over the course of 12 months to assess safety and efficacy outcomes with assessments being performed at various defined intervals up to 12 months.  The study is currently in early enrollment and no outcome data is available at this time.

CHANGE was a prospective randomized controlled pilot study of nerve cuffs and Avance® Nerve Graft for the reconstruction of peripheral nerve discontinuities in male and female subjects that sustained injury to at least one nerve in the hand, distal to the superficial palmar arch that after resection resulted in a nerve gap of >5 mm and ≤20 mm. The study enrolled a total of 23 patients (14 for Avance® Nerve Graft and 9 for Conduits) with 31 nerve repairs at a total of 4 sites. The study has been completed.

A pilot study on the repair of the cavernous nerves in prostate cancer patients at Vanderbilt with 24 month follow-up has been completed. A total of 12 subjects were enrolled in this single center study. The primary objective of this study was to assess the technical feasibility of using Avance® Nerve Graft for neurovascular bundle (NVB) reconstruction during RALP. The secondary objective of the study was to assess the long term safety and efficacy of NVB reconstruction by assessing quality of life and erectile function through validated questionnaires 24 months post-repair.

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

Pervasive and Continuing Regulation

There are numerous regulatory requirements that apply after a product is cleared or approved. For medical devices, these include, but are not limited to: the FDA’s regulations for device labeling (21 CFR Part 801), medical device reporting (21 CFR Part 803), reporting of corrections and removals (21 CFR Part 806), establishment registration and device listing requirements (21 C.F.R. Part 807); and compliance with the Quality System Regulation (QSR) per 21 CFR Part 820.  Distribution of medical devices is also subject to license/registration requirements in some states.  For tissue and biologic products, the regulatory requirements include: the FDA’s registration and listing requirements, donor eligibility requirements and compliance with Good Tissue Practices (“GTP”) in 21 CFR Part1271 for human tissue products, compliance with the FDA’s cGMP in 21 CFR Parts 210, 211, and 600 for biological products, and postmarket BLA requirements (21 CFR Part 601). Among other things, these regulations require manufacturers, including third party manufacturers to:

•	follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•	comply with labeling regulations and FDA prohibitions against the false or misleading promotion or the promotion of products for uncleared, unapproved or off-label uses or indications;
•	comply with requirements to obtain clearance or approval for certain changes affecting the product, including changes to the product’s manufacturing, labeling, or intended use;
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

•	comply with post-approval restrictions or conditions, including post-approval study commitments and post-market safety and annual reporting requirements;
•	follow post-market surveillance regulations that may apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and
•	follow requirements to issue notices of correction or removal, or conduct market withdrawals or recalls where quality or other issues arise.

AxoGen has not received any reports of adverse events concerning the Avance® Nerve Graft product.  Three adverse events have been reported for the AxoGuard® products (one each in 2013, 2014 and 2015). AxoGen has not had to submit any Medical Device Reports (“MDRs”), biological deviation reports, or tissue adverse reaction reports to the

FDA. Cook Biotech submitted an MDR for the AxoGuard® adverse events in 2013, 2014 and 2015.  Although AxoGen’s AxoGuard® products have had just three adverse events reported to date, there may have been other incidents, including patient deaths, which may have occurred during procedures utilizing AxoGen’s products without AxoGen being aware of any such incidents. In addition, there can be no assurance that in the future AxoGen’s products will not cause or contribute to an adverse event that would require AxoGen to submit MDRs, biological deviation reports, or tissue adverse reaction reports to the FDA.

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

The FDA considers several factors in determining whether an educational event or activity is independent from the substantive influence of the product manufacturer and therefore non-promotional, including, but not limited to, the following:

•	whether the intent of the funded activity is to present clearly defined educational content, free from commercial influence or bias;
•	whether the third party grant recipient and not the manufacturer has maintained control over selecting the faculty, speakers, audience, program content and materials;
•	whether the program focuses on a single product of the manufacturer without a discussion of other relevant existing competitive products or treatment options;
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

•

whether the information about the company’s products is further disseminated after the initial program, by or at the direction of the company, other than in response to an unsolicited request or through an independent provider; and

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

The Federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The DOJhas previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

AdvaMed is one of the primary voluntary U.S. trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. AxoGen has incorporated the principles of the AdvaMed Code in its standard operating procedures, sales force training programs, and relationships with doctors. Key to the underlying principles of the AdvaMed Code is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to fair market value for legitimate services provided and payment of modest meal, travel and other expenses for a healthcare professional under limited circumstances. AxoGen has incorporated these principles into its relationships with healthcare professionals under its consulting agreements, payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third party conferences. In addition, AxoGen has conducted training sessions on these principles.  Finally, the Sunshine act, as defined below, imposes additional new reporting and disclosure requirements on AxoGen for any “transfer of value” made or distributed to physicians and teaching hospitals, as well as reporting of certain physician ownership interests.  AxoGen cannot provide any assurance that regulatory or enforcement authorities will view its relationships with physicians or policies as being in compliance with applicable regulations and laws.

Regulation Outside of the United States

Sales of medical products outside of the U.S. are subject to foreign governmental regulations that vary substantially from country to country. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval and the requirements may be different.

There are restrictions under U.S. law on the export from the U.S. of medical devices and biological product that cannot be legally distributed in the U.S. If a Class I or Class II device does not have 510(k) clearance and the manufacturer reasonably believes that the device could obtain 510(k) clearance in the U.S., then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval if (i) the device is not sold or offered for sale in the U.S., (ii) is labeled for export only and (iii) satisfies certain criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported, known as Importing Country Criteria. An unapproved Class III device can be exported if it (i) complies with the criteria discussed above for devices that could obtain 510(k) clearance, (ii) meets certain other quality and labeling requirements, and (iii) has a valid marketing authorization from one of a list of countries listed in the FD&C Act. If an unapproved Class III device does not have a valid marketing authorization from one of the listed countries, an export permit from the FDA is required in order to export it. An unapproved biological product can be exported without submitting an export request to FDA if the product has received a marketing authorization in one of a list of countries listed in the FD&C Act and it meets applicable requirements of the FD&C Act and the laws of the country to which it is exported.  An investigational biological product may also be exported under an IND if a listed investigator is in a foreign country and certain requirements specified in FDA’s regulations are met.  AxoGen currently complies with applicable regulations when exporting its products and AxoGen intends to continue such compliance in the event there are any regulatory changes regarding its products in the United States.

The primary regulatory body in Europe is the E.U. which has adopted numerous directives and promulgated voluntary standards regulating the design, manufacture and labeling of, and clinical trials and adverse event reporting for, medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the E.U. and other countries that comply with these directives. The method for assessing conformity varies depending on the type and class of the device, but normally involves an assessment by the manufacturer and a third party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries.  In the second quarter of 2014, AxoGen’s Quality System became registered to ISO 13485 for Receipt, Handling, Storage and Distribution of Medical Devices related to nerve repair.

Cook Biotech is responsible for all regulatory filings for the AxoGuard products including international registrations. AxoGen works with Cook Biotech by providing the countries for Cook to register or get approval for the AxoGuard® products. Cook Biotech prepares the product filing documentation and submits this documentation to the Ministry of Health (“MOH”) for the country. Each country or region has its own regulations and the documentation required for submission varies. It typically takes less than nine months from the initiation of the project to obtain AxoGuard® clearance in a given country or region. To date, the AxoGuard® product line was registered in May 2013 in Canada for distribution and in April 2013 the product line was awarded the CE Mark allowing distribution into the E.U. and other countries that accept the CE Mark.

Tissue products are not currently regulated under the CE Mark

Although some standards of harmonization exist, each country in which AxoGen conducts business has its own specific regulatory requirements. AxoGen procures and processes its tissue products in the U.S., and markets in the U.S., Canada, Spain, Austria, United Kingdom, Israel, Greece, Chile, Switzerland and certain other countries under compliance with the individual country regulations.  These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. AxoGen will review the regulations at the time of submission of the product dossier for regulatory review. This review involves reviewing the appropriate MOH regulations, discussion with in-country distributors and use of consultants. It typically takes less than nine months from the initiation of the product to develop a product dossier (specific for that country), submission of the documentation and MOH review of the product filing. While AxoGen believes that it is in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not negatively impact AxoGen’s operations.

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

Corporate History

On September 30, 2011, AxoGen Corporation (“AC”), a Delaware corporation, completed its business combination with LecTec Corporation (“LecTec”), a Minnesota corporation, in accordance with the terms of an Agreement and Plan of Merger, dated as of May 31, 2011, by and among LecTec, Nerve Merger Sub Corp., a subsidiary of LecTec (“Merger Sub”), and AC, which the parties amended on August 9, 2011 and September 30, 2011 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into AC, with AC continuing after the merger as the surviving corporation and a wholly owned subsidiary of LecTec (the “Merger”). Immediately following the Merger, LecTec changed its name to AxoGen, Inc. In October 2011, AxoGen Inc. moved its corporate headquarter facilities (principal executive office) from Texarkana, Texas to Alachua, Florida.

LecTec was organized in 1977 as a Minnesota corporation and went public in December 1986.  Prior to the Merger it was an intellectual property licensing and holding company. LecTec held multiple domestic and international patents based on its original hydrogel patch technology and filed patent applications on a hand sanitizer patch. LecTec also had a licensing agreement with Novartis Consumer Health, Inc.  LecTec took legal action to protect its IP and settled all of its litigation prior to the Merger and AxoGen subsequent to the Merger continued to hold LecTec IP until it expired.

Employees

At December 31, 2015, AxoGen had 113 full time employees which included 10 in administration, information technology and finance, 16 in manufacturing and quality control, 13 in research and development and regulatory and 74 in sales and marketing.  As of the date of this Form 10-K AxoGen has not had a work stoppage and no employees are represented by a labor union.  AxoGen believes its relationship with its employees is satisfactory.

Executive Officers of the Registrant

The following table lists the names and positions of the individuals who are, as of February 25, 2016, executive officers AxoGen:

Name	Title
Karen Zaderej	President, Chief Executive Officer and Director
Gregory G. Freitag, JD CPA	CFO, General Counsel, Senior Vice President of Business Development and Director
John P. Engels	Vice President
Mark Friedman, Ph.D.	Vice President of Regulatory and Quality
David Hansen	Chief Accounting Officer
Shawn McCarrey	Senior Vice President of Sales
Erick DeVinney	Vice President of Clinical and Translational Sciences
Mike Donovan	Vice President of Operations

Biographical information for each of our executive officers is included below.

Karen Zaderej, President, Chief Executive Officer and Director (Age 54)

Ms. Zaderej has served as AxoGen’s President, Chief Executive Officer and a member of our board of directors (the “Board of Directors”) since September, 2011. She has served as the Chief Executive Officer of AC, and a member of AC’s board of directors since May 2010. Ms. Zaderej joined AC  in May 2006 and served as Vice President of Marketing and Sales from May 2006 to October 2007 and as Chief Operating Officer from October 2007 to May 2010. From October 2004 to May 2006, Ms. Zaderej worked for Zaderej Medical Consulting, a consulting firm she founded, which assisted medical device companies build and execute successful commercialization plans. From 1987 to 2004, Ms. Zaderej worked at Ethicon, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, and research & development, as well as ran a manufacturing business. Ms. Zaderej is a Director

of SEBio, a non-profit supporting the life science industry in the southeastern United States.   Ms. Zaderej has a MBA from the Kellogg Graduate School of Business and a BS in Chemical Engineering from Purdue University.

AxoGen has a key-person life insurance policy for $3,000,000 insuring the life of Ms. Zaderej.

Gregory G. Freitag, JD, CPA, Chief Financial Officer, General Counsel, Senior Vice President Business Development and Director (Age 54)

Mr. Freitag, J.D., CPA, has been AxoGen’s General Counsel and a member of our Board of Directors since September 2011, has been AxoGen’s Senior Vice President Business Development since May 2014, has been AxoGen’s Chief Financial Officer since August 2015 and was AxoGen’s Chief Financial Officer from September 2011 to May 2014. He was Chief Executive Officer, Chief Financial Officer and a board member of LecTec Corporation, an IP licensing and holding company that merged with AxoGen in September 2011, from June 2010 through September 2011.  From May 2009 to the present, Mr. Freitag has been a principal of FreiMc, LLC, a healthcare and life science consulting and advisory firm he founded that provides strategic guidance and business development advisory services. Prior to founding FreiMc, LLC, Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005. Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag is also a director of the Foundation Board of HealthEast Care System, a health care system in Minnesota, and PDS Biotechnology Corporation, a private, clinical stage biopharmaceutical company developing immunotherapies for cancer and other disease areas such as infectious disease.  Mr. Freitag holds a JD from the University of Chicago and a BA Economics & Business and Law & Society from Macalester College, Minnesota.

John P. Engels, Vice President (Age 44)

Mr. Engels has served as AxoGen’s Vice President since September 2011. He is a co-founder of AC and has served as AC’s Vice President since June 2006, having provided operational and financial leadership and managing AxoGen’s strategic and product development partnerships until January, 2012 when he assumed the leadership of international sales. From 1999 to 2002, Mr. Engels worked as a consultant for the University of Florida, Saffron Hill Ventures and PA Early Stage Partners, among other companies. From 1993 to 1997, Mr. Engels was an analyst and associate at CACM, a boutique investment banking firm. Mr. Engels is currently a member of the board of directors of Oxicool, Inc., a privately-held company developing new cooling technologies. Mr. Engels holds a MBA in Management and Operations from the Wharton School of Business at the University of Pennsylvania, and a BA from the University of Chicago.

Mark Friedman, Ph.D., Vice President of Regulatory and Quality (Age 58)

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

David Hansen, Chief Accounting Officer (Age 55)

Mr. Hansen has served as Chief Accounting Officer of AxoGen since December 2015. Mr. Hansen has served as the Corporate Controller of AxoGen, Inc. since November 2011 and the Corporate Controller of AC since June 2006. Mr. Hansen was Vice President of Finance—Corporate Controller and Treasurer of Perma-Fix Environmental Services, Inc., a publicly-traded environmental services company, and held other corporate and regional accounting positions at Perma-Fix Environmental Services from 1995 to 2005. Mr. Hansen was also the Controller at Kraft Foodservice, Inc. from 1994 to 1995 and held other accounting and procurement positions at Kraft Foodservice, Inc. from 1985 to 1994. Mr. Hansen has over 20 years of experience in senior financial positions at both publicly traded and private companies. Mr. Hansen holds a BBA degree in Accounting from the University of Oklahoma.

Shawn McCarrey, Senior Vice President of Sales (Age 58)

Mr. McCarrey has served as AxoGen’s Senior Vice President of Sales since February 2013. Mr. McCarrey was Executive Vice President of North American Cardiovascular Sales at Bayer Interventional/MEDRAD Interventional from January 2009 to May 2012. Bayer HealthCare, a subgroup of Bayer AG, is one of the world’s leading, innovative companies in the healthcare and medical products industry. Bayer Interventional, now doing business as part of Bayer Medical Care’s Radiology and Interventional business, is the Interventional franchise formerly operated under Bayer’s MEDRAD brand. From 1998 to 2009, Mr. McCarrey held multiple escalating positions with Possis Medical, Inc., a company that developed, manufactured, and marketed medical devices for the cardiovascular and vascular treatment markets, and served as Director or Sales, VP of US Sales, VP of Worldwide Sales and EVP of Worldside Sales & Marketing. For more than 15 years prior to joining Possis, Mr. McCarrey served in a series of progressively responsible roles with two divisions of C.R. Bard, United States Catheter and Instrument Corporation (USCI) which specialized in the treatment of coronary disease in the cardiac catheterization laboratory and Davol, an operating room division that promoted Thoraclex and Simpulse to cardiovascular and orthopedic surgeons. Mr. McCarrey holds a BS degree in Marketing from Central Michigan University.

Erick DeVinney, Vice President of Clinical and Translational Sciences (Age 40)

Mr. DeVinney has served as AxoGen’s Vice President of Clinical and Translational Sciences since January 2014. Prior to this he was the Director of Clinical and Translational Sciences for AxoGen from April 2007 until January 2014. Erick has over 14 years of experience in the successful planning and management of clinical development.  Prior to joining AxoGen he served as Manager of Clinical Operations for Angiotech Pharmaceuticals from 2005 to 2007 and Clinical Program Lead for Pharmaceutical Research Associates International from 2001-2005.  He has been involved in the successful submission of numerous 510(k), IDE and NDA applications.  He has a BS in Chemistry from Virginia Commonwealth University.

Mike Donovan, Vice President of Operations (Age 51)

Mr. Donovan has served as Vice President of Operations since September 2015. Prior to this he was Director of Operations from January 2011 until September 2015. From 1988 to 2010, Mr. Donovan held positions at Zimmer Holdings in Manufacturing, Continuous Improvement, Quality Assurance and Sterilization including Director of Manufacturing from 2002 to 2010. Mr. Donovan has a BS in Chemical Engineering and an MBA from the University of Akron.

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

AxoGen has historically operated with negative cash flow from its operations. As of December 31, 2015, AxoGen had an accumulated deficit of approximately $103 million. If AxoGen product sales do not increase as anticipated, then it will continue to experience negative cash flows and adverse operating conditions. AxoGen’s continuing capital needs and other factors could cause the Company to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all.

AxoGen’s revenue growth depends on its ability to expand its sales force, increase sales to existing customers and develop new customers, and there can be no assurance that these efforts will result in significant increase in sales.

AxoGen is in the process of investing in its sales channels composed of a combination of its direct sales force and independent distributors to allow it to increase sales to existing customers and reach new customers. There can be no assurance that these efforts will be successful in expanding AxoGen’s product sales. AxoGen currently sells products directly through its employees and indirectly through distributor relationships. AxoGen is engaged in a major initiative to build and further expand sales and marketing capabilities. The incurrence of these expenses impacts AxoGen’s operating results, and there can be no assurance of their effectiveness. If AxoGen is unable to develop its sales force, increase sales to existing customers and attract new customers, it may not be able to grow revenue or maintain its current level of revenue generation.

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

The AxoGuard® products are only available through an exclusive distribution agreement with Cook Biotech. The agreement runs through August 27, 2022.  However, there are conditions for continuation of the agreement, including payment terms and minimum purchase requirements, that if breached could result in an earlier termination of the agreement; except that through mutual agreement the parties have not established such minimums and to date have not enforced such minimum purchase provision. Additionally, in the event that AxoGen and Cook Biotech were to fail to reach an agreement as to minimum purchase quantities, Cook Biotech could terminate the agreement if it was deemed that AxoGen had failed to generate commercially reasonable sales of AxoGuard® as measured by sales similar to a competitive product at the same stage in its commercial launch as verified by a mutually acceptable third party. Although there are products that AxoGen believes it could develop or obtain that would replace the AxoGuard® products, the loss of the ability to sell the AxoGuard® products could have a material adverse effect on AxoGen’s business until other replacement products are available.

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

AxoGen is highly dependent on its ability to recover cadaveric nerves from tissue donors for its Avance® Nerve Graft product. The availability of acceptable donors is relatively limited, and this availability is impacted by regulatory changes, general public opinion of the donation process and AxoGen’s reputation for its handling of the donation process. Media reports or other negative publicity concerning both improper methods of tissue recovery from donors and disease transmission from donated cadaver tissue (allografts) including bones and tendons may limit widespread acceptance of AxoGen’s Avance® Nerve Graft. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies. Potential patients may not be able to distinguish AxoGen products, technologies, and tissue recovery and processing procedures from others engaged in tissue recovery. In addition, unfavorable reports could make families of potential donors from whom AxoGen is required to obtain consent before processing tissue reluctant to agree to donate tissue to for-profit tissue processors. Any disruption in the supply could have negative consequences for AxoGen’s revenue, operating results and continued operations.

AxoGen is highly dependent on the continued availability of its facilities and could be harmed if the facilities are unavailable for any prolonged period of time.

Any failure in the physical infrastructure of AxoGen’s facilities, including the facility it licenses from CTS, could lead to significant costs and disruptions that could reduce its revenues and harm its business reputation and financial results. Any natural or man-made event that impacts AxoGen’s ability to utilize its facilities could have a significant impact on its operating results, reputation and ability to continue operations. This includes termination of the CTS facility service agreement which can occur after August 6, 2017 upon 18 months notice from either party. Although AxoGen believes it can find and make operational a new facility in less than six months, and did so with its move from LifeNet Health to CTS, the regulatory process for approval of facilities is time-consuming and unpredictable. AxoGen’s ability to rebuild or find acceptable service facilities takes a considerable amount of time and expense and could cause a significant disruption in service to its customers.  In this regard, processing at the CTS facility began in January 2016 and there can be no assurance that we can operate as efficiently or effectively as we have in the past.   Although AxoGen has business interruption insurance which would, in instances other than service agreement termination, cover certain costs, it may not cover all costs nor help to regain AxoGen’s standing in the market.

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

AxoGen relies on third party suppliers, some of which are currently the only source for the respective components or materials they supply to it.

Most of the raw materials used in the Avance® Process for the production of Avance® Nerve Graft are available from more than one supplier. However, one of the chemicals AxoGen uses in the manufacture of Avance® Nerve Graft is no longer provided by the original single source provider. AxoGen has inventory of such chemical which it believes provides more than one year of production. AxoGen is currently evaluating multiple avenues including a new supplier of the chemical and acceptable substitutes for the chemical. In addition, some of the test results, packaging and reagents/chemicals AxoGen uses in its manufacturing process are also obtained from single suppliers. We do not have written contracts with any of our single source suppliers, and at any time they could stop supplying our orders. FDA approval of a new supplier may be required if these materials become unavailable from AxoGen’s current suppliers. Although there may be other suppliers that have equivalent materials that would be available to AxoGen, FDA approval of any alternate suppliers if required could take several months or years to obtain, if able to be obtained at all. Any delay, interruption or cessation of production by AxoGen’s third party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay AxoGen’s ability to manufacture products. In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to AxoGen or incompatible with its manufacturing process, or any other problem with AxoGen’s materials, testing or components, would prevent or delay its ability to manufacture products. These delays may limit AxoGen’s ability to meet demand for its products and delay its clinical trial, which would have a material adverse impact on its business, results of operations and financial condition.

AxoGen relies on third parties to perform many necessary services for the commercialization of Avance® Nerve Graft, including services related to the recovery, distribution and transportation.

AxoGen relies upon third parties for certain recovery, distribution and transportation services. In accordance with product specifications, these third parties ship Avance® Nerve Graft in specially validated shipping containers at frozen temperatures. If any of the third parties that AxoGen relies upon in its recovery, distribution or transportation process fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to AxoGen, or encounter physical damage or natural disaster at their facilities, AxoGen’s ability to deliver product to meet commercial demand may be significantly impaired.

AxoGen is dependent on its relationships with distributors to generate revenue.

AxoGen derives material revenues through its relationships with distributors. If such distributor relationships were terminated for any reason, it could materially and adversely affect AxoGen’s ability to generate revenues and profits. AxoGen intends to obtain the assistance of additional distributors to continue its sales growth. It may not be able to find additional distributors who will agree to market and distribute its products on commercially reasonable terms, if at all. If AxoGen is unable to establish new distribution relationships or renew current distribution agreements on commercially acceptable terms, its operating results could suffer.

Loss of key members of management, who it needs to succeed, could adversely affect its business.

AxoGen’s future success depends on the continued efforts of the members of its senior management team. Competition for experienced management personnel in the healthcare industry is intense. If one or more of AxoGen’s senior executives or other key personnel are unable or unwilling to continue in their present positions, or if AxoGen is unable to attract and retain high quality senior executives or key personnel in the future, its business may be adversely affected.    Since the departure of its Chief Marketing Officer in June 2015 and its Chief Financial Officer in August 2015, AxoGen has been searching for their permanent replacements to assume these responsibilities. Although AxoGen believes it has been able to absorb these losses in the short term, the difficulty of finding key personnel has been realized and could negatively affect AxoGen’s long term business.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental change. The ability of hospitals to pay fees for AxoGen’s products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from governmental health administration authorities, private health coverage insurers and other organizations. Major third party payers of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement. Further, Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on AxoGen’s products.

AxoGen may be subject to future product liability litigation which could be expensive and its insurance coverage may not be adequate.

Although AxoGen is not currently subject to any product liability proceedings and it has no reserves for product liability disbursements, it may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of AxoGen products. Although AxoGen currently carries product liability insurance in an amount consistent with industry averages, its insurance coverage and any reserves it may maintain in the future for product related liabilities may not be adequate and AxoGen’s business could suffer material adverse consequences.

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

AxoGen products compete with autograft, hollow-tube conduits and commercially available wraps, as well as with alternative medical procedures. For the foreseeable future, AxoGen believes a significant number of surgeons will continue to choose to perform autograft procedures when feasible, despite the necessity of performing a second operation and its drawbacks. In addition, many members of the medical community will continue to prefer the use of hollow-tube conduits due in part to their familiarity with these products and the procedures required for their use. Also, steady improvements have been made in synthetic human tissue substitutes, which could compete with AxoGen’s products. Unlike allografts, synthetic tissue technologies are not dependent on the availability of human or animal tissue. Although AxoGen’s growth strategy contemplates the introduction of new technologies, the development of these technologies is a complex and uncertain process, requiring a high level of innovation, as well as the ability to accurately predict future technology and market trends. AxoGen may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing products in a timely and cost effective manner, if at all. Finally, there can be no assurance that in the future AxoGen’s competitors will not develop products that have superior performance or are less expensive relative to AxoGen’s products rendering AxoGen’s products obsolete or noncompetitive.  Due to its limited resources, its smaller size and its relatively early stage, AxoGen may face competitive challenges and barriers that are difficult to overcome and could negatively impact its growth.

AxoGen may be unsuccessful in commercializing its products outside the U.S.

To date, AxoGen has focused its commercialization efforts in the U.S., except for minor revenues in certain countries outside the U.S. It intends to expand sales beyond these countries outside the U.S. and will need to comply with applicable foreign regulatory requirements, including obtaining the requisite approvals to do so. Additionally, AxoGen will need to either enter into distribution agreements with third parties or develop a direct sales force in these foreign markets. If it does not obtain adequate levels of reimbursement from third party payers outside of the U.S., it may be unable to develop and grow its product sales internationally. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If AxoGen is unable to successfully commercialize its products internationally, its long term growth prospects may be limited.

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

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” AxoGen borrowed $25 million under the term loan agreement (the “Term Loan Agreement”) dated November 12, 2014, by and among us, as borrower, AC, as guarantor, the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP, as administrative and collateral agent for the lenders.  The Term Loan Agreement and the indebtedness under the Term Loan Agreement is secured by substantially all of AxoGen’s tangible and intangible assets.

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

In addition, AxoGen also entered into a ten-year Revenue Interest Agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12-month period. In the event AxoGen makes any subsequent borrowing under the Term Loan Agreement, the royalty rate increases proportionally up to a maximum of 4.80%. In addition, under the Revenue Interest Agreement, AxoGen is required to maintain certain covenants including those covenants under the Term Loan.

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

The Three Peaks Term Loan Agreement and the Three Peaks Revenue Interest Agreement each contain certain covenants and failure to comply with the terms of such indebtedness could result in a default that could have material adverse consequences for us.

The Term Loan Agreement and the Revenue Interest Agreement each contain covenants that place restrictions on AxoGen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. AxoGen’s ability to comply with these covenants may be affected by general economic and industry conditions, as well as market fluctuations and other events beyond AxoGen’s control. AxoGen does not know if it will be able to satisfy all such covenants in the future. AxoGen’s breach of the covenants could result in a default under such agreements. In the event of a default under the Term Loan Agreement, the lender could require AxoGen to repay some of its outstanding debt prior to maturity, and/or to declare all amounts borrowed by it, together with accrued interest, to be due and payable. In the event that this occurs, AxoGen may be unable to repay all such accelerated indebtedness.  Any indebtedness that it incurs under the Term Loan Agreement is secured by substantially all of its tangible and intangible assets. If AxoGen defaults under the indebtedness secured by its assets, those assets would be available to the secured creditors to satisfy AxoGen’s obligations to the secured creditors.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting and our management is required to assess and issue a report concerning it.

In our annual report for the period ended December 31, 2011, we reported a material weakness in our internal control over financial reporting which related to an instance in which the accounting for a contract was inappropriately treated as an expense as opposed to a prepaid asset. Although we believe we took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to new internal systems. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

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

AxoGen is subject to extensive regulation by foreign and domestic government entities and healthcare professionals, such as physicians, hospitals and those to whom and through whom we may market our products.  We are subject to scrutiny under various federal, state and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and anti-bribery laws such as the United States Foreign Corrupt Practices Act. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the DOJ, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

Our products are also subject to regulation by the FDA in the U.S. The FDA regulates the development, clinical testing, marketing, distribution, manufacturing, labeling, and promotion of biological products, such as that of AxoGen’s Avance® Nerve Graft product. The FDA also regulates medical devices, for example the AxoGuard® products. The FDA requires the approval of a biological product, like the Avance® Nerve Graft product, through a BLA prior to marketing. Although the Avance® Nerve Graft product has not yet been approved by FDA through a BLA, FDA is permitting the product to be distributed, subject to FDA enforcement discretion, provided that  AxoGen: (1)  transitions to compliance with section 501(a)(2)(B) of the FD&C Act, the cGMP regulations in 21 CFR Parts 210 and 211 and the applicable regulations and standards in 21 CFR Parts 600-610 prior to initiation of a phase 3 clinical trial designed to demonstrate the safety, purity, and potency of the Avance®  Nerve Graft; (2) conducts a phase 3 clinical trial to demonstrate safety, purity and potency of the Avance® Nerve Graft under an SPA; (3) continues to comply with the requirements of 21 CFR Part 1271; and (4) exercises due diligence in executing the transition plan.   See “Business — Government Regulations — U.S. Government Regulation Review.”

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

It is possible that if regulatory clearances or approvals to market a product are obtained from the FDA, the clearances or approvals may contain limitations on the indicated uses of such product and other uses may be prohibited. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Furthermore, the FDA could limit or prevent the distribution of AxoGen products and the FDA has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect AxoGen’s operations. AxoGen, and its facilities, may be inspected by the FDA from time to time to determine whether it is in compliance with various regulations relating to specifications, development, documentation, validation, testing, quality control and product labeling. A determination that AxoGen is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in certain cases, criminal sanctions.

The use, misuse or off-label use of AxoGen’s products may harm its reputation or the image of its products in the marketplace, or result in injuries that lead to product liability suits, which could be costly to AxoGen’s business or result in FDA sanctions if the company is deemed to have engaged in off-label promotion. AxoGen is seeking a biologics license through the BLA process for specific uses of Avance® Nerve Graft under specific circumstances. Its promotional materials and training methods must comply with FDA requirements and other applicable laws and regulations, including the prohibition against off-label promotion. AxoGen’s promotion of the AxoGuard® products, which are regulated as medical devices, also must comply with FDA’s requirements and must only use labeling that is consistent with the specific indication(s) for use included in the FDA substantial equivalence order that results in marketing the devices. The FDA does not restrict or regulate a physician’s use of a medical product within the practice of medicine, and AxoGen cannot prevent a physician from using its products for an off-label use. However, the FD&C Act and the FDA’s regulations restrict the kind of promotional communications that may be made about AxoGen’s products and if the FDA determines that AxoGen’s promotional or training materials constitute the unlawful promotion of an off-label use, it could request that AxoGen modify its training or promotional materials and/or subject the Company to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, civil money penalties, seizure, injunction or criminal fines and penalties. Other federal, state or foreign governmental authorities might also take action if they consider AxoGen promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, or exclusion from participation in federal health programs. In that event, AxoGen’s reputation could be damaged and the use of its products in the marketplace could be impaired.

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

The FDA considers the AxoGen’s Avance® Nerve Graft product to be a biological product, subject to BLA approval requirements. Although the Avance® Nerve Graft product has not yet been approved by FDA through a BLA, AxoGen’s Avance® Nerve Graft product is currently distributed under the controls applicable to a HCT/P pursuant to section 361 of the Public Health Service Act and 21 CFR Part 1271 of FDA’s regulations, subject to FDA’s enforcement discretion and AxoGen’s compliance with a transition plan established by the FDA.  See “Business — Government Regulations — U.S. Government Regulation Review.” AxoGen has continued to communicate with the FDA’s CBER since the acceptance of the transition plan on clinical trial design, preclinical studies,  Chemistry, Manufacturing, and Controls (“CMC”) for the Avance® Nerve Graft, and other issues related to the pending IND  Subject to the FDA’s enforcement discretion, AxoGen can commercially distribute the Avance® Nerve Graft  until the FDA makes a final determination on an Avance® Nerve Graft BLA submission, assuming AxoGen remains in compliance with the transition plan and exercises due diligence in executing the transition plan. In the event that the FDA becomes dissatisfied with AxoGen’s progress or actions with respect to the transition plan or the FDA changes its position for any reason regarding its use of enforcement discretion to permit AxoGen to distribute and sell the Avance® Nerve Graft product in accordance with the transition plan, AxoGen would no longer be able to sell the Avance® Nerve Graft product, which would have a material adverse effect on AxoGen’s operations and financial viability. In addition, if AxoGen does not meet the conditions of the transition plan, or fails to comply with applicable regulatory requirements, the FDA could impose civil penalties, including fines, product seizures, injunctions or product recalls and, in certain cases, criminal sanctions.  These consequences also would have a material adverse effect on AxoGen’s operations and financial viability.

AxoGen’s AxoGuard® products are subject to FDA and other regulatory requirements.

AxoGen’s AxoGuard® product line is regulated as a medical device under the FD&C Act and subject to premarket notification and clearance requirements under section 510(k) of the FD&C Act, 21 CFR Part 820 (Quality System Regulation) and other FDA regulations. AxoGen distributes for Cook Biotech Incorporated the AxoGuard® product line and Cook Biotech is responsible for the regulatory compliance of the AxoGuard® product line. Cook Biotech has obtained a 510(k) premarket clearance from the FDA for porcine (pig) small intestine submucosa for the repair of peripheral nerve discontinuities where gap closure can be achieved by flexion of the extremity. Cook Biotech has also obtained a 510(k) premarket clearance for the AxoGuard® Nerve Protector for the repair of peripheral nerve injuries in which there is no gap or where a gap closure is achieved by flexion of the extremity.  If AxoGen or Cook Biotech Incorporated fails to comply with applicable regulatory requirements, the FDA could deny or withdraw 510(k) clearance for the AxoGuard® products, or impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

AxoGen’s AxoTouchTM and AcroValTM products are subject to FDA and other regulatory requirements.

AxoGen’s AxoTouchTM and its to-be-launched AcroValTM product are regulated as a medical device under the FD&C Act and subject to premarket notification and clearance requirements under section 510(k) of the FD&C Act, 21 CFR Part 820 (Quality System Regulation) and other FDA regulations.  If AxoGen fails to comply with applicable regulatory requirements, the FDA could deny or withdraw 510(k) clearance for these products, or impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

Defective AxoGen product could lead to recall or other negative business conditions.

If AxoGen’s products are defective or otherwise pose safety risks, the FDA could require their recall or AxoGen may initiate a voluntary recall of its products. The FDA may require recall of a marketed medical device product, such as the AxoGuard® products, in the event that it determines the medical device presents a reasonable probability of serious adverse health consequences or death. However, most device recalls do not rise to this level of health significance and result from voluntary action. The FDA has authority to recall biological products when a batch, lot or other quantity of the product presents an imminent or substantial hazard to the public health.  However, the FDA usually initially requests, voluntary recalls of biological products, such as the Avance® Nerve Graft. If a company does not comply with an FDA request for a recall, the FDA can order one under the above-referenced circumstances or take other enforcement actions, such as product seizure. In addition, manufacturers may, on their own initiative, recall a product to remove or correct a deficiency or to remedy a violation of the FD&C Act that may pose a risk to health. A government-mandated, government-requested or voluntary recall could occur as a result of an unacceptable risk to health, reports of safety issues, failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls and other field corrections for any of AxoGen’s products would divert managerial and financial resources and have an adverse effect on its business, results of operations and financial condition. A recall could harm AxoGen’s reputation with customers and negatively affect its sales. AxoGen may initiate recalls involving some of its products in the future that it determines do not require notification of the FDA. If the FDA were to disagree with AxoGen’s determinations, it could request that it report those actions as recalls, and take regulatory or enforcement action against AxoGen or the product.

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

AxoGen’s manufacturing operations require it to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical products, which is costly and could subject AxoGen to enforcement action. See Business — Government Regulations — Education Grants, U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws — Pervasive and Continuing Regulation. Any of these actions could impair AxoGen’s ability to produce its products in a cost-effective and timely manner in order to meet customer demands. AxoGen may also be required to bear other costs or take other actions that may have an adverse impact on its future sales and its ability to generate profits. Furthermore, AxoGen’s key material suppliers, licensors and or other contractors may not continue to be in compliance with all applicable regulatory requirements, which could result in AxoGen’s failure to produce its products on a timely basis and in the required quantities, if at all.

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

AxoGen submitted an IND for the Avance® Nerve Graft in April 2013 and received FDA approval in March 2015.   The phase 3 clinical trial was initiated in the second quarter of 2015. Additionally, AxoGen was audited by the FDA at its processing facility in March 2013 and March 2015 and its Distribution Facility in October 2015.  The quality system was found to be in compliance with 21 CFR Part 1271. AxoGen is working to ensure compliance with the applicable regulations by having ongoing discussions on the transition of the quality system to 21 CFR Parts 210/211 and 600-610 regulations with the FDA and being audited by the FDA for compliance to 21 CFR Part 1271 of the regulations. Final determination of regulatory compliance will be made during FDA’s pre-license inspection as part of the BLA review. If the FDA is unable to agree with AxoGen, or AxoGen is unable to meet the standards required of it by the FDA, regarding preclinical studies, clinical studies and CMC, the approval of AxoGen’s BLA would not occur or be delayed.

AxoGen continues to work diligently with the FDA and, in this context, continues to distribute the Avance® Nerve Graft products.  The FDA will end the period of enforcement discretion upon a final determination of AxoGen’s BLA submission or if the FDA finds that AxoGen does not meet the conditions for the transition plan or is not exercising due diligence in executing the transition (e.g., not progressing toward the IND submission, study completion, or BLA submission in a timely or adequate fashion).  If final action on the BLA is negative or AxoGen is found to not meet the conditions for the transition plan or its execution, AxoGen will not be able to continue to distribute the Avance® Nerve Graft, and AxoGen’s business and financial condition will be materially adversely affected.

The results of non-clinical studies do not necessarily predict future clinical trial results and predecessor clinical trial results may not be repeated in subsequent clinical trials. Additionally, the FDA may disagree with AxoGen’s interpretation of the data from its non-clinical studies and clinical trials and may require the company to pursue additional non-clinical studies or clinical trials, or not approve AxoGen’s BLA. If AxoGen is unable to demonstrate the safety and efficacy of its product through its clinical trials, it will be unable to obtain regulatory approval to market the Avance® Nerve Graft and will not be able to continue to sell it.

AxoGen will rely on third parties to conduct its clinical trial and they may not perform as contractually required or expected.

AxoGen will rely on third parties, such as contract research organizations (“CROs”), medical institutions, clinical investigators and contract laboratories to conduct its clinical trial and certain nonclinical studies. AxoGen and its CROs are required to comply with all applicable regulations governing clinical research, including good clinical practice, or GCP. The FDA enforces these regulations through periodic inspections of trial sponsors, principal investigators, CROs and trial sites. If AxoGen or its CROs fail to comply with applicable FDA regulations, the data generated in its clinical trials may be deemed unreliable and the FDA may require AxoGen to perform additional clinical trials before approving its applications. AxoGen cannot be certain that, upon inspection, the FDA and similar foreign regulatory authorities will determine that AxoGen’s clinical trial complies or complied with clinical trial regulations, including GCP. In addition, AxoGen’s clinical trial must be conducted with product produced under applicable cGMP regulations. Failure to comply with the clinical trial regulations may require AxoGen to repeat clinical trials, which would delay the regulatory approval process. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to AxoGen’s clinical protocols or regulatory requirements or for other reasons, AxoGen’s non-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and it would not be able to obtain regulatory approval for its products on a timely basis, if at all, and its business, results of operations, financial condition and growth prospects would be adversely affected. Furthermore, AxoGen’s third party clinical trial investigators may be delayed in conducting its clinical trials for reasons outside of their control.

U.S. governmental regulation could restrict the use of AxoGen’s Avance® Nerve Graft product, restrict AxoGen’s procurement of tissue or increase costs.

In addition to the FDA requirements for biological products, the Avance® Nerve Graft will continue to be subject to various requirements for human tissue under 21 CFR Part 1271 controls. Human tissues intended for transplantation have been regulated by the FDA since 1993. In May 2005, three new comprehensive regulations went into effect that address manufacturing activities associated with HCT/P. The first regulation requires that companies that produce and distribute HCT/Ps register with the FDA. The second regulation provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third regulation governs the processing and distribution of the tissues and is often referred to as the Current Good Tissue Practices rule. The Current Good Tissue Practices rule covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. Together, the three basic requirements of 21 CFR Part 1271 are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients. These regulations increased regulatory scrutiny within the industry in which AxoGen operates and have led to increased enforcement actions, which affects the conduct of its business. Additional regulations or guidance documents may be implemented by the FDA in the future.  These changes may require new documentation requirements, process changes or testing that could increase costs and regulatory burden.  See “Business — Government Regulations.” These regulations can also increase the cost of tissue recovery activities. Additionally, the Avance® Nerve Graft is subject to certain state and local regulations, as well as compliance with the standards of the tissue bank industry’s accrediting organization, the American Association of Tissue Banks (“AATB”).

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

AxoGen has engaged, through its marketing employees, independent sales agents and sales representatives in ongoing efforts designed to educate the medical community as to the benefits of AxoGen products, and AxoGen intends to continue its educational activities. Although AxoGen believes that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of AxoGen products, payments in connection with such education efforts are not exempt from NOTA’s restrictions and AxoGen’s inability to make such payments in connection with its education efforts may prevent it from paying AxoGen sales representatives for their education efforts and could adversely affect AxoGen’s business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft nerve tissue-based material which AxoGen’s processing technologies may generate. Assuming that NOTA applies to AxoGen’s processing of allograft nerve tissue, AxoGen believes that it complies with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future, which would call into question one or more aspects of AxoGen’s method of operations.

Other regulatory entities include state agencies with statutes covering tissue banking. Regulations issued by Florida, New York, California and Maryland, among other states, will be particularly relevant to AxoGen’s business. Most states do not currently have tissue banking regulations. However, incidents of allograft related infections in the industry may stimulate the development of regulation in other states. It is possible that third parties may make allegations against AxoGen or against donor recovery groups or tissue banks about non-compliance with applicable FDA regulations or other relevant statutes or regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for AxoGen’s business and the industry in which it operates.

Healthcare policy changes may have a material adverse effect on AxoGen.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which substantially change the way healthcare is financed by both governmental and private insurers, and encourages improvements in the quality of healthcare items and services. This Act significantly impacts the biotechnology and medical device industries and could have a material adverse impact on numerous aspects of AxoGen’s business.

This Act includes, among other things, the following measures:

•

a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions, beginning in 2013, referred to as the Device Tax, which has been suspended through 2017;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research;
•

new reporting and disclosure requirements on healthcare manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, as well as reporting of certain physician ownership interests (“Sunshine Act”);

•

payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;

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

Additionally, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where AxoGen does business. AxoGen could experience an adverse impact on operating results due to increased pricing pressure in the U.S. and in other markets. Governments, hospitals and other third party payors could reduce the amount of approved reimbursement for AxoGen’s products or deny coverage altogether. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect AxoGen’s future operating results.

Risks Related to AxoGen’s Intellectual Property

Failure to protect AxoGen’s IP rights could result in costly and time consuming litigation and its loss of any potential competitive advantage.

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

AxoGen’s commercial success depends in part on its ability and the ability of its collaborators and licensors to avoid infringing patents and proprietary rights of third parties which could expose it to litigation or commercially unfavorable licensing arrangements. Third parties may accuse AxoGen or collaborators and licensors of employing their proprietary technology in AxoGen products, or in the materials or processes used to research or develop AxoGen products, without authorization. Any legal action against AxoGen collaborators, licensors or it claiming damages and/or seeking to enjoin AxoGen’s commercial activities relating to the affected products, materials and processes could, in addition to subjecting AxoGen to potential liability for damages, require it or its collaborators and licensors to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products. AxoGen cannot predict whether it or its collaborators and licensors would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all. If AxoGen were unable to obtain such a license, it and its collaborators and licensors may be unable to continue to utilize the affected materials or processes, or manufacture or market the affected products, or AxoGen may be obligated by a court to pay substantial royalties and/or other damages to the patent holder. Even if AxoGen were able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair AxoGen’s prospects for profitability. Accordingly, AxoGen cannot predict whether, or to what extent, the commercial value of the affected product or products or AxoGen’s prospects for profitability may be harmed as a result of any of the liabilities discussed above. Furthermore, infringement and other IP claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from its core business. AxoGen and its licensors may be unable to obtain and enforce IP rights to adequately protect its products and related IP.

The patent protection for our products may expire before we are able to maximize their commercial value which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our commercialized products and products in development have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, U.S. patents covering the formulations used in our AxoGuard® product line, which are held by Cook Biotech, are scheduled to expire from August 17, 2017 through November 2018. Although we expect that Cook Biotech is using best efforts to take any action possible to extend the life of these patents, there can be no assurance that any action is possible or action taken will be successful. If these patents expire while we have the right to distribute and market the AxoGuard® products, it could adversely affect our ability to successfully execute our business strategy to maximize the value of AxoGuard® products and could likely negatively impact our future financial condition and results of operations.

Others may claim an ownership interest in AxoGen IP which could expose it to litigation and have a significant adverse effect on its prospects.

A third party may claim an ownership interest in one or more of AxoGen’s patents or other IP. A third party could bring legal actions against AxoGen claiming it infringes their patents or proprietary rights, and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While AxoGen believes it owns the right, title and interest in the patents for which it or its licensors have applied and AxoGen’s other IP (including that which is licensed from third parties), and is presently unaware of any claims or assertions by third-parties with respect to AxoGen’s patents or IP, it cannot guarantee that a third party will not assert a claim or an interest in any of such patents or IP. If AxoGen becomes involved in any litigation, it could consume a substantial portion of AxoGen’s resources and cause a significant diversion of effort by AxoGen’s technical and management personnel regardless of the outcome of the litigation. If any of these actions were successful, in addition to any potential liability for damages, AxoGen could be required to obtain a license to continue to manufacture or market the affected product, in which case AxoGen may be required to pay substantial royalties or grant cross-licenses to AxoGen’s patents. AxoGen cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, AxoGen could be prevented from commercializing a product or be forced to cease some aspect of its business operations as a result of claims of patent infringement or violation of other IP rights, which could have a material and adverse effect on AxoGen’s business, financial condition, and results of operations. Further, the outcome of IP litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in IP cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

AxoGen depends on maintenance of exclusive licenses.

AxoGen depends fundamentally on keeping and satisfying the terms of exclusive licenses of its nerve repair technologies from UFRF and UT where the original technologies are purported to be invented. Though AxoGen makes an effort to follow these agreements strictly, a disagreement between AxoGen and either party could have a  negative impact on its ability to operate its business effectively. In addition, AxoGen could learn that the technologies it has licensed from UFRF and UT do not perform as purported, are not efficacious, or are not the property of UFRF or UT, or some similar problem with the license, any of which would have an immediate and negative impact on AxoGen’s business.

Risk Related to Our Common Stock

The price of AxoGen’s common stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

Our common stock is listed on the NASDAQ Capital Market under the symbol “AXGN.”  The trading price of our common stock has experienced substantial volatility and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

•	limited daily trading volume resulting in the lack of a liquid market;
•	fluctuations in price and volume due to investor speculation and other factors that may not be tied to the financial performance of AxoGen;
•	performance by AxoGen in the execution of its business plan;
•	financial viability;
•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors;
•	market conditions in our industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	introduction of new products by us or our competitors;
•	sales of our common stock or other securities in the open market;
•	regulatory developments in both the United States and foreign countries;
•	performance of products sold and advertised by licensees in the marketplace;
•	economic and other external factors;
•	period-to-period fluctuations in financial results; and
•	other events or factors, many of which are beyond our control.

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

The continued operation and expansion of our business will require substantial funding. In addition, the Term Loan Agreement places certain restrictions on our ability to pay dividends. Accordingly, we do not anticipate that we will pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares of common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Anti-takeover provisions in Minnesota law may deter acquisition bids for us that you might consider favorable.

We are governed by the provisions of Sections 302A.671, 302A.673 and 302A.675 of the Minnesota Business Corporation Act (the “MBCA”). These provisions may discourage a negotiated acquisition or unsolicited takeover of us and deprive our shareholders of an opportunity to sell their common stock at a premium over the market price.

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

In general, Section 302A.673 of the MBCA prohibits a public Minnesota corporation from engaging in a business combination with an interested shareholder for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. The term “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested shareholder. An “interested shareholder” is a person who is the beneficial owner, directly or indirectly, of 10% or more of a corporation’s voting stock or who is an affiliate or associate of the corporation, and who, at any time within four years before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the corporation’s voting stock. Section 302A.673 does not apply if a committee of our Board of Directors consisting of all of its disinterested directors (excluding current and former officers) approves the proposed transaction or the interested shareholder’s acquisition of shares before the interested shareholder becomes an interested shareholder.

If a tender offer is made for our common stock, Section 302A.675 of the MBCA precludes the offeror from acquiring additional shares of stock (including in acquisitions pursuant to mergers, consolidations or statutory share exchanges) within two years following the completion of the tender offer, unless shareholders selling their shares in the later acquisition are given the opportunity to sell their shares on terms that are substantially the same as those contained in the earlier tender offer. Section 302A.675 does not apply if a committee of our Board of Directors consisting of all of its disinterested directors (excluding its current and former officers) approves the proposed acquisition before any shares are acquired pursuant to the earlier tender offer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

On November 12, 2013, AC, a wholly owned subsidiary of AxoGen, entered into the Third Amendment to Lease with SNH Medical Office Properties Trust (“SNH”). SNH was the landlord of AxoGen’s corporate headquarters leased facility in Alachua, Florida and AxoGen and SNH agreed to the amendment by which AxoGen relocated and expanded its corporate headquarters to a new space owned by SNH within the same office park. The lease amendment provides for 11,761 square feet of office space until October 31, 2018, renewable thereafter by agreement of the parties, subject to AxoGen’s right to earlier termination after three years from the effective date of the lease. AxoGen’s annual cost of such property ranges from approximately $194,000 to $214,000 per year.

AxoGen also leases 963 square feet of laboratory space in University of Florida’s Sid Martin Biotechnology Incubator in Alachua, Florida on a month to month basis.

On October 25, 2013, AxoGen entered into a Commercial Lease with Ja-Cole L.P. (“Ja-Cole”). Under the terms of the Commercial Lease AxoGen occupied 5,400 square feet of warehouse/office space in Burleson, Texas until November 30, 2016 at an annual cost of $43,200. On April 21, 2015, AxoGen entered into a new commercial lease, as amended by Addendum on such date, with Ja-Cole. The new lease superseded and replaced the original lease with Ja-Cole. Under the terms of the new lease, AxoGen leased an additional 2,100 square feet of warehouse space that was combined with its 5,400 square feet of warehouse/office space in Burleson, Texas.   The new lease is for a three-year term expiring April 21, 2018, renewable thereafter by agreement of the parties, at an annual cost of $66,000 per year.  The expanded Burleson facility houses raw material storage and product distribution and allow expansion space as required for AxoGen operations.

The Distribution Facility allows AxoGen to fulfill same day orders for both the east and west coasts of the United States.

On August 6, 2015, we entered into a License and Services Agreement with CTS which provides for the use of certain clean rooms, office space and warehouse space located in Dayton, Ohio. The CTS agreement is for a five year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, in either event upon 18 months notice. Under the CTS agreement AxoGen pays CTS a facility fee for the clean room/manufacturing, storage and office space.  CTS also provides services in support of AxoGen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.

In addition, AxoGen leases space and maintains records at certain facilities, which includes the Company’s prior corporate headquarters at 1407 South Kings Highway, Texarkana, Texas 75501.

The Company’s aggregate cost of such properties is approximately $351,000 per year.  The Company expects to expand its corporate headquarter space in Alachua, Florida in March 2016 and with this expansion AxoGen believes that its facilities will be sufficient to operate its business for the next 12 months and that current lease obligations will not change materially except for the lease to be entered into for such expansion.

ITEM 3.  LEGAL PROCEEDINGS

AxoGen does not have any active or pending material legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AxoGen’s common stock is traded on the NASDAQ Capital Market under the symbol “AXGN.”  On February 25, 2016, the last reported closing sale price of the Company common stock on the NASDAQ Capital Market was $5.26 per share.

The following table sets forth, for each of the calendar periods indicated, the range of the high and low closing sales price of the Company’s common stock on the NASDAQ Capital Market.

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	High	Low	High	Low

First Quarter	$4.10	$3.13	$4.86	$2.87

Second Quarter	$3.57	$3.02	$3.08	$2.32

Third Quarter	$5.60	$3.16	$2.74	$2.15

Fourth Quarter	$5.64	$4.04	$3.85	$2.40

Dividend Policy

AxoGen currently intends to retain earnings, if any, to finance the growth and development of its business, and does not expect to pay any cash dividends to its shareholders in the foreseeable future.  In addition, the Term Loan Agreement and the Revenue Interest Agreement place certain restrictions on AxoGen’s ability to pay dividends.  AxoGen did not declare any cash dividends on its common stock in 2014 and 2015.

Shareholders

As of February 25, 2016, the Company had 29,984,591 shares of common stock outstanding, and approximately 290 common shareholders of record, based upon information received from our stock transfer agent.  However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.  The Company estimates that there are more than 1,000 individual owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities in 2015.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2015 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” contained in Item 6 of this Form 10-K, our consolidated financial statements and the notes thereto contained in Item 8 of this Form 10-K, the “Cautionary Notice Regarding Forward-Looking Statements” contained in Part 1 of this Form 10-K, “Risk Factors” contained in Item 1A of this Form 10-K, and the other information appearing elsewhere in, or incorporated by reference into, in this Form 10-K.

Overview

We are a leading medical technology company dedicated to peripheral nerve repair. We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes (i) Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, (ii) AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and (iii) AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and expect to launch in March 2016 the AcroVal™ Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients. The introduction of our evaluation and measurement products further reflects our commitment to bring best practices to the treatment of peripheral nerve conditions.

Revenue from the distribution of AxoGen’s nerve repair products, the Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector, in the United States is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in 2015 compared to 2014 primarily as a result of increased product usage by existing accounts, which is consistent with its sales plan as AxoGen believes that most of its current accounts are lightly penetrated and to a lesser extent as a result of new clients which usually have low sales volumes prior to them being considered existing accounts. AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term. In the near term revenue growth lags behind the expense increases for market development such as hiring and training of new sales representatives and surgeon education programs.

Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of expenses during the period reported. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations:

Accounts Receivable and Concentration of Credit Risk — Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts which reflects management’s best estimate of the amounts that are uncollectable. In establishing the required allowance, management considers customers’ financial condition, credit history and current economic conditions. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. Our internal financial operations have primary responsibility for billing and collecting our accounts receivable and utilize various processes and procedures in our collection efforts including monthly statements, written collection notices and telephonic follow-ups. In the event the current conditions as to doubtful accounts negatively change, management will consider increasing the reserve for doubtful accounts. Management judgment as to identifying negative trends is important in its assumption of exposure to uncollectable receivables requiring a reserve and if revenues expand as expected accounts receivable will rise, potentially causing management to reevaluate its underlying assumptions.

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

The Term Loan Agreement and Revenue Interest Agreement are used in calculating the effective interest rate.  AxoGen records interest using its best estimate of the effective interest rate.  This estimate takes into account both the rate on the Term Loan Agreement and the rate associated with the ten-year Revenue Interest Agreement with Three Peaks.  The effective interest rate is based on actual payments to date, projected future revenues and the projected royalty payments and the quarterly interest payments due on the Term Loan Agreement.  From time to time, AxoGen will reevaluate the expected cash flows and may adjust the effective interest rate.  Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams.  Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

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

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

Revenues for the year ended December 31, 2015 increased 62.5% to approximately $27,331,000 as compared to approximately $16,817,000 for the year ended December 31, 2014. This increase was primarily a result of our strategy of focusing on growing product usage in our existing accounts and to a lesser extent the establishment of new accounts.

With regards to new accounts, each new customer in a defined period has the potential to become an established customer with repeat orders and increased account penetration. As such, revenue growth primarily occurs from increased purchasing from established customers, while revenue from new customers is usually small as they ramp up purchasing and become existing customers.  Each new period of measurement is thus benefited from growth in existing customer accounts which include those that were new customers in the prior measurement period. In addition, the Company received grant revenue of approximately $433,000 in the year ended December 31, 2015, as compared to grant revenue of approximately $314,000 in the year ended December 31, 2014

Gross Profit

Gross profit for the year ended December 31, 2015 increased 68.1% to approximately $22,483,000 as compared to approximately $13,375,000 for the year ended December 31, 2014.  This increase is primarily attributable to the increased revenues in 2015, manufacturing efficiencies, a favorable product mix and a product price increase instituted in March 2015.  As a result, gross profit margin also improved to 82.3% in 2015 as compared to 79.5% for 2014.

Costs and Expenses

Total cost and expenses increased 37.0% to approximately $31,749,000 for the year ended December 31, 2015 as compared to approximately $23,176,000 for the year ended December 31, 2014.  These increases were primarily due to increasing sales activity, expanded surgeon education programs, increases in compensation and increased general expenses associated with greater corporate size.  As a percentage of revenue, total cost and expenses decreased 21.6% from 2014 to 2015.

Sales and marketing expenses increased 52.3% to approximately $20,089,000 for the year ended December 31, 2015 as compared to approximately $13,194,000 for the year ended December 31, 2014. This increase was primarily due to: (a) increased compensation expenses related to AxoGen’s direct sales force as a result of increased sales and hiring of additional personnel; (b) increased commissions to independent distributors as a result of increased sales; (c) expansion of the Company’s surgeon education program; and (d) increased marketing activity.   As a percentage of revenues, sales and marketing expenses were 73.5% for the year ended December 31, 2015 compared to 78.5% for the year ended December 31, 2014. The decrease in sales and marketing expenses as a percentage of revenue was a result of the revenues outpacing expenses, primarily due to the fact that the direct sales force personnel and independent distributors are gaining penetration into existing and new accounts as the professional education and other marketing events, along with maturing of the sales force, are contributing to increases in revenues.

General and administrative expenses increased 21.2% to approximately $8,423,000 for the year ended December 31, 2015 as compared to approximately $6,949,000 for the year ended December 31, 2014. As a percentage of revenues, general and administrative expenses were 30.8% for the year ended December 31, 2015 compared to 41.3% for the year ended December 31, 2014. The increase in aggregate dollars spent were a result of increased compensation including non-cash stock option compensation of approximately $360,000, increased legal and other professional fees and greater general expenses related to a larger organization and bank credit card fees related to greater sales volume.

Research and development expenses increased 6.7% to approximately $3,237,000 in the year ended December 31, 2015 as compared to approximately $3,033,000 for the year ended December 31, 2014.  Research and development costs include AxoGen’s product development and clinical efforts substantially focused on its BLA for the Avance® Nerve Graft. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for 2015 relate to expenditures for such clinical activity, including preparation for, and the start of, the pivotal clinical trial to support the BLA, and hiring additional personal to support both clinical and product development activity, offset by reduced costs of the Company’s RANGER® Registry and certain projects that have been completed or are near completion. It is expected that costs associated with the BLA will continue to increase as more patients are enrolled in the trial over approximately the next two years.  Although AxoGen’s products are developed for sale in their current use, it does conduct research and product development efforts focused on new products and new applications to existing products.  AxoGen is active in pursuing research grants to support this research.  This AxoGen product pipeline development also contributed to a portion of the research and development expenses in 2015, with grant revenue offsetting a portion of this activity. As a percentage of revenues, research and development expenses declined from 18.0% in 2014 to 11.8% in 2015.

Other Income and Expenses

Interest expense decreased 41.4% to approximately $3,989,000 in 2015 as compared to approximately $6,812,000 for the year ended December 31, 2014. This decrease was due to the difference in the interest related to the Revenue Interest Agreement with Three Peaks as compared to the interest related to the Royalty Contract and the interest accrued related to PDL.  As a result of the accounting treatment for the Three Peaks and the PDL transactions, interest expense included approximately $462,000 and $88,000 of non-cash expense for the year ended December 31, 2015 and 2014, respectively, that is expected to be paid in the future based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. Other than the $462,000 and $88,000 non-cash expenses, the remaining $3,527,000 and $6,724,000 in interest expense for the years 2015 and 2014, respectively, is related to cash paid for interest on the Term Loan Agreement and note payable.

Interest expense— deferred financing costs decreased to approximately $128,000 for 2015 as compared to approximately $1,101,000 in 2014. This decrease is primarily due to the write off of the remaining PDL financing costs of approximately $901,000 in 2014 as the result of the extinguishment of that debt facility.

Income Taxes

AxoGen had no income tax expenses or income tax benefit for 2015 or 2014 due to incurrence of net operating loss for the year.  AxoGen does not believe there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on AxoGen’s operations or cash flows in 2014 or 2015.

Liquidity and Capital Resources

Note Payable

On October 5, 2012, AxoGen entered into a Revenue Interests Purchase Agreement (the “Royalty Contract”) with PDL BioPharma, Inc. (“PDL”), pursuant to which the Company sold to PDL the right to receive royalties equal to 9.95% of the Company’s Net Revenues (as defined in the Royalty Contract) generated by the sale, distribution or other use of AxoGen’s products Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector.  The Royalty Contract had a term of eight years. Under the Royalty Contract, PDL received royalty payments based on a royalty rate of 9.95% of the Company’s Net Revenues, subject to certain agreed upon minimum payment requirements, which were anticipated to be approximately $1.3 million to $2.5 million per quarter to begin in the fourth quarter of 2014 through the third quarter of 2020 as provided in the Royalty Contract. The Company recorded interest using its best estimate of the effective interest rate accruing interest using the specified internal rate of return of the put option of 20%.  The total consideration PDL paid to the Company was $20,800,000 (the “Funded Amount”), which included $19,050,000 PDL paid to the Company on October 5, 2012 and $1,750,000 PDL paid to the Company on August 14, 2012 pursuant to an Interim Revenue Interest Purchase Agreement between the Company and PDL, dated August 14, 2012 (the “Interim Royalty Contract”). Upon the closing of PDL’s purchase of the specified royalties described above, which was concurrent with the execution of the Royalty Contract, the Interim Royalty Contract was terminated. On November 12, 2014, the Company paid PDL $30.3 million to fully extinguish the Royalty Contract.  The Company has no further obligations under the Royalty Contract.

On November 12, 2014, the Company sold 643,382 shares of its common stock for a total of $1.75 million to PDL (“PDL Equity Sale”) at a price of $2.72 per share pursuant to a securities purchase agreement by and between the Company and PDL.  The Company intends to use the proceeds from the PDL Equity Sale for general corporate purposes.

Term Loan Agreement and Revenue Interest Agreement

On the Signing Date, AxoGen, as borrower, and AC, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with the lenders party thereto and Three Peaks, an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP (“Oberland”), as administrative and collateral agent for the lenders. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen a term loan of $25 million (the “Initial Term Loan”) which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 (“the Initial Closing Date”) resulted in a 10% rate. Under certain conditions, AxoGen has the option to draw an additional $7 million (“Subsequent Borrowing” and, together with the Initial Term Loan, the “Term Loan”) during the period of April 1, 2016 through June 29, 2016 (the closing date of each such Subsequent Borrowing, a “Subsequent Closing Date” and, together with the Initial Closing Date, the “Closing Dates”) under similar terms and conditions. AxoGen has to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks has a first perfected security interest in the assets of AxoGen.

In addition, AxoGen entered into a ten year Revenue Interest Agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%. AxoGen has to maintain certain covenants including those covenants under the Term Loan.

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

Also in connection with the above transaction, the Company sold 1,375,969 shares of its common stock to Three Peaks for a total of $3.55 million at a price of $2.58 per share.  Pursuant to the equity purchase provisions in the Term Loan Agreement, in the event that prior to November 12, 2016 we sell our securities at a lower price per share than the $2.58 per share paid by Three Peaks, or where the terms of such subsequent sale are otherwise more favorable, then in such case we have agreed to match the more favorable terms of such subsequent sale with respect to the shares purchased by Three Peaks. A subsequent sale does not include the issuance of securities or options to our employees, officers, directors or consultants pursuant to our approved employee option pool or any other employee stock purchase or option plan existing as of November 12, 2014.

As a result of the accounting treatment for the Three Peaks transaction, interest expense for the year ended December 31, 2015 included approximately $462,000 of non-cash expense that is expected to be paid in the future based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. The $462,000 of non-cash expense was derived from taking the imputed interest on the Revenue Interest Agreement less the actual cash payment made to Three Peaks for the year.  Other than the $462,000 non-cash expense, the remaining $3,527,000 in interest expense for the year ended December 31, 2015 is related to cash paid for interest on the Term Loan with Three Peaks.

The Company records interest using its best estimate of the effective interest rate.  This estimate takes into account both the rate on the Term Loan Agreement and the rate associated with the ten year Revenue Interest Agreement with Three Peaks.  The effective interest rate is based on actual payments to date, projected future revenues and the projected royalty payments and the quarterly interest payments due on the Term Loan Agreement.  From time to time, AxoGen will reevaluate the expected cash flows and may adjust the effective interest rate.  Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams.  Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

The Company had no material commitments for capital expenditures at December 31, 2015 or 2014.  However, it is anticipated that the Company will have approximately $273,000 of capital expenditures in the first quarter of 2016 for the placement of equipment and build-out at CTS.

Public Offering of Common Stock

On February 5, 2015, AxoGen entered into an underwriting agreement with Wedbush Securities Inc., as underwriter (the “Underwriter”), in connection with the offering, issuance and sale of 4,728,000 shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $2.75 per share (the “February 2015 Offering”).  The Company also granted to the Underwriter a 30-day option to purchase up to an aggregate of 709,200 additional shares of common stock to cover over-allotments, if any.

As of February 13, 2015, the February 2015 Offering was completed with the sale of 5,437,200 shares of common stock, which included the full exercise of the over-allotment option, at $2.75 per share, resulting in gross proceeds to AxoGen from the February 2015 Offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. The shares of common stock were listed on the NASDAQ Capital Market.  The February 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the February 2015 Offering, dated February 5, 2015.

On August 26, 2015, the Company entered into the Purchase Agreement with Essex Woodlands Fund IX, L.P. for the purchase of 4,861,111 shares of common stock at a public offering price of $3.60 per share, raising approximately $17.5 million in gross proceeds (the “August 2015 Offering”).  The expenses directly related to the August 2015 Offering were approximately $300,000 and were all paid as of December 31, 2015 by the Company.  Such expenses include the Company’s legal and accounting fees, printing expenses, transfer agent fees and miscellaneous fees and costs related to the August 2015 Offering.  Proceeds from the August 2015 Offering will be used for sales and marketing and general working capital purposes. The Company has provided certain demand and “piggy-back” registration rights in connection with this sale of common stock. The August 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014 and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the August 2015 Offering, dated August 26, 2015.

Cash Flow Information

AxoGen had working capital of approximately $31.34 million and a current ratio of 9.45 at December 31, 2015, compared to working capital of $11.97 million and a current ratio of 5.89 at December 31, 2014. The increase in working capital and the current ratio at December 31, 2015 as compared to December 31, 2015 was primarily due to the proceeds from the February 2015 Offering and the August 2015 Offering.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

AxoGen’s future capital requirements depend on a number of factors including, without limitation, revenue increases consistent with its business plan, and pursuant to AxoGen’s licensing agreements in connection with Avance® Nerve Graft, cost of products and acquisition and/or development of new products. AxoGen could face increasing capital needs. Such capital needs could be substantial depending on the extent to which AxoGen is unable to increase revenue.

If AxoGen needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain action, such as slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

During the year ended December 31, 2015, the Company had a net increase in cash and cash equivalents of approximately $17,694,000 as compared to a net decrease of cash and cash equivalents of approximately $11,854,000 in the year ended December 31, 2014. The Company’s principal sources and uses of funds are explained below.

Net Cash used in operating activities

AxoGen used approximately $13,052,000 of cash for operating activities in 2015, as compared to using approximately $10,451,000 of cash for operating activities in 2014.

This increase in cash used in operating activities is primarily attributed to the net loss generated in 2015, an increase in accounts receivable and inventory offset by an increase in stock based compensation along with an increase in accounts payable.

Net Cash used in investing activities

Investing activities for 2015 used approximately $556,000 of cash as compared to 2014 which used approximately $594,000. This decrease in use is principally attributable to less purchases of certain fixed assets for the headquarters office and the worldwide Distribution Facility in Burleson, Texas when compared to prior year.

Net Cash provided (used) by financing activities

Financing activities in 2015 provided approximately $31,301,000 of cash as compared to using approximately $809,000 of cash in 2014. The increase was due to proceeds received from the February 2015 Offering and August 2015 Offering.

The cash use increased in 2014 as a result of the $1,750,000 of cash used as part of the final payment to fully repay the Royalty Contract with PDL.  In addition, in the PDL Equity Sale, we sold an aggregate offering price of $1.75 million of registered common stock to PDL in November 2014 and we used the proceeds for general corporate purposes.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance became effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued guidance, which completely eliminates all references to and guidance concerning the concept of an extraordinary item from GAAP. The updated guidance became effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in these ASUs may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and are effective for interim and annual reporting periods beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the method of adoption and the impact of the provisions of the ASU.

In January 2016, the FASB, issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us for the year ended December 31, 2018, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

AxoGen, Inc.

We have audited the accompanying consolidated balance sheets of AxoGen, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AxoGen, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LURIE, LLP

Minneapolis, Minnesota
February 29, 2016

AXOGEN, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$25,909,500	$8,215,791
Accounts receivable, net of allowance for doubtful accounts of approximately $192,000 and $94,000 respectively	4,782,989	2,872,308
Inventory	3,933,960	3,213,620
Prepaid expenses and other	424,925	109,369
Total current assets	35,051,374	14,411,088
Property and equipment, net	970,870	619,028
Intangible assets	678,082	577,174
Deferred financing costs	845,727	793,499
	$37,546,053	$16,400,789
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,695,127	$2,431,194
Current deferred revenue	14,118	14,118
Total current liabilities	3,709,245	2,445,312

Note Payable - Revenue Interest Purchase Agreement	25,547,420	25,085,777
Long Term Deferred Revenue	93,797	115,380
Total liabilities	29,350,462	27,646,469
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 29,984,591 and 19,488,814 shares issued and outstanding	299,846	194,888

Additional paid-in capital	111,368,424	78,675,686
Accumulated deficit	(103,472,679)	(90,116,254)
Total shareholders’ equity (deficit)	8,195,591	(11,245,680)
	$37,546,053	$16,400,789

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2015 and 2014

	2015	2014
Revenues	$27,331,092	$16,817,403
Cost of goods sold	4,848,396	3,442,183
Gross profit	22,482,696	13,375,220
Costs and expenses:
Sales and marketing	20,089,369	13,193,795
Research and development	3,237,171	3,033,325
General and administrative	8,422,866	6,948,890
Total costs and expenses	31,749,406	23,176,010
Loss from operations	(9,266,710)	(9,800,790)
Other income (expense):
Interest expense	(3,988,619)	(6,812,315)
Interest expense — deferred financing costs	(127,912)	(1,100,520)
Other income (expense)	26,816	3,149
Total other income (expense)	(4,089,715)	(7,909,686)
Net Loss	(13,356,425)	(17,710,476)
Weighted Average Common Shares outstanding — basic and diluted	26,075,670	17,721,742
Loss Per Common share — basic and diluted	$(0.51)	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, December 31, 2013	17,339,561	$173,395	$72,369,016	$(72,405,778)	$136,633

Stock-based compensation	—	—	956,449	—	956,449
Exercise of stock options	117,402	1,174	134,666	—	135,840
Issuance of common shares	2,031,851	20,319	5,215,555	—	5,235,874
Net loss	—	—	—	(17,710,476)	(17,710,476)

Balance, December 31, 2014	19,488,814	194,888	78,675,686	(90,116,254)	(11,245,680)

Stock-based compensation	—	—	1,316,509	—	1,316,509
Exercise of stock options	197,466	1,975	510,826	—	512,801
Issuance of common shares	10,298,311	102,983	30,865,403	—	30,968,386
Net loss	—	—	—	(13,356,425)	(13,356,425)

Balance, December 31, 2015	29,984,591	299,846	111,368,424	(103,472,679)	8,195,591

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(13,356,425)	$(17,710,476)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	203,140	153,670
Amortization of intangible assets	45,828	45,224
Amortization of deferred financing costs	127,913	199,328
Write off of deferred financing costs	--	901,192
Provision for bad debt	125,371	35,478
Stock-based compensation	1,316,509	956,449
Stock grant for service	--	60,125
Interest added to note payable	461,643	5,022,082
Change in assets and liabilities:
Accounts receivable	(2,036,052)	(1,014,087)
Inventory	(720,340)	184,818
Prepaid expenses and other	(315,556)	187,350
Accounts payable and accrued expenses	1,117,733	498,290
Deferred revenue	(21,583)	29,498

Net cash used for operating activities	(13,051,819)	(10,451,059)

Cash flows from investing activities:
Purchase of property and equipment	(408,782)	(542,045)
Acquisition of intangible assets	(146,736)	(52,002)

Net cash used for investing activities	(555,518)	(594,047)

Cash flows from financing activities:
Proceeds from issuance of common stock	30,968,386	1,625,748
Repayments of long-term debt	--	(1,750,000)
Debt issuance costs	(180,139)	(820,441)
Proceeds from exercise of stock options	512,799	135,840

Net cash provided by (used in) financing activities	31,301,046	(808,853)

Net increase (decrease) in cash and cash equivalents	17,693,709	(11,853,959)
Cash and cash equivalents, beginning of year	8,215,791	20,069,750

Cash and cash equivalents, end of period	$25,909,500	$8,215,791

Supplemental disclosures of cash flow activity:
Cash paid for interest	$3,525,978	$3,912,463
Supplemental disclosure of non-cash investing and financing activities:
Payments of fixed assets in accounts payable	$168,775	$22,575
Payments of long term debt with proceeds from note payable of $25,000,000 and issuance of shares of $3,550,000	--	28,550,000

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.Basis of Presentation

The accompanying consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of December 31, 2015 and December 31, 2014 and for the years then ended. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.Organization and Business

We are a leading medical technology company dedicated to peripheral nerve repair.  We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and expect to launch in March of 2016 the AcroVal™ Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients. The introduction of our evaluation and measurement products further reflects our commitment to bring best practices to the treatment of peripheral nerve conditions.

3.Summary of Significant Accounting Policies

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $192,000 and $94,000 at December 31, 2015 and 2014, respectively.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures.

Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, AxoTouchTM Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	December 31,
	2015	2014

Finished goods	$2,732,823	$2,072,235
Work in process	237,108	331,891
Raw materials	964,029	809,494
	$3,933,960	$3,213,620

Inventories are net of reserve of approximately $711,000 and $404,000 at December 31, 2015 and 2014, respectively.

Property and Equipment

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment	2	-	5	years
Leasehold improvements	5			years (or lease term if less)
Processing equipment	5	-	7	years

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

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For the years ended December 31, 2015 and 2014, the Company did not record any impairment loss.

Deferred Financing Costs

The Company capitalizes all third party costs incurred, including equity-based payments, associated with the issuance of long-term debt. The costs are amortized to interest expense over the term of the debt using the effective interest method.

Effective lnterest Rate on Note Payable and Term Loan Agreement

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

The Three Peaks Capital Term Loan Agreement and Revenue Interest Agreement is used in calculating the effective interest rate. AxoGen records interest using its best estimate of the effective interest rate. This estimate takes into account both the rate on the Term Loan Agreement and the rate associated with the ten year Revenue Interest Agreement with Three Peaks. The effective interest rate is based on actual payments to date, projected future revenues and the projected royalty payments and the quarterly interest payments due on the Term Loan Agreement. From time to time, AxoGen will reevaluate the expected cash flows and may adjust the effective interest rate. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams. Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

Advertising

Advertising costs are expensed as incurred. Advertising costs were $31,000 and $8,000 for the years ended December 31, 2015 and 2014, respectively, and are included in sales and marketing expense on the accompanying consolidated statements of operations.

Research and Development Costs

Research and Development costs are expensed as incurred and were approximately $3,237,000 and $3,033,000 for the years ended December 31, 2015 and 2014, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2012 through 2015; there currently are no examinations in process.

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

Stock-Based Compensation

Stock-based compensation cost related to stock options granted under the AC 2002 Stock Option Plan and AxoGen 2010 Stock Incentive Plan (see Note 9) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the merger, and based on the Company’s common stock for periods subsequent to the merger. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the year ended December 31:

Year ended December 31,	2015	2014

Expected term (in years)	4	4
Expected volatility	69.08%	78.31%
Risk free rate	1.40%	1.26%
Expected dividends	—%	—%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the years ended December 31, 2015 and 2014 as they were deemed insignificant.

Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share of common stock (EPS) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

There were no dilutive instruments as of December 31, 2015 and 2014.  The basic and diluted weighted average shares outstanding were 26,075,670 and 17,721,742 for the years ended December 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance became effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in these ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and are effective for interim and annual reporting periods beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the method of adoption and the impact of the provisions of the ASU.

January 2016, the FASB, issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us for the year ended December 31, 2018, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2015	2014

Furniture and equipment	$1,186,815	$873,824
Leasehold improvements	346,642	285,697
Processing equipment	1,375,759	1,194,712
Less: accumulated depreciation and amortization	(1,938,346)	(1,735,205)

Property and equipment	$970,870	$619,028

5.Intangible Assets

The Company’s intangible assets consist of the following:

	December 31,	December 31,
	2015	2014

License agreements	$897,594	$850,859
Patents	179,997	79,996
Less: accumulated amortization	(399,509)	(353,681)
Intangible assets, net	$678,082	$577,174

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of December 31, 2015, the patents were fully amortized, the remaining patents of $179,997 are pending patent costs and are not amortizable. Amortization expense for 2015 and 2014 was approximately $46,000 and $45,000, respectively. As of December 31, 2015, future amortization of license agreements is expected to be $64,000 for 2016 through 2020.

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

Royalty fees were approximately $526,000 and $329,000 during 2015 and 2014 and are included in sales and marketing expense on the accompanying consolidated statements of operations.

6.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31,	December 31,
	2015	2014
Accounts payable	$2,090,874	$1,160,859
Miscellaneous accruals	15,183	105,315
Accrued compensation	1,589,070	1,165,020
Accounts Payable and Accrued Expenses	$3,695,127	$2,431,194

7.Note Payable and Term Loan Agreement

Note payable and Term Loan Agreement consists of the following:

	December 31,	December 31,
	2015	2014

Term Loan and Revenue Interest Agreement with Three Peaks Capital S.a.r.l. (“Three Peaks”) for a total term loan amount of $25,000,000 which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of December 31, 2015 and December 31, 2014 resulted in a 10% rate. The Revenue Interest Agreement is for a period of ten years. Royalty payments are based on a royalty rate of 3.75% of revenues up to a maximum of $30 million in revenues in any 12 month period.

	$25,547,420	$25,085,777
Long-term portion	$25,547,420	$25,085,777

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

As a result of the accounting treatment for the Three Peaks transaction, interest expense included approximately $462,000 and $86,000 of non cash expense for the years ended December 31, 2015 and 2014, respectively, that is expected to be paid in the future based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. These interest amounts are derived from taking the inputed interest for 2015 and 2014 on the Three Peaks agreement less the actual cash payments made to Three Peaks each year.  Other than the $462,000 and $86,000 non-cash expense, the remaining $3,526,000 and $6,724,000 in interest expense for the years 2015 and 2014, respectively, is related to cash paid for interest on the Term Loan Agreement and note payable.

On November 12, 2014, the Company sold 643,382 shares of common stock for a total of $1.75 million to PDL (“PDL Equity Sale”) at a price of $2.72 per share pursuant to a Securities Purchase Agreement by and between the Company and PDL. The Company intends to use the proceeds from the PDL Equity Sale for general corporate purposes.

Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014 (the “Signing Date”), AxoGen, as borrower, and AC, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP (“Oberland”), as administrative and collateral agent for the lenders. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen a term loan of $25 million (the “Initial Term Loan”) which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 (“the Initial Closing Date”) resulted in a 10% rate. Under certain conditions, AxoGen has the option to draw an additional $7 million (“Subsequent Borrowing” and, together with the Initial Term Loan, (the “Term Loan”) during the period of April 1, 2016 through June 29, 2016 (the closing date of each such Subsequent Borrowing, a (“Subsequent Closing Date” and, together with the Initial Closing Date, the “Closing Dates”) under similar terms and conditions. AxoGen has to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks has a first perfected security interest in the assets of AxoGen.

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

Also in connection with the above transaction, the Company sold 1,375,969 shares of common stock to Three Peaks for a total of $3.55 million (“Three Peaks Equity Sale”) at a price of $2.58 per share.  Pursuant to the equity purchase provisions in the Term Loan Agreement, in the event that we sell prior to November 12, 2016 our securities at a lower price per share than the $2.58 per share paid by Three Peaks, or where the terms of such subsequent sale are otherwise more favorable, then in such case we have agreed to match the more favorable terms of such subsequent sale with respect to the shares purchased by Three Peaks. A subsequent sale does not include the issuance of securities or options to our employees, officers, directors or consultants pursuant to our approved employee option pool or any other employee stock purchase or option plan existing as of November 12, 2014.

The Company records interest using its best estimate of the effective interest rate. This estimate takes into account both the rate on the Term Loan Agreement and the rate associated with the ten year Revenue Interest Agreement with Three Peaks. The effective interest rate is based on actual payments to date, projected future revenues and the projected royalty payments and the quarterly interest payments due on the Term Loan Agreement. From time to time, AxoGen will reevaluate the expected cash flows and may adjust the effective interest rate. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and the timing of future revenue streams. Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

8.Shareholders’ Equity (Deficit) and Temporary Equity

AxoGen, Inc. Classes of Stock

AxoGen, Inc.’s authorized capital stock consists of 50,000,000 shares of common stock, par value $0.01 per share. The authorized capital stock is divisible into the classes and series, has the designation, voting rights, and other rights and preferences and is subject to the restrictions that the AxoGen Board of Directors may from time to time establish. Unless otherwise designated by the AxoGen Board of Directors, all shares are common stock. AxoGen has not designated any shares other than common stock.

Warrants

Pursuant to a retired financing agreement, certain lenders received a ten-year warrant to purchase 89,686 shares of AxoGen’s common stock at $2.23 per share.  The warrants have an effective date of September 30, 2011.  On November 13, 2015, 44,843 of these warrants were exercised in a cashless exchange resulting in 25,903 shares being issued to the warrant holder.

9.Stock Options

AxoGen, Inc. has a AxoGen 2010 Stock Incentive Plan (the “AxoGen Plan”), which allows for issuance of incentive stock options and non-qualified stock options to employees, directors and consultants at an exercise price equal to fair market value on the date of grant. On September 27, 2011, AxoGen, Inc., formerly LecTec Corporation, amended and restated the AxoGen Plan to, among other things, increase the number of shares of common stock authorized for issuance under the plan by 2,300,000 shares. At the 2014 Annual Meeting of Shareholders the AxoGen Plan was amended and restated to, among other things, increase the number of shares of common stock authorized for issuance under the plan by 750,000 shares so that the total number of shares authorized for issuance under the AxoGen Plan is 3,500,000 shares. As a result of the merger, options granted under the AC Plan were assumed by the Company so that each stock option pursuant to the AC Plan so assumed continued to have, and be subject to, the same terms and conditions of such stock option immediately prior to the merger, except that (i) each AC Plan stock option is exercisable for that number of shares of Company common stock equal to the product of the number of shares of AC common stock that were issuable upon exercise of such stock option immediately prior to the merger multiplied by the Closing Ratio (“as defined in the merger agreement”) and (ii) the per share exercise price for the shares of Company common stock issuable upon the exercise of such assumed stock option will be equal to the quotient determined by dividing the exercise price per share of AC common stock at which such stock option was exercisable immediately prior to the merger by the Closing Ratio. The options to employees typically vest 25% one year after the grant date and 12.5% every six months thereafter for the remaining three-year period until fully vested after four years and those to directors and certain executive officers have vested 25% per quarter over one year or had no vesting period. Options issued to consultants have vesting provisions based on the engagement ranging from no vesting to vesting over the service period ranging from three to ten years. Options have terms ranging from seven to ten years.

Stock-based compensation expense was $1,316,509 and $956,449 for 2015 and 2014, respectively.

The following is a summary of stock option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Term(Years)
Outstanding at December 31, 2013:	1,969,492	2.68	6.61
Granted	935,750	3.57
Forfeited	(44,023)	(3.78)
Exercised	(117,401)	(1.16)
Outstanding at December 31, 2014:	2,743,818	3.03	5.94
Granted*	946,250	4.31
Forfeited	(290,478)	(3.12)
Exercised	(171,563)	(2.99)
Outstanding at December 31, 2015	3,228,027	3.40	5.43
Exercisable at December 31, 2015	2,048,052	2.93	4.92

*Includes 478,500 options granted during the year ended December 31, 2015 which are contingent upon Shareholders approving an increase in the number of common shares authorized for issuance under the AC Plan.

The average fair value of options granted at market during 2015 and 2014 was $4.31 and $3.57 per option, respectively.

The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was approximately $370,000 and $266,000, respectively. The intrinsic value of options outstanding at December 31, 2015 and 2014 was approximately $5,167,000 and $1,535,000, respectively. The intrinsic value of options exercisable at December 31, 2015 and 2014 was approximately $4,265,000 and $1,278,000, respectively.

Total future compensation expense related to nonvested awards is expected to be approximately $2,534,000 at December 31, 2015 which is expected to be recognized over a weighted average period of 2.92 years. The following table represents non-vested share-based payment activity with employees for the years ended December 31, 2015 and 2014:

		Weighted Average
	Number of Options	Exercise Price
Nonvested options - December 31, 2013:	675,196	2.88
Granted	935,750	3.57
Vested	(407,437)	(3.03)
Forfeited	(44,023)	(3.78)
Nonvested options - December 31, 2014:	1,159,486	3.37
Granted*	946,250	4.31
Vested	(635,289)	(3.32)
Forfeited	(290,478)	(3.12)
Nonvested options - December 31, 2015:	1,179,969	4.21

*Includes 478,500 options granted during the year ended December 31, 2015 which are contingent upon Shareholders approving an increase in the number of common shares authorized for issuance under the AC Plan.

10.  Income Taxes

The Company has temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective income tax basis, as measured by enacted state and federal rates as follows:

December 31	2015	2014

Deferred tax assets:
Net operating loss carryforwards	33,424,100	29,263,100
Charitable contributions	500	500
Inventory reserves	267,700	152,000
Amortization	51,400	123,500
Allowance for doubtful accounts	72,300	35,400
Stock-based compensation	260,600	107,900
Total deferred tax assets	34,076,600	29,682,400
Deferred tax liabilities:
Depreciation	(62,400)	(85,700)
Total deferred tax assets (liabilities)	(62,400)	(85,700)
Net deferred tax assets	34,014,200	29,596,700
Valuation allowance	(34,014,200)	(29,596,700)

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $88.8 million to offset future taxable income which expire in various years through 2035. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of December 31, 2015 and 2014.  The valuation allowance increased by $4,452,000 and $6,202,700 during 2015 and 2014, respectively.

The Company had no income tax expense or income tax benefit for 2014 and 2015 due to incurrence of net operating losses.  The Company does not believe there are any additional tax refund opportunities currently available.

11.  Employee Benefit Plan

The Company adopted the AxoGen Simple IRA plan (the “IRA Plan”) in 2007. All full-time employees who attained the age of 18 were eligible to participate in the Plan. Eligibility was immediate upon employment and enrollment was available any time during employment. Participating employees could make annual pretax contributions to their accounts up to a maximum amount as limited by law. The IRA Plan required the Company to make matching contributions of between 1% and 3% of the employee’s annual salary as long as the employee participated in the IRA Plan. Additionally, the matching was to be at least 3% for three of the first five years of the IRA Plan. Both employee contributions and Company contributions vested immediately. In 2015 and 2014, the Company match was 3% of the participating employee’s annual salary. The Company contributed $172,089 and $146,681 in matching funds during 2015 and 2014, respectively.  The Company terminated this IRA Plan in December 2015.

The Company adopted the AxoGen 401(k) plan (the “401(k) Plan”) in December 2015 with contributions starting in January 2016. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan and contributes at least 5% of the annual salary. Both employee contributions and Company contributions vest immediately.

12.  Commitments and Contingencies

Operating Leases

On November 12, 2013, AxoGen entered into the Third Amendment to Lease with SNH Medical Office Properties Trust (“SNH”).  SNH was the landlord of AxoGen’s corporate headquarters leased facility in Alachua, Florida and AxoGen and SNH agreed to the amendment by which AxoGen relocated and expanded its corporate headquarters to a new space owned by SNH within the same office park.  The lease amendment provides for 11,761 square feet of office space until October 31, 2018, renewable thereafter by agreement of the parties, subject to AxoGen’s right to earlier termination after three years from the effective date of the lease. AxoGen’s annual cost of such property ranges from approximately $194,000 to $214,000 per year.

In addition, on October 25, 2013, AxoGen entered into a Commercial Lease with Ja-Cole. Under the terms of the Commercial Lease, AxoGen leased 5,400 square feet of warehouse/office space in Burleson, Texas until November 30, 2016 at an annual cost of $43,200 per year. On April 21, 2015, AxoGen entered into a new commercial lease, as amended by Addendum on such date, with Ja-Cole. The new lease superseded and replaced the original lease with Ja-Cole. Under the terms of the new lease, AxoGen leased an additional 2,100 square feet of warehouse space that will be combined with its current 5,400 square feet of warehouse/office space in Burleson, Texas.   The new lease is for a three-year term expiring April 21, 2018, renewable thereafter by agreement of the parties, at an annual cost of $66,000 per year.  The expanded Burleson facility will house raw material storage and product distribution and allow expansion space as required for AxoGen operations.

The Burleson facility houses raw material storage and product distribution, allowing AxoGen to fulfill same day orders for both coasts of the United States.

The Company leases its lab space on a month to month basis.

Estimated future minimum rental payments on the leases are as follows:

Year Ending December 31	Amount
2016	279,648
2017	206,455
2018	194,488
2019	--
2020	--
TOTAL	$680,591

Total rent expense for the Company’s leased office and lab space for the years ended December 31, 2015 and 2014 was approximately $351,000 and $288,000, respectively.

Service Agreements

Since 2009, AxoGen has processed and packaged Avance® Nerve Graft using its employees and equipment located at LifeNet Health, Virginia Beach, Virginia (“LifeNet Health”).  Business requirements of LifeNet Health led to their need for additional space and they notified AxoGen that AxoGen would need to transition out of the Virginia Beach facility on or before February 27, 2016.  On August 6, 2015, AxoGen entered into a License and Services Agreement with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS agreement began in February 2016.  The CTS agreement is for a  five year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, upon 18 months notice. Under the CTS agreement AxoGen pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of AxoGen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.

In August 2008, the Company entered into an agreement to distribute the AxoGuard® product worldwide in the field of peripheral nerve repair, and the parties subsequently amended the agreement in March, 2012. The agreement expires in August 2022. The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard® products. Under the agreement, AxoGen provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.

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

Concentrations

Vendor

Substantially all of AxoGen’s revenue is currently derived from three products, Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector.  AxoGen has an exclusive distribution agreement with Cook Biotech for the purchase of AxoGuard ® which expires August 27, 2022    The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard® products.

The agreement allows for termination provisions for both parties.  Although there are products that AxoGen believes it could develop or obtain that would replace the AxoGuard® products, the loss of the ability to sell the AxoGuard®  products could have a material adverse effect on AxoGen’s business until other replacement products would be available.

Processor

AxoGen is highly dependent on the continued availability of its processing facilities at CTS and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.  In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to the AxoGen’s business reputation and financial results. . The CTS agreement is for a five year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, upon 18 months notice. Although AxoGen believes it can find and make operational a new facility in less than six months, and did so with its move from LifeNet Health to CTS, the regulatory process for approval of facilities is time-consuming and unpredictable. AxoGen’s ability to rebuild or find acceptable lease facilities would take a considerable amount of time and expense and could cause a significant disruption in service to its customers. Although AxoGen has business interruption insurance which would, in instances other than lease termination, cover certain costs, it may not cover all costs nor help to regain AxoGen’s standing in the market.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Based on its evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the year ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “ Equity Compensation Plan Information” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item concerning ownership will be set forth under the caption “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item concerning ownership will be set forth under the caption “Proposal 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1)	The following financial statements are filed herewith in Item 8 of Part II of this annual report on Form 10-K:

(i)	Consolidated Balance Sheets
(ii)	Consolidated Statement of Operations
(iii)	Consolidated Statements of Shareholders’ Equity (Deficit)
(iv)	Consolidated Statements of Cash Flows
(v)	Notes to Consolidated Financial Statements

(2)  Exhibits

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 26, 2015)

4.1

Warrants to purchase Common Stock of Company attached as exhibits to Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.1

Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.2

Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.3

Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.4.1

Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8 K filed on October 6, 2011)

*10.4.2

Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.4.3

Third Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of March 12, 2012, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2011)

Exhibit Number	Description
*10.4.4

Fourth Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of September 8, 2014, by and between AxoGen Corporation and LifeNet Health  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.5.1

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

*10.6.1

Revenue Interests Purchase Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and PDL BioPharma, Inc. (incorporated by reference to the Company’s Amendment No. 1 on Form 10-K/A filed on August 7, 2013 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6.2

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

**10.8.1

Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.8.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.9.1

Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.9.2

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

**10.11	Form of Employee Incentive Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

**10.12.1

Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

**10.12.2

Amendment to Executive Employment Agreement, effective as of May 11, 2014, by and between AxoGen, Inc. and Greg Freitag (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014)

**10.12.3

Amendment No. 2 to Employment Agreement, dated as of August 6, 2015, by and between Gregory G. Freitag and AxoGen, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2015)

**10.13

Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.14.1

Commercial Lease dated October 25, 2013 by and between AxoGen Corporation and Ja-Cole, as amended December 10, 2013. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.14.2	Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2015)

10.14.3

Amendment No. 1 to Boone Business Park Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2015).

10.15

License and Services Agreement, dated as of August 6, 2015, by and between AxoGen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2015)

**10.16

Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

**10.17

Executive Employment Agreement, dated May 12, 2014, between Lee R. Johnston, Jr. and AxoGen Corporation, a wholly owned subsidiary of AxoGen, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014)

Exhibit Number	Description
*10.18.1

Term Loan Agreement dated as of November 12, 2014 among AxoGen, Inc. as Borrower, AxoGen Corporation, as Guarantor, the Lenders party hereto and Three Peaks Capital S.a.r.l., as Administrative Agent and Collateral Agent (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

10.18.2

Revenue Interest Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

**10.18.3

Security Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

10.19

Securities Purchase Agreement dated as of November 12, 2014, between AxoGen, Inc., and PDL BioPharma, Inc. (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

10.20	Securities Purchase Agreement, dated as of August 26, 2015, between AxoGen, Inc and Essex Woodlands Fund IX, L.P.

10.21	Asset Assignment Agreement, dated November 4, 2014 by and between AxoGen Corporation and Sensory Management Services LLC.

+21.1	Subsidiary of the Registrant

+23.1	Consent of Lurie, LLP

++24.1	Power of Attorney

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+++32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended.  The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Included on signature page.

+++	Furnished herewith.

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

/s/ Karen Zaderej	February 29, 2016
Karen Zaderej Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Greg Freitag	February 29, 2016
Greg Freitag, CFO, General Counsel, SVP Business Development
(Principal Financial Officer)
(Principal Accounting Officer)
Director

/s/ Jamie Grooms	February 29, 2016
Jamie Grooms
Director

/s/ Robert Rudelius	February 29, 2016
Robert Rudelius
Director

/s/ Dr. Mark Gold	February 29, 2016
Mark Gold, M.D.
Director

/s/ Guido Neels	February 29, 2016
Guido Neels
Director

/s/ Joe Mandato	February 29, 2016
Joe Mandato
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Appendix B to the Proxy Statement/Prospectus included as part of LecTec Corporation’s Amendment No. 2 to Registration Statement on Form S-4 filed on August 29, 2011)

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 26, 2015

4.1

Warrants to purchase Common Stock of Company attached as exhibits to Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.1

Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.2

Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.3

Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.4.1

Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.4.2

Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

*10.4.3

Third Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of March 12, 2012, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2011)

*10.4.4

Fourth Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of September 8, 2014, by and between AxoGen Corporation and LifeNet Health  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.5.1

Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

10.5.2

Amendment dated March 14, 2012 to Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit Number	Description
*10.6.1

Revenue Interests Purchase Agreement, dated as of October 5, 2012, by and among AxoGen, Inc. and PDL BioPharma, Inc. (incorporated by reference to the Company’s Amendment No. 1 on Form 10-K/A filed on August 7, 2013 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6.2

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

**10.8.1

Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.8.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.9.1

Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2011)

**10.9.2

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

Exhibit Number	Description
10.10.3

Third Amendment dated November 12, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and SHN Medical Office Properties, its successors and assigns (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

**10.11	Form of Employee Incentive Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2007)

**10.12.1

Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory G. Freitag (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

**10.12.2

Amendment to Executive Employment Agreement, effective as of May 11, 2014, by and between AxoGen, Inc. and Greg Freitag (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014)

**10.12.3

Amendment No. 2 to Employment Agreement, dated as of August 6, 2015, by and between Gregory G. Freitag and AxoGen, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2015)

**10.13

Executive Employment Agreement, effective as of February 27, by and between AxoGen, Inc. and Jill Schiaparelli (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.14.1

Commercial Lease dated October 25, 2013 by and between AxoGen Corporation and Ja-Cole, as amended December 10, 2013. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.14.2	Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2015)

10.14.3

Amendment No. 1 to Boone Business Park Commercial Lease dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2015).

10.15

License and Services Agreement, dated as of August 6, 2015, by and between AxoGen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2015)

**10.16

Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

**10.17

Executive Employment Agreement, dated May 12, 2014, between Lee R. Johnston, Jr. and AxoGen Corporation, a wholly owned subsidiary of AxoGen, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014)

*10.18.1

Term Loan Agreement dated as of November 12, 2014 among AxoGen, Inc. as Borrower, AxoGen Corporation, as Guarantor, the Lenders party hereto and Three Peaks Capital S.a.r.l., as Administrative Agent and Collateral Agent. (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

Exhibit Number	Description
10.18.2

Revenue Interest Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

10.18.3

Security Agreement dated as of November 12, 2014 among AxoGen, Inc., AxoGen Corporation and Three Peaks Capital S.a.r.l. (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

10.19

Securities Purchase Agreement dated as of November 12, 2014, between AxoGen, Inc., and PDL BioPharma, Inc. (incorporated by reference to Amendment No. 1 on Form 8-K/A (to the Company’s Current Report on Form 8-K filed on November 13, 2014) filed on February 4, 2015)

10.20	Securities Purchase Agreement, dated as of August 26, 2015, between AxoGen, Inc and Essex Woodlands Fund IX, L.P.

10.21	Asset Assignment Agreement, dated November 4, 2014 by and between AxoGen Corporation and Sensory Management Services LLC.

+21.1	Subsidiary of the Registrant

+23.1	Consent of Lurie, LLP

++24.1	Power of Attorney

+31.1	Certification of Principal Executive Officer

+31.2	Certification of Principal Financial Officer

+++32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended.  The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Included on signature page.

+++	Furnished herewith.