Form 10-Q
period 2016-03-31
AxoGen, Inc.
filed 2016-05-04
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 4, 2016, the registrant had 30,084,217 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (the “Company”, “AxoGen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will" variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our growth, our 2016 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our visibility at and sponsorship of conferences and educational events. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A of this Form 10-Q. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,948,752	$25,909,500
Accounts receivable, net of allowance for doubtful accounts of approximately $273,000 and $192,000 respectively	5,290,581	4,782,989
Inventory	4,515,940	3,933,960
Prepaid expenses and other	699,039	424,925
Total current assets	31,454,312	35,051,374
Property and equipment, net	1,294,941	970,870
Intangible assets	747,482	678,082
	$33,496,735	$36,700,326
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,750,606	$3,695,127
Current deferred revenue	14,118	14,118
Total current liabilities	3,764,724	3,709,245

Note Payable - Revenue Interest Purchase Agreement	24,804,453	24,701,693
Long Term Deferred Revenue	88,401	93,797
Total liabilities	28,657,578	28,504,735
Shareholders’ equity (deficit):
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 30,035,576 and 29,984,591 shares issued and outstanding	300,356	299,846

Additional paid-in capital	111,687,571	111,368,424
Accumulated deficit	(107,148,770)	(103,472,679)
Total shareholders’ equity	4,839,157	8,195,591
	$33,496,735	$36,700,326

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenues	$8,111,759	$4,951,316
Cost of goods sold	1,405,591	982,881
Gross profit	6,706,168	3,968,435
Costs and expenses:
Sales and marketing	6,205,875	3,932,522
Research and development	978,340	671,036
General and administrative	2,144,757	1,908,581
Total costs and expenses	9,328,972	6,512,139
Loss from operations	(2,622,804)	(2,543,704)
Other income (expense):
Interest expense	(1,003,027)	(994,748)
Interest expense — deferred financing costs	(30,810)	(33,746)
Other income (expense)	(19,450)	(3,003)
Total other income (expense)	(1,053,287)	(1,031,497)
Net Loss	$(3,676,091)	$(3,575,201)
Weighted Average Common Shares outstanding — basic and diluted	29,994,066	22,517,361
Loss Per Common share — basic and diluted	$(0.12)	$(0.16)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,676,091)	$(3,575,201)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	78,856	41,898
Amortization of intangible assets	16,016	11,772
Amortization of deferred financing costs	30,810	33,746
Provision for bad debt	80,651	—
Stock-based compensation	182,955	368,249
Interest added to note payable	71,950	183,273
Change in assets and liabilities:
Accounts receivable	(588,243)	(289,280)
Inventory	(581,980)	(124,278)
Prepaid expenses and other	(274,114)	(150,579)
Accounts payable and accrued expenses	55,479	992,078
Deferred revenue	(5,396)	(5,396)

Net cash used for operating activities	(4,609,107)	(2,513,718)

Cash flows from investing activities:
Purchase of property and equipment	(402,927)	(6,288)
Acquisition of intangible assets	(85,416)	(32,051)

Net cash used for investing activities	(488,343)	(38,339)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	13,772,133
Debt issuance costs	—	(180,142)
Proceeds from exercise of stock options	136,702	—

Net cash provided by financing activities	136,702	13,591,991

Net increase (decrease) in cash and cash equivalents	(4,960,748)	11,039,934
Cash and cash equivalents, beginning of year	25,909,500	8,215,791

Cash and cash equivalents, end of period	$20,948,752	$19,255,725

Supplemental disclosures of cash flow activity:
Cash paid for interest	$900,410	$803,607

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless the context otherwise requires, all references in these Notes to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”).

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Organization and Business

Business Summary

We are a leading medical technology company dedicated to peripheral nerve repair.  We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes (i) Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, (ii) AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and (iii) AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and AcroVal™ Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients.

Avance® Nerve Graft is processed in the United States by AxoGen.  AxoGuard® Nerve Connector and AxoGuard® Nerve Protector are manufactured in the United States by Cook Biotech Incorporated and are distributed worldwide exclusively by AxoGen.  The AcroVal™ Neurosensory and Motor Testing System and AxoTouch™ Two Point Discriminator are contract manufactured by Viron Technologies, LLC. (formerly Cybernetics Research Laboratories) (“Viron”), Tucson, Arizona.   Viron supplies the AcroVal™ and AxoTouch™ unpackaged and they are packaged at AxoGen’s distribution facility in Burleson, Texas.  AxoGen maintains its corporate offices in Alachua, Florida and is the parent company of its wholly owned operating subsidiary, AC.

3.    Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Revenues for manufactured products and products sold to a customer or under a distribution agreement are recognized when the product is shipped to the customer or distributor, at which time title passes to the customer or distributor.  Once a product is shipped, the Company has no further performance obligations. Shipped product is defined as shipment to a customer location or segregation of product into a contracted distribution location. At such time, this product cannot be sold to any other customer. Fees charged to customers for shipping are recognized as revenues when products are shipped to the customer, distributor or end user.  In the case of revenues from consigned sales, revenue is determined when the product is utilized in a surgical procedure. Revenues from research grants are recognized in the period the associated costs are incurred.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $273,000 and $192,000 at March 31, 2016 and December 31, 2015, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	December 31,
	2016	2015

Finished goods	$3,183,263	$2,732,823
Work in process	252,354	237,108
Raw materials	1,080,323	964,029
	$4,515,940	$3,933,960

Inventories were net of reserve of approximately $828,000 and $711,000 at March 31, 2016 and December 31, 2015, respectively.

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

Share-Based Compensation

Stock-based compensation cost related to stock options granted under the AC 2002 Stock Option Plan and AxoGen 2010 Stock Incentive Plan (see Note 8) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to there being a market for the Company’s  common stock, and based on the Company’s common stock for periods subsequent to having an established market for the stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following weighted-average assumptions for options granted during the three months ended March 31:

Three months ended March 31,	2016	2015

Expected term (in years)	4	4
Expected volatility	62.00%	76.32%
Risk free rate	1.24%	1.28%
Expected dividends	—%	—%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the three months ended March 31, 2016 and 2015 as they were deemed insignificant.

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

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance became effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. The Company has one such stock option grant that is based on quarterly performance conditions and the vesting and compensation expense is measured subsequent to the end of each quarter over a two year period.  If the performance condition is met the vesting and compensation expense is recognized on the measurement date.

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard in the first quarter of 2016 on a retrospective basis.  (See note 7)

In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in these ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and are effective for interim and annual reporting periods beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the method of adoption and the impact of the provisions of the ASU.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its financial position, results of operations and liquidity.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.    Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2016	2015

Furniture and equipment	$1,303,305	$1,186,815
Leasehold improvements	473,327	346,642
Processing equipment	1,535,510	1,375,759
Less: accumulated depreciation and amortization	(2,017,201)	(1,938,346)

Property and equipment	$1,294,941	$970,870

5.    Intangible Assets

The Company’s intangible assets consist of the following:

	March 31,	December 31,
	2016	2015

License agreements	$906,061	$897,594
Patents	256,946	179,997
Less: accumulated amortization	(415,525)	(399,509)
Intangible assets, net	$747,482	$678,082

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of March 31, 2016, the patents were fully amortized, and the remaining patents of $256,946 were pending patent costs and were not amortizable. Amortization expense was approximately $16,000 and $12,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, future amortization of license agreements for the remainder of this year and the next five years is expected to be $48,000 for the remainder of 2016 and $64,000 for 2017 through 2022 and $42,000 for 2023.

License Agreements

The Company has entered into multiple license agreements (the “License Agreements”) with the University of Florida Research Foundation and the University of Texas at Austin. Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

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

Royalty fees were approximately $153,000 and $96,000 during the three months ended March 31, 2016 and 2015, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	March 31,	December 31,
	2016	2015
Accounts payable	$2,004,029	$2,090,874
Miscellaneous accruals	410,517	15,183
Accrued compensation	1,336,060	1,589,070
Accounts Payable and Accrued Expenses	$3,750,606	$3,695,127

7.    Term Loan Agreement

Term Loan Agreement consists of the following:

	March 31,	December 31,
	2016	2015
Term Loan and Revenue Interest Agreement with Three Peaks Capital S.a.r.l. for a total term loan amount of $25,000,000 which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of March 31, 2016 and December 31, 2015 resulted in a 10% rate. The Revenue Interest Agreement is for a period of ten years. Royalty payments are based on a royalty rate of 3.75% of revenues up to a maximum of $30 million in revenues in any 12 month period.	$24,804,453	$24,701,693
Long-term portion	$24,804,453	$24,701,693

In the first quarter of 2016, the Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset.  Accordingly, as of March 31, 2016, approximately $815,000 of deferred debt issuance costs were presented as a direct deduction within Long-Term Debt on the Company’s Condensed Consolidated Balance Sheets.  Furthermore, the Company reclassified approximately $846,000 of deferred debt issuance costs from Other Assets – Deferred Financing Costs to Long-Term Debt as of December 31, 2015.

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

In connection with the Term Loan Agreement, on the Signing Date, the Company and AC, its wholly owned subsidiary, entered into a Security Agreement (the “Security Agreement”) with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the secured obligations.  In the event of default per the terms of the Term Loan Agreement, Three Peaks would have the ability to foreclose on the pledged collateral and the Company and AC would not be able to continue its current business if such foreclosure occurred.

Also in connection with the above transaction, the Company sold 1,375,969 shares of Common Stock to Three Peaks for a total of $3.55 million (“Three Peaks Equity Sale”) at a price of $2.58 per share.  Pursuant to the equity purchase provisions in the Three Peaks Term Loan Agreement, in the event that, prior to November 12, 2016, we sell our securities at a lower price per share than the $2.58 per share paid by Three Peaks, or where the terms of such subsequent sale are otherwise more favorable, then in such case we have agreed to match the more favorable terms of such subsequent sale with respect to the shares purchased by Three Peaks. A subsequent sale does not include the issuance of securities or options to our employees, officers, directors or consultants pursuant to our approved employee option pool or any other employee stock purchase or option plan existing as of November 12, 2014.

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

8.    Stock Options

The Company granted stock options to purchase 465,500 shares of Common Stock pursuant to the AxoGen Plan for the three months ended March 31, 2016.  Stock-based compensation expense was $182,955 and $368,249 for the three months ended March 31, 2016 and 2015, respectively. During the quarter ended March 31, 2016, the Company granted stock options to purchase 260,500 shares of Common Stock that are contingent upon certain future events.  No stock compensation expense has been recorded for these options due to the uncertainty of those future events.  Total future stock compensation expense related to nonvested awards is expected to be approximately $3,434,000 at March 31, 2016.

9.   Public Offering of Common Stock

On February 5, 2015, AxoGen entered into an underwriting agreement with Wedbush Securities Inc. (the “Underwriter”) in connection with the offering, issuance and sale (the “February 2015 Offering”) of 4,728,000 shares of Common Stock, at a price to the public of $2.75 per share.  The Company also granted to the Underwriter a 30-day option to purchase up to an aggregate of 709,200 additional shares of Common Stock to cover over-allotments, if any.

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

10.  Commitments and Contingencies

Commercial Lease

On March 16, 2016, AC entered into the Fourth Amendment to Lease (“Fourth Amendment”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (“SNH”).  SNH is the landlord of AC’s currently leased 11,761 square foot corporate headquarters facility in Alachua, Florida (the “Current Premises”) pursuant to that certain lease dated as of February 6, 2007, as amended (the “Lease”).

The Fourth Amendment expands the Current Premises by 7,050 square feet (the “Expansion Premises”).  The Fourth Amendment also provides that the Expiration Date (as defined in the Fourth Amendment) of the Lease will be extended to approximately five years from the Occupancy Date (as defined in the Fourth Amendment) of the Expansion Premises, which Occupancy Date is anticipated to occur in June 2016.  The original expiration date of the Current Premises remains unchanged; provided, however, that AC shall have the right to extend the Current Premises Term (as defined in the Fourth Amendment) for three additional periods (the “Current Premises Extended Term”), the first such Current Premises Extended Term to commence on November 1, 2018 and end on October 31, 2019, the second such Current Premises Extended Term to commence on November 1, 2019 and end on October 31, 2020, and the third such Current Premises Extended Term to commence on November 1, 2020 and end on the Expiration Date.  AC also has the right to extend the term of the then current Leased Premises (as defined in the Fourth Amendment) for an additional period of five years commencing on the day immediately after the Expiration Date.  AC’s additional annual cost of the Expansion Premises will be approximately $123,000, $127,000, $131,000, $135,000 and $139,000 for years one through five, respectively, of the Lease, with year one commencing on the Occupancy Date.

Processing Agreement

Until February 2016, the Company was party to that certain Amended and Restated Nerve Tissue Processing Agreement (the “LifeNet Agreement”) with LifeNet Health (“LifeNet”), whereby the Company processed and packaged Avance® Nerve Graft using its employees and equipment located at LifeNet in Virginia Beach, Virginia (the “Virginia Beach Facility”).  As a result of business requirements of LifeNet and their need for additional space, on April 16, 2015 LifeNet notified the Company that it would need to transition out of the Virginia Beach Facility and the LifeNet Agreement was terminated effective February 27, 2016.

As a result of the termination of the LifeNet Agreement, on August 6, 2015 the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”) whose headquarters are located in Dayton, Ohio.  The CTS facility and CTS Agreement provides the Company a cost effective, quality controlled and licensed facility to process and package its Avance® Nerve Graft using the

Company’s employees and processing equipment. The processing that was performed at the Virginia Beach Facility has been transferred in its entirety to the CTS facility.

The CTS Agreement is for a five-year term, subject to earlier termination by either party for cause, or after the two-year anniversary of the CTS Agreement without cause, upon 18 months notice. Under the CTS Agreement, the Company pays CTS a facility fee for clean room/processing, storage and office space and CTS provides services in support of the Company’s processing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.  However, AxoGen could reproduce a manufacturing space that would meet its needs if it no longer continued its relationship with CTS.  AxoGen’s processing methods and process controls have been developed and validated to ensure product uniformity and quality.  Pursuant to the CTS Agreement, AxoGen pays license fees on a monthly basis to CTS which total an annual amount of approximately $416,000.

11.  Retirement Plan

AxoGen 401(k) Plan

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

OVERVIEW

We are a leading medical technology company dedicated to peripheral nerve repair. We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of regenerative medicine products is available in the United States, Canada and several other countries and includes (i) Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, (ii) AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, and (iii) AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and the AcroVal™ Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen’s revenues increased in the first three months of 2016 compared to 2015 primarily as a result of increased product usage by existing accounts.  This increase is consistent with AxoGen’s sales strategy of focusing largely on growing product usage in its existing accounts.  New accounts are developed and become existing accounts that are grown over time.

AxoGen has continued to broaden its sales and marketing activity.  This activity is expected to result in additional revenue growth in the long term. In the near term, revenue growth lags behind the increased expenses for market development, such as hiring and training of new sales representatives and surgeon education programs.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

Revenues for the three months ended March 31, 2016 increased 63.8% to approximately $8,112,000 as compared to approximately $4,951,000 for the three months ended March 31, 2015.  This increase was primarily a result of our strategy of focusing largely on growing product usage in our existing accounts and to a lesser extent the establishment of new accounts.  With regards to new accounts, each new customer in a defined period has the potential to become an established customer with repeat orders and increased account penetration. As such, revenue growth primarily occurs from increased purchasing from established customers, while revenue from new customers is usually small as they ramp up purchasing and become existing customers.  Each new period of measurement is thus benefited from growth in existing customer accounts which include those that were new customers in the prior measurement period.    Finally, AxoGen recognized approximately $46,000 and $142,000 of grant revenue for the three months ended March 31, 2016 and 2015, respectively, which decrease is a result of grants maturing and less activity being associated with them that can billed by the Company.

Gross Profit

Gross profit for the three months ended March 31, 2016 increased 69.0% to approximately $6,706,000 as compared to approximately $3,968,000 for the three months ended March 31, 2015.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first quarter of 2016, and to a lesser extent by an improvement in gross margin. Gross margin improved to 82.7% for the three months ended March 31, 2016 as compared to 80.1% for the same period in 2015 as a result of processing efficiencies and favorable product mix as a result of changes both within and between product lines.

Costs and Expenses

Total cost and expenses increased 43.3% to approximately $9,329,000 for the three months ended March 31, 2016 as compared to approximately $6,512,000 for the three months ended March 31, 2015. These increases were primarily due to increased sales and marketing activities and costs associated with increased revenue, along with an increase in employee compensation expenses and research and development costs as the Company enrolls patients in its clinical trial for the Avance® Nerve Graft.

Sales and marketing expenses increased 57.8% to approximately $6,206,000 for the three months ended March 31, 2016 as compared to approximately $3,933,000 for the three months ended March 31, 2015. This increase was primarily due to the costs associated with the continued expansion of our direct sales force and surgeon education programs, and to a lesser extent increased support for both our direct sales force and independent distributors and marketing research and activity with respect to new products and markets. As a percentage of revenues, sales and marketing expenses were 76.5% for the three months ended March 31, 2016 compared to 79.4% for the three months ended March 31, 2015. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 12.4% to approximately $2,145,000 for the three months ended March 31, 2016 as compared to approximately $1,909,000 for the three months ended March 31, 2015. Such increase was primarily a result of increased expenses related to employee compensation and professional service fees. Also contributing, to a lesser extent, to the rise in such general and administrative expenses was an increase in bad debt allowance to adjust for greater account receivables as revenues increase and bank charges related to sales activity also increased, offset by a reduction in travel expenses and certain outside service costs.  As a percentage of revenues, general and administrative expenses were 26.4% for the three months ended March 31, 2016 as compared to 38.6% for the three months ended March 31, 2015. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses increased approximately 45.8% to approximately $978,000 for the three months ended March 31, 2016 as compared to approximately $671,000 for the three months ended March 31, 2015.  Research and development costs include AxoGen’s product development and clinical efforts including the Multicenter, Prospective, Randomized, Subject and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”) study, the phase 3 trial to support the Company’s Biologic License Application (“BLA”). This activity varies from quarter to quarter due to the timing of certain projects and patient enrollment in RECON.  The increase in expenses for 2016 relate to expenditures for RECON and hiring additional personal to support both RECON and product development activity, offset by reduced costs of the Company’s RANGER® Registry and certain projects that have been completed or are near completion. It is expected that costs associated with RECON will continue to increase as more patients are enrolled in the trial over approximately the next two years and activity increases to prepare and submit the BLA at the completion of RECON.  Although AxoGen’s products are developed for sale in their current use, it does conduct research and product development efforts focused on new products and new applications for existing products.  AxoGen is active in pursuing research grants to support this research.  The Company’s product pipeline development also contributed to a portion of the research and development expenses in 2016, with grant revenue offsetting a portion of this activity.  Grant revenue has been decreasing as grants have matured and there can be no assurance that new grants providing additional grant revenue will be obtained. As a percentage of revenues, research and development expenses for the three months ended March 31, 2016 were 12.1% as compared to 13.6% for the three months ended March 31, 2015.

Other Income and Expenses

Interest expense increased 0.8% to approximately $1,003,000 for the three months ended March 31, 2016 as compared to approximately $995,000 for the three months ended March 31, 2015. This increase was due to the difference in the interest generated by increased revenues related to the Revenue Interest Agreement with Three Peaks.  As a result of the accounting treatment for the Three Peaks transaction, interest expense included approximately $103,000 and $183,000 for the three months ended March 31, 2016 and 2015, respectively, of non-cash expense that is based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. Other than the $103,000 and $183,000 non-cash expense, the remaining $900,000 and $812,000 in interest expense for the three months ended March 31, 2016 and 2015, respectively, is related to cash paid for interest on the Term Loan Agreement.

Interest expense—deferred financing costs decreased 8.8% to approximately $31,000 for the three months ended March 31, 2016 as compared to approximately $34,000 for the three months ended March 31, 2015. This decrease is primarily due to lower deferred financing cost amortization associated with the Revenue Interest Agreement.  Additionally, the deferred financing fees associated with the Revenue Interest Agreement are amortized over 10 years.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended March 31, 2016 and 2015 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow during the fiscal years ended 2014 or 2015.

Liquidity and Capital Resources

Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into the Term Loan Agreement with the lenders party thereto and Three Peaks, as administrative and collateral agent for the lenders party thereto. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen the Initial Term Loan which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of the Initial Closing Date resulted in a 10% interest rate. Under certain conditions, AxoGen has the option to draw an additional $7 million as a Subsequent Borrowing during the period of April 1, 2016 through June 29, 2016 under similar terms and conditions. AxoGen has to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks has a first perfected security interest in the assets of AxoGen.

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

In connection with the Term Loan Agreement, on the Signing Date, the Company and AC entered into the Security Agreement with Three Peaks, pursuant to which each of the Company and AC grants to Three Peaks a security interest in certain collateral as specified in the Security Agreement to guarantee the payment in full when due of the secured obligations.  In the event of default per the terms of the Term Loan Agreement, Three Peaks would have the ability to foreclose on the pledged collateral and the Company and AC would not be able to continue its current business if such foreclosure occurred.

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

As a result of the accounting treatment for the Three Peaks transaction, interest expense included approximately $103,000 and $183,000 for the three months ended March 31, 2016 and 2015, respectively, of non-cash expense that is based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. Other than the $103,000 and $183,000 non-cash expense, the remaining $900,000 and $812,000 in interest expense for the three months ended March 31, 2016 and 2015, respectively, is related to cash paid for interest on the Term Loan Agreement.

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

The Company had no material commitments for capital expenditures at March 31, 2016.

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

On August 26, 2015, the Company entered into the Purchase Agreement with ESSEX WOODLANDS for the purchase of 4,861,111 shares of Common Stock at a public offering price of $3.60 per share, raising approximately $17.5 million in gross proceeds before deducting expenses related to the August 2015 Offering.  The expenses directly related to the August 2015 Offering were approximately $300,000 and were paid by the Company.  Such expenses include the Company’s legal and accounting fees, printing expenses, transfer agent fees and miscellaneous fees and costs related to the August 2015 Offering.  Proceeds from the August 2015 Offering will be used for sales and marketing and general working capital purposes. The Company has provided certain demand and “piggy-back” registration rights in connection with this sale of Common Stock. The August 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the Offering, dated August 26, 2015.

Cash Flow Information

AxoGen had working capital of approximately $27.69 million and a current ratio of 8.36 at March 31, 2016, compared to working capital of $31.34 million and a current ratio of 9.45 at December 31, 2015. The decrease in working capital and the current ratio at March 31, 2016 as compared to December 31, 2015 was primarily due to the use of working capital to fund operations, including the purchase of certain equipment related to the distribution and processing facilities.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

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

During the three months ended March 31, 2016, the Company had a net decrease in cash and cash equivalents of approximately $4,961,000 as compared to a net increase of cash and cash equivalents of approximately $11,040,000 for the three months ended March 31, 2015. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $4,609,000 of cash for operating activities for the three months ended March 31, 2016, as compared to using approximately $2,514,000 of cash for operating activities for the three months ended March 31, 2015. This increase in cash used in operating activities is primarily attributable to the increase in accounts receivable, inventory and prepaid expenses accompanied by the net loss generated for the three months ended March 31, 2016, offset by the increase in our accounts payable and accrued expenses.

Cash used for investing activities

Investing activities for the three months ended March 31, 2016 used approximately $488,000 of cash as compared to using approximately $38,000 of cash for the three months ended March 31, 2015. This increase in use is principally attributable to the non-recurrence of purchases of certain fixed assets for the expansion of the worldwide distribution facility in Burleson, Texas and the certain fixed assets purchased for the new processing facility in Dayton, OH.

Cash provided by financing activities

Financing activities for the three months ended March 31, 2016 provided approximately $137,000 of cash as compared to providing approximately $13,592,000 of cash for the three months ended March 31, 2015. The cash provided in the three months ended March 31, 2015 was due to proceeds received from the February 2015 Offering.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II –OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any material litigation as of March 31, 2016.

ITEM 1A  - RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the SEC, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.  There have been no material changes to these risk factors.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

ITEM 2   -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6  - EXHIBITS

Exhibit Number	Description

10.1*†	Executive Employment Agreement, dated as of February 25, 2016, by and between AxoGen Corporation and Peter Mariani.

10.2*

Executive Employment Agreement, dated as of March 11, 2016, by and between AxoGen Corporation and Kevin Leach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2016).

10.3

Fourth Amendment to Lease, dated as of March 16, 2016, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2016).

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

AXOGEN, INC.

Dated May 4, 2016	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Executive Employment Agreement, dated as of February 25, 2016, by and between AxoGen Corporation and Peter Mariani.

10.2*

Executive Employment Agreement, dated as of March 11, 2016, by and between AxoGen Corporation and Kevin Leach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2016).

10.3

Fourth Amendment to Lease, dated as of March 16, 2016, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2016).

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