Form 10-Q
period 2016-06-30
AxoGen, Inc.
filed 2016-08-03
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016, the registrant had 30,132,224 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016 (unaudited)	2015

Assets
Current assets:
Cash and cash equivalents	$18,273,203	$25,909,500
Accounts receivable, net of allowance for doubtful accounts of approximately $241,000 and $192,000 respectively	6,072,121	4,782,989
Inventory	4,786,322	3,933,960
Prepaid expenses and other	615,511	424,925
Total current assets	29,747,157	35,051,374
Property and equipment, net	1,260,190	970,870
Intangible assets	743,390	678,082
	$31,750,737	$36,700,326
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,893,834	$3,695,127
Current deferred revenue	28,593	14,118
Total current liabilities	3,922,427	3,709,245

Note Payable - Revenue Interest Purchase Agreement	24,952,201	24,701,693
Long Term Deferred Revenue	83,006	93,797
Total liabilities	28,957,634	28,504,735
Shareholders’ equity:
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 30,128,099 and 29,984,591 shares issued and outstanding	301,281	299,846

Additional paid-in capital	112,443,288	111,368,424
Accumulated deficit	(109,951,466)	(103,472,679)
Total shareholders’ equity	2,793,103	8,195,591
	$31,750,737	$36,700,326

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues	$10,381,883	$6,417,253	$18,493,642	$11,368,569
Cost of goods sold	1,534,412	1,039,841	2,940,003	2,022,722
Gross profit	8,847,471	5,377,412	15,553,639	9,345,847
Costs and expenses:
Sales and marketing	6,780,363	4,812,262	12,986,238	8,744,783
Research and development	936,823	736,399	1,915,163	1,407,435
General and administrative	2,736,255	1,982,020	4,881,012	3,890,602
Total costs and expenses	10,453,441	7,530,681	19,782,413	14,042,820
Loss from operations	(1,605,970)	(2,153,269)	(4,228,774)	(4,696,973)
Other income (expense):
Interest expense	(1,163,413)	(1,023,774)	(2,166,440)	(2,018,522)
Interest expense — deferred financing costs	(32,696)	(31,210)	(63,506)	(64,956)
Other income (expense)	(617)	17,380	(20,067)	14,378
Total other income (expense)	(1,196,726)	(1,037,604)	(2,250,013)	(2,069,100)
Net Loss	$(2,802,696)	$(3,190,873)	$(6,478,787)	$(6,766,073)
Weighted Average Common Shares outstanding — basic and diluted	30,079,960	24,928,435	30,037,013	23,729,558
Loss Per Common share — basic and diluted	$(0.09)	$(0.13)	$(0.22)	$(0.29)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,478,787)	$(6,766,073)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	167,590	87,610
Amortization of intangible assets	32,033	22,710
Amortization of deferred financing costs	63,506	64,957
Provision for bad debt	48,600	—
Stock-based compensation	752,789	696,625
Interest added to note payable	187,002	340,870
Change in assets and liabilities:
Accounts receivable	(1,337,732)	(965,715)
Inventory	(852,362)	(326,337)
Prepaid expenses and other	(190,586)	(131,739)
Accounts payable and accrued expenses	198,707	976,928
Deferred revenue	3,684	(10,791)

Net cash used for operating activities	(7,405,556)	(6,010,955)

Cash flows from investing activities:
Purchase of property and equipment	(456,910)	(132,492)
Acquisition of intangible assets	(97,341)	(54,075)

Net cash used for investing activities	(554,251)	(186,567)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	13,770,734
Debt issuance costs	—	(180,142)
Proceeds from exercise of stock options	323,510	14,071

Net cash provided by financing activities	323,510	13,604,663

Net increase (decrease) in cash and cash equivalents	(7,636,297)	7,407,141
Cash and cash equivalents, beginning of year	25,909,500	8,215,791

Cash and cash equivalents, end of period	$18,273,203	$15,622,932

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,964,256	$1,649,881

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless the context otherwise requires, all references in these Notes to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”).

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiary AxoGen Corporation (“AC”) as of June 30, 2016 and December 31, 2015 and for the three and six month periods ended June 30, 2016 and 2015.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Organization and Business

Business Summary

We are a global leader in innovative surgical solutions for peripheral nerve injuries. Our portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix ("ECM") coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments. Along with these core surgical products, AxoGen also offers AxoTouchTM Two-Point Discriminator and AcroValTM Neurosensory & Motor Testing System. These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on nerve function. The AxoGen portfolio of products is available in the United States, Canada, the United Kingdom and several European and international countries.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain government related receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  The remaining balances outstanding over 60 days have a percentage applied by aging category (5% for balances 61-90 days and 20% for balances over 90 days aged), based on a historical valuation that allows us to calculate the total reserve required.  The reserve balance was determined by applying a percentage to the cumulative balance between 60 and 90 days and a higher percentage to the balance over 90 days.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $241,000 and $192,000 at June 30, 2016 and December 31, 2015, respectively.

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

Inventories

Inventories are comprised of implantable tissue, nerve grafts, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, and supplies that are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	December 31,
	2016	2015

Finished goods	$3,243,883	$2,732,823
Work in process	187,177	237,108
Raw materials	1,355,262	964,029
	$4,786,322	$3,933,960

Inventories were net of reserve of approximately $820,000 and $711,000 at June 30, 2016 and December 31, 2015, respectively.

Income Taxes

The Company has not recorded current income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. A full valuation allowance has been established on the deferred tax asset as it is more likely than not that a  future tax benefit will not be realized. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

Six months ended June 30,	2016	2015

Expected term (in years)	4	4
Expected volatility	61.85%	76.24%
Risk free rate	1.23%	1.21%
Expected dividends	—%	—%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. The Company did not apply a forfeiture allocation to its unvested options outstanding during the six months ended June 30, 2016 and 2015 as they were deemed insignificant.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance was scheduled to become effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In January 2016, the FASB, issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us for the year ending December 31, 2018, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences, options to elect forfeiture accounting policy either by the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact this standard will have on our consolidated financial statements.

The Company’s management has reviewed and considered all other recent accounting pronouncements and we believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.    Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2016	2015

Furniture and equipment	$1,119,698	$1,186,815
Leasehold improvements	490,214	346,642
Processing equipment	1,756,214	1,375,759
Less: accumulated depreciation and amortization	(2,105,936)	(1,938,346)

Property and equipment	$1,260,190	$970,870

5.    Intangible Assets

The Company’s intangible assets consist of the following:

	June 30,	December 31,
	2016	2015

License agreements	$907,545	$897,594
Patents	267,387	179,997
Less: accumulated amortization	(431,542)	(399,509)
Intangible assets, net	$743,390	$678,082

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of June 30, 2016, the patents were fully amortized, and the remaining patents of $267,387 were pending patent costs and were not amortizable. Amortization expense was approximately $16,000 and $11,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $32,000 and $23,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, future amortization of license agreements for the remainder of this year and the next seven years is expected to be $32,000 for 2016, $64,000 for 2017 through 2022 and $60,000 for 2023.

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

•

Currently, under the University of Texas at Austin’s agreement, AxoGen would owe a $15,000 milestone fee upon receiving a Phase II Small Business Innovation Research or Phase II Small Business Technology Transfer grant involving the licensed technology. The Company has not received either grant and does not owe such a milestone fee.  A Milestone fee to the University of Florida Research Foundation of $2,000 is due if AxoGen receives FDA approval of its Avance® Nerve Graft, $25,000 upon first commercial use of certain licensed technology to provide services to manufacture products for third parties and $10,000 upon first use to manufacture products that utilize certain technology that is not currently incorporated into AxoGen products.

Royalty fees were approximately $217,000 and $121,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $370,000 and $217,000 for the six months ended June 30, 2016 and 2015, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accounts payable	$1,863,349	$2,090,874
Miscellaneous accruals	358,221	15,183
Accrued compensation	1,672,264	1,589,070
Accounts Payable and Accrued Expenses	$3,893,834	$3,695,127

7.    Term Loan Agreement

Term Loan Agreement consists of the following:

	June 30,	December 31,
	2016	2015
Term Loan and Revenue Interest Agreement with Three Peaks Capital S.a.r.l. for a total term loan amount of $25,000,000 which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of June 30, 2016 and December 31, 2015 resulted in a 10% rate. The Revenue Interest Agreement is for a period of ten years. Royalty payments are based on a royalty rate of 3.75% of revenues up to a maximum of $30 million in revenues in any 12 month period.	$24,952,201	$24,701,693
Long-term portion	$24,952,201	$24,701,693

In the first quarter of 2016, the Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset.  Accordingly, as of June 30, 2016, approximately $782,000 of deferred debt issuance costs were presented as a direct deduction within Long-Term Debt on the Company’s Condensed Consolidated Balance Sheets.  Furthermore, the Company reclassified approximately $846,000 of deferred debt issuance costs from Other Assets – Deferred Financing Costs to Long-Term Debt as of December 31, 2015.

Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014 (the “Signing Date”), AxoGen, as borrower, and AC, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP (“Oberland”), as administrative and collateral agent for the lenders thereto. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen a term loan of $25 million (the “Initial Term Loan”) which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 (“the Initial Closing Date”) resulted in a 10% interest rate.  Under certain conditions, as provided in the Term Loan Agreement, as amended by Amendment 1 to the Term Loan Agreement, dated June 29, 2016, by and among the parties to the Loan Agreement (the “Term Loan Agreement Amendment”), AxoGen has the option to draw an additional $7 million (the “Subsequent Borrowing” and, together with the Initial Term Loan, the “Term Loan”) during the period of July 1, 2016 through September 30, 2016 (the closing date of each such Subsequent Borrowing, a “Subsequent Closing Date” and, together with the Initial Closing Date, the “Closing Dates”) under similar terms and conditions. AxoGen has to comply with certain covenants including limiting new indebtedness, restricting the payment of dividends and maintaining certain levels of revenue. Three Peaks has a first perfected security interest in the assets of AxoGen.

In addition, AxoGen entered into a 10 year Revenue Interest Agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%   AxoGen has to comply with certain covenants including those covenants under the Term Loan.

Under the Term Loan Agreement, AxoGen has the option at any time to prepay the Term Loan, in whole or in part, and the Royalty Interest Agreement, defined below, by making the following payment, and Three Peaks has the right to demand the following payment upon a change of control of AxoGen, sale of a majority of AxoGen’s assets or a material adverse change to AxoGen: (i) on or prior to the first anniversary of the applicable Closing Date, 120% of the outstanding principal amount of the Term Loan or any portion being prepaid; (ii) after the first anniversary but no later than the second anniversary of the applicable Closing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid; (iii) after the second anniversary but no later than the third anniversary of the applicable

Closing Date, 150% of the outstanding principal amount of the Term Loan or any portion being prepaid; or (iv) after the third anniversary of the applicable Closing Date, an amount generating an internal rate of return of 16.25% of the outstanding principal amount of the Term Loan or any portion being prepaid. In all cases, the amount due is reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement. In each such case AxoGen will also owe an additional 3% of the originally advanced Term Loan amount. Upon payment to Three Peaks, AxoGen would have no further obligations to Three Peaks under the Term Loan or the Revenue Interest Agreement.

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

Also in connection with the above transaction, the Company sold 1,375,969 shares of its common stock to Three Peaks for a total of $3.55 million (“Three Peaks Equity Sale”) at a price of $2.58 per share.  Pursuant to the equity purchase provisions in the Three Peaks Term Loan Agreement, in the event that, prior to November 12, 2016, we sell our securities at a lower price per share than the $2.58 per share paid by Three Peaks, or where the terms of such subsequent sale are otherwise more favorable, then in such case we have agreed to match the more favorable terms of such subsequent sale with respect to the shares purchased by Three Peaks. A subsequent sale does not include the issuance of securities or options to our employees, officers, directors or consultants pursuant to our approved employee option pool or any other employee stock purchase or option plan existing as of November 12, 2014.

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

8.    Stock Options

The Company granted stock options to purchase 505,750 shares of its common stock pursuant to the AxoGen Plan for the six months ended June 30, 2016.  Stock-based compensation expense was $569,834 and $328,376 for the three months ended June 30, 2016 and 2015, respectively and $752,789 and $696,625 for the six months ended June 30, 2016 and 2015, respectively. In the period August 2015 through March 2016, we issued 739,000 stock options to certain officers, directors and employees under the AxoGen 2010 stock option plan.  The options were subject to shareholder approval to increase the number of shares authorized under the plan.  On May 26, 2016, the shareholder approval was obtained and as a result we recognized stock-based compensation of $272,240 related to these options for the three months ended June 30, 2016.  Total future stock compensation expense related to nonvested awards is expected to be approximately $2,959,000 at June 30, 2016.

9.   Public Offering of Common Stock

On February 5, 2015, AxoGen entered into an underwriting agreement with Wedbush Securities Inc. (the “Underwriter”) in connection with the offering, issuance and sale (the “February 2015 Offering”) of 4,728,000 shares of the Company’s common stock, at a price to the public of $2.75 per share.  The Company also granted to the Underwriter a 30-day option to purchase up to an aggregate of 709,200 additional shares of the Company’s common stock to cover over-allotments, if any.

As of February 13, 2015, the February 2015 Offering was completed with the sale of 5,437,200 shares of the Company’s common stock, which included the full exercise of the over-allotment option, at $2.75 per share, resulting in gross proceeds to AxoGen from the February 2015 Offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. The shares of Company common stock were listed on the NASDAQ Capital Market.  The February 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the February 2015 Offering, dated February 5, 2015.

On August 26, 2015, the Company entered into the Purchase Agreement with Essex Woodlands Fund IX, L.P. for the purchase of 4,861,111 shares of the Company’s common stock at a public offering price of $3.60 per share, raising approximately $17.5 million in gross proceeds (the “August 2015 Offering”).  The expenses directly related to the August 2015 Offering were approximately $300,000 and were all paid as of December 31, 2015 by the Company.  Such expenses include the Company’s legal and accounting fees, printing expenses, transfer agent fees and miscellaneous fees and costs related to the August 2015 Offering.  Proceeds from the August 2015 Offering will be used for sales and marketing and general working capital purposes. The Company has provided certain demand and “piggy-back” registration rights in connection with this sale of its common stock. The August 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014 and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the August 2015 Offering, dated August 26, 2015.

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

The Fourth Amendment expands the Current Premises by 7,050 square feet (the “Expansion Premises”).  The Fourth Amendment also provides that the Expiration Date (as defined in the Fourth Amendment) of the Lease will be extended to approximately five years from the Occupancy Date (as defined in the Fourth Amendment) of the Expansion Premises, which Occupancy Date is occurred in June 2016.  The original expiration date of the Current Premises remains unchanged; provided, however, that AC shall have the right to extend the Current Premises Term (as defined in the Fourth Amendment) for three additional periods (the “Current Premises Extended Term”), the first such Current Premises Extended Term to commence on November 1, 2018 and end on October 31, 2019, the second such Current Premises Extended Term to commence on November 1, 2019 and end on October 31, 2020, and the third such Current Premises Extended Term to commence on November 1, 2020 and end on the Expiration Date.  AC also has the right to extend the term of the then current Leased Premises (as defined in the Fourth Amendment) for an additional period of five years commencing on the day immediately after the Expiration Date.  AC’s additional annual cost of the Expansion Premises will be approximately $123,000,  $127,000,  $131,000,  $135,000 and $139,000 for years one through five, respectively, of the Lease, with year one commencing on the Occupancy Date.

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

11.  Retirement Plan

AxoGen 401(k) Plan

The Company adopted the AxoGen 401(k) plan (the “401(k) Plan”) in December 2015 with contributions starting in January 2016. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 100% on the first 3% of the employee’s annual salary and 50% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan and contributes at least 5% of the annual salary. Both employee contributions and Company contributions vest immediately.  Employer contributions to this plan for the three and six months ending June 30, 2016, were $92,145 and $171,401, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. and its wholly owned subsidiary AxoGen Corporation (“AC”).

OVERVIEW

We are a global leader in innovative surgical solutions for peripheral nerve injuries. Our portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix ("ECM") coaptation aid for tensionless repair of severed nerves, and AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments. Along with these core surgical products, AxoGen also offers AxoTouchTM Two-Point Discriminator and AcroValTM Neurosensory & Motor Testing System. These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on nerve function. The AxoGen portfolio of products is available in the United States, Canada, the United Kingdom and several European and international countries.

Revenue from the distribution of these products is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen’s revenues increased in the first six months of 2016 compared to 2015 primarily as a result of increased product usage by existing accounts and a price increase effective March 1, 2016.  This increase is consistent with AxoGen’s sales strategy of focusing largely on growing product usage in its existing accounts.

AxoGen has continued to broaden its sales and marketing activity.  This activity is expected to result in additional revenue growth in the long term. In the near term, revenue growth lags behind the increased expenses for market development, such as hiring and training of new sales representatives and surgeon education programs.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

Revenues for the three months ended June 30, 2016 increased 61.8% to approximately $10,382,000 as compared to approximately $6,417,000 for the three months ended June 30, 2015.  This increase was primarily a result of our strategy of focusing largely on growing product usage in our active accounts and to a lesser extent the development of new accounts.  A new account can become an active account in a six month period with repeat orders and increased utilization.  As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.   Finally, AxoGen recognized approximately $32,000 and $128,000 of grant revenue for the three months ended June 30, 2016 and 2015, which decrease is a result of grants maturing and less activity being associated with them that can be billed by the Company.

Gross Profit

Gross profit for the three months ended June 30, 2016 increased 64.5% to approximately $8,847,000 as compared to approximately $5,377,000 for the three months ended June 30, 2015.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the second quarter of 2016, and to a lesser extent by an improvement in gross margin. Gross margin improved to 85.2% for the three months ended June 30, 2016 as compared to 83.8% for the same period in 2015 as a result of processing efficiencies and favorable product mix as a result of changes both within and between product lines as gross profit differs by product.

Costs and Expenses

Total cost and expenses increased 38.8% to approximately $10,453,000 for the three months ended June 30, 2016 as compared to approximately $7,531,000 for the three months ended June 30, 2015. These increases were due primarily to increased sales and marketing activities and costs associated with increased revenue, along with an increase in employee compensation expenses and research and development costs as the Company enrolls patients in its clinical trial for the Avance® Nerve Graft.

Sales and marketing expenses increased 40.9% to approximately $6,780,000 for the three months ended June 30, 2016 as compared to approximately $4,812,000 for the three months ended June 30, 2015. This increase was due primarily to the costs associated with the continued expansion of our direct sales force and surgeon education programs, and to a lesser extent increased support for both our direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 65.3% for the three months ended June 30, 2016 compared to 75.0% for the three months ended June 30, 2015. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 38.0% to approximately $2,736,000 for the three months ended June 30, 2016 as compared to approximately $1,982,000 for the three months ended June 30, 2015. Such increase was primarily a result of increased expenses related to employee compensation, which included a $272,240 non-cash charge related to contingent stock options for which the contingency was satisfied as a result of the approval of the Amendments to the 2010 Stock Incentive Plan at the annual shareholder meeting in May 2016, and professional service fees. Also contributing, to a lesser extent, to the rise in such general and administrative expenses was an increase in bank charges related to sales activity and travel expenses offset by a reduction in certain outside service costs.  As a percentage of revenues, general and administrative expenses were 26.4% for the three months ended June 30, 2016 as compared to 30.9% for the three months ended June 30, 2015. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development expenses increased approximately 27.3% to approximately $937,000 for the three months ended June 30, 2016 as compared to approximately $736,000 for the three months ended June 30, 2015.  Research and development costs include AxoGen’s product development and clinical efforts including the Multicenter, Prospective, Randomized, Subject and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”) study, the phase 3 trial to support the Company’s Biologic License Application (“BLA”). This activity varies from quarter to quarter due to the timing of certain projects and enrollment in RECON.  The increase in expenses for 2016 relate to expenditures for RECON and hiring additional personal to support both RECON and product development activity, offset by reduced costs of the Company’s RANGER® Registry and certain projects that have been completed or are near completion. It is expected that costs associated with RECON will continue to increase as more subjects are enrolled in the trial over approximately the next two years and activity increases to prepare and submit the BLA at the completion of RECON.  Although AxoGen’s products are developed for sale in their current use, it does conduct research and product development efforts focused on new products and new applications for existing products.  AxoGen is active in pursuing research grants to support this research.  The Company’s product pipeline development also contributed to a portion of the research and development expenses in 2016, with grant revenue offsetting a portion of this activity.  Grant revenue has been decreasing as grants have matured and there can be no assurance that new grants providing additional grant revenue will be obtained. As a percentage of revenues, research and development expenses for the three months ended June 30, 2016 were 9.0% as compared to 11.5% for the three months ended June 30, 2015.

Other Income and Expenses

Interest expense increased 13.6% to approximately $1,163,000 for the three months ended June 30, 2016 as compared to approximately $1,024,000 for the three months ended June 30, 2015. This increase was due to the difference in the interest generated by increased revenues related to the Revenue Interest Agreement with Three Peaks.  As a result of the accounting treatment for the Three Peaks transaction, interest expense included approximately $99,000 and $177,000 for the three months ended June 30, 2016 and 2015, respectively, of non-cash expense that is based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. Other than the $99,000 and $177,000 non-cash expense, the remaining $1,064,000 and $847,000 in interest expense for the three months ended June 30, 2016 and 2015, respectively, is related to cash paid for interest on the Term Loan Agreement.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended June 30, 2016 and 2015 due to incurrence of net operating loss in each of these periods.

Comparison of the Six Months Ended June 30, 2016 and 2015:

Revenues

Revenues for the six months ended June 30, 2016 increased 62.7% to approximately $18,494,000 as compared to approximately $11,369,000 for the six months ended June 30, 2015.  This increase was primarily a result of our strategy of focusing largely on growing product usage in our active accounts and to a lesser extent the development of new accounts.  A new account can become an active account in a six month period with repeat orders and increased utilization.  As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.   Finally, AxoGen recognized approximately $78,000 and $270,000 of grant revenue for the six months ended June 30, 2016 and 2015, which decrease is a result of grants maturing and less activity being associated with them that can be billed by the Company.

Gross Profit

Gross profit for the six months ended June 30, 2016 increased 66.4% to approximately $15,554,000 as compared to approximately $9,346,000 for the six months ended June 30, 2015.  Such increase in aggregate dollars was primarily attributable to the increased revenues in the first six months of 2016, and to a lesser extent by an improvement in gross margin. Gross margin improved to 84.1% for the six months ended June 30, 2016 as compared to 82.2% for the same period in 2015 as a result of processing efficiencies and changes in product mix as a result of changes both within and between product lines as gross profit differs by product.

Costs and Expenses

Total cost and expenses increased 40.9% to approximately $19,782,000 for the six months ended June 30, 2016 as compared to approximately $14,043,000 for the six months ended June 30, 2015. These increases were due primarily to increased sales and marketing activities along with increases in employee compensation. These increases were also attributable to expenses associated with being a public company, facility costs and research and development costs associated with the Company’s preparation for, and start of, its clinical trial for Avance® Nerve Graft.

Sales and marketing expenses increased 48.5% to approximately $12,986,000 for the six months ended June 30, 2016 as compared to approximately $8,745,000 for the six months ended June 30, 2015. This increase was due primarily to the costs associated with the continued expansion of the direct sales force and surgeon education programs, and to a lesser extent increased support for both AxoGen’s direct sales force and independent distributors. As a percentage of revenues, sales and marketing expenses were 70.2% for the six months ended June 30, 2016 compared to 76.9% for the six months ended June 30, 2015. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 25.4% to approximately $4,881,000 for the six months ended June 30, 2016 as compared to approximately $3,891,000 for the six months ended June 30, 2015. The increase was primarily a result of increased expenses related to employee compensation, which included a $272,240 non-cash charge related to contingent stock options for which the contingency was satisfied as a result of the approval of the Amendments to the 2010 Stock Incentive Plan at the annual shareholder meeting in May 2016, and professional service fees.  Bank charges related to sales activity also increased, offset by a reduction in certain outside service costs.  As a percentage of revenues, general and administrative expenses were 26.4% for the six months ended June 30, 2016 as compared to 34.2% for the six months ended June 30, 2015. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

Research and development costs increased 36.1% to approximately $1,915,000 in the six months ended June 30, 2016 as compared to approximately $1,407,000 for the six months ended June 30, 2015.  Research and development costs include AxoGen’s product development and clinical efforts including the Multicenter, Prospective, Randomized, Subject and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”) study, the phase 3 trial to support the Company’s Biologic License Application (“BLA”). This activity varies from quarter to quarter due to the timing of certain projects and  enrollment in RECON.  The increase in expenses for 2016 relate to expenditures for RECON and hiring additional personal to support both RECON and product development activity, offset by reduced costs of the Company’s RANGER® Registry and certain projects that have been completed or are near completion. It is expected that costs associated with RECON will continue to increase as more subjects are enrolled in the trial over approximately the next two years and activity increases to prepare and submit the BLA at the completion of RECON.  Although AxoGen’s products are developed for sale in their current use, it does conduct research and product development efforts focused on new products and new applications for existing products.  AxoGen is active in pursuing research grants to support this research.  The Company’s product pipeline development also contributed to a portion of the research and development expenses in 2016, with grant revenue offsetting a portion of this activity.  Grant revenue has been decreasing as grants have matured and there can be no assurance that new grants providing additional grant revenue will be obtained. As a percentage of revenues, research and development expenses for the six months ended June 30, 2016 were 10.4% as compared to 12.4% for the six months ended June 30, 2015.

Other Income and Expenses

Interest expense increased 7.3% to approximately $2,166,000 for the six months ended June 30, 2016 as compared to approximately $2,019,000 for the six months ended June 30, 2015.  This increase was due to the difference in the interest generated by increased revenues related to the Revenue Interest Agreement with Three Peaks.  As a result of the accounting treatment for the Three Peaks transaction, interest expense included approximately $202,000 and $369,000 for the six months ended June 30, 2016 and 2015, respectively, of non-cash expense that is based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. Other than the $202,000 and $369,000 non-cash expense, the remaining $1,964,000 and $1,650,000 in interest expense for the six months ended June 30, 2016 and 2015, respectively, is related to cash paid for interest on the Term Loan Agreement.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the six months ended June 30, 2016 and 2015 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow during 2016 or the fiscal years ended 2015 or 2014.

Liquidity and Capital Resources

Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into the Term Loan Agreement with the lenders party thereto and Three Peaks, as administrative and collateral agent for the lenders party thereto. Under the Term Loan Agreement, Three Peaks has agreed to lend to AxoGen the Initial Term Loan which has a six year term and requires interest only payments and a final principal payment due at the end of the term. Interest is payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of the Initial Closing Date resulted in a 10% interest rate. Under certain conditions, as provided in the Term Loan Agreement, as amended by the Term Loan Agreement Amendment, AxoGen has the option to draw an additional $7 million as a Subsequent Borrowing during the period of July 1, 2016 through September 30, 2016 under similar terms and conditions. AxoGen has to comply with certain covenants including limiting new indebtedness, restricting the payment of dividends and maintaining certain levels of revenue. Three Peaks has a first perfected security interest in the assets of AxoGen.

In addition, AxoGen entered into a 10 year Revenue Interest Agreement with Three Peaks. Royalty payments are based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period. In the event the Subsequent Borrowing is drawn, the royalty rate increases proportionally up to a maximum of 4.80%. AxoGen has to comply with certain covenants including those covenants under the Term Loan.

Under the Term Loan Agreement, AxoGen has the option at any time to prepay the Term Loan, in whole or in part, and the Royalty Interest Agreement by making the following payment, and Three Peaks has the right to demand the following payment upon a change of control of AxoGen, sale of a majority of AxoGen’s assets or a material adverse change to AxoGen: (i) on or prior to the first anniversary of the applicable Closing Date, 120% of the outstanding principal amount of the Term Loan or any portion being prepaid; (ii) after the first anniversary but no later than the second anniversary of the applicable Closing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid; (iii) after the second anniversary but no later than the third anniversary of the applicable Closing Date, 150% of the outstanding principal amount of the Term Loan or any portion being prepaid; or (iv) after the third anniversary of the applicable Closing Date, an amount generating an internal rate of return of 16.25% of the outstanding principal amount of the Term Loan or any portion being prepaid. In all cases, the amount due is reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement. In each such case AxoGen will also owe an additional 3% of the originally advanced Term Loan amount. Upon payment to Three Peaks, AxoGen would have no further obligations to Three Peaks under the Term Loan or the Revenue Interest Agreement.

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

As a result of the accounting treatment for the Three Peaks transaction, interest expense included approximately $99,000 and $177,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $202,000 and $369,000 for the six months ended June 30, 2016 and 2015, respectively, of non-cash expense that is based upon the terms of the Three Peaks transaction and increases in AxoGen revenues. Other than the $202,000 and $369,000 non-cash expense, the remaining $1,964,000 and $1,650,000 in interest expense for the six months ended June 30, 2016 and 2015, respectively, is related to cash paid for interest on the Term Loan Agreement.

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

The Company had no material commitments for capital expenditures at June 30, 2016.

Public Offering of Common Stock

On February 5, 2015, AxoGen entered into an underwriting agreement with the Underwriter in connection with the February 2015 Offering.  The Company also granted to the Underwriter a 30-day option to purchase up to an aggregate of 709,200 additional shares of its common stock to cover over-allotments, if any.

As of February 13, 2015, the February 2015 Offering was completed with the sale of 5,437,200 shares of the Company’s common stock, which included the full exercise of the over-allotment option, at $2.75 per share, resulting in gross proceeds to AxoGen from the February 2015 Offering of approximately $15.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by AxoGen estimated at approximately $1.4 million. The shares of Company common stock were listed on the NASDAQ Capital Market.  The February 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the February 2015 Offering, dated February 5, 2015.

On August 26, 2015, the Company entered into the Purchase Agreement with ESSEX WOODLANDS for the purchase of 4,861,111 shares of the Company’s common stock at a public offering price of $3.60 per share, raising approximately $17.5 million in gross proceeds before deducting expenses related to the August 2015 Offering.  The expenses directly related to the August 2015 Offering were approximately $300,000 and were paid by the Company.  Such expenses include the Company’s legal and accounting fees, printing expenses, transfer agent fees and miscellaneous fees and costs related to the August 2015 Offering.  Proceeds from the August 2015 Offering will be used for sales and marketing and general working capital purposes. The Company has provided certain demand and “piggy-back” registration rights in connection with this sale of the Company’s common stock. The August 2015 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195588) previously filed with the SEC on April 30, 2014, and pursuant to the prospectus supplement and the accompanying prospectus describing the terms of the August 2015 Offering, dated August 26, 2015.

Cash Flow Information

AxoGen had working capital of approximately $25.82 million and a current ratio of 7.58 at June 30, 2016, compared to working capital of $31.34 million and a current ratio of 9.45 at December 31, 2015. The decrease in working capital and the current ratio at June 30, 2016 as compared to December 31, 2015 was due primarily to the use of working capital to fund operations, including the purchase of certain equipment related to the distribution and processing facilities.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

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

If AxoGen needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain actions, such as, slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

During the six months ended June 30, 2016, the Company had a net decrease in cash and cash equivalents of approximately $7,636,000 as compared to a net increase of cash and cash equivalents of approximately $7,407,000 for the six months ended June 30, 2015. The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

The Company used approximately $7,406,000 of cash for operating activities for the six months ended June 30, 2016, as compared to using approximately $6,011,000 of cash for operating activities for the six months ended June 30, 2015.

This increase in cash used in operating activities is primarily attributable to the increase in accounts receivable, inventory and prepaid expenses accompanied by the net loss generated for the three months ended June 30, 2016, offset by the increase in our accounts payable and accrued expenses.

Cash used for investing activities

Investing activities for the six months ended June 30, 2016 used approximately $554,000 of cash as compared to using approximately $187,000 of cash for the six months ended June 30, 2015. This increase in use is principally attributable to the non-recurrence of purchases of certain fixed assets for the expansion of the worldwide distribution facility in Burleson, Texas and purchase of certain fixed assets for the new processing facility in Dayton, Ohio.

Cash provided by financing activities

Financing activities for the six months ended June 30, 2016 provided approximately $324,000 of cash as compared to providing approximately $13,605,000 of cash for the six months ended June 30, 2015. The cash provided in the six months ended June 30, 2015 was due to proceeds received from the February 2015 Offering.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the six months ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED STATES

PART II –OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business, some of which relate to some or all of certain of our patents. While it is not possible to determine the outcome of these matters, management does not expect that the ultimate costs to resolve these matters will materially adversely affect our business, financial position, or results of operations.

The Company is not a party to any material litigation as of June 30, 2016.

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

10.1*

Amendment No. 3 to Employment Agreement, effective as of June 1, 2016, by and between Gregory G. Freitag and AxoGen, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).

10.2

Amendment 1 to Term Loan Agreement, dated as of June 29, 2016, by and among AxoGen, Inc., AxoGen Corporation, Three Peaks Capital S.a.r.l. and Oberland Capital Healthcare Master Fund LP. (incorporated by reference to Exhibit 10.18.4 to the Company’s Current Report on Form 8-K filed on July 6, 2016).

10.3

Second Amendment to the Amended and Restated Standard Exclusive License Agreement No. A5140, dated as of July 5, 2016, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016).

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

AXOGEN, INC.

Dated August 3, 2016	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Amendment No. 3 to Employment Agreement, effective as of June 1, 2016, by and between Gregory G. Freitag and AxoGen, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).

10.2

Amendment 1 to Term Loan Agreement, dated as of June 29, 2016, by and among AxoGen, Inc., AxoGen Corporation, Three Peaks Capital S.a.r.l. and Oberland Capital Healthcare Master Fund LP. (incorporated by reference to Exhibit 10.18.4 to the Company’s Current Report on Form 8-K filed on July 6, 2016).

10.3

Second Amendment to the Amended and Restated Standard Exclusive License Agreement No. A5140, dated as of July 5, 2016, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016).

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