Form 10-K
period 2016-12-31
AxoGen, Inc.
filed 2017-03-01
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

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

Registrant’s telephone number, including area code: (386)462-6800

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $154,307,062 based upon the last reported sale price of our common stock on the NASDAQ Capital Market.

The number of shares outstanding of the Registrant’s common stock as of February 28,  2017 was 33,013,676 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (the “Company”, “AxoGen”, “we”, “our”, or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will" variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our assessment on our internal control over financial reporting, our growth, our 2017 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our visibility at and sponsorship of conferences and educational events. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-K should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the Securities and Exchange Commission, including as described in “Risk Factors” included in Item 1A of this Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

General

We are a global leader in innovative surgical solutions for peripheral nerve injuries.  We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and AviveTM Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and AcroValTM Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on nerve function.  Our portfolio of products is available in the United States, Canada, the United Kingdom and several European and other international countries.

Peripheral nerves provide the pathways for both motor and sensory signals throughout the body and their damage can result in the loss of muscle function and/or feeling. Nerves can be damaged in a number of ways. When a nerve is cut due to a traumatic injury or surgery, functionality of the nerve may be compromised, causing the nerve to no longer carry the signals to and from the brain to the muscles and skin and reducing or eliminating functionality. This type of injury generally requires a surgical repair. The traditional gold standard has been to either suture the nerve ends together directly without tension or to bridge the gap between the nerve ends with a less important nerve surgically removed from elsewhere in the patient’s own body, referred to as nerve autograft. Nerves that are not repaired or heal abnormally can form a complication called a neuroma which may send altered signals to the brain resulting in the sensation of pain. This abnormal section of nerve can, under certain circumstances, be surgically cut out and the resulting gap repaired.  In addition, compression on a nerve, blunt force trauma or other irritations to a  nerve can cause nerve injuries that may alter the signal conduction of the nerve and require surgical intervention or result in pain.

In order to improve the options available for the surgical repair and regeneration of peripheral nerves, AxoGen has developed and licensed regenerative medicine technologies. AxoGen’s innovative approach to regenerative medicine has resulted in first-in-class products that it believes are redefining the peripheral nerve repair market.    AxoGen’s products are used by surgeons during surgical interventions to repair a wide variety of nerve injuries throughout the body.  These injuries range from a simple laceration of a finger to a complex brachial plexus injury (an injury to the network of nerves that originate in the neck) as well as nerve injuries caused by dental, orthopedic and other surgical procedures. Avance® Nerve Graft provides surgeons an implant with the micro-architecture of a human nerve. This structure is essential and allows for bridging nerve gaps or discontinuities up to 70mm in length. Additionally, Avance® Nerve Graft has product and sales synergies with AxoGuard® Nerve Protector, AxoGuard® Nerve Connector and AviveTM Soft Tissue Membrane. AxoGuard® products provide the unique features of pliability, suturability, and translucence for visualization of the underlying nerve, while also allowing the extracellular matrix to remodel utilizing the patient’s own cells.    AviveTM Soft Tissue Membrane is minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.

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

Regenerative medicine products typically consist of and rely on:

i.	A scaffold or ECM to support the cells and/or provide the architecture of the tissue; and/or
ii.	Cells to regenerate or remodel the scaffold.

AxoGen’s Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector are ECM scaffolds, and utilize the patients’ own cells to remodel or regenerate these scaffolds.    AviveTM Soft Tissue Membrane is a resorbable covering to keep tissue structures apart while providing the known beneficial properties of the placental membrane.

Peripheral Nerves and Their Regeneration

The peripheral nervous system, or PNS, consists of nerves that either extend outside of, or reside outside of, the central nervous system (primarily the brain and spinal cord).  Peripheral nerves provide the pathway for signals between the central nervous system and target organs, regulating movement (motor nerves) and touch (sensory nerves).  Therefore, if a peripheral nerve is crushed, severed, or otherwise damaged, its ability to deliver signals to the target organs is eliminated, or significantly reduced, and could result in a loss of sensation and/or motor functionality.  The axon portion of the nerve cell, consisting of cell cytoplasm and resembling a hair-like fiber, carries signals from the cell body to the target organ.  Axons can be quite long, even exceeding one meter, but are only a few micrometers in diameter.  A typical nerve consists of hundreds of axons that lie within long, thin tubes (endoneurial tubes).  Analogous to a wiring cable, these endoneurial tubes are bundled together in groups called fascicles, and each nerve may contain numerous fascicles.  This sheath structure provides protection for the axons and support for regeneration in the event of injury.  Nerve injury occurs when a sufficient number of axons have been crushed or transected (severed), thereby disrupting signals to the target motor or sensory organ.

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

Chronic inflammation can impair tissue regeneration and result in scarring and fibrosis that, in turn, can irritate and compress the nerve.  Trauma and surgical interventions can trigger the body’s repair response which can result in inflammation in the surgical arena (nerve and/or surrounding tissue).  When this occurs it can compromise the surgical outcomes of nerve repair.  Avive™ Soft Tissue Membrane reduces the risk of compression of tissues it covers.

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

Drawbacks of repair with autograft nerve eventually led to the development of hollow tube conduits, or hollow tube nerve cuffs for Primary Repair and Gap Repair made of, for instance, bovine collagen or polyglycolic acid.  The nerve cuff is typically an absorbable hollow tube that, unlike natural peripheral nerve, does not have internal microarchitecture and endoneurial tubes to support regenerating axons; as a result, it is deficient in the qualities that natural nerve possesses to support nerve regeneration across a gap.  Hollow-tubes may also lack pliability and structural integrity needed when used around joints and may be difficult to use in a confined space.  Clinical data has demonstrated that hollow tubes are most effective when used in very short gaps, what AxoGen defines as Primary Repair, and the reliability of successful nerve recovery diminishes as gap length increases.

The shortcomings of hollow-tubes for nerve repair limit where they may be used effectively. Thus, AxoGen believes the nerve repair market needs an alternative off-the-shelf product that offer other features such as a natural ECM scaffold and three-dimensional structure of a typical nerve for bridging nerve discontinuities without the comorbidities of an additional surgical site required for harvest of autograft nerve tissue. AxoGen believes its Avance® Nerve Graft and AxoGuard® Nerve Connector products address the market needs for both Primary Repair and Gap Repair.

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

Chronic inflammation can impair tissue regeneration and result in scarring and fibrosis that, in turn, can irritate and compress the nerve.  Trauma and surgical interventions can trigger the body’s repair response which can result in inflammation in the nerve and/or the tissue surrounding the nerve.  When this occurs it can compromise the surgical outcomes of nerve repair.  AviveTM Soft Tissue Membrane can be proactively used in these surgical applications (“Proaction”).  AviveTM Soft Tissue Membrane has been specifically designed as a soft tissue covering to modulate inflammation, provide a longer resorption profile to separate the tissue layers for at least 16 weeks and to provide the handling and suturability features the Company believes is favored by nerve surgeons.

Based on estimates prepared by AxoGen, it believes the United States PNI market for its current product portfolio for Extremity, Oral and Carpal Tunnel Revision is $1.8 billion (the “Market”).  We estimate that the Extremity portion of the Market is approximately $1.5 billion.  The estimated size of the Extremity portion of the market is based upon epidemiological studies regarding the general number of trauma patients, physician interviews and incidence of PNI in the population.  AxoGen believes each year in the U.S. more than 1.4 million people suffer traumatic injuries to peripheral nerves. AxoGen estimates that traumatic injuries to peripheral nerves result in over 700,000 extremity nerve repair procedures (“Health”, United States, 2011, Publication of U.S. Department of Health & Human Services; Noble, et al. J of Trauma Injury Infection and Critical Care 1998; Kurt Brattain, MD, Magellan Medical Technology Consultants, Inc., Minneapolis, Minnesota 2013).  AxoGen further estimated the portion of extremity nerve repair procedures that would be addressed by AxoGen’s Gap Repair, Primary Repair, Nerve Protection and Proaction products and applied the average sales price of the AxoGen product appropriate to the procedure (Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector and AviveTM Soft Tissue Membrane, respectively). As a result, AxoGen estimates that the market sizes, within the Extremity portion of the Market, for our Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector and AviveTM Soft Tissue Membrane products are approximately $668 million, $161 million,  $238 million and $439 million, respectively.

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

AxoGen estimates that the Carpal & Cubital Tunnel portion of our market is approximately $188 million, or 118,000 procedures. According to literature, there are approximately 500,000 primary carpal tunnel and 53,000 primary cubital tunnel relief surgeries performed annually in the U.S. For carpal tunnel, AxoGen estimates that our addressable market is the 20% of carpal tunnel surgeries that require revision procedures to address the recurrence of symptoms. From the 53,000 primary cubital tunnel surgeries, AxoGen estimates that our addressable market is 18,000 of such surgeries comprised of revision and primary interventions.   As a result, AxoGen estimates that approximately 100,000 carpal tunnel revision surgeries and 18,000 total cubital tunnel procedures are addressable each year in the U.S. to mitigate the recurrence of symptoms. These revision and primary surgeries are required due to compression of the nerve due to soft tissue attachments from the surrounding tissue or tissue infiltration entrapping the nerve. To prevent additional recurrences, surgeons will opt to use a Nerve Protection product such as the AxoGuard® Nerve Protector. In order to derive the Carpal & Cubital Tunnel portion of the Market, AxoGen multiplied the average sales price of our AxoGuard® Nerve Protector by the number of estimated procedures

AxoGen continues to look at expansion markets beyond those that AxoGen has defined as Extremity, Oral and Carpal Tunnel.   In addition to these areas, AxoGen believes a market exists to treat nerves that are severed during the removal of both benign and cancerous tumors.  For example, nerves may be injured or removed during a surgical prostatectomy to remove prostate cancer resulting in impotence and incontinence.  Further, a patient who receives repair of peripheral nerves in the breast following a mastectomy and reconstruction, may avoid the reduced sensation typically experienced by many breast cancer patients.  AxoGen believes that we will continue to identify market expansion opportunities for our current product portfolio.

AxoGen’s Product Portfolio

Overview of AxoGen’s Products

AxoGen’s proprietary products and technologies are designed to overcome fundamental challenges in nerve repair. AxoGen’s Avance® Nerve Graft is the alternative to autografts and other off-the-shelf nerve repair products for nerve gaps up to 70mm in length.  AxoGuard® Nerve Connector is a coaptation aid for transected nerve injuries.  AxoGuard® Nerve Protector is a protective wrap for nerves damaged by compression, or where the surgeon wants to protect and isolate the nerve during the healing process after surgery.  AviveTM Soft Tissue Membrane expands the surgical repair portion of the product portfolio and offers a resorbable covering to keep tissue structures apart while providing the known beneficial properties of placental membrane.

 The AxoGen surgical solution product portfolio provides surgeons off-the-shelf products for a wide variety of peripheral nerve injuries.

Functional measurements play an important role in the evaluation of nerve function. It assists the healthcare professionals in detecting changes in sensation or muscle strength, assessing return of sensory or motor function, establishing effective treatment interventions, and providing feedback to the patients Standardized evaluation and measurement of nerve function is also an important part of identifying nerve injuries and determining treatment outcomes.  AxoGen’s functional measurement products include the AxoTouchTM Two-Point Discriminator tool (for sensory function) and the AcroValTM Neurosensory and Motor Testing System (for sensory and motor function).

Avance® Nerve Graft

Avance® Nerve Graft is intended for the surgical repair of peripheral nerve discontinuities to support regeneration across the defect (a gap created when the nerve is severed).  It is intended to act as a bridge in order to guide and structurally support axonal regeneration across a nerve gap caused by traumatic injury or surgical intervention.  Avance® Nerve Graft is decellularized and sterile extracellular matrix (ECM) processed from human peripheral nerve tissue.  AxoGen developed the Avance® Nerve Graft by following the guiding principle that the human body created the optimal nerve structure.  AxoGen, through its licensing efforts and research, developed the Avance® process, a proprietary method for processing recovered human peripheral nerve tissue in a manner that preserves the essential structure of the ECM while cleansing away cellular and noncellular debris.  Avance® Nerve Graft provides the natural nerve structure of an autograft and the ease and availability of an off-the-shelf product.  AxoGen believes that Avance® Nerve Graft is the first off-the-shelf human nerve allograft for bridging nerve discontinuities. Avance® Nerve Graft is comprised of bundles of small diameter endoneurial tubes that are held together by an outer sheath called the epineurium.  Avance® Nerve Graft has been processed to remove cellular and noncellular factors such as cells, fat, blood, axonal debris and chondroitin sulfate proteoglycans (“CSPG”), while preserving the three-dimensional laminin lined tubular bioscaffold (i.e. microarchitecture), epineurium and microvasculature of the peripheral nerve. After processing, Avance® Nerve Graft is flexible and pliable, and its epineurium can be sutured in place allowing for tension-free approximation of the proximal and distal peripheral nerve stumps.  The design results in a product that has clean and clear pathways for the regenerating axons to grow through.  During the healing process, the body revascularizes and gradually remodels the graft into the patient’s own tissue while allowing the processed nerve allograft to physically support axonal regeneration across the nerve discontinuity.

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

AxoGuard® Nerve Connector

AxoGuard® Nerve Connector is a coaptation aid used to align and connect severed nerve ends in a tensionless repair. The product is in a tubular shape with an open lumen on each end where the severed nerve ends are placed.  It is typically used when the gap between the nerve ends is less than 5mm in length.  AxoGuard® Nerve Connector is made from a minimally processed porcine ECM which allows the body’s natural healing process to repair the nerve while its tube shape isolates and protects the injured nerves during the healing process.  During healing, the patient’s own cells incorporate into the extracellular matrix product to remodel and form a tissue similar to the outermost layer of the nerve (nerve epineurium).  AxoGuard® Nerve Connector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

AxoGuard® Nerve Connector can be used:

•	As an alternative to direct suture repair;
•	To relieve tension at the coaptation site of severed nerves;
•	To aid coaptation in direct repair, grafting, or cable grafting repairs;
•	To reduce the risk of forced fascicular mismatch; and
•	To reinforce the coaptation site.

AxoGuard® Nerve Connector has the following advantages:

•	Minimally processed porcine submucosa extra-cellular matrix product used to repair severed nerve tissue;
•	Alleviates tension at the repair site;
•	Remodels into the patient’s own tissue instead of degrading;
•	Reduces the number of required sutures (versus direct repair with suture) allowing for up to 40% reduced surgery time (Boechstyns, Jhand Surg. 2013;38:2405-2411);
•	Moves location of sutures away from the coaptation face;
•	Reduces potential for fascicular mismatch;
•	Allows visualization of underlying nerve tissue;

•	Available in seven different diameters and two different lengths to address a variety of nerve repair situations;
•	Conforms to the nerve;
•	Strong and flexible, easy to suture; and
•	Stored at room temperature with an 18-month shelf life.

AxoGuard® Nerve Protector

AxoGuard® Nerve Protector is a product used to protect and wrap injured peripheral nerves and reinforce reconstructed nerve gaps while preventing soft tissue attachments. It is designed to protect and isolate the nerve during the healing process after surgery by creating a barrier between the nerve tissue and the surrounding tissue bed.  The product is delivered in a slit tube format allowing it to be wrapped around nerve structures.  AxoGuard® Nerve Protector is made from a minimally processed porcine ECM.  During healing, the ECM remodels allowing the protector to separate the nerve from the surrounding tissue.  AxoGuard® Nerve Protector competes against off-the-shelf biomaterials such as reconstituted collagen as well as the use of the patients own tissue such as vein and hypothenar fat pad wrapping.  AxoGuard® Nerve Protector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

AxoGuard® Nerve Protector can be used to:

•	Protect injured nerves or nerve repair sites from surrounding tissue;
•	Minimize risk of soft tissue attachments and entrapment in compressed nerves;
•	Protect nerves in a traumatized wound bed; and
•	Reinforce a coaptation site.

AxoGuard® Nerve Protector has the following advantages:

•	Minimally processed Porcine submucosa bioscaffold used to reinforce a coaptation site, wrap a partially severed nerve or protect nerve tissue;
•	Creates a protective layer that isolates and protects the nerve in a traumatized wound bed;
•	Remodels into the patient’s own tissue instead of degrading;
•	Easily conforms and provides 360 degree wrapping of injured nerve tissue;
•	Supports the body’s own natural wound healing;
•	Minimizes the potential for soft tissue attachments and nerve entrapment by physically isolating the nerve during the healing process;
•	Allows nerve gliding;
•	Strong and flexible, plus easy to suture;
•	Is available in five different widths and two different lengths to address a variety of nerve repair situations; and
•	Stored at room temperature with an 18-month shelf life.

AviveTM Soft Tissue Membrane

AviveTM Soft Tissue Membrane is minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to  separate tissues and modulate inflammation in the surgical bed.    Chronic inflammation can impair tissue regeneration and result in scarring and fibrosis that, in turn, can irritate and compress the nerve.  Trauma and surgical interventions can trigger the body’s repair response which can result in inflammation in the surgical arena (nerve and/or surrounding tissue).  When this occurs it can compromise the surgical outcomes of nerve repair.

For decades, the medical community has realized the beneficial qualities of human amniotic membrane and continues to utilize this natural tissue in applications across the body.  AviveTM Soft Tissue Membrane offers a resorbable anatomical covering to keep tissue surfaces apart.  AviveTM Soft Tissue Membrane is provided sterile and in a variety of sizes to meet the surgeon’s surgical needs.

AviveTM Soft Tissue Membrane:

•	Serves as a permeable membrane to separate tissues in the surgical bed; and
•	Modulates inflammation in the surgical bed.

AviveTM Soft Tissue Membrane has the following advantages:

•	Amniotic membrane that is naturally resorbable;
•	Is non-immunogenic;
•	Minimally processed to preserve the natural properties of umbilical cord amniotic membrane;
•	Comprised of umbilical cord amniotic membrane which is up to eight times thicker than amniotic sac alone;
•	Long lasting (in animal studies, stays in place for at least 16 weeks);
•	Easy to handle, suture or secure during a surgical procedure;
•	Conforms and stays in place at the application site;
•	Chorion Free (reducing the likelihood of immune response); and
•	Room temperature storage with a two-year shelf life.

 AcroValTM Neurosensory and Motor Testing System

AcroValTM Neurosensory and Motor Testing System is a device for evaluating patients with peripheral nerve conditions.  We believe that an important step for improving patient outcomes is to support the standardized evaluation and measurement of nerve function.  Today there is little consistency of measurement protocols. With the AcroValTM system examiners will have digital, less subjective results for their patients with conditions like peripheral neuropathy, nerve compression syndromes, and transected nerves. Ultimately, we believe that standardization of evaluation and measurement techniques will facilitate comparison and interpretation of clinical results leading to better understanding and care for patients with peripheral nerve conditions.

Dr. A. Lee Dellon, a world-renowned peripheral nerve expert, developed the nerve functional evaluation and measurement system over 25 years ago.  We acquired the rights to his device in 2015 and launched the product in March 2016. The AcroValTM consists of three different devices designed to evaluate hand strength and neurosensory function:

•	AcroGripTM - hand grip strength measurement;
•	AcroPinchTM – pinch strength measurement; and
•	Pressure-Specified Sensory DeviceTM (PSSD) – somatosensory evaluation and measurement device.

AcroValTM can be used to assist healthcare professionals:

•	In detecting changes in sensation, pinch strength or grip strength;
•	Assessing return of sensory or motor function;
•	Establishing effective treatment interventions; and
•	Providing feedback to patients.

AcroValTM has the following advantages:

•	Quantitative, electronic pre and post-intervention results;
•	Flexible format to allow for additional measurement devices;
•	Assessment of severity of nerve entrapment syndromes;
•	Noninvasive; and
•	Reference database to provide baseline standards and support patient education.

AxoTouchTM Two Point Discriminator

The AxoTouchTM Two-Point Discriminator tool can be used to measure the innervation density of any surface area of the skin. The discs are useful for determining sensation after a nerve injury, following the progression of a repaired nerve, and during the evaluation of a person with a possible nerve injury, such as nerve division or nerve compression.

The AxoTouchTM Two-Point Discriminator tool is a set of two aluminum discs each containing a series of prongs spaced between two to 15 millimeters apart. Additionally, 20 and 25 millimeter spacing is provided. A circular depression on either side of the disc allows ease of rotation. The discs can be rotated between a single prong for testing one-point and any of the other spaced prongs for testing two-point intervals.

AxoTouchTM Two-Point Discriminator has the following advantages:

•	Capable of measuring the innervation density of any skin surface;
•	Portable and easy to use;
•	Strong aluminum design is resistant to bending;
•	Bright colors allow for clear discrimination between discs;
•	Clear numbering allows users to interpret results; and
•	Reusable carry case protects discs.

Tissue Recovery and Processing for Avance® Nerve Graft and AviveTM Soft Tissue Membrane

Avance® Nerve Graft Processing Overview

Over several years, AxoGen has developed the Avance® Process, an advanced and proprietary technique to process the Avance® Nerve Graft from donated peripheral nerve tissue.  The Avance® Process requires special training over several months for each manufacturing associate who processes Avance® Nerve Grafts.  The processing and manufacturing system for Avance® Nerve Graft has required significant capital investment, and we plan to make additional investments to continually improve our manufacturing and quality assurance processes and systems.    AxoGen’s Avance® Process is depicted as follows:

Avance® Nerve Graft and AviveTM Soft Tissue Membrane Processing

The AxoGen’s Avance® Process and SMART processing of AviveTM Soft Tissue Membrane consists of several steps, including peripheral nerve tissue, in the case of Avance®, and umbilical cord, in case of AviveTM,  recovery and testing, donor medical review and release, processing, packaging, and sterilization to meet or exceed all applicable U.S. Food and Drug Administration (the “FDA”), state, and international regulations and American Association of Tissue Banks (“AATB”) standards.  As an FDA registered tissue establishment, AxoGen utilizes both its own personnel and a variety of subcontractors for recovery, storage, testing, processing and sterilization of the donated peripheral nerve and umbilical cord tissue. Additionally, independent certified laboratories have been contracted by AxoGen and its subcontractors to perform testing.  The safety of Avance® Nerve Graft and AviveTM Soft Tissue Membrane is supported by donor screening, process validation, process controls, and validated terminal sterilization methods. The AxoGen Quality System has built in redundancies so that each product released for implantation meets our stringent quality control and product requirements.

Avance® Nerve Graft and AviveTM Soft Tissue Membrane Tissue Recovery and Processing Facility

AxoGen partners with FDA registered tissue establishments and AATB accredited recovery agencies or recovery agencies in compliance with AATB standards for human tissue recovery. After consent for donation is obtained, donations are screened and tested in detail for safety in compliance with the federal regulations and AATB standards on communicable disease transmission.  AxoGen processes and packages Avance® Nerve Graft and AviveTM Soft Tissue Membrane using its employees and equipment.   From 2009 until February 2016 Avance® Nerve Graft processing and packaging was performed in a clean room facility at LifeNet Health, Virginia Beach, Virginia (“LifeNet Health”).  Business requirements of LifeNet Health led to their need for additional space and they notified AxoGen that AxoGen would need to transition out of the Virginia Beach facility on or before February 27, 2016.  On August 6, 2015 AxoGen entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft in the clean room facility pursuant to the CTS Agreement began in February 2016. AviveTM Soft Tissue Membrane is now processed at CTS under this same agreement.

The CTS Agreement is for a five-year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, upon 18 months prior notice. Under the CTS Agreement AxoGen pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of AxoGen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.  The CTS facility provides a cost effective, quality controlled and licensed facility.   However, AxoGen could reproduce a manufacturing space that would meet its needs if it no longer continued its relationship with CTS. AxoGen’s processing methods and process controls have been developed and validated to ensure product uniformity and quality.  Pursuant to the CTS Agreement, AxoGen pays license fees on a monthly basis to CTS which total an annual amount of approximately $753,000.

Avance® Nerve Graft and AviveTM Soft Tissue Membrane Packaging

After processing, each Avance® Nerve Graft and AviveTM Soft Tissue Membrane is visually inspected and organized by size into finished product codes. It is then packaged in primary packaging.  The outer pouch is the primary sterility and moisture barrier.  The packaging operation is performed in a controlled environment at CTS.

Avance® Nerve Graft and AviveTM Soft Tissue Membrane Sterilization and Labeling

After being processed and packaged, Avance® Nerve Graft and AviveTM Soft Tissue Membrane are then terminally sterilized and shipped to its Burleson, Texas distribution facility (the “Distribution Facility”).  There the products receive their final labels and are released following a final stringent technical and quality review.  Orders for Avance® Nerve Graft and AviveTM Soft Tissue Membrane are placed with AxoGen’s customer care team and the products are packaged and shipped from the Distribution Facility.

Avance® Nerve Graft  and AviveTM Soft Tissue Membrane Product Release

The AxoGen Quality System meets the requirements set forth under 21 CFR Part 1271 for Human Cells, Tissues and Cellular and Tissue-Based Products, including Good Tissue Practices (“GTP”) and is compliant with the 21 CFR Part 820 Quality System Regulations (“QSR”).  AxoGen has established quality procedures for review of tissue recovery, relevant donor medical record review and release to processing that meet or exceed FDA requirements as defined in 21 CFR Part 1271, state regulations, international regulations and AATB standards.  Furthermore, AxoGen utilizes validated processes for the handling of raw material components, environmental control, processing, packaging and terminal sterilization.  In addition to ongoing monitoring activities for product conformity to specifications and sterility, shipping methods have been validated in accordance with applicable industry standards.

Manufacturing of AxoGen Products Other Than Avance® Nerve Graft and AviveTM Soft Tissue Membrane

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

Manufacturing for the AcroValTM Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator

The AcroValTM Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator are contract manufactured by Viron Technologies, doing business as Cybernetics Research Laboratories (“CRL”), Tucson, Arizona.   CRL provides the AcroValTM to the Company’s Distribution Facility and AxoGen performs final inspection and packaging for customer shipment.  CRL provides warranty service on behalf of the Company for the AcroValTM and maintains certain levels of spare parts inventory for manufacturing and fulfillment of warranty work. CRL supplies the AxoTouch unpackaged and it is packaged at the Distribution Facility.

We believe CRL has capacity to support any future volumes of AcroValTM and AxoTouchTM.

Sales and Marketing

Overview

The AxoGen portfolio of nerve repair solutions, consisting of the Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector and AviveTM Soft Tissue Membrane, offers a full range of products for surgical peripheral nerve repair needs.  Its AcroValTM Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory function, establishing effective treatment interventions, and providing feedback to patients.  AxoGen is focused on the developing market of peripheral nerve repair and regeneration, is committed to improving awareness of new surgical peripheral nerve repair options and is advancing evaluation capabilities for nerve issues, as well as building additional scientific and clinical data to assist surgeons and patients in making informed choices.  AxoGen believes that there is an opportunity to rethink current approaches to nerve repair and that its approach will solidify its position as a leader in the field of products for peripheral nerve injuries. The following provides the key elements of AxoGen’s sales and marketing strategy.

Increase Awareness of AxoGen’s Products

Prior to the introduction of AxoGen’s portfolio of nerve repair products, surgeons had a limited number of options available for the surgical repair of nerve injuries.  AxoGen entered the market to improve the standard of care for patients.  Unlike other off-the-shelf options, AxoGen’s Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector  nerve repair products are composed of an extracellular matrix which remodels into the patient’s own tissue and provides physical support for the body’s natural healing process.  AviveTM Soft Tissue Membrane expands  the surgical repair portion of the product portfolio and is a soft tissue membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.

AxoGen intends to increase market share by improving awareness of nerve repair techniques and AxoGen’s products through the continued use of educational conferences and presentations, surgical resident and fellow training, scientific publications, and a knowledgeable and professional sales team.  AxoGen works to increase usage within active accounts as well as expand the overall customer base by adding new active accounts.  AxoGen defines an “active account” as an account that has ordered one or more of AxoGen’s surgical products six or more times in the last twelve months.  AxoGen is focused on plastic reconstructive surgeons and orthopedic and plastic hand surgeons who perform surgeries on patients suffering traumatic nerve injuries and who perform hand reconstructive surgeries and certain oral surgeons who repair oral nerve injuries.

Expand Clinical and Scientific Data Regarding the Performance of AxoGen Products

Generating clinical data is an important component of AxoGen’s marketing strategy.  AxoGen will continue to accept patients in its RANGER® clinical study (defined below in “Government Regulations”), a utilization registry of Avance® Nerve Graft.  Four publications and more than 50 scientific conference presentations have been generated to date from the registry.  A multicenter prospective randomized comparative pilot study of hollow tube conduits and Avance® Nerve Graft has completed subject enrollment and outcome follow-up.  A pivotal multicenter prospective randomized comparative pilot study of hollow tube conduits and Avance® Nerve Graft to support the transition to a BLA is currently enrolling.  Case series in digital nerve repair have been published from the Mayo Clinic, Georgetown University Medical Center and Philadelphia Hand Center and a case series in OMF have been published from UT Southwestern and University of Illinois-Chicago.  A number of additional investigator initiated case reports, studies and publications have been completed.  A pilot study on the repair of the cavernous nerves in prostate cancer patients has completed enrollment,  follow-up and data analysis .  Case series in brachial plexus, military trauma, neurotization of breast reconstruction and compressive neuropathy are also being developed.  AxoGen also supports outside research and will continue to work with investigators working on grants with a translational focus.

Commitment to the Education of Best Practices in Peripheral Nerve Repair

AxoGen has established educational conferences and presentations and surgical resident and fellow training that we believe is positioning us as a leader in providing peripheral nerve repair best practices. The Company provides education on nerve repair through its “Best Practices in Nerve Repair” national courses as well as local and regional educational events.  These are supported by on line tools and discussion forums such as Nerve Matters, an on-line community of nerve surgeons where the surgeons can ask questions, present cases and share findings in the area of nerve repair.

Execute the Sales Process and Expand the AxoGen Sales Team

AxoGen provides full sales and distribution services through both a direct sales force and a team of independent distributors.  As of December 31, 2016, we had 51 direct sales professionals and 20 independent distributors in the U.S.  AxoGen sells its products in eleven countries outside the U.S. through nine independent distributors.  AxoGen provides support and resources for independent distributors both within and outside the United States and is increasing its direct sales force in selected United States territories.  AxoGen provides products to hospitals, surgery centers and military hospitals, calling on plastic reconstructive surgeons and orthopedic and plastic hand surgeons and certain oral surgeons to review the benefits of the AxoGen products.  While surgeons make the decision to implant the products in appropriate patients, hospitals make the decision to buy the products from AxoGen.  In today’s budget constrained environment, hospital committees review new technologies for cost effectiveness as well as quality.  AxoGen believes that it has been successful in meeting the needs of these hospital committees by demonstrating the cost/benefit of its products and providing a fair value to the hospital.

Expand the Product Pipeline and Applications in Peripheral Nerve Repair

AxoGen has developed line extensions and additional products to support surgeons in their needs for repairing injured peripheral nerves.  AxoGen believes additional opportunities exist to develop or acquire complementary products in peripheral nerve repair.  In addition, there exists opportunities to expand the existing portfolio of products in new applications of peripheral nerve repair.  AxoGen is currently exploring two expansion opportunities: (1) neurotization of breast flaps following mastectomy to provide sensory restoration in the reconstructed breast; and (2) repair of nerves injured in orthopedic total joint replacement.

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

Commitment to the Promotion and Education of Best Practices in Peripheral Nerve Repair

AxoGen has established educational conferences and presentations and surgical resident and fellow training that we believe is positioning us as a leader in providing peripheral nerve repair best practices. AxoGen has developed the programs and speakers to train surgeons currently in practice as well as surgical fellows.

Surgical Implant Commercialization Experience

The AxoGen commercialization team consists of sales, marketing, and customer care professionals with backgrounds in the medical device and biotechnology industries. The team has strong experience in the introduction of technologies and has been instrumental in beginning to establish the Avance® Nerve Graft and the AxoGuard® product lines as a new standard of care for the surgical treatment of nerve injuries in our core markets.  AxoGen believes it can leverage these capabilities in expanding the commercial success of the current AxoGen products and future product opportunities such as the AviveTM Soft Tissue Membrane and in new surgical applications.

Avance® Nerve Graft Performance

AxoGen has worked with leading institutions, researchers and surgeons to support innovation in the field of surgical peripheral nerve repair. We believe AxoGen’s RANGER® study (defined below in the section entitled “Government Regulations”) is the largest multi-center clinical study conducted in peripheral nerve gap repair.  AxoGen is also conducting a Multicenter, Prospective, Randomized, Subject and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”). This study is the phase 3 trial to support its Biologics License Application (“BLA”) for the Avance® Nerve Graft. (See “Government Regulations”).  The January, 2012 edition of Microsurgery and November 2012 edition of The Journal of Hand Surgery, June 2015 edition of Journal of Reconstructive Microsurgery and January 2017 edition of HAND each contain an article summarizing the RANGER® study results. The Brooks et al. publication reported on 55 Avance® Nerve Graft nerve repairs and resulted in meaningful motor and sensory recovery in 87% of nerve discontinuities between 5 and 50 mm.  Additionally, no implant related adverse events were reported.  (Brooks, D. N., Weber, R. V., Chao, J. D., Rinker, B. D., Zoldos, J., Robichaux, M. R., Ruggeri, S. B., Anderson, K. A., Bonatz, E. E., Wisotsky, S. M., Cho, M. S., Wilson, C., Cooper, E. O., Ingari, J. V., Safa, B., Parrett, B. M. and Buncke, G. M. (2012), Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 32: 1—14. doi: 10.1002/micr.20975 and Cho, et al. 2012, J Hand Surg Am 37(11):2340-9).  A meta-analysis of available clinical outcomes data from published papers on the leading synthetic collagen conduit showed meaningful improvement in only 40-74% of cases bridging a gap in the nerve. This data was

further verified in a review of autograft alternative in the 2016 edition of Hand Clinics.   A similar meta-analysis for nerve autograft reported meaningful improvement in 60-88% of nerve repairs.

International Opportunity for Product Sales

AxoGen currently focuses on the U.S. market, with additional foreign sales in Canada, United Kingdom and certain other countries. The need for the surgical repair of injured nerves is a global issue. Through its ex-U.S. sales, AxoGen has shown the capability to take its current nerve repair product offering into new geographical markets.  AxoGen does not currently have European Union (“E.U.”) wide approval for Avance® Nerve Graft, but the AxoGuard® products have a CE Mark and can be sold in the E.U. and affiliated countries. The AviveTM Soft Tissue Membrane, AcroValTM Neurosensory and Motor Testing System and AxoTouchTM Two Point Discriminator are only available in the United States, but AxoGen is taking action to introduce them internationally, which introduction is subject to meeting the appropriate regulatory standards of a particular country.

Research and Development

AxoGen believes it provides the most extensive product portfolio for peripheral nerve repair available.  Our current development focus is to expand clinical data in both traumatic nerve repair and other surgical applications.  Additional product line extensions of the Avance® and AxoGuard® products and other nerve repair products may be developed. In this regard, AxoGen introduced: (1) an AxoGuard® Connector line extension in winter 2014 by providing a new longer 15mm product; (2) AxoTouchTM in the fall of 2014; (3) AcroValTM in March 2016 and (4) AviveTM Soft Tissue Membrane launched in November 2016.

 AxoGen works with academic institutions in the expansion of treatments for peripheral nerve and is involved in a number of grants from government agencies related to nerve repair or use of our products and/or technologies. For the years ended December 31, 2016 and 2015, AxoGen spent approximately $4,212,000 and $3,237,000, respectively, on research and development expenses and recognized grant revenue of approximately $290,000 and $433,000, respectively.

Competition

The medical device and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. As such, AxoGen cannot predict what products may be offered in the future that may compete with AxoGen’s products.  With regard to nerve function evaluation and measurement there are a number of methods and techniques with little consistency of measurement protocols.  Currently as to nerve repair products, AxoGen competes primarily against all transected and non-transected nerve repair approaches including direct suture repair, autograft and hollow-tube nerve conduits and materials used to wrap and protect nerve tissue.  Finally, there are numerous companies that offer amnion products in a variety of formats, primarily in the area of wound care, which could be competitive with the Company’s AviveTM product.

Because the requirements of the biomaterials used in nerve repair can vary based on the severity and location of the injury, the size and function of the nerve, surgical technique and patient preference, AxoGen’s nerve repair products compete against both autograft materials (nerve in the case of a bridging repair and vein or fat in the case of a nerve protection repair), and a limited number of off-the-shelf alternatives for grafting and protecting.  Competitive aspects of our products focus on the overall value proposition of our products and their suitability for specific applications and can include composition and structure of the material, ease of use, clinical evidence, handling, and price. AxoGen’s major competitors for off-the-shelf repair options in hollow-tube conduits and bio-absorbable wraps are the following companies:

•

Integra LifeSciences Holding Corporation (NASDAQ: IART) (“Integra”).  Integra offers NeuraGen®, a hollow tube product made from reconstituted bovine collagen and NeuraWrapTM, a reconstituted bovine collagen biomaterial used for nerve wrapping;

•	Baxter International, Inc. (NYSE: BAX) (“Baxter”). Baxter acquired Synovis which offers Neurotube, a hollow tube made of polyglycolic acid; and

•

Stryker Corporation (NYSE: SYK) (“Stryker”). Stryker offers the NeuroMatrix and Neuroflex products, both of which are hollow tubes derived from reconstituted bovine collagen and NeuroMend, a reconstituted bovine collagen biomaterial used for nerve wrapping.

AxoGen believes that surgeons use Avance® Nerve Graft because it provides them with the natural three-dimensional structure and familiar handling characteristics of a typical nerve for bridging nerve discontinuities (severed nerves) without the comorbidities and additional surgical site of an autograft as well as confidence in the performance of the product as a result of the growing body of clinical literature.  AxoGuard® Nerve Protector and AxoGuard® Nerve Connector provide the unique features of pliability, suturability, and translucence for visualization of the underlying nerve while also allowing the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the outermost layer of the nerve (nerve epineurium). AviveTM Soft Tissue Membrane expands the surgical repair portion of the product portfolio and is a resorbable soft tissue used to keep tissue structures apart while providing the known beneficial properties of placental membrane.   The release of AcroValTM Neurosensory and Motor Testing System is a continuation of AxoGen’s commitment to improving patient outcomes.  The Company believes that the standardization of evaluation and measurement techniques will facilitate comparison and interpretation of clinical results leading to better understanding and care for patients with peripheral nerve injuries.

AxoGen believes any current or future competitors face the following important barriers to entry as it relates to the market for its nerve repair products.  AxoGen’s intellectual property (“IP”), and that of its partners, including patents, patents-pending and know how, is believed to be an important barrier for its Avance® Nerve Graft and AxoGuard® products.  AxoGen has developed knowledge and experience in understanding and meeting FDA regulatory requirements for Avance® Nerve Graft, including having made a substantial investment in conducting the preclinical and clinical testing necessary to support a submission for a FDA BLA.  Additionally, AxoGen believes the ability to offer a portfolio of products focused on peripheral nerve repair and evaluation provides a unique competitive position as to other entities that do not have this breath of product offering.   However, due to its limited resources, its smaller size and its relatively early stage, AxoGen believes it may face competitive challenges from larger entities and barriers that are difficult to overcome and could negatively impact its growth.

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

License Agreements

AxoGen has entered into license agreements with University of Florida Research Foundation (the “UFRF”) and the University of Texas at Austin (“UTA”). Under the terms of these license agreements, AxoGen has exclusive worldwide licenses for the underlying technologies used by AxoGen in its Avance® Nerve Graft.  The license agreements include both the right to issued patents and patents pending in the U.S. and international markets.  The effective term of the license agreements extends through the term of the related patents.  In the event of default, licensors may also terminate an agreement (after written notice) if AxoGen fails to cure a breach.  The license agreements contain the following key terms:

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

Patents

As of the date of this Form 10-K, AxoGen owned or was the exclusive licensee of nine issued U.S. patents, six pending U.S. patent applications and multiple international patents and patent applications with regard to its peripheral nerve products.  The granted European Patent No. EP1425390 has been validated in France, Germany, Italy, Spain, Sweden, Switzerland, and the United Kingdom. The following table illustrates the issued U.S. patents owned or licensed by AxoGen with regard to its peripheral nerve products, including the patent number, a description of each patent, and the estimated expiration date of each patent.

Patent No.	Description	Estimated expiration date

US 6,972,168	Materials and Methods for Nerve Grafting, Selection of Nerve Grafts, and in vitro Nerve Tissue Culture	August 2022

US 7,402,319	Cell Free Tissue Replacement for Tissue Engineering	September 2023

US 7,732,200	Materials and Methods for Nerve Grafting, Selection of Nerve Grafts, and in vitro Nerve Tissue Culture	December 2023

US 6,696,575	Biodegradable, electrically conducting polymer for tissue engineering applications	March 2022

US 7,851,447	Materials and Methods for Nerve Repair	November 2023

US 8,545,485	Nerve Elevator and Method of Use	May 2032

US 8,758,794	Cell Free Tissue Replacement for Tissue Engineering	September 2023

US 8,986,733	Materials and Methods for Nerve Repair	December 2023

US D777,917	Two Point Discriminator Sensory Measurement Device	N/A

Additionally, AxoGen entered into an exclusive distribution agreement with Cook Biotech in August 2008, as subsequently amended in March 2012, to distribute its ECM technology in the form of the Surgisis® Nerve Cuff, the form of a nerve wrap or patch, or the form of any other mutually- agreed-to configuration in the field of peripheral nervous system and central nervous system use, but excluding use of the AxoGuard® product in the oral cavity for endodontic and periodontal applications and oral and maxillofacial surgery solely as they relate to dental, soft or hard, tissue repair or reconstruction.  AxoGen has subsequently rebranded the Surgisis products under the AxoGuard® name.  Cook Biotech holds multiple issued and pending U.S. and international patents covering its ECM technology.  The following table illustrates the non-licensed U.S. patents held by Cook Biotech that are specifically identified on

AxoGen’s AxoGuard® Nerve Connector and AxoGuard® Nerve Protector product labeling.  The table includes the U.S. patent number, a description of each patent, and the estimated expiration date of each patent.

U.S. Patent No.	Description	Estimated expiration date

6,206,931	Graft Prosthesis Material	August 2017

6,241,981	Composition and Method for Repairing Neurological Tissue	September 2017

7,652,077	Graft Prosthesis, Materials and Methods	November 2018

6,358,284	Tubular Grafts from Purified Submucosa	December 2017

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, medical technology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. AxoGen intends to seek patent protection for appropriate proprietary technologies by filing patent applications when possible in the U.S. and selected other jurisdictions. AxoGen’s policy is to seek patent protection for the inventions that it considers important to the development of its business. However, in some cases patent protection is not possible, but product value to AxoGen’s portfolio can still be derived.  AxoGen also intends to use its scientific expertise to pursue and file patent applications on new developments with respect to uses, methods, and compositions to enhance its IP position in the areas that are important to the development of its business.

Trademarks, Trade Secrets, Copyrights and Domain Names

AxoGen has registered and filed numerous trademark applications with the U.S. Patent and Trademark Office and appropriate offices in foreign countries in order to distinguish its products from competitors’ products. It possesses trade secrets and material know-how in the following general subject matters: nerve and tissue processing, nerve repair, product testing methods, and pre-clinical and clinical expertise.  AxoGen has registered copyrights for training tools and artistic renderings.  It has entered into an agreement with an independent artistic creator, under which the artistic director retains copyright rights to any copyrighted material under agreement with AxoGen and provides AxoGen a license to such copyrights.

Government Regulations

U.S. Government Regulation Overview

AxoGen’s products are subject to regulation by the FDA, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries. In addition, its Avance® Nerve Graft and AviveTM Soft Tissue Membrane must comply with the standards of the tissue bank industry’s accrediting organization, the AATB.

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

AxoGen is responsible for the regulatory compliance of the AviveTM Soft Tissue Membrane.  The AviveTM Soft Tissue Membrane is processed and distributed in accordance with FDA requirements for Human Cellular and Tissue-based Products (HCT/P) under 21 CFR Part 1271 regulations, US State regulations and the guidelines of the AATB.

AxoGen also distributes the AxoTouchTM Two-Point Discriminator.  This device that is manufactured for AxoGen and distributed from the Burleson Facility is a Class I device (general controls) that is exempt from premarket notification and the Quality System Regulation requirements except for the Recordkeeping and Complaint file requirements. It is classified by FDA under 21 CFR 882.1200 (Two-point discriminator, product code: GWI).

The AcroValTM line of devices is manufactured for AxoGen and distributed from the Burleson Facility.  The AcroValTM devices are regulated as medical devices and are subject to premarket notification requirements under section 510(k) of the FD&C Act.  The AcroValTM line of devices includes the AcroGripTM, AcroPinchTM and PSSDTM, all of which received 510(k) clearance by the FDA in the 1990’s.  The AcroGripTM was cleared under the name Digi-Grip Sensor, the AcroPinchTM was cleared as Pinch Sensor and PSSDTM as the NK Pressure-Specified Sensory Device.

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

•

AxoGen was audited by the FDA at its processing facility in March 2013, March 2015 and October 2016 and its Distribution Facility in October 2015.  The quality system was found to be in compliance with 21 CFR Part 1271 and no FDA Form 483 observations were issued.

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

The Food and Drug Administration Safety and Innovation Act, referred to herein as FDASIA (Public Law 112-144), which was signed into law on July 9, 2012, amended the FD&C Act. FDASIA includes the Prescription Drug User Fee Amendments of 2012 which authorizes the FDA to continue to collect the following user fees from applicants who submit certain new drug and biological product applications and supplements:

•

Application Fee: Each new BLA has a fee required upon submission. For the fiscal year ending December 31, 2017, this fee for a BLA requiring clinical data is $2,038,100. The fee is adjusted each year so we cannot provide an accurate estimate of what our fee will be upon submission of our BLA. For small companies (fewer than 500 employees and no other approved biologic product on the market) submitting its first application, a waiver of the application fee is available. AxoGen may be able to apply for this waiver for the Avance® Nerve Graft BLA.

•

Establishment Fee: Establishment fees (for the place of business where the biologic product is manufactured) are based on the FDA budget divided by the total number of establishments. For the fiscal year ending December 31, 2017, the Establishment Fee is $512,200. This fee is adjusted each year so we cannot provide an accurate estimate of what our fee will be upon approval of our BLA. AxoGen will have to pay an establishment fee after BLA approval and then pay such fee annually thereafter.

•

Product Fee:  A product fee is assessed for each strength or potency in which the approved (non-revoked, non-suspended) product is manufactured in final dosage form.  The product fee is based on an estimate of the number of products that would be subject to, and for which the companies would pay, product fees.  The product fee is determined by dividing the adjusted total fee revenue from product fees by the number of estimated products (based on previous year’s product fees) subject to the product fee (excluding product fee waivers and reductions granted by the FDA).  For the fiscal year ending December 31, 2017, the product fee has been established at $97,750.  AxoGen may have to pay a Product Fee after BLA approval.  AxoGen expects to apply for a product fee waiver for the Avance® Nerve Graft.

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

AxoGen will continue to accept patients in the RANGER® clinical study, a utilization registry of Avance® Nerve Graft. Three publications and more than 44 scientific conference presentations have been generated to date from the registry.  The RANGER® Study is an observational study in current enrollment. It is designed to allow enrollment of up to a total of 2,500 subjects over the next several years. The follow-up for the RANGER® Study is standard of care up to 36 months post nerve repair. At the time of the BLA submission, AxoGen will submit an interim report in the BLA for the enrolled subjects. In 2013, a Matched Autograft and Tube Conduit Case Control Cohort Arm of RANGER® (“MATCH”) comparative arm was added.  Subjects treated with Avance® Nerve Graft were matched to the nerve autograft or tube conduit treated groups based on size of gap length. We anticipate having approximately 300 subjects treated with nerve autograft and/or tube conduit in the comparative arm.

AxoGen has worked with leading institutions, researchers and surgeons to support innovation in the field of surgical peripheral nerve repair.  AxoGen believes that RANGER® is currently the largest multi-center observational clinical study conducted in peripheral nerve gap repair.  AxoGen’s ongoing RECON study will also continue our clinical work, providing a new multi-center, prospective, randomized, clinical study on Avance® Nerve Graft. The January 2012 edition of Microsurgery, November 2012 edition of The Journal of Hand Surgery June 2015 edition of Journal of Reconstructive Microsurgery and the January 2017 edition of HAND, each contain an article summarizing RANGER® study results (Brooks, et al. Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 2012 Jan; 32(1): 1-14; and Cho, et al. Functional outcome following nerve repair in the upper extremity using processed nerve allograft. J Hand Surg Am 2012 Nov; 37(11):2340-9 and Rinker, et al. Outcomes of short-gap sensory nerve injuries reconstructed with processed nerve allografts from a multicenter registry study. J Reconstr Microsurg 2015 Jun; 31(5):384-90).  Brooks et

al. reported on 55 Avance® Nerve Graft nerve repairs and resulted in meaningful motor and sensory recovery in 87% of nerve discontinuities between 5 and 50 mm.  Cho et al. showed that Avance® Nerve Graft provided 89% meaningful recovery for digital nerve injuries, and 80% meaningful recovery for motor function in mixed and motor nerve injuries. An expanded data milestone was presented at the 5th Vienna Symposium on Surgery of Peripheral Nerves in June 2014 and such expanded RANGER® data provides that of the injuries repaired with the Avance® Nerve Graft 90%, 80% and 87% achieved meaningful recovery for gap lengths of 5-14 mm, 15-29 mm and 30-65 mm, respectively. Rinker et al. reported on a subgroup from the RANGER® registry on sensory recovery of short-gap digital nerve repairs between 5-15 mm using Avance® Nerve Graft.  The study cohort included 24 subjects with 37 digital nerve repairs. Outcomes analysis demonstrated meaningful levels of sensory recovery. No implant related adverse experiences were reported in any of such reports.    Isaacs and Safa reported on a subgroup of subjects with large diameter nerve injuries repaired with Avance® Nerve Graft.  The study included 15 nerve repairs with 4-5 mm diameter Avance® Nerve Grafts.  Outcomes analysis found that meaningful levels of sensory and motor function were achieved and no safety concerns were reported.

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

The RECON study will include up to 15 centers and is a prospective, randomized, controlled, patient and evaluator blinded, comparative study of Avance® Nerve Graft and Collagen Nerve Cuffs in the repair of peripheral nerve discontinuities.  The study is a non-inferiority study designed to assess the outcome of peripheral nerve repair in 150 subjects. Subjects will be followed over the course of 12 months to assess safety and efficacy outcomes with assessments being performed at various defined intervals up to 12 months.  The study is currently in early enrollment and no outcome data is available at this time.

CHANGE was a prospective randomized controlled pilot study of nerve cuffs and Avance® Nerve Graft for the reconstruction of peripheral nerve discontinuities in male and female subjects that sustained injury to at least one nerve in the hand, distal to the superficial palmar arch that after resection resulted in a nerve gap of >5 mm and ≤20 mm. The study results were published by Means et al in the June 2016 edition of HAND.  The authors randomized 23 participants with 31 digital nerve injuries. Sixteen participants with 20 repairs had at least six months of follow-up while 12-month follow-up was available for 15 repairs. There were no significant differences in participant and baseline characteristics between treatment groups. The average static two point discrimination (s2PD) for the Avance® Nerve Graft was 5 ± 1 mm (n = 6) compared with 8 ± 5 mm (n = 9) for hollow conduits. All injuries randomized to processed nerve allograft returned some degree of s2PD as compared with 75% of the repairs in the conduit group. The authors concluded that in this pilot study, patients whose digital nerve reconstructions were performed with processed nerve allografts had significantly improved and more consistent functional sensory outcomes compared with hollow conduits.

A pilot study on the repair of the cavernous nerves in prostate cancer patients at Vanderbilt with 24 month follow-up has been completed. A total of 12 subjects were enrolled in this single center study. The primary objective of this study was to assess the technical feasibility of using Avance® Nerve Graft for neurovascular bundle (NVB) reconstruction during Robotic Assisted Laparoscopic Prostatectomy (RALP). The secondary objective of the study was to assess the long term safety and efficacy of NVB reconstruction by assessing quality of life and erectile function through validated questionnaires 24 months post-repair.

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

AxoGen has not received any reports of adverse events concerning the Avance® Nerve Graft or AviveTM Soft Tissue Membrane products.  Four adverse events have been reported for the AxoGuard® products (one each in 2013, 2014, 2015 and 2016). AxoGen has not had to submit any Medical Device Reports (“MDRs”), biological deviation reports, or tissue adverse reaction reports to the FDA. Cook Biotech submitted an MDR for the AxoGuard® adverse events in 2013, 2014, 2015 and 2016.  Although AxoGen’s AxoGuard® products have had just four adverse events reported to date, there may have been other incidents, including patient deaths, which may have occurred during procedures utilizing AxoGen’s products without AxoGen being aware of any such incidents. In addition, there can be no assurance that in the future AxoGen’s products will not cause or contribute to an adverse event that would require AxoGen to submit MDRs, biological deviation reports, or tissue adverse reaction reports to the FDA.

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

AxoGen is registered with the FDA as a tissue establishment for the Avance® Nerve Graft and AviveTM Soft Tissue Membrane. The FDA has broad post-market and regulatory enforcement powers. AxoGen is subject to unannounced inspections by the FDA to determine compliance with the GTP, GMP and other regulations, and these inspections may also include the manufacturing facilities of suppliers.

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

The Federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The DOJ has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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

There are restrictions under U.S. law on the export from the U.S. of medical devices and biological product that cannot be legally distributed in the U.S. If a Class I or Class II device does not have 510(k) clearance and the manufacturer reasonably believes that the device could obtain 510(k) clearance in the U.S., then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval if (i) the device is not sold or offered for sale in the U.S., (ii) is labeled for export only and (iii) satisfies certain criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported, known as Importing Country Criteria. An unapproved Class III device can be exported if it (i) complies with the criteria discussed above for devices that could obtain 510(k) clearance, (ii) meets certain other quality and labeling requirements, and (iii) has a valid marketing authorization from one of a list of countries listed in the FD&C Act. If an unapproved Class III device does not have a valid marketing authorization from one of the listed countries, an export permit from the FDA is required in order to export it. An unapproved biological product can be exported without submitting an export request to FDA if the product has received a marketing authorization in one of a list of countries listed in the FD&C Act and it meets applicable requirements of the FD&C Act and the laws of the country to which it is exported.  An investigational biological product may also be exported under an IND if a listed investigator is in a foreign country and certain requirements specified in FDA’s regulations are met.  AxoGen currently believes it complies with applicable regulations when exporting its products and AxoGen intends to continue such compliance in the event there are any regulatory changes regarding its products in the United States.

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

Tissue products are not currently regulated under the CE Mark

AxoGen is responsible for all regulatory filings for Avance® Nerve Graft and AviveTM Soft Tissue Membrane including international registrations.  To obtain approvals AxoGen will prepare the product filing documentation and submit this documentation to the Ministry of Health (“MOH”) for a country.

Although some standards of harmonization exist, each country in which AxoGen conducts business has its own specific regulatory requirements. AxoGen procures and processes its tissue for the Avance® Nerve Graft and AviveTM Soft Tissue Membrane in the U.S., and markets the Avance® Nerve Graft in Canada, United Kingdom, and certain other countries under compliance with the individual country regulations.  These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. AxoGen will review the regulations at the time of submission of the product dossier for regulatory review. This review involves reviewing the appropriate MOH regulations, discussion with in-country distributors and use of consultants. It typically takes less than nine months from the initiation of the product to develop a product dossier (specific for that country), submission of the documentation and MOH review of the product filing. While AxoGen believes that it is in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not negatively impact AxoGen’s operations.  To date, AxoGen has not filed for international approvals for AviveTM Soft Tissue Membrane.

The FDA and international regulatory bodies conduct periodic compliance inspections of AxoGen’s U.S. processing facilities. AxoGen’s operations are registered with the U.S. FDA Center for Biologics Evaluation and Research (CBER), as a tissue establishment. AxoGen is also accredited by the AATB and is licensed in the states of Florida, New York, California, Maryland, Delaware, Oregon and Illinois. AxoGen believes that worldwide regulation of tissue products is likely to intensify as the international regulatory community focuses on the growing demand for these implant products and the attendant safety and efficacy issues of citizen recipients. Changes in governing laws and regulations could have a material adverse effect on AxoGen’s financial condition and results of operations. AxoGen management further believes that it can help to mitigate this exposure by continuing to work closely with government and industry regulators.

Environmental

AxoGen’s products, as well as the chemicals used in processing, are handled and disposed of in accordance with country-specific, federal, state and local environmental regulations. Since 2007, AxoGen has used outside third parties to perform all biohazard waste disposal.

AxoGen contracts with independent, third parties to perform sterilization of its allografts. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with radiation hazardous waste do not apply, and therefore AxoGen does not anticipate that this engagement will have any material adverse effect upon its capital expenditures, results of operations or financial condition. However, AxoGen is responsible for assuring that the service is being performed in accordance with applicable regulations. Although AxoGen believes it is in compliance with all applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on AxoGen’s business.

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

Employees

At December 31, 2016, AxoGen had 146 total employees, including 8 part-time employees and 138 full-time employees.  Of the full-time employees, 13 employees work in administration, information technology and finance, 20 employees work in manufacturing and quality control, 12 employees work in research and development and regulatory and 93 employees work in sales and marketing.  As of the date of this annual report on Form 10-K AxoGen has not had a work stoppage and no employees are represented by a labor union.  AxoGen believes its relationship with its employees is satisfactory.

Executive Officers of the Registrant

The following table lists the names and positions of the individuals who are, as of February 28, 2017,  executive officers of AxoGen:

Name	Title
Karen Zaderej	President, Chief Executive Officer and Director
Pete Mariani	Chief Financial Officer
Gregory G. Freitag, JD CPA	General Counsel, Senior Vice President of Business Development and Director
John P. Engels	Vice President
Mark Friedman, Ph.D.	Vice President of Regulatory and Quality
David Hansen	Chief Accounting Officer
Shawn McCarrey	Senior Vice President of Sales
Kevin Leach	Vice President of Marketing
Erick DeVinney	Vice President of Clinical and Translational Sciences
Mike Donovan	Vice President of Operations

Biographical information for each of our executive officers is included below.

Karen Zaderej, President, Chief Executive Officer and Director (Age 55)

Ms. Zaderej has served as AxoGen’s President, Chief Executive Officer and a member of our board of directors (the “Board of Directors”) since September, 2011. She has served as the Chief Executive Officer of AC, and a member of AC’s board of directors since May 2010. Ms. Zaderej joined AC in May 2006 and served as Vice President of Marketing and Sales from May 2006 to October 2007 and as Chief Operating Officer from October 2007 to May 2010. From October 2004 to May 2006, Ms. Zaderej worked for Zaderej Medical Consulting, a consulting firm she founded, which assisted medical device companies in building and executing successful commercialization plans. From 1987 to 2004, Ms. Zaderej worked at Ethicon, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, and research & development, as well as ran a manufacturing business. Ms. Zaderej is a Director of SEBio, a non-profit supporting the life science industry in the southeastern United States.  Ms. Zaderej has a MBA from the Kellogg Graduate School of Business and a BS in Chemical Engineering from Purdue University.

Peter Mariani,  Chief Financial Officer (Age 53)

Mr. Mariani, has been AxoGen’s Chief Financial Officer since March of 2016.  Prior to joining AxoGen, he served as Chief Financial Officer of Lensar, Inc, a privately held laser refractive cataract surgery company, from July 2014 through January 2016, which was sold in December 2015.  From June 2011 to June 2014 Mr. Mariani served as Chief Financial Officer of Hansen Medical, a publicly traded medical device company developing robotic solutions for intravascular procedures.  From 2007 through 2010 Mr. Mariani served as Chief Financial Officer for two privately held companies: Harlan Laboratories (2007 – 2009); and BMW Constructors (2009 – 2010).  From 1994 through 2006 Mr. Mariani served in various senior financial roles with Guidant Corporation, a publicly traded leader in the development and sale of medical devices for the treatment of cardiovascular disease.  Mr. Mariani began his career with Guidant as Director of Corporate Financial Reporting where he supported the initial public offering of Guidant and ultimately served as Vice President, Controller and Chief Accounting Officer.  Mr. Mariani’s experience at Guidant included two years as Director of Financial Reporting, Guidant Vascular Intervention in Santa Clara, California, and four years in Tokyo, Japan, mostly as Vice President Finance and Administration where he helped to facilitate the conversion and scale of the Japan business from a distributor network to a direct sales and marketing organization.   Following the 2006 sale of Guidant to Boston Scientific Corporation, Mr. Mariani co-led the initial integration of the two companies.  From 1987 to 1994, Mr. Mariani worked with Ernst and Young, LLP, where he served a diverse client base as a Certified Public Accountant.  Mr. Mariani received a Bachelor of Science Degree in Accounting from Indiana University.

Gregory G. Freitag, JD, CPA, General Counsel, Senior Vice President Business Development and Director (Age 55)

Mr. Freitag, J.D., CPA, has been AxoGen’s General Counsel and a member of our Board of Directors since September 2011, has been AxoGen’s Senior Vice President Business Development since May 2014, and was AxoGen’s Chief Financial Officer from September 2011 to May 2014 and August 2015 to March 2016. He was Chief Executive Officer, Chief Financial Officer and a board member of LecTec Corporation, an IP licensing and holding company that merged with AxoGen in September 2011, from June 2010 through September 2011.  From May 2009 to the present, Mr. Freitag has been a principal of FreiMc, LLC, a healthcare and life science consulting and advisory firm he founded that provides strategic guidance and business development advisory services. Prior to founding FreiMc, LLC, Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in its business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005. Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag is also a director of the Foundation Board of HealthEast Care System, a health care system in Minnesota, and PDS Biotechnology Corporation, a private, clinical stage biopharmaceutical company developing immunotherapies for cancer and other disease areas such as infectious disease.  Mr. Freitag holds a JD from the University of Chicago and a BA Economics & Business and Law & Society from Macalester College, Minnesota.

John P. Engels, Vice President (Age 45)

Mr. Engels has served as AxoGen’s Vice President since September 2011. He is a co-founder of AC and has served as AC’s Vice President since June 2006, having provided operational and financial leadership and managing AxoGen’s strategic and product development partnerships until January 2012 when he assumed the leadership of international sales. From 1999 to 2002, Mr. Engels worked as a consultant for the University of Florida, Saffron Hill Ventures and PA Early Stage Partners, among other companies. From 1993 to 1997, Mr. Engels was an analyst and associate at CACM, a boutique investment banking firm. Mr. Engels is currently a member of the board of directors of Oxicool, Inc., a privately-held company developing new cooling technologies. Mr. Engels holds a MBA in Management and Operations from the Wharton School of Business at the University of Pennsylvania, and a BA from the University of Chicago.

Mark Friedman, Ph.D., Vice President of Regulatory and Quality (Age 59)

Dr. Friedman has served as AxoGen’s Vice President of Regulatory and Quality since September 2011. He has served as AC’s Vice President of Regulatory and Quality since June 2011 and served as AC’s Director of Quality Assurance and Regulatory Affairs from September 2006 to June 2011. Prior to joining AxoGen, Dr. Friedman held several regulatory and quality leadership positions at Enable Medical Corporation, a medical device company, including Director of Quality Assurance from 1997 to 1998 and Vice President of Quality and Regulatory from 1998 to 2001 and from 2004 to 2005. Dr. Friedman also worked for AtriCure, Inc., a company that develops, manufactures and sells surgical ablation systems to treat atrial fibrillation, as Vice President of Quality and Regulatory from 2001 to 2004 and as Vice President of Operations in 2004. AtriCure acquired Enable Medical in 2005. Dr. Friedman has over 25 years of experience in developing and directing regulatory strategy and quality systems for medical products, including 15 years with start-up medical product firms. Dr. Friedman has a Ph.D. in Chemistry specializing in protein biochemistry from the University of Cincinnati. Dr. Friedman sits on various agency committees for the Alliance of Regenerative Medicine, Medical Device Manufacturer’s Association and American Association of Tissue Banks, working on improving regulatory laws and standards for regenerative products and medical devices.

David Hansen, Chief Accounting Officer (Age 56)

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

Shawn McCarrey, Senior Vice President of Sales (Age 59)

Mr. McCarrey has served as AxoGen’s Senior Vice President of Sales since February 2013. Mr. McCarrey was Executive Vice President of North American Cardiovascular Sales at Bayer Interventional/MEDRAD Interventional from January 2009 to May 2012. Bayer HealthCare, a subgroup of Bayer AG, is one of the world’s leading, innovative companies in the healthcare and medical products industry. Bayer Interventional, now doing business as part of Bayer Medical Care’s Radiology and Interventional business, is the interventional franchise formerly operated under Bayer’s MEDRAD brand. From 1998 to 2009, Mr. McCarrey held multiple escalating positions with Possis Medical, Inc., a company that developed, manufactured and marketed medical devices for the cardiovascular and vascular treatment markets, and served as Director or Sales, VP of US Sales, VP of Worldwide Sales and EVP of Worldside Sales & Marketing. For more than 15 years prior to joining Possis, Mr. McCarrey served in a series of progressively responsible roles with two divisions of C.R. Bard, United States Catheter and Instrument Corporation (USCI) which specialized in the treatment of coronary disease in the cardiac catheterization laboratory and Davol, an operating room division that promoted Thoraclex and Simpulse to cardiovascular and orthopedic surgeons. Mr. McCarrey holds a BS degree in Marketing from Central Michigan University.

Kevin Leach, Vice President of Marketing (Age 47)

Mr. Leach has been AxoGen’s Vice President of Marketing since March 2016. Prior to joining AxoGen, Mr. Leach worked in a consulting capacity between September 2015 and March 2016 for start-up companies supporting strategic planning and due diligence activities for targeted acquisitions.   Mr. Leach previously served as Vice President of Marketing for Stryker within their orthopedic division, where he led the overall knee strategy from September 2013 through August 2015. From February 2013 to September 2013 Mr. Leach served as marketing consultant for SteadMed Medical, a medical device company focusing on acute and chronic wounds. From January 2008 to February 2013 Mr. Leach served in marketing roles with increasing responsibility including as Vice President, Marketing with ConvaTec, a medical products and technologies company with leading market positions in Wound Therapeutics, Ostomy Care, Continence and Infusion Devices. ConvaTec was acquired by private equity firms Nordic Capital and Avista Capital Partners in 2008. Prior to moving to the United States, from October 2000 to January 2008, Mr. Leach was a global marketing leader  for ConvaTec, a Bristol-Myers Squibb company where he led the launch of new products globally. From February 1999 to October 2000 Mr. Leach served as Business Unit Manager at Zimmer UK, within a newly established division for the orthopedic business unit focusing on market development and commercialization of an injectable hyaluronic acid for the relief of joint pain. From January 1992 to February 1999 Mr. Leach held various sales and marketing roles within the UK division of ConvaTec. Mr. Leach qualified as a Podiatrist from Queen Margaret University in Edinburgh.

Erick DeVinney, Vice President of Clinical and Translational Sciences (Age 41)

Mr. DeVinney has served as AxoGen’s Vice President of Clinical and Translational Sciences since January 2014. Prior to January 2014, Mr. DeVinney was the Director of Clinical and Translational Sciences for AxoGen from April 2007 until January 2014. Erick has over 14 years of experience in the successful planning and management of clinical development.  Prior to joining AxoGen Mr. DeVinney served as Manager of Clinical Operations for Angiotech Pharmaceuticals from 2005 to 2007 and Clinical Program Lead for Pharmaceutical Research Associates International from 2001 to 2005.  Mr. DeVinney has been involved in the successful submission of numerous 510(k), IDE and NDA applications.  He has a BS in Chemistry from Virginia Commonwealth University.

Mike Donovan, Vice President of Operations (Age 52)

Mr. Donovan has served as AxoGen’s Vice President of Operations since September 2015. Prior to September 2015, Mr. Donovan was AxoGen’s Director of Operations from January 2011 until September 2015. From 1988 to 2010, Mr. Donovan held positions at Zimmer Holdings in manufacturing, continuous improvement, quality assurance and sterilization including Director of Manufacturing from 2002 to 2010. Mr. Donovan has a BS in Chemical Engineering and an MBA from the University of Akron.

ITEM 1A.  RISK FACTORS

AxoGen’s business involves a number of risks, some of which are beyond its control.  The risk and uncertainties described below are not the only ones the Company faces.  Set forth below is a discussion of the risks and uncertainties that management believes to be material to AxoGen.

Risks Related To The Company

AxoGen has not experienced positive cash flow from its operations, and the ability to achieve positive cash flow from operations will depend on increasing sales of its products, which may not be achievable.

AxoGen has historically operated with negative cash flow from its operations. As of December 31, 2016, AxoGen had an accumulated deficit of approximately $118 million. If AxoGen product sales do not increase as anticipated, then it will continue to experience negative cash flows and adverse operating conditions. AxoGen’s continuing capital needs and other factors could cause the Company to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all.

AxoGen’s revenue growth depends on its ability to expand its sales force, increase sales to existing customers and develop new customers, and there can be no assurance that these efforts will result in significant increase in sales.

AxoGen is in the process of investing in its sales channels composed of a combination of its direct sales force and independent distributors to allow it to increase sales to existing customers and reach new customers. There can be no assurance that these efforts will be successful in expanding AxoGen’s product sales. AxoGen currently sells products directly through its employees and indirectly through distributor relationships. AxoGen is engaged in an initiative to build and further expand sales and marketing capabilities. The incurrence of these expenses impacts AxoGen’s operating results, and there can be no assurance of their effectiveness. If AxoGen is unable to develop its sales force, increase sales to existing customers and attract new customers, it may not be able to grow revenue or maintain its current level of revenue generation.

AxoGen’s revenue depends primarily on three products.

Substantially all of AxoGen’s revenue is currently derived from only three products, the Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector, for the treatment of peripheral nerve damage. Its ability to generate revenue is dependent on the success of these products. Accordingly, any disruption in AxoGen’s ability to generate revenue from the sale of these products will have a material adverse impact on its business, results of operations, financial condition and growth prospects.  Although AxoGen has launched other products, such as the AviveTM Soft Tissue Membrane, there can be no assurance that this, or other products, will provide significant revenue.

The AxoGuard® products are only available through an exclusive distribution agreement with Cook Biotech. The agreement runs through August 27, 2022.  However, there are conditions for continuation of the agreement, including payment terms and minimum purchase requirements, that if breached could result in an earlier termination of the agreement; except that through mutual agreement the parties have not established such minimums and to date have not enforced such minimum purchase provision. Additionally, in the event that AxoGen and Cook Biotech were to fail to reach an agreement as to minimum purchase quantities, Cook Biotech could terminate the agreement if it was deemed that AxoGen had failed to generate commercially reasonable sales of AxoGuard® as measured by sales similar to a competitive product at the same stage in its commercial launch as verified by a mutually acceptable third party. Although there are products that AxoGen believes it could develop or obtain that would replace the AxoGuard® products obtained through the agreement with Cook Biotech, the loss of the ability to sell the AxoGuard® products could have a material adverse effect on AxoGen’s business until other replacement products are available.

AxoGen’s success will be dependent on continued acceptance of its products by the medical community.

Continued market acceptance of AxoGen’s products will depend on its ability to demonstrate that its products are an attractive alternative to existing nerve reconstruction treatment options and provide appropriate solutions for nerve repair. Its ability to do so will depend on surgeons’ evaluations of clinical safety, efficacy, ease of use, reliability, and cost-effectiveness of AxoGen’s nerve repair products. For example, although AxoGen’s Avance® Nerve Graft follows stringent safety standards, including sterilization by gamma irradiation, AxoGen believes that a small portion of the medical community has lingering concerns over the risk of disease transmission through the use of allografts in general. Furthermore, AxoGen believes that even if its products receive general acceptance within the medical community, acceptance and clinical recommendations by influential surgeons will be important to the commercial success of AxoGen’s products.

Negative publicity concerning methods of donating human tissue and screening of donated tissue, in the industry in which AxoGen operates, may reduce demand for its products and negatively impact the supply of available donor tissue.

AxoGen is highly dependent on its ability to recover human tissue from tissue donors for its Avance® Nerve Graft product and AviveTM Soft Tissue Membrane. The availability of acceptable donors is relatively limited, and this availability is impacted by regulatory changes, general public opinion of the donation process and AxoGen’s reputation for its handling of the donation process. Media reports or other negative publicity concerning both improper methods of tissue recovery from donors and disease transmission from donated tissue, including bones and tendons, may limit widespread acceptance of AxoGen’s Avance® Nerve Graft and AviveTM Soft Tissue Membrane. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies and donated tissue use. Potential patients may not be able to distinguish AxoGen products, technologies, and tissue recovery and processing procedures from others engaged in tissue recovery. In addition, unfavorable reports could make families of potential donors or donors themselves from whom AxoGen is required to obtain consent before processing tissue reluctant to agree to donate tissue to for-profit tissue processors. Any disruption in the supply could have negative consequences for AxoGen’s revenue, operating results and continued operations.

AxoGen is highly dependent on the continued availability of its facilities and could be harmed if the facilities are unavailable for any prolonged period of time.

Any failure in the physical infrastructure of AxoGen’s facilities, including the facility it licenses from CTS, could lead to significant costs and disruptions that could reduce its revenues and harm its business reputation and financial results. Any natural or man-made event that impacts AxoGen’s ability to utilize its facilities could have a significant impact on its operating results, reputation and ability to continue operations. This includes termination of the CTS facility service agreement which can occur after August 6, 2017 upon 18 months’ prior notice from either party. Although AxoGen believes it can find and make operational a new facility in less than six months, the regulatory process for approval of facilities is time-consuming and unpredictable. AxoGen’s ability to rebuild or find acceptable service facilities takes a considerable amount of time and expense and could cause a significant disruption in service to its customers.  Although AxoGen has business interruption insurance which would, in instances other than service agreement termination, cover certain costs, it may not cover all costs nor help to regain AxoGen’s standing in the market.

AxoGen must maintain high quality processing of its products.

AxoGen’s Avance® Nerve Graft is processed through its Avance® Process which requires careful calibration and precise, high-quality processing and manufacturing. Its AviveTM Soft Tissue Membrane is also human tissue that requires skill in its processing.  Achieving precision and quality control requires skill and diligence by its personnel. If it fails to achieve and maintain these high levels of quality control and processing standards, including avoidance of processing errors, defects or product failures, AxoGen could experience recalls or withdrawals of its product, delays in delivery, cost overruns or other problems that would adversely affect its business. AxoGen cannot completely eliminate the risk of errors, defects or failures. In addition, AxoGen may experience difficulties in scaling-up processing of its Avance® and AviveTM products, including problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures, and lack of skilled personnel. If AxoGen is unable to process and produce its human tissue products on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if it experiences unanticipated technological problems or delays in production, its business would be adversely affected.

Delays, interruptions or the cessation of production by AxoGen’s third party suppliers of important materials or delays in qualifying new materials, may prevent or delay AxoGen’s ability to manufacture or process the final products.

Most of the raw materials used in the process for Avance® Nerve Graft and AviveTM Soft Tissue Membrane are available from more than one supplier. However, one of the chemicals AxoGen uses in the processing of Avance® Nerve Graft is no longer manufactured by the original single source provider. AxoGen has inventory of such chemical which it believes provides more than one year of production. AxoGen is currently evaluating multiple avenues including new suppliers of the chemical and acceptable substitutes for the chemical. In addition, some of the test results, packaging and reagents/chemicals AxoGen uses in its manufacturing process are also obtained from single suppliers. AxoGen does not have written contracts with any of its single source suppliers, and at any time they could stop supplying AxoGen’s orders. FDA approval of a new supplier may be required if these materials become unavailable from AxoGen’s current suppliers. Although there may be other suppliers that have equivalent materials that would be available to AxoGen, FDA approval of any alternate suppliers, if required, could take several months or years to obtain, if able to be obtained at all. Any delay, interruption or cessation of production by AxoGen’s third party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay AxoGen’s ability to manufacture products. In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to AxoGen or incompatible with its manufacturing process, or any other problem with AxoGen’s materials, testing or components, would prevent or delay its ability to process tissue. These delays may limit AxoGen’s ability to meet demand for its products and delay its clinical trial, which would have a material adverse impact on its business, results of operations and financial condition.

The failure of third parties to perform many necessary services for the commercialization of Avance® Nerve Graft and AviveTM Soft Tissue Membrane, including services related to recovery, distribution and transportation, would impair AxoGen’s ability to meet commercial demand.

AxoGen relies upon third parties for certain recovery, distribution and transportation services. In accordance with product specifications, third parties ship Avance® Nerve Graft in specially validated shipping containers at frozen temperatures. If any of the third parties that AxoGen relies upon in its recovery, distribution or transportation process fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to AxoGen, or encounter physical damage or natural disaster at their facilities, AxoGen’s ability to deliver product to meet commercial demand may be significantly impaired.

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

AxoGen’s operating results will be harmed if it is unable to effectively manage and sustain its future growth or scale its operations.

There can be no assurance that AxoGen will be able to manage its future growth efficiently or profitably. Its business is unproven on a large scale and actual revenue and operating margins, or revenue and margin growth, may be less than expected. If AxoGen is unable to scale its production capabilities efficiently or maintain pricing without significant discounting, it may fail to achieve expected operating margins, which would have a material and adverse effect on its operating results. Growth may also stress AxoGen’s ability to adequately manage its operations, quality of products, safety and regulatory compliance. If growth significantly decreases it will negatively impact AxoGen’s cash reserves, and it may be required to obtain additional financing, which may increase indebtedness or result in dilution to shareholders. Further, there can be no assurance that AxoGen would be able to obtain additional financing on acceptable terms if all at.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental change. The ability of hospitals to pay fees for AxoGen’s products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from governmental health administration authorities, private health coverage insurers and other organizations. Major third party payers of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies which can result in stricter standards for reimbursement of hospital and/or surgeon charges for certain medical procedures or the elimination of reimbursement. Further, Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on AxoGen’s products.

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

AxoGen products compete with autograft, hollow-tube conduits, commercially available wraps and amnion products, as well as with alternative medical procedures. For the foreseeable future, AxoGen believes a significant number of surgeons will continue to choose to perform autograft procedures when feasible, despite the necessity of performing a second operation and its drawbacks. In addition, many members of the medical community will continue to prefer the use of hollow-tube conduits due in part to their familiarity with these products and the procedures required for their use. Amnion products are widely available and AxoGen may not be able to distinguish the AviveTM Soft Tissue Membrane from such other products so as to produce significant revenue from its sale.  Also, steady improvements have been made in synthetic human tissue substitutes, which could compete with AxoGen’s products in the future. Unlike allografts, synthetic tissue technologies are not dependent on the availability of human or animal tissue. Although AxoGen’s growth strategy contemplates the introduction of new technologies, the development of these technologies is a complex and uncertain process, requiring a high level of innovation, as well as the ability to accurately predict future technology and market trends. AxoGen may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing products in a timely and cost effective manner, if at all. Finally, there can be no assurance that in the future AxoGen’s competitors will not develop products that have superior performance or are less expensive relative to AxoGen’s products rendering AxoGen’s products obsolete or noncompetitive.  Due to its limited resources, its smaller size and its relatively early stage, AxoGen may face competitive challenges and barriers that are difficult to overcome and could negatively impact its growth.

AxoGen may be unsuccessful in commercializing its products outside the U.S.

To date, AxoGen has focused its commercialization efforts in the U.S., except for minor revenues in certain countries outside the U.S. AxoGen intends to expand sales in these and other countries outside the U.S. and will need to comply with applicable foreign regulatory requirements, including obtaining the requisite approvals to do so. AviveTM Soft Tissue Membrane is only available in the U.S. and has not, as of this time period, received any regulatory registration allowing for sales outside the U.S.  Additionally, AxoGen will need to either enter into distribution agreements with third parties or develop a direct sales force in these foreign markets. If it does not obtain adequate levels of reimbursement from third party payers outside of the U.S., it may be unable to develop and grow its product sales internationally. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If AxoGen is unable to successfully commercialize its products internationally, its long term growth prospects may be limited.

If AxoGen does not manage tissue and tissue donation in an effective and efficient manner, it could adversely affect its business.

Many factors affect the supply, quantity and timing of donor medical releases, such as effectiveness of donor screening, the effective recovery of tissue, the timely receipt, recording, review and approval of required medical and testing documentation, and employee loss and turnover in AxoGen’s and its contractor’s recovery department. AxoGen can provide no assurance that tissue recovery or donor medical releases will occur at levels that will maximize processing efficiency and minimize AxoGen’s costs.

If AxoGen does not manage product inventory in an effective and efficient manner, it could adversely affect profitability.

Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product mix and product demand requirements and product expiration. AxoGen may be unable to manage its inventory efficiently, keep inventory within expected budget goals, keep its work-in-process inventory on hand or manage it efficiently, control expired product or keep sufficient product on hand to meet demand. Finally, AxoGen can provide no assurance that it can keep inventory costs within its target levels.  Failure to do so may harm long term growth prospects.

AxoGen’s payment obligations under the MidCap Financial Trust Term Loan Agreement and Revolving Loan Agreement may adversely affect our financial position and our ability to obtain additional funds, and may increase our vulnerability to economic or business downturns.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” on October 25, 2016 (the “Closing Date”), AxoGen and AC, each as borrowers, entered into the term loan agreement (the “MC Term Loan Agreement”) with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and lender.  Under the MC Term Loan Agreement, MidCap provided AxoGen a term loan in the aggregate principal amount of $21 million (the "Term Loan").  On the Closing Date AxoGen and AC, each as borrows, also entered into a Credit and Security Agreement (Revolving Loan) (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap has agreed to lend AxoGen up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by AxoGen based upon an available borrowing base.  The Revolving Loan may be increased to up to $15 million at AxoGen’s request and with the approval of MidCap. As of the Closing Date, AxoGen’s borrowing base under the Revolving Loan provided availability of approximately $5.4 million of which AxoGen borrowed $4 million. The MC Term Loan Agreement, Revolving Loan Agreement and the indebtedness pursuant thereto are secured by substantially all of AxoGen’s tangible and intangible assets.

Outstanding debt could have important negative consequences to the holders of AxoGen’s securities, including the following:

•	a portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

•	AxoGen is required to maintain certain covenants, the breach of which would result in default under the MC Term Loan Agreement and Revolving Loan Agreement;

•	AxoGen has increased vulnerability to adverse general economic and industry conditions; and

•	AxoGen may be vulnerable to higher interest rates because interest expense on the Term Loan in limited circumstances could increase.

Payment requirements under the MC Term Loan Agreement and the Revolving Loan Agreement increase AxoGen’s cash burden. AxoGen’s future operating performance is subject to market conditions and business factors that are beyond its control. If AxoGen’s cash flows and capital resources are insufficient to allow AxoGen to make required payments, AxoGen may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance its debt.  If AxoGen raises funds by selling additional equity, such sale would result in dilution to its shareholders. There is no assurance that if AxoGen is required to secure funding it can do so on terms acceptable to it, or at all.  Failure to pay interest or the principal amount when due would result in a default under the MC Term Loan Agreement and Revolving Loan Agreement and result in foreclosure on AxoGen’s assets which would have a material adverse effect.

The MC Term Loan Agreement and Revolving Loan Agreement each contain certain covenants and failure to comply with the terms of such indebtedness could result in a default that could have material adverse consequences for us.

The MC Term Loan Agreement and the Revolving Loan Agreement each contain covenants that place restrictions on AxoGen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. AxoGen’s ability to comply with these covenants may be affected by general economic and industry conditions, as well as market fluctuations and other events beyond AxoGen’s control. AxoGen does not know if it will be able to satisfy all such covenants in the future. AxoGen’s breach of the covenants could result in a default under such agreements. In the event of a default under such agreements, the lender could require AxoGen to repay some of its outstanding debt prior to maturity, and/or to declare all amounts borrowed by it, together with accrued interest, to be due and payable. In the event that this occurs, AxoGen may be unable to repay all such accelerated indebtedness.  Any indebtedness that it incurs under the MC Term Loan Agreement and Revolving Loan Agreement is secured by substantially all of its tangible and intangible assets. If AxoGen defaults under the indebtedness secured by its assets, those assets would be available to the secured creditors to satisfy AxoGen’s obligations to the secured creditors.

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

In our annual report on Form 10-K for the year ended December 31, 2011, we reported a material weakness in our internal control over financial reporting which related to an instance in which the accounting for a contract was inappropriately treated as an expense as opposed to a prepaid asset. We believe we took appropriate actions to remediate the control deficiencies we identified in this instance.  We have reported herein material weaknesses in our internal control as of December 31, 2016 relating to the design and operation of key controls around the calculations of significant judgment and estimates and quarterly cycle count procedures related to consigned inventories.  These control deficiencies are not expected to result in any changes of prior period financial statements or previously released financial results.

We have reviewed and modified the design of internal controls over financial reporting and will continue to make additional modifications as necessary. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Although we have taken actions to correct the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to new internal systems. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

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

AxoGen is subject to extensive regulation by foreign and domestic government entities and healthcare professionals, such as physicians, hospitals and those to whom and through whom we may market our products.  We are subject to scrutiny under various federal, state and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and anti-bribery laws such as the United States Foreign Corrupt Practices Act. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice (“DOJ”), the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. There can also be changes to the regulations by foreign and domestic government entities that require AxoGen to update or upgrade business processes or to perform additional validation activities for product or processes.  Compliance with such changes can be costly to implement or result in non-compliance and restricting the ability to sell products that would have a material adverse effect.

Our products are also subject to regulation by the FDA in the U.S. The FDA regulates the development, clinical testing, marketing, distribution, manufacturing, labeling, and promotion of biological products, such as that of AxoGen’s Avance® Nerve Graft product. The AviveTM Soft Tissue Membrane is processed and distributed in accordance with FDA requirements for Human Cellular and Tissue-based Products (HCT/P) under 21 CFR Part 1271 regulations, U.S. State regulations. The FDA also regulates medical devices, for example the AxoGuard® products. The FDA requires the approval of a biological product, like the Avance® Nerve Graft product, through a BLA prior to marketing. Although the Avance® Nerve Graft product has not yet been approved by FDA through a BLA, FDA is permitting the product to be distributed, subject to FDA enforcement discretion, provided that  AxoGen: (1)  transitions to compliance with section 501(a)(2)(B) of the FD&C Act, the cGMP regulations in 21 CFR Parts 210 and 211 and the applicable regulations and standards in 21 CFR Parts 600-610 prior to initiation of a phase 3 clinical trial designed to demonstrate the safety, purity, and potency of the Avance®    Nerve Graft; (2) conducts a phase 3 clinical trial to demonstrate safety, purity and potency of the Avance® Nerve Graft under an SPA; (3) continues to comply with the requirements of 21 CFR Part 1271; and (4) exercises due diligence in executing the transition plan.   See “Business — Government Regulations — U.S. Government Regulation Review.”

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

The use, misuse or off-label use of AxoGen’s products may harm its reputation or the image of its products in the marketplace, or result in injuries that lead to product liability suits, which could be costly to AxoGen’s business or result in FDA sanctions if the company is deemed to have engaged in off-label promotion. AxoGen is seeking a biologics license through the BLA process for specific uses of Avance® Nerve Graft under specific circumstances. Its promotional materials and training methods must comply with FDA requirements and other applicable laws and regulations, including the prohibition against off-label promotion. AxoGen’s promotion of the AxoGuard® products, which are regulated as medical devices, also must comply with FDA’s requirements and must only use labeling that is consistent with the specific indication(s) for use included in the FDA substantial equivalence order that results in marketing the devices. The AviveTM Soft Tissue Membrane is processed and distributed in accordance with FDA requirements for (HCT/P) under 21 CFR Part 1271 regulations and is to be dispensed only by or on the order of a licensed physician and is contraindicated for use in any patient in whom soft tissue implants are contraindicated.    The FDA does not restrict or

regulate a physician’s use of a medical product within the practice of medicine, and AxoGen cannot prevent a physician from using its products for an off-label use. However, the FD&C Act and the FDA’s regulations restrict the kind of promotional communications that may be made about AxoGen’s products and if the FDA determines that AxoGen’s promotional or training materials constitute the unlawful promotion of an off-label use, it could request that AxoGen modify its training or promotional materials and/or subject the Company to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, civil money penalties, seizure, injunction or criminal fines and penalties. Other federal, state or foreign governmental authorities might also take action if they consider AxoGen promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, or exclusion from participation in federal health programs. In that event, AxoGen’s reputation could be damaged and the use of its products in the marketplace could be impaired.

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

AxoGen’s Avance® Nerve Graft product is currently allowed to be distributed pursuant to a transition plan with the FDA and a change in position by the FDA regarding its use of enforcement discretion to permit the sale of Avance® Nerve Graft would have a material adverse effect on AxoGen.

The FDA considers AxoGen’s Avance® Nerve Graft product to be a biological product, subject to BLA approval requirements. Although the Avance® Nerve Graft product has not yet been approved by FDA through a BLA, AxoGen’s Avance® Nerve Graft product is currently distributed under the controls applicable to a HCT/P pursuant to section 361 of the Public Health Service Act and 21 CFR Part 1271 of FDA’s regulations, subject to FDA’s enforcement discretion and AxoGen’s compliance with a transition plan established by the FDA.  See “Business — Government Regulations — U.S. Government Regulation Review.”    AxoGen has continued to communicate with the FDA’s CBER since the acceptance of the transition plan on clinical trial design, preclinical studies,  Chemistry, Manufacturing, and Controls (“CMC”) for the Avance® Nerve Graft, and other issues related to the effective IND  Subject to the FDA’s enforcement discretion, AxoGen can commercially distribute the Avance® Nerve Graft  until the FDA makes a final determination on an Avance® Nerve Graft BLA submission, assuming AxoGen remains in compliance with the transition plan and exercises due diligence in executing the transition plan. In the event that the FDA becomes dissatisfied with AxoGen’s progress or actions with respect to the transition plan or the FDA changes its position for any reason regarding its use of enforcement discretion to permit AxoGen to distribute and sell the Avance® Nerve Graft product in accordance with the transition plan, AxoGen would no longer be able to sell the Avance® Nerve Graft product, which would have a material adverse effect on AxoGen’s operations and financial viability. In addition, if AxoGen does not meet the conditions of the transition plan, or fails to comply with applicable regulatory requirements, the FDA could impose civil penalties, including fines, product seizures, injunctions or product recalls and, in certain cases, criminal sanctions.  These consequences also would have a material adverse effect on AxoGen’s operations and financial viability.

AxoGen’s business is subject to continuing compliance to standards by various accreditation and registration bodies which is costly and loss of accreditation or registration could result in negative effects on its business.

AxoGen is subject to accreditation such as that by the AATB and as a Verified-Accredited Wholesale Distributor.  AxoGen has registration requirements such as that with the National Association of Boards of Pharmacy and ISO 13485 registration bodies.  These accreditations and regulations can affect distribution and sale of AxoGen products on a state-by-state basis, within the United States and also affects distribution and sale of AxoGen products outside of the United States. The loss of accreditation or registration could keep AxoGen from selling and distributing its product which may have negative effects on its business.

AxoGen’s AxoGuard® and AviveTM products are subject to FDA and other regulatory requirements.

AxoGen’s AxoGuard® product line is regulated as a medical device under the FD&C Act and subject to premarket notification and clearance requirements under section 510(k) of the FD&C Act, 21 CFR Part 820 (Quality System Regulation) and other FDA regulations. AxoGen distributes for Cook Biotech the AxoGuard® product line and Cook Biotech is responsible for the regulatory compliance of the AxoGuard® product line. Cook Biotech has obtained a 510(k) premarket clearance from the FDA for porcine (pig) small intestine submucosa for the repair of peripheral nerve discontinuities where gap closure can be achieved by flexion of the extremity. Cook Biotech has also obtained a 510(k) premarket clearance for the AxoGuard® Nerve Protector for the repair of peripheral nerve injuries in which there is no gap or where a gap closure is achieved by flexion of the extremity.  If AxoGen or Cook Biotech fails to comply with applicable regulatory requirements, the FDA could deny or withdraw 510(k) clearance for the AxoGuard® products, or impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

AviveTM Soft Tissue Membrane is processed and distributed in accordance with U.S. FDA requirements for Human Cellular and Tissue-based Products (HCT/P) under 21 CFR Part 1271 regulations, U.S. State regulations and the guidelines of the American Association of Tissue Banks (AATB). If AxoGen fails to comply with applicable regulatory requirements, the FDA could require AxoGen to stop selling AviveTM, or impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

AxoGen’s AxoTouchTM and AcroValTM products are subject to FDA and other regulatory requirements.

AxoGen’s AxoTouchTM and AcroValTM products are regulated as medical devices under the FD&C Act and subject to premarket notification and clearance requirements under section 510(k) of the FD&C Act, 21 CFR Part 820 (Quality System Regulation) and other FDA regulations.  If AxoGen fails to comply with applicable regulatory requirements, the FDA could deny or withdraw 510(k) clearance for these products, or impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

Defective AxoGen product could lead to recall or other negative business conditions.

If AxoGen’s products are defective or otherwise pose safety risks, the FDA could require their recall or AxoGen may initiate a voluntary recall of its products. The FDA may require recall of a marketed medical device product, such as the AxoGuard® products, in the event that it determines the medical device presents a reasonable probability of serious adverse health consequences or death. However, most device recalls do not rise to this level of health significance and result from voluntary action. The FDA has authority to recall biological products when a batch, lot or other quantity of the product presents an imminent or substantial hazard to the public health.  However, in such circumstances, the FDA usually initially requests, voluntary recalls of biological products, such as the Avance® Nerve Graft. If a company does not comply with an FDA request for a recall, the FDA can order one under the above-referenced circumstances or take other enforcement actions, such as product seizure. In addition, manufacturers may, on their own initiative, recall a product to remove or correct a deficiency or to remedy a violation of the FD&C Act that may pose a risk to health. A government-mandated, government-requested or voluntary recall could occur as a result of an unacceptable risk to health, reports of safety issues, failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls and other field corrections for any of AxoGen’s products would divert managerial and financial resources and have an adverse effect on its business, results of operations and financial condition. A recall could harm AxoGen’s reputation with customers and negatively affect its sales. AxoGen may initiate recalls involving some of its products in the future that it determines do not require notification of the FDA. If the FDA were to disagree with AxoGen’s determinations, it could request that it report those actions as recalls, and take regulatory or enforcement action against AxoGen or the product.

If AxoGen’s products cause or contribute to a death, a serious injury or any adverse reaction involving a communicable disease related to its products, or malfunction in certain ways, it will be subject to reporting regulations, which can result in voluntary corrective actions or agency enforcement actions. See “Business — Regulation — Education Grants, U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws — Pervasive and False Claims.”  If AxoGen fails to report these events to the FDA within the required timeframes, or at all, the FDA could take regulatory or enforcement action against AxoGen. Any adverse event involving AxoGen’s products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as AxoGen defending itself in a lawsuit, would require the dedication of time and capital, distract management from operating its business, and may harm AxoGen’s reputation, business, results of operations and financial condition.

AxoGen’s manufacturing operations must comply with FDA and other governmental requirements.

AxoGen’s manufacturing operations require it to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical products, which is costly and could subject AxoGen to enforcement action. See “Business — Government Regulations — Education Grants, U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws — Fraud, Abuse and False Claims”. Any of these actions could impair AxoGen’s ability to produce its products in a cost-effective and timely manner in order to meet customer demands. AxoGen may also be required to bear other costs or take other actions that may have an adverse impact on its future sales and its ability to generate profits. Furthermore, AxoGen’s key material suppliers, licensors and or other contractors may not continue to be in compliance with all applicable regulatory requirements, which could result in AxoGen’s failure to produce its products on a timely basis and in the required quantities, if at all.

Sales of AxoGen human tissue products outside the U.S. are subject to foreign regulatory requirements that vary from country to country. In the European Union (“E.U.”), human tissue regulations, if applicable, differ from one E.U. member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the E.U., as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive and unpredictable. AxoGen products will be subject to E.U. member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. In addition, some E.U. member states have their own tissue banking regulations. The inability to meet foreign regulatory requirements could materially affect AxoGen’s future growth and compliance with such requirements could place a significant financial burden on AxoGen.

In addition, the United Kingdom voted to exit the European Union (“Brexit”) and the timing and scope remain unclear. AxoGen’s current notified body for its CE Mark for AxoGuard products is in the United Kingdom.  To date there is no business disruption, but AxoGen cannot be sure what changes could occur. If the notified body must change to a E.U. member there could be an interruption in sales in the E.U.  Cost of regulatory compliance with both the United Kingdom and E.U. could be significant and time consuming.

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

AxoGen submitted an IND for the Avance® Nerve Graft in April 2013 and received FDA approval in March 2015.   The phase 3 clinical trial was initiated in the second quarter of 2015. Additionally, AxoGen was audited by the FDA at its processing facility in March 2013, March 2015 and October 2016 and its Distribution Facility in October 2015.  The quality system was found to be in compliance with 21 CFR Part 1271. AxoGen is working to ensure compliance with the applicable regulations by having ongoing discussions on the transition of the quality system to 21 CFR Parts 210/211 and 600-610 regulations with the FDA. Final determination of regulatory compliance with 21 CFR Parts 210/211 and 600-610 will be made during FDA’s pre-license inspection as part of the BLA review. If the FDA is unable to agree with AxoGen, or AxoGen is unable to meet the standards required of it by the FDA, regarding preclinical studies, clinical studies and CMC, the approval of AxoGen’s BLA would not occur or be delayed.

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

U.S. governmental regulation could restrict the use of AxoGen’s Avance® Nerve Graft and AviveTM Soft Tissue Membrane product, restrict AxoGen’s procurement of tissue or increase costs.

In addition to the FDA requirements for biological products, the Avance® Nerve Graft will continue to be subject to, as is the AviveTM Soft Tissue Membrane, various requirements for human tissue under 21 CFR Part 1271 controls. Human tissues intended for transplantation have been regulated by the FDA since 1993. In May 2005, three new comprehensive regulations went into effect that address manufacturing activities associated with HCT/P. The first regulation requires that companies that produce and distribute HCT/Ps register with the FDA. The second regulation provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third regulation governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. The Current Good Tissue Practices rule covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. Together, the three basic requirements of 21 CFR Part 1271 are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients. These regulations increased regulatory scrutiny within the industry in which AxoGen operates and have led to increased enforcement actions, which affects the conduct of its business. Additional regulations or guidance documents may be implemented by the FDA in the future.  These changes may require new documentation requirements, process changes or testing that could increase costs and regulatory burden.  See “Business — Government Regulations.”  These regulations can also increase the cost of tissue recovery activities. Additionally, the Avance® Nerve Graft and AviveTM Soft Tissue Membrane are subject to certain state and local regulations, as well as compliance with the standards of the tissue bank industry’s accrediting organization, the AATB.

The procurement and transplantation of allograft nerve tissue is also subject to federal law pursuant to the National Organ Transplant Act (“NOTA”), a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including nerve and related tissue, for “valuable consideration.” NOTA only permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human nerve tissue. AxoGen makes payments to certain of its clients and tissue banks for their services related to recovering allograft nerve and umbilical cord tissue on its behalf. If NOTA is interpreted or enforced in a manner which prevents AxoGen from receiving payment for services it renders, or which prevents it from paying tissue banks or certain of its clients for the services they render for AxoGen, its business could be materially and adversely affected.

AxoGen has engaged, through its marketing employees, independent sales agents and sales representatives in ongoing efforts designed to educate the medical community as to the benefits of AxoGen products, and AxoGen intends to continue its educational activities. Although AxoGen believes that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of AxoGen products, payments in connection with such education efforts are not exempt from NOTA’s restrictions and AxoGen’s inability to make such payments in connection with its education efforts may prevent it from paying AxoGen sales representatives for their education efforts and could adversely affect AxoGen’s business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft nerve tissue-based material which AxoGen’s processing technologies may generate. Assuming that NOTA applies to AxoGen’s processing of allograft nerve and umbilical cord tissue, AxoGen believes that it complies with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future, which would call into question one or more aspects of AxoGen’s method of operations.

Other regulatory entities include state agencies with statutes covering tissue banking. Regulations issued by Florida, New York, California and Maryland, among other states, are particularly relevant to AxoGen’s business. Most states do not currently have tissue banking regulations. However, incidents of allograft related infections in the industry may stimulate the development of regulation in other states. It is possible that third parties may make allegations against AxoGen or against donor recovery groups or tissue banks about non-compliance with applicable FDA regulations or other relevant statutes or regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for AxoGen’s business and the industry in which it operates.

Healthcare policy changes may have a material adverse effect on AxoGen.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which Act substantially changes the way healthcare is financed by both governmental and private insurers, and encourages improvements in the quality of healthcare items and services. This Act significantly impacts the biotechnology and medical device industries and could have a material adverse impact on numerous aspects of AxoGen’s business.

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

The patents for our commercialized products and products in development have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, U.S. patents covering the formulations used in our AxoGuard® product line, which are held by Cook Biotech, are scheduled to expire from August 22, 2017 through November 2018. Although we expect that Cook Biotech is using best efforts to take any action possible to extend the life of these patents, there can be no assurance that any action is possible or action taken will be successful. If these patents expire while we have the right to distribute and market the AxoGuard® products, it could adversely affect our ability to successfully execute our business strategy to maximize the value of AxoGuard® products and could likely negatively impact our future financial condition and results of operations.

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

AxoGen depends fundamentally on keeping and satisfying the terms of exclusive licenses of its nerve repair technologies from UFRF and UT where the original technologies are purported to have been invented. Though AxoGen makes an effort to follow these agreements strictly, a disagreement between AxoGen and either party could have a  negative impact on its ability to operate its business effectively. In addition, AxoGen could learn that the technologies it has licensed from UFRF and UT do not perform as purported, are not efficacious, or are not the property of UFRF or UT, or some similar problem with the license, any of which would have an immediate and negative impact on AxoGen’s business.

Risks Related to Our Common Stock

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2016, approximately 8.36% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these shareholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

The price of AxoGen’s common stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

Our common stock is listed on the NASDAQ Capital Market under the symbol “AXGN.”  The stock market in general, and the market for medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The trading price of our common stock has experienced substantial volatility and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

•	limited daily trading volume resulting in the lack of a liquid market;
•	fluctuations in price and volume due to investor speculation and other factors that may not be tied to the financial performance of AxoGen;
•	performance by AxoGen in the execution of its business plan;
•	financial viability;
•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors;
•	market conditions in our industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	introduction of new products by us or our competitors;
•	sales of our common stock or other securities in the open market;
•	regulatory developments in both the United States and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;
•	economic and other external factors;
•	period-to-period fluctuations in financial results; and
•	other events or factors, including the other factors described in this “Risk Factors” section, many of which are beyond our control.

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

The operation and expansion of our business will continue to require funding. In addition, the MC Term Loan Agreement and Revolving Loan Agreement prohibit us from paying cash dividends to our shareholders. Accordingly, we do not anticipate that we will pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares of common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

On March 16, 2016, AC entered into the Fourth Amendment to Lease (“Fourth Amendment”) with SNH Medical Office Properties Trust (“SNH”). SNH is the landlord of AC’s currently leased 11,761 square foot corporate headquarters facility at 13631 Progress Boulevard, Suite 400, Alachua, Florida 32615 (the “Current Premises”) pursuant to that certain lease dated as of February 6, 2007, as amended (the “Lease”).  The Fourth Amendment expands the Current Premises by 7,050 square feet (the “Expansion Premises”).  The Fourth Amendment also provides that the Expiration Date (as defined in the Fourth Amendment) of the Lease will be extended to approximately five years from the Occupancy Date (as defined in the Fourth Amendment) which was June 2016.  The original expiration date of the Current Premises remains unchanged; provided, however, that AC shall have the right to extend the Current Premises Term (as defined in the Fourth Amendment) for three additional periods (the “Current Premises Extended Term”), the first such Current Premises Extended Term to commence on November 1, 2018 and end on October 31, 2019, the second such Current Premises Extended Term to commence on November 1, 2019 and end on October 31, 2020, and the third such Current Premises Extended Term to commence on November 1, 2020 and end on the Expiration Date.    AC also has the right to extend the term of the then current Leased Premises (as defined in the Fourth Amendment) for an additional period of five years commencing on the day immediately after the Expiration Date.

AxoGen’s annual cost of the Current Premises and Expansion Premises ranges from approximately $248,000 to $332,000 per year over the life of the leases.

 On January 23, 2017 AC entered into a lease (the “SHN Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (“SNH”), for 1,431 square feet at 13709 Progress Boulevard, Alachua, Florida 32615. Pursuant to the Lease, AC is to use the space for general office and biomedical research uses. SNH is the landlord of AC’s currently leased corporate headquarters facility at 13631 Progress Boulevard, Alachua, Florida 32615.  The SHN Lease has a term of approximately five years with rent payments commencing on the earlier of April 1, 2017 or the “Substantial Completion Date” (as defined in the Lease). AC’s additional annual cost of the Premises will range from approximately $25,800 to $29,000 over the life of the lease.

On October 25, 2013, AC entered into a commercial lease with Ja-Cole L.P. (“Ja-Cole”). Under the terms of the commercial lease AxoGen occupied 5,400 square feet of warehouse/office space in its Distribution Facility until November 30, 2016 at an annual cost of $43,200. On April 21, 2015, AxoGen entered into a new commercial lease, as amended by the addendum on such date (as amended, the “Commercial Lease”), with Ja-Cole. The new commercial lease superseded and replaced the original lease with Ja-Cole dated October 25, 2013. Under the terms of the new Commercial Lease, AxoGen leased an additional 2,100 square feet of warehouse at the Distribution Facility.   The Commercial Lease is for a three-year term expiring April 21, 2018. On October 25, 2016, AC, entered into Commercial Lease Amendment 2 (the “Ja-Cole Amendment”), to the Commercial Lease. Under the terms of the Ja-Cole Amendment, AxoGen leased an additional 2,500 square feet of warehouse/office at the Distribution Facility.  The Distribution Facility now comprises a total of 10,000 square feet, all of which, pursuant to the Ja-Cole Amendment, will be leased until March 31, 2019.  The annual rental cost of the Distribution Facility is now approximately $88,000.

The expanded Distribution facility houses raw material storage and product distribution and allows expansion space as required for AxoGen operations.    The Distribution Facility allows AxoGen to fulfill same day orders for both the east and west coasts of the United States.

On August 6, 2015, we entered into the CTS Agreement which provides for the use of certain clean rooms, office space and warehouse space located in Dayton, Ohio. The CTS Agreement has a five year term, subject to earlier termination by either party at any time for cause, or after August 6, 2017 without cause, in either event upon 18 months prior notice. Under the CTS Agreement, AxoGen pays CTS a facility fee for the clean room/manufacturing, storage and office space.  CTS also provides services in support of AxoGen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.

In addition, AxoGen leases space and maintains records at certain other facilities, including the Company’s prior corporate headquarters at 1407 South Kings Highway, Texarkana, Texas 75501.

The aggregate cost of all of the Company’s and its subsidiaries’ properties is approximately $433,000 per year.  AxoGen believes that its facilities will be sufficient to operate its business for the next 12 months and that current lease obligations will not change materially.

ITEM 3.  LEGAL PROCEEDINGS

AxoGen and its subsidiaries do not have any active or pending material legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AxoGen’s common stock is traded on the NASDAQ Capital Market under the symbol “AXGN.”  On February 24,  2017, the last reported closing sale price of the Company common stock on the NASDAQ Capital Market was $10.65 per share.

The following table sets forth, for each of the calendar periods indicated, the high and low sales price of the Company’s common stock on the NASDAQ Capital Market.

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	High	Low	High	Low

First Quarter	$5.60	$4.52	$4.24	$2.90

Second Quarter	$6.88	$4.90	$3.59	$2.95

Third Quarter	$9.88	$6.41	$5.74	$3.04

Fourth Quarter	$9.28	$7.65	$5.95	$3.90

Dividend Policy

AxoGen currently intends to retain earnings, if any, to finance the growth and development of its business, and does not expect to pay any cash dividends to its shareholders in the foreseeable future.  In addition, the MC Term Loan Agreement and Revolving Loan Agreement prohibit AxoGen from paying cash dividends to its shareholders.  AxoGen did not declare any cash dividends on its common stock in 2015 and 2016.

Shareholders

As of February 24,  2017, the Company had 33,013,676 shares of common stock outstanding, and approximately 276 common shareholders of record, based upon information received from our stock transfer agent.  However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.  The Company estimates that there are more than 1,000 individual owners.

Stock Performance Graph

Smaller reporting companies are not required to provide the information required by this item. As of June 30, 2016, the date on which our filer status was determined for the year ended December 31, 2016, we are no longer a smaller reporting company. In accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to utilize the scaled disclosure requirements applicable to smaller reporting companies in this annual report on Form 10-K. We will be transitioning to the disclosure requirements applicable to accelerated filers beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities in the fourth quarter of 2016.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2016 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

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

Overview

We are a global leader in innovative surgical solutions for peripheral nerve injuries.  We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and AviveTM Soft Tissue Membrane a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and AcroValTM Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on nerve function. Our portfolio of products is available in the United States, Canada, the United Kingdom and several European and other international countries.

Revenue from the distribution of AxoGen’s nerve repair products, the Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector, in the United States is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen revenues increased in 2016 compared to 2015 primarily as a result of revenue growth in active accounts, and to a lesser extent, the development and growth of new accounts.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and see the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of nerve repair to the AxoGen portfolio and are ordering AxoGen products at least six times in the last 12 months.

As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.    AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term. In 2016 revenue growth exceeded the growth in expenses, demonstrating improved productivity of our commercial strategy.

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

Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, AviveTM Soft Tissue Membrane, AcroValTM Neurosensory and Motor Testing System, AxoTouchTM Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or market.

We regularly review the inventory status to determine the expected reserve level required.  The Company policy is to monitor the shelf life of its products and reserve amounts based on the expiration date of the finished goods inventory.  We also reserve a portion of raw materials based on our historical experience of tissue that fails during the inspection and debridement stage due to medical history, serology compliance or poor quality.

Effective Interest Rate on Note Payable

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into a term loan agreement (the “Three Peaks Term Loan Agreement”) with the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP (“Oberland”), as administrative and collateral agent for the lenders. Under the Three Peaks Term Loan Agreement, Three Peaks provided AxoGen a term loan of $25 million which had a six year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which, as of November 13, 2014, resulted in a 10% rate.  In addition, on November 12, 2014, AxoGen entered into a 10 year Revenue Interest Agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments were based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period.

 The Three Peaks Term Loan Agreement and Revenue Interest Agreement were used in calculating the effective interest rate.  AxoGen recorded interest using its best estimate of the effective interest rate.  This estimate took into account both the rate on the Three Peaks Term Loan Agreement and the rate associated with the ten-year Revenue Interest Agreement.  The effective interest rate was based on actual payments to date, projected future revenues and the projected royalty payments and the quarterly interest payments due on the Three Peaks Term Loan Agreement.  From time to time, AxoGen reevaluated the expected cash flows and adjusted the effective interest rate.  Determining the effective interest rate required judgment and was based on significant assumptions related to estimates of the amounts and timing of future revenue streams.  Determination of these assumptions was highly subjective and different assumptions could have led to materially different outcomes.    The Three Peaks Term Loan Agreement and Revenue Interest Agreement were paid in full on October 26, 2016.

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

Comparison of the Years Ended December 31, 2016 and 2015

Revenues

Revenues for the year ended December 31, 2016 increased 50.4% to approximately $41,108,000 as compared to approximately $27,331,000 for the year ended December 31, 2015. This increase was primarily a result of growth in active accounts and to a lesser extent the establishment and growth of new accounts.  In addition, the Company received grant revenue of approximately $290,000 in the year ended December 31, 2016, as compared to grant revenue of approximately $433,000 in the year ended December 31, 2015.

Gross Profit

Gross profit for the year ended December 31, 2016 increased 54.1% to approximately $34,640,000 as compared to approximately $22,483,000 for the year ended December 31, 2015.  This increase is primarily attributable to the increased revenues in 2016, manufacturing efficiencies, a favorable change in product mix and a product price increase instituted in March 2016.  As a result, gross profit margin also improved to 84.3% in 2016 as compared to 82.3% for 2015.

Costs and Expenses

Total cost and expenses increased 34.7% to approximately $42,770,000 for the year ended December 31, 2016 as compared to approximately $31,749,000 for the year ended December 31, 2015.  These increases were primarily due to increasing sales activity, expanded surgeon education programs, increases in compensation and increased general expenses associated with increased revenues and greater corporate size.  As a percentage of revenue, total cost and expenses decreased to 104% in 2016 compared to 116% in 2015 demonstrating the improved productivity of our business model.

Sales and marketing expenses increased 41.5% to approximately $28,426,000 for the year ended December 31, 2016 as compared to approximately $20,089,000 for the year ended December 31, 2015. This increase was primarily due to: (a) increased compensation expenses related to AxoGen’s direct sales force as a result of increased sales and hiring of additional personnel; (b) increased commissions to independent distributors as a result of increased sales; (c) expansion of the Company’s surgeon education program; and (d) increased marketing activity.  As a percentage of revenues, sales and marketing expenses were 69.1% for the year ended December 31, 2016 compared to 73.5% for the year ended December 31, 2015. The decrease in sales and marketing expenses as a percentage of revenue was a result of improved productivity of our commercial team, including the improved penetration of active accounts as revenue growth outpaced the related growth of expenses.

General and administrative expenses increased 20.3% to approximately $10,133,000 for the year ended December 31, 2016 as compared to approximately $8,423,000 for the year ended December 31, 2015. The increase was primarily the result of increased professional fees, increased general expenses related to a larger organization and increases in salaries and bonus compensation.  As a percentage of revenues, general and administrative expenses were 24.6% for the year ended December 31, 2016 compared to 30.8% for the year ended December 31, 2015.

Research and development expenses increased 30.1% to approximately $4,212,000 in the year ended December 31, 2016 as compared to approximately $3,237,000 for the year ended December 31, 2015.  Research and development costs include AxoGen’s product development and clinical efforts substantially focused on its BLA for the Avance® Nerve Graft. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for 2016 relate to expenditures for such clinical activity, including preparation for, and the start of, the pivotal clinical trial to support the BLA, and hiring additional personal to support both clinical and product development activity, offset by certain projects that have been completed or are near completion. It is expected that costs associated with the BLA will continue to increase as more patients are enrolled in the trial over approximately the next two years.  Although AxoGen’s products are developed for sale in their current use, it does conduct product development efforts focused on new products and new applications for existing products.  AxoGen is active in pursuing research grants to support research and early product development.  AxoGen’s product pipeline development contributed to a portion of the research and development expenses in 2016, with grant revenue offsetting a portion of this activity. As a percentage of revenues, research and development expenses declined to 10.2% in 2016 from 11.8% in 2015.

Other Income and Expenses

Interest expense increased 35.0% to approximately $5,386,000 in 2016 as compared to approximately $3,989,000 for the year ended December 31, 2015.  This increase was primarily due to the net impact of prepayment fees and the write-off of previously recorded deferred interest charges associated with the extinguishment of the Three Peaks Term Loan Agreement and Revenue Interest Agreement on October 25, 2016.  Under the terms of the Three Peaks Term Loan Agreement the Company paid Three Peaks a final payment of approximately $2,447,000 inclusive of prepayment fees and accrued interest through October 25, 2016. As a result of the accounting treatment for the Three Peaks transaction, the Company had previously recorded a total of $747,000 of deferred interest charges which were offset against these prepayment fees.  The net impact of these transactions resulted in a net interest charge of approximately $1,700,000 for the fiscal year ended December 31, 2016.

Additionally, interest expense included non-cash, deferred interest charges of approximately $0 and $462,000 for the years ended December 31, 2016 and 2015, respectively, that was expected to be paid in the future based upon the terms of the Three Peaks transaction and increases in AxoGen revenues.

Interest expense — deferred financing costs increased to approximately $875,000 for the year ended December 31, 2016 as compared to approximately $128,000 for the year ended December 31, 2015. This increase is primarily due to the write off of the remaining Three Peaks financing costs of approximately $750,000 in 2016 as the result of the extinguishment of the Three Peaks Term Loan Agreement and Revenue Interest Agreement.

Income Taxes

AxoGen had no income tax expenses or income tax benefit for 2016 or 2015 due to incurrence of net operating loss for the year.  AxoGen does not believe there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on AxoGen’s net sales, revenues or income from continuing operations in 2014, 2015 or 2016.

Liquidity and Capital Resources

Term Loan Agreements and Revenue Interest Agreement

On November 12, 2014  (the “Signing Date”), AxoGen, as borrower, and AC, as guarantor, entered into the Three Peaks  Term Loan Agreement. Under the Three Peaks Term Loan Agreement, Three Peaks agreed to lend to AxoGen a term loan of $25 million which had a six year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 resulted in a 10% rate. AxoGen had to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks had a first perfected security interest in the assets of AxoGen.

In addition, AxoGen entered into the Revenue Interest Agreement with Three Peaks. Royalty payments were based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period.

Under the Three Peaks Term Loan Agreement, AxoGen had the option at any time to prepay the Term Loan, in whole or in part, and the Revenue Interest Agreement by making the following payment, and Three Peaks had the right to demand the following payment upon a change of control of AxoGen, sale of the majority of AxoGen’s assets or a material adverse change to AxoGen: (i) on or prior to the first anniversary of the applicable Signing Date, 120% of the outstanding principal amount of the Term Loan or any portion being prepaid; (ii) after the first anniversary but no later than the second anniversary of the Signing Date, 135% of the outstanding principal amount of the Term Loan or any portion being prepaid; (iii) after the second anniversary but no later than the third anniversary of the applicable Closing Date, 150% of the outstanding principal amount of the Term Loan or any portion being prepaid; or (iv) after the third anniversary of the Signing Date, an amount generating an internal rate of return of 16.25% of the outstanding principal amount of the Three Peaks Term Loan or any portion being prepaid. In all cases, the amount due was reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement. In each such case AxoGen would also owe an additional 3% of the Three Peaks Term Loan amount. Upon payment to Three Peaks, AxoGen had no further obligations to Three Peaks under the Three Peaks Term Loan or the Revenue Interest Agreement.  As a result of the prepayment in October 2016, the Company was required to pay 135% of the outstanding principal amount of the Three Peaks Term Loan and 3% of the Three Peaks Term Loan amount reduced by the sum of interest and principal previously paid and all amounts received under the Revenue Interest Agreement totaling approximately $27,447,000, of which approximately $2,447,000 represents the prepayment fee.

Also in connection with the Three Peaks Term Loan and Revenue Interest Agreements, the Company sold 1,375,969 shares of its common stock to Three Peaks for a total of $3.55 million at a price of $2.58 per share.

The Company recorded interest using its best estimate of the effective interest rate.  This estimate took into account both the rate on the Three Peaks Term Loan Agreement and the rate associated with the ten year Revenue Interest Agreement with Three Peaks.  The effective interest rate was based on actual payments to date, projected future revenues and the projected royalty payments and the quarterly interest payments due on the Three Peaks Term Loan Agreement.  From time to time, AxoGen reevaluated the expected cash flows and adjusted the effective interest rate.  Determining the effective interest rate required judgment and was based on significant assumptions related to estimates of the amounts and timing of future revenue streams.  Determination of these assumptions was highly subjective and different assumptions could have lead to materially different outcomes.

On the Closing Date, AxoGen and AC, each as borrowers, entered into the MC Term Loan Agreement with the lenders party thereto and MidCap, as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.00% per annum plus the greater of LIBOR or 0.5%, which, as of the Closing Date, resulted in an 8.5% rate. In addition to the interest charged on the Term Loan, the Company is also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

Under the MC Term Loan Agreement, the Company has the option at any time to prepay the Term Loan in whole or in part, provided that prepayments shall be: (i) in an amount equal to $2,500,000 or a higher integral multiple of $1,000,000; and (ii) accompanied by certain prepayment and exit fees.  There can be no more than three partial voluntary prepayments allowed during the term of the MC Term Loan Agreement.  MidCap and certain of the lenders have the right to demand prepayment, along with prepayment and exit fees upon an event of default which includes, but is not limited to: (i) default of the Revolving Loan (as defined below); (ii) a change of control of the Company; (iii) sale of the majority of the Company's assets; or (iv) a material adverse change to the Company. The prepayment fee is determined by multiplying the amount being prepaid by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter.  No prepayment fee is due in the event the prepayment is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  Upon any repayment of any portion of the Term Loan (whether voluntary, involuntary or mandatory), other than scheduled amortization payments, and on the final payment of principal of the Term Loan, an exit fee of 5.0% of the principal amount of the Term Loan is also owed based on the portion of any prepayment made and at maturity upon the original principal amount less any prepayments of the Term Loan.  The Company used the aggregate proceeds of $25 million from the MidCap Term Loan and the Revolving Loan to pay the outstanding indebtedness owed to Three Peaks and the other lenders to terminate the Term Loan Agreement and the Revenue Interest Agreement.  Expenses and fees of approximately $800,000 to complete the negotiation and documentation of the MidCap Term Loan and the Revolving Loan and prepayment fees of approximately $2.3 million owed to Three Peaks were paid from the Company’s own funds.

On the Closing Date, AxoGen and AC, each as borrowers, also entered into the Revolving Loan Agreement with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by the Company based upon an available borrowing base which includes certain accounts receivable and inventory.  The Revolving Loan may be increased to up to $15 million at the Company’s request and with the approval of MidCap. As of the Closing Date, the Company’s borrowing base under the Revolving Loan provided availability of approximately $5.4 million.  As of December 31, 2016, the Company had borrowed $4,025,023 of the Revolving Loan.  The maturity date of the Revolving Loan is May 1, 2021. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances, which, as of the Closing Date and December 31, 2016, resulted in an 5.0% rate. In addition to the interest charged on the Revolving Loan, the Company is also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan is subject to a minimum balance, such that the Company pays the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan is terminated or permanently reduced prior to the maturity date, MidCap is owed a deferred revolving loan origination fee determined by multiplying the agreed total lending amount by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter.  No deferred revolving loan origination fee is due in the event the Revolving Loan is paid in full or the termination of the revolving credit facility is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  Termination of the Revolving Loan may occur, at the option of MidCap and certain of the lenders, upon an event of default which includes, but is not limited to: (i) default in payment of the Term Loan; (ii) a change of control of the Company; (iii) sale of the majority of the Company's assets; or (iv) a material adverse change to the Company.

 Under the MidCap agreements, the Company must maintain certain covenants including, but not limited to, limiting new indebtedness, restrictions on the payment of dividends and maintaining certain levels of revenue. MidCap, on behalf of the lenders under the Revolving Loan Agreement, has a first perfected security interest in the assets of the Company to guarantee the payment in full of the MC Term Loan and Revolving Loan. Upon the payment in full to MidCap and the lenders of the MC Term Loan and Revolving Loan, the Company would have no further obligations to MidCap or the lenders under the MC Term Loan or the Revolving Loan or the Revolving Loan Agreement.

The Company used the aggregate proceeds of $25 million from the Term Loan and the Revolving Loan to pay the outstanding indebtedness owed to Three Peaks and the other lenders to terminate the Three Peaks Term Loan Agreement and the Revenue Interest Agreement.  Expenses and fees of approximately $800,000 to complete the negotiation and documentation of the Term Loan and the Revolving Loan and prepayment fees of approximately $2.3 million owed to Three Peaks were paid from the Company’s own funds.

Commitments for Capital Expenditures

The Company had no material commitments for capital expenditures at December 31, 2016 or 2015.

Public Offering of Common Stock

On February 5, 2015, AxoGen entered into an underwriting agreement with Wedbush Securities Inc., as underwriter (the “Wedbush”), in connection with the offering, issuance and sale of 4,728,000 shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $2.75 per share (the “February 2015 Offering”).  The Company also granted to Wedbush a 30-day option to purchase up to an aggregate of 709,200 additional shares of common stock to cover over-allotments, if any.

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

On October 7, 2016, AxoGen entered into an underwriting agreement with JMP Securities LLC, as representative of the several underwriters (collectively, the “Underwriters”), to issue and sell 2,333,334 shares of the Company’s common stock in an underwritten registered public offering (the “2016 Offering”) at an offering price of $7.50 per share.  Pursuant to the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 350,000 shares of common stock, which the underwriters exercised in full on October 7, 2016.  Five of the Company’s directors and officers purchased an aggregate of approximately 32,666 Shares in the 2016 Offering and such purchases were made on the same terms and conditions as purchases by the public in the 2016 Offering. The 2016 Offering closed on October 13, 2016, and the Company received net proceeds of approximately $18.67 million from the sale of 2,683,334 shares of common stock, which includes the additional 350,000 shares of common stock, after deducting the underwriting discounts and commissions and estimated offering expenses.  The Company intends to use the net proceeds from this 2016 Offering for general working capital purposes and expanded development of nerve repair markets and products.  However, the Company’s management will retain broad discretion over the allocation of the net proceeds. The 2016 Offering was pursuant to a prospectus supplement dated October 7, 2016, which was filed with the SEC in connection with the Company’s shelf registration statement on Form S-3 (File No. 333-207829) that was filed with the SEC on November 5, 2015 and declared effective on December 11, 2015 and the related prospectus dated December 11, 2015.

Cash Flow Information

AxoGen had working capital of approximately $32.96 million and a current ratio of 3.97 at December 31, 2016, compared to working capital of $31.34 million and a current ratio of 9.45 at December 31, 2015. The decrease in the current ratio at December 31, 2016 as compared to December 31, 2015 was primarily due to the a portion of the refinanced debt being classified as a current liability.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months.

AxoGen’s future capital requirements depend on a number of factors including, without limitation, revenue increases consistent with its business plan, cost of products and acquisition and/or development of new products. AxoGen could face increasing capital needs. Such capital needs could be substantial depending on the extent to which AxoGen is unable to increase revenue.

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

During the year ended December 31, 2016, the Company had a net increase in cash and cash equivalents of approximately $4,105,000 as compared to a net increase of cash and cash equivalents of approximately $17,694,000 in the year ended December 31, 2015. The Company’s principal sources and uses of funds are explained below.

Net Cash used in operating activities

AxoGen used approximately $11,204,000 of cash for operating activities in 2016, as compared to using approximately $13,052,000 of cash for operating activities in 2015.

This decrease in cash used in operating activities is primarily attributed to an increase in accounts payable and accrued expenses partially offset by a higher net loss generated in 2016, (which was primarily due to the impact of refinancing costs in 2016), an increase in accounts receivable and inventory.

Net Cash used in investing activities

Investing activities for 2016 used approximately $1,190,000 of cash as compared to 2015 which used approximately $556,000. This increase in use is principally attributable to the growth in certain fixed assets in 2016 related to expanded capacity of our production facility in Dayton, Ohio and the Distribution Facility as well as expanded capacity at our headquarters office in Alachua, Florida.

Net Cash provided by financing activities

Financing activities in 2016 provided approximately $16,499,000 of cash as compared to providing approximately $31,301,000 of cash in 2015.  The decrease was due to less proceeds received in the 2016 Offering when compared to the proceeds received from the February 2015 Offering and August 2015 Offering.

Cash paid for interest was $5,769,372 in 2016 compared to $3,525,978 in 2015.  The increase is due to the $2,446,676 final payment to fully repay the Three Peaks Term Loan Agreement and Revenue Interest Agreement, partially offset by lower interest charges on the new debt agreement.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance will be effective for the Company beginning on January 1, 2018.  The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the adoption date. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance became effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. During the first quarter of 2016, we retrospectively adopted this guidance. The implementation of this accounting standard resulted in a reduction of other noncurrent assets and long-term debt of approximately $846,000 in the Consolidated Balance Sheet as of December 31, 2015.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), guidance that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of adoption of this guidance on our Statement of Cash Flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

AxoGen, Inc.

We have audited the accompanying consolidated balance sheets of AxoGen, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. AxoGen’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AxoGen, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AxoGen, Inc and Subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017, expressed an adverse opinion.

/s/ Lurie, LLP

Minneapolis, Minnesota

March 1, 2017

AXOGEN, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$30,014,405	$25,909,500
Accounts receivable, net of allowance for doubtful accounts of approximately $272,000 and $192,000 respectively	8,052,203	4,782,989
Inventory	5,458,840	3,933,960
Prepaid expenses and other	511,804	424,925
Total current assets	44,037,252	35,051,374
Property and equipment, net	1,494,247	970,870
Intangible assets	828,979	678,082
	$46,360,478	$36,700,326
Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving loan agreement	$4,025,023	$—
Accounts payable and accrued expenses	7,002,165	3,695,127
Current maturities of long term obligations	20,899	—
Deferred revenue, current	33,282	14,118
Total current liabilities	11,081,369	3,709,245

Note Payable - Revenue Interest Purchase Agreement, net	—	24,701,693
Long Term Obligations, net of current maturities and deferred financing fees	20,265,745	—
Deferred revenue	92,215	93,797
Total liabilities	31,439,329	28,504,735
Shareholders’ equity:
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 33,008,865 and 29,984,591 shares issued and outstanding	330,088	299,846
Additional paid-in capital	132,474,884	111,368,424
Accumulated deficit	(117,883,823)	(103,472,679)
Total shareholders’ equity	14,921,149	8,195,591
	$46,360,478	$36,700,326

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2016 and 2015

	2016	2015

Revenues	$41,107,538	$27,331,092
Cost of goods sold	6,467,250	4,848,396
Gross profit	34,640,288	22,482,696
Costs and expenses:
Sales and marketing	28,425,503	20,089,369
Research and development	4,212,023	3,237,171
General and administrative	10,132,624	8,422,866
Total costs and expenses	42,770,150	31,749,406
Loss from operations	(8,129,862)	(9,266,710)
Other income (expense):
Interest expense	(5,386,268)	(3,988,619)
Interest expense — deferred financing costs	(875,389)	(127,912)
Other income (expense)	(19,625)	26,816
Total other income (expense)	(6,281,282)	(4,089,715)
Net Loss	(14,411,144)	(13,356,425)
Weighted Average Common Shares outstanding — basic and diluted	30,702,164	26,075,670
Loss Per Common share — basic and diluted	$(0.47)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	19,488,814	$194,888	$78,675,686	$(90,116,254)	$(11,245,680)

Stock-based compensation	—	—	1,316,509	—	1,316,509
Exercise of stock options	197,466	1,975	510,826	—	512,801
Issuance of common shares	10,298,311	102,983	30,865,403	—	30,968,386
Net loss	—	—	—	(13,356,425)	(13,356,425)

Balance, December 31, 2015	29,984,591	299,846	111,368,424	(103,472,679)	8,195,591

Stock-based compensation	—	—	1,390,277	—	1,390,277
Exercise of stock options	340,940	3,409	1,074,924	—	1,078,333
Issuance of common shares	2,683,334	26,833	18,641,259	—	18,668,092
Net loss	—	—	—	(14,411,144)	(14,411,144)

Balance, December 31, 2016	33,008,865	$330,088	$132,474,884	$(117,883,823)	$14,921,149

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(14,411,144)	$(13,356,425)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	361,617	203,140
Amortization of intangible assets	74,871	45,828
Amortization of deferred financing costs	124,915	127,913
Write off of deferred financing costs	750,474	--
Provision for bad debt	79,593	125,371
Stock-based compensation	1,390,277	1,316,509
Interest added to note payable	1,924,279	461,643
Change in assets and liabilities:
Accounts receivable	(3,348,807)	(2,036,052)
Inventory	(1,524,880)	(720,340)
Prepaid expenses and other	(86,879)	(315,556)
Accounts payable and accrued expenses	3,443,660	1,117,733
Deferred revenue	17,582	(21,583)

Net cash used for operating activities	(11,204,442)	(13,051,819)

Cash flows from investing activities:
Purchase of property and equipment	(963,787)	(408,782)
Acquisition of intangible assets	(225,768)	(146,736)

Net cash used for investing activities	(1,189,555)	(555,518)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,668,092	30,968,386
Borrowing on revolving loan	6,684,894	--
Payments on revolving loan	(6,684,894)	--
Repayments of long-term debt	(2,446,676)	--
Debt issuance costs	(800,847)	(180,139)
Proceeds from exercise of stock options	1,078,333	512,799

Net cash provided by financing activities	16,498,902	31,301,046

Net increase in cash and cash equivalents	4,104,905	17,693,709
Cash and cash equivalents, beginning of year	25,909,500	8,215,791

Cash and cash equivalents, end of period	$30,014,405	$25,909,500

Supplemental disclosures of cash flow activity:
Cash paid for interest	$5,769,372	$3,525,978
Supplemental disclosure of non-cash investing and financing activities:
Payments of fixed assets in accounts payable	$32,153	$168,775
Payments of long term debt with proceeds from term loan of $21,000,000 and revolver loan of $4,000,000	$25,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

1.Basis of Presentation

The accompanying consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiaries, AxoGen Corporation (“AC”) and AxoGen Europe GmbH, established in the fourth quarter of 2016, as of December 31, 2016 and December 31, 2015 and for the years then ended. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.Organization and Business

We are a global leader in innovative surgical solutions for peripheral nerve injuries.  We provide products and education to improve surgical treatment algorithms for peripheral nerve injuries. Our portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and AviveTM Soft Tissue Membrane is minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.  Along with these core surgical products, we also offer the AxoTouchTM Two-Point Discriminator and AcroValTM Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on nerve function. Our portfolio of products is available in the United States, Canada, the United Kingdom and several European and other international countries.

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

Cash and Cash Equivalents and Concentration

For purposes of the statement of cash flows, the Company considers any highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $272,000 and $192,000 at December 31, 2016 and 2015, respectively.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals and monitoring procedures.

Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, AviveTM Soft Tissue Membrane, AcroValTM Neurosensory and Motor Testing System, AxoTouchTM Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or market.

We regularly review the inventory status to determine the expected reserve level required.  The Company policy is to monitor the shelf life of its products and reserve amounts based on the expiration date of the finished goods inventory.  We also reserve a portion of raw materials based on our historical experience of tissue that fails during the inspection and debridement stage due to medical history, serology compliance or poor quality.

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

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For the years ended December 31, 2016 and 2015, the Company did not record any impairment loss.

Deferred Financing Costs

The Company records as a discount to debt all third party costs incurred, including equity-based payments, associated with the issuance of long-term debt. The costs are amortized to interest expense over the term of the debt using the effective interest method.

Effective lnterest Rate on Term Loan Agreement

AxoGen borrowed $25 million under the term loan agreement (the “Three Peaks Term Loan Agreement”) dated November 12, 2014, by and among AxoGen, as borrower, AC, as guarantor, the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP, as administrative and collateral agent for the lenders.  In addition, on November 12, 2014, AxoGen also entered into a ten-year Revenue Interest Agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments were based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12-month period. The Three Peaks Term Loan Agreement and Revenue Interest Agreement were used in calculating the effective interest rate. AxoGen recorded interest using its best estimate of the effective interest rate. This estimate took into account both the rate on the Three Peaks Term Loan Agreement and the rate associated with the Revenue Interest Agreement. The effective interest rate was based on actual payments to date, projected future revenues and the projected royalty payments and the quarterly interest payments due on the Three Peaks Term Loan Agreement. On October 26, 2016, the Three Peak Loan Agreement and Revenue Interest Agreement were paid in full and the Company had no further obligations pursuant to such agreements.  From time to time, AxoGen reevaluated the expected cash flows and adjusted the effective interest rate. Determining the effective interest rate required judgment and was based on significant assumptions related to estimates of the amounts and timing of future revenue streams. Determination of these assumptions was highly subjective and different assumptions could have led to materially different outcomes. On October 26, 2016, the Three Peaks Loan Agreement and Revenue Interest Agreement were paid in full and the Company had no further obligations pursuant to such agreements.

Advertising

Advertising costs are expensed as incurred. Advertising costs were $40,000 and $31,000 for the years ended December 31, 2016 and 2015, respectively, and are included in sales and marketing expense on the accompanying consolidated statements of operations.

Research and Development Costs

Research and Development costs are expensed as incurred and were approximately $4,212,000 and $3,237,000 for the years ended December 31, 2016 and 2015, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2013 through 2016; there currently are no examinations in process.

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the grant date fair value of stock option awards generally on the date of grant using the Black-Scholes option pricing models.

With respect to performance stock units (“PSUs”), the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against specified targets over the measurement period. The fair value of the PSUs is based on the Company’s closing stock price on the grant date and its estimate of achieving such performance targets. See further discussion and disclosures in Note 10, “Stock Incentive Plan.”

Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share of common stock (EPS) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

There were no dilutive instruments as of December 31, 2016 and 2015.  The basic and diluted weighted average shares outstanding were 30,702,164 and 26,075,670 for the years ended December 31, 2016 and 2015, respectively.

Basic and diluted net loss per commons share for all periods presented is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding and common share equivalents outstanding, when dilutive.  Potentially dilutive common share equivalents include common shares which would potentially be issued pursuant to stock warrants and stock options.  Common share equivalents are not included in determining the fully diluted loss per share if their effect is antidilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance will be effective for the Company beginning on January 1, 2018.  The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the adoption date.  We are currently evaluating the impact this standard will have on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance became effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. During the first quarter of 2016, we retrospectively adopted this guidance. The implementation of this accounting standard resulted in a reduction of other noncurrent assets and long-term debt of approximately $846,000 in the Consolidated Balance Sheet as of December 31, 2015.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), guidance that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of adoption of this guidance on our Statement of Cash Flows.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4. Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, AviveTM Soft Tissue Membrane, AcroValTM Neurosensory and Motor Testing System, AxoTouchTM Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	December 31,
	2016	2015

Finished goods	$4,132,036	$2,732,823
Work in process	205,116	237,108
Raw materials	1,121,688	964,029
Inventory, net	$5,458,840	$3,933,960

Inventories are net of reserve of approximately $960,000 and $711,000 at December 31, 2016 and 2015, respectively.

5.Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2016	2015

Furniture and equipment	$1,270,173	$1,186,815
Leasehold improvements	447,650	346,642
Processing equipment	1,577,561	1,375,759
Less: accumulated depreciation and amortization	(1,801,137)	(1,938,346)
Property and equipment, net	$1,494,247	$970,870

6.Intangible Assets

The Company’s intangible assets consist of the following:

	December 31,	December 31,
	2016	2015

License agreements	$984,342	$897,594
Patents	308,212	179,997
Less: accumulated amortization	(463,575)	(399,509)
Intangible assets, net	$828,979	$678,082

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of December 31, 2016, the patents were fully amortized, the remaining patents of $308,212 are pending patent costs and are not amortized until approved. Amortization expense for 2016 and 2015 was approximately $75,000 and $46,000, respectively. As of December 31, 2016, future amortization of license agreements is expected to be $70,000 for 2017 through 2023 and $56,000 for 2024.

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

Royalty fees were approximately $812,000 and $526,000 during 2016 and 2015 and are included in sales and marketing expense on the accompanying consolidated statements of operations.

7.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31,	December 31,
	2016	2015

Accounts Payable and Accrued Expenses	$4,418,706	$2,106,057
Accrued compensation	2,583,459	1,589,070
Accounts Payable and Accrued Expenses	$7,002,165	$3,695,127

8.Term Loan Agreements and Long-Term Debt

Term Loan Agreements and Long Term Debt consist of the following:

	December 31,	December 31,
	2016	2015

Term Loan Agreement and Revenue Interest Agreement with Three Peaks Capital S.a.r.l., net of $845,727 of deferred financing fees at December 31, 2015, for a total term loan amount of $25,000,000 which had a six year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of September 30, 2016 and December 31, 2015 resulted in a 10% rate. The Revenue Interest Agreement was for a period of ten years. Royalty payments were based on a royalty rate of 3.75% of revenues up to a maximum of $30 million in revenues in any 12 month period.  On October 26, 2016, the Three Peaks Term Loan Agreement and Revenue Interest Agreement were paid in full and the Company had no further obligations pursuant to such agreements.

	$—	$24,701,693

Term Loan Agreement with MidCap Financial for a total of $21,000,000, net of $771,185 of deferred financing fees at December 31, 2016, which has a fifty four month term and requires interest only payments for the first twenty four months, and thereafter, thirty monthly payments of principal and interest until the end of the term. Interest is payable monthly at 8.00% per annum plus the greater of LIBOR or 0.5% which as of December 31, 2016 resulted in a 8.5% rate. In addition to the interest charged on the Term Loan, the Company is also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

	20,228,815	—

Revolving Loan Agreement with MidCap Financial for up to $10,000,000 with borrowings based upon eligible accounts receivable and inventory. Interest is payable monthly at 4.50% per annum plus the greater of LIBOR or 0.5% which as of December 31, 2016 resulted in a 5.0% rate. In addition to the interest charged on the Revolving Loan, the Company is also obligated to pay certain fees, including a collateral management fee of 0.5% of the principal amount outstanding on the Revolving Loan and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment.

	4,025,023	—

Equipment Lease Agreement with Cisco Capital for a total lease amount of $58,875 which has a 36 month term and requires no lease payments for the first three months of the lease and thirty three equal payments of principal and interest until the end of the term. Interest on the lease is payable monthly at 3.50% per annum.	57,829	—
Total	24,311,667	24,701,693
Less current revolving loan	(4,025,023)	—
Less current maturities of long term debt	(20,899)	—
Long-term portion	$20,265,745	$24,701,693

Term Loans

Three Peaks Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into the Three Peaks Term Loan Agreement. Under the Three Peaks Term Loan Agreement, Three Peaks provided AxoGen a term loan of $25 million which had a six year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 resulted in a 10% rate.

In addition, on November 12, 2014, AxoGen entered into the Revenue Interest Agreement. Royalty payments were based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period.

On October 26, 2016, the Three Peaks Term Loan Agreement and Revenue Interest Agreement were paid in full and the Company had no further obligations pursuant to such agreements.

MidCap Term Loan Agreement

On October 25, 2016 (the "Closing Date"), AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.00% per annum plus the greater of LIBOR or 0.5%, which, as of the Closing Date, resulted in an 8.5% rate. In addition to the interest charged on the Term Loan, the Company is also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

Under the MC Term Loan Agreement, the Company has the option at any time to prepay the Term Loan in whole or in part, provided that prepayments shall be: (i) in an amount equal to $2,500,000 or a higher integral multiple of $1,000,000; and (ii) accompanied by certain prepayment and exit fees.  There can be no more than three partial voluntary prepayments allowed during the term of the MC Term Loan Agreement.  MidCap and certain of the lenders have the right to demand prepayment, along with prepayment and exit fees upon an event of default which includes, but is not limited to: (i) default of the Revolving Loan (as defined below); (ii) a change of control of the Company; (iii) sale of the majority of the Company's assets; or (iv) a material adverse change to the Company. The prepayment fee is determined by multiplying the amount being prepaid by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter.  No prepayment fee is due in the event the prepayment is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  Upon any repayment of any portion of the Term Loan (whether voluntary, involuntary or mandatory), other than scheduled amortization payments, and on the final payment of principal of the Term Loan, an exit fee of 5.0% of the principal amount of the Term Loan is also owed based on the portion of any prepayment made and at maturity upon the original principal amount less any prepayments of the Term Loan.

MidCap Revolving Loan Agreement

On the Closing Date, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by the Company based upon an available borrowing base which includes certain accounts receivable and inventory.  The Revolving Loan may be increased to up to $15 million at the Company’s request and with the approval of MidCap. As of the Closing Date, the Company’s borrowing base under the Revolving Loan provided availability of approximately $5.4 million of which the Company borrowed $4 million.  As of December 31, 2016, the Company had borrowed $4,025,023 of the Revolving Loan.  The maturity date of the Revolving Loan is May 1, 2021. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances, which, as of the Closing Date and December 31, 2016, resulted in an 5.0% rate. In addition to the interest charged on the Revolving Loan, the Company is also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the

Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan is subject to a minimum balance, such that the Company pays the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan is terminated or permanently reduced prior to the maturity date, MidCap is owed a deferred revolving loan origination fee determined by multiplying the agreed total lending amount by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter.  No deferred revolving loan origination fee is due in the event the Revolving Loan is paid in full or the termination of the revolving credit facility is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  Termination of the Revolving Loan may occur, at the option of MidCap and certain of the lenders, upon an event of default which includes, but is not limited to: (i) default in payment of the Term Loan; (ii) a change of control of the Company; (iii) sale of the majority of the Company's assets; or (iv) a material adverse change to the Company.

 The MC Term Loan Agreement and the Revolving Loan Agreement each contain covenants that place restrictions on AxoGen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. MidCap, on behalf of the lenders under the agreements, has a first perfected security interest in the assets of the Company to guarantee the payment in full of the agreements. Upon the payment in full to MidCap and the lenders of the Term Loan Agreement and Revolving Loan Agreement, the Company would have no further obligations to MidCap or the lenders under the Term Loan Agreement or the Revolving Loan Agreement.

The Company used the aggregate proceeds of $25 million from the Term Loan and the Revolving Loan to pay the outstanding indebtedness owed to Three Peaks and the other lenders to terminate the Three Peaks Term Loan Agreement and the Revenue Interest Agreement.  Expenses and fees of approximately $800,000 to complete the negotiation and documentation of the Term Loan and the Revolving Loan and prepayment fees of approximately $2.3 million owed to Three Peaks were paid from the Company’s own funds.

Interest expense for the year ended December 31, 2016 was approximately $5,386,000 compared to $3,989,000 for the year ended December 31, 2015.  The 2016 amount includes a final payment to Three Peaks of approximately $2,447,000 inclusive of prepayment fees and accrued interest through October 25, 2016. In addition, as a result of the accounting treatment for the Three Peaks transaction, the Company had previously recorded a total of $747,000 of deferred interest charges which were offset against these prepayment fees.  The net impact of these transactions resulted in a net interest charge of approximately $1,700,000 in the year which is included in interest expense for the year ended December 31, 2016.  Additionally, as the result of the extinguishment of the debt facility with Three Peaks, the Company wrote off approximately $750,000 of prepaid financing fees to interest expense – deferred financing costs in 2016.

Annual maturities of the Company’s long-term obligations are as follows:

Year Ending December 31	Amount
2017	$20,899
2018	1,421,834
2019	8,415,096
2020	8,400,000
2021	2,800,000
21,057,829
Less unamortized debt issuance costs	(771,185)
TOTAL	$20,286,644

9.Shareholders’ Equity (Deficit)

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

Public Offering

On October 7, 2016, AxoGen entered into an underwriting agreement with JMP Securities LLC, as representative of the several underwriters (collectively, the “Underwriters”), to issue and sell 2,333,334 shares of the Company’s common stock in an underwritten registered public offering (the “2016 Offering”) at an offering price of $7.50 per share.  Pursuant to the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 350,000 shares of common stock, which the underwriters exercised in full on October 7, 2016.  Five of the Company’s directors and officers purchased an aggregate of approximately 32,666 Shares in the 2016 Offering and such purchases were made on the same terms and conditions as purchases by the public in the 2016 Offering. The 2016 Offering closed on October 13, 2016, and the Company received net proceeds of approximately $18.67 million from the sale of 2,683,334 shares of common stock, which includes the additional 350,000 shares of common stock, after deducting the underwriting discounts and commissions and estimated offering expenses.

10.Stock Incentive Plan

The Company maintains the AxoGen 2010 Stock Incentive Plan, as amended (the “AxoGen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (PSU) and restricted stock awards (RSU) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  At the 2016 Annual Meeting of Shareholders the AxoGen Plan was amended to increase the number of shares of common stock authorized for issuance under the AxoGen Plan to 5,500,000 shares.

Under the terms of the Company’s merger with with LecTec Corporation in 2011 (the “Merger”), options granted under the AC 2002 Stock Option Plan (the “AC Plan”) were assumed by the Company so that each stock option pursuant to the AC Plan was converted to the AxoGen Plan at a ratio of 1.00 to 0.0372734 for both the number and exercise price of each stock option.

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

The Company recognized stock-based compensation expense of $1,390,277 and $1,316,509 for the years ended December 31, 2016 and 2015, respectively, which consisted of compensation expense related to employee stock options based on the value of share-based payment awards that are ultimately expected to vest during the period.

The Company estimates the fair value of each option award issued under such plans on the date of grant using a Black-Scholes-Merton option-pricing models that use the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the Merger, and based on the Company’s common stock for periods subsequent to the Merger. However for options granted on December 29, 2016 the Company began using a Multiple Point Black Scholes option-pricing model which uses a weighted average of historical volatility and peer company volatility. The Company determines the expected life giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

The Company used the following weighted-average assumptions for options granted during the year ended December 31:

Year ended December 31,	2016	2015

Expected term (in years)	4.6	4.0
Expected volatility	59.58%	69.08%
Risk free rate	1.72%	1.40%
Expected dividends	—%	—%

The average fair value of options granted at market during 2016 and 2015 was $7.67 and $4.31 per option, respectively

The following is a summary of stock option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Term(Years)
Outstanding at December 31, 2014:	2,743,818	3.03	5.94
Granted	946,250	4.31
Forfeited	(290,478)	(3.12)
Exercised	(171,563)	(2.99)
Outstanding at December 31, 2015:	3,228,027	3.40	5.43
Granted*	1,529,850	7.67
Forfeited	(75,938)	(3.74)
Exercised	(340,942)	(3.16)
Outstanding at December 31, 2016	4,340,997	4.92	5.93
Exercisable at December 31, 2016	2,219,671	3.19	7.83

*Includes 25,000 options granted during the year ended December 31, 2016 which are contingent upon Optionee’s re-election to the Company’s Board of Directors at the 2017 Annual Meeting of Shareholders.

The intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was approximately $1,496,000 and $370,000, respectively. The intrinsic value of options outstanding at December 31, 2016 and 2015 was approximately $17,729,000 and $5,167,000, respectively. The intrinsic value of options exercisable at December 31, 2016 and 2015 was approximately $12,894,000 and $4,265,000, respectively.

Total future compensation expense related to nonvested awards is expected to be approximately $5,800,000 at December 31, 2016 which is expected to be recognized over a weighted average period of 2.71 years. The following table represents non-vested share-based payment activity with employees for the years ended December 31, 2016 and 2015:

		Weighted Average
	Number of Options	Exercise Price
Nonvested options - December 31, 2014:	1,159,486	3.37
Granted	946,250	4.31
Vested	(635,289)	(3.32)
Forfeited	(290,478)	(3.12)
Nonvested options - December 31, 2015:	1,179,969	4.21
Granted*	1,529,850	7.67
Vested	(512,562)	(4.21)
Forfeited	(75,938)	(3.74)
Nonvested options - December 31, 2016:	2,121,319	6.72

On December 29, 2016, the Compensation Committee of the Board of Directors approved a PSU to certain Company’s officers, excluding the Vice President of Sales who received a separate PSU award.  The performance measure is based on achieving 2018 specified revenues and the PSUs vest one-third each February 15, 2019, 2020 and 2021. The PSUs have payout opportunities of between 0% and 150%. The performance measure is a target revenue amount for the year ended December 31, 2018.

The Company estimated the fair value of the PSUs based on its closing stock price at the time of grant and its estimate of achieving such performance target and records compensation expense on a graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance target. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement.

The December 29, 2016 PSU awards consisted of a total target award of 133,500 shares. The amount actually awarded will be based upon achievement of the performance measure and can range from 0 to 200,250, or up to 150% of the target award.  The grant date fair value of the common stock on December 29, 2016 was $8.95.   The total unrecognized future compensation expense related to this PSU assuming achievement of 100% of the target award is $1,194,825.  Assuming the minimum of 0% and the maximum of 150% payout opportunity for the PSU, the range of total future compensation expense related to this PSU award is between $0 and $1,792,238 as of December 31, 2016.

On December 29, 2016, the Compensation Committee of the Board of Directors approved a separate PSU award to the Company’s Vice President of Sales.  This award amounted to a target payout of 28,600 shares.  The grant date fair value of the common stock on December 29, 2016 was $8.95.   The amount actually awarded will be based upon achievement of certain quarterly revenue targets in 2017.  Assuming a minimum of 0% and a maximum of 100% payout opportunity for the PSU, the range of future compensation expense related to this PSU award is between $0 and $255,970.

Also on December 29, 2016, the Compensation Committee of the Board of Directors approved a RSU grant consisting of 40,000 shares to the Company’s CEO.  The shares will vest upon the CEO’s continuous employment through January 1, 2020.  The Company estimates the fair value of the RSU based on its closing stock price at the time of grant, which was $8.95.  The future compensation expense related to this RSU is $358,000 and will be recorded as compensation expense on a straight line basis over the three years ended December 31, 2019.

11.  Income Taxes

The Company has temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective income tax basis, as measured by enacted state and federal rates as follows:

December 31	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$38,299,400	$33,424,100
Charitable contributions	500	500
Inventory reserves	361,300	267,700
Amortization	89,500	51,400
Allowance for doubtful accounts	102,300	72,300
Stock-based compensation	341,400	260,600
Total deferred tax assets	39,194,400	34,076,600
Deferred tax liabilities:
Depreciation	(83,300)	(62,400)
Net deferred tax assets	39,111,100	34,014,200
Valuation allowance	$(39,111,100)	$(34,014,200)

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $101.3 million to offset future taxable income which expire in various years through 2036. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of December 31, 2016 and 2015.  The valuation allowance increased by $5,096,900 and $4,452,000 during 2016 and 2015, respectively, to offset the deferred tax benefit in the respective years.  The difference between the financial statement income tax and the income tax benefit using statutory rates is primarily due to the increase in the valuation allowance.

The Company had no income tax expense or income tax benefit for 2015 and 2016 due to incurrence of net operating losses.  The Company does not believe there are any additional tax refund opportunities currently available.

12.  Employee Benefit Plan

The Company adopted the AxoGen Simple IRA plan (the “IRA Plan”) in 2007. All full-time employees who attained the age of 18 were eligible to participate in the Plan. Eligibility was immediate upon employment and enrollment was available any time during employment. Participating employees could make annual pretax contributions to their accounts up to a maximum amount as limited by law. The IRA Plan required the Company to make matching contributions of between 1% and 3% of the employee’s annual salary as long as the employee participated in the IRA Plan. Additionally, the matching was to be at least 3% for three of the first five years of the IRA Plan. Both employee contributions and Company contributions vested immediately. In 2015, the Company match was 3% of the participating employee’s annual salary. The Company contributed $172,089 in matching funds during 2015.  The Company terminated this IRA Plan in December 2015.

The Company adopted the AxoGen 401(k) plan (the “401(k) Plan”) in December 2015 with contributions starting in January 2016. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  The Company contributed $334,092 in matching funds during 2016.

13.  Commitments and Contingencies

Operating Leases

On March 16, 2016 AxoGen entered into the Fourth Amendment to Lease (“Fourth Amendment”) with SNH Medical Office Properties Trust (“SNH”). SNH is the landlord of AC’s currently leased 11,761 square foot corporate headquarters facility at 13631 Progress Boulevard, Suite 400, Alachua, Florida 32615 (the “Current Premises”) pursuant to that certain lease dated as of February 6, 2007, as amended (the “Lease”).  The Fourth Amendment expands the Current Premises by 7,050 square feet (the “Expansion Premises”).  The Fourth Amendment also provides that the Expiration Date (as defined in the Fourth Amendment) of the Lease will be extended to approximately five years from the Occupancy Date (as defined in the Fourth Amendment) which was June 2016.  The original expiration date of the Current Premises remains unchanged; provided, however, that AC shall have the right to extend the Current Premises Term (as defined in the Fourth Amendment) for three additional periods (the “Current Premises Extended Term”), the first such Current Premises Extended Term to commence on November 1, 2018 and end on October 31, 2019, the second such Current Premises Extended Term to commence on November 1, 2019 and end on October 31, 2020, and the third such Current Premises Extended Term to commence on November 1, 2020 and end on the Expiration Date.    AC also has the right to extend the term of the then current Leased Premises (as defined in the Fourth Amendment) for an additional period of five years commencing on the day immediately after the Expiration Date.  AxoGen’s annual cost of such property ranges from approximately $248,000 to $332,000 per year.

On October 25, 2013, AC entered into a commercial lease with Ja-Cole L.P. (“Ja-Cole”). Under the terms of the commercial lease, AxoGen occupied 5,400 square feet of warehouse/office space in its Burleson, Texas Distribution Facility until November 30, 2016 at an annual cost of $43,200. On April 21, 2015, AxoGen entered into a new commercial lease, as amended by the addendum on such date (as amended, the “Commercial Lease”), with Ja-Cole. The new commercial lease superseded and replaced the original lease with Ja-Cole dated October 25, 2013. Under the terms of the Commercial Lease, AxoGen leased an additional 2,100 square feet of warehouse space at the Distribution Facility.   The Commercial Lease is for a three-year term expiring April 21, 2018. On October 25, 2016, AC entered into Commercial Lease Amendment 2 (the “Ja-Cole Amendment”) to the Commercial Lease. Under the terms of the Ja-Cole Amendment, AxoGen leased an additional 2,500 square feet of warehouse/office space at the Distribution Facility.  The Distribution Facility now comprises a total of 10,000 square feet, all of which, pursuant to the Ja-Cole Amendment, will be leased until March 31, 2019.  The annual rental cost of the entire Distribution Facility is now approximately $88,000.

On January 23, 2017 AC entered into a lease (the “SHN Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (“SNH”), for 1,431 square feet at 13709 Progress Boulevard, Alachua, Florida 32615. Pursuant to the Lease, AC is to use the space for general office and biomedical research uses. SNH is the landlord of AC’s currently leased corporate headquarters facility at 13631 Progress Boulevard, Alachua, Florida 32615.  The SHN Lease has a term of approximately five years with rent payments commencing on the earlier of April 1, 2017 or the “Substantial Completion Date” (as defined in the Lease). AC’s additional annual cost of the Premises will range from approximately $25,800 to $29,000 over the life of the lease.

The expanded Burleson facility will house raw material storage and product distribution and allow expansion space as required for AxoGen operations. The Burleson facility houses raw material storage and product distribution, allowing AxoGen to fulfill same day orders for both coasts of the United States.

In addition, AxoGen leases space and maintains records at certain other facilities, including the Company’s prior corporate headquarters at 1407 South Kings Highway, Texarkana, Texas 75501.

The Company leases its lab space on a month-to-month basis.

Estimated future minimum rental payments on the leases are as follows:

Year Ending December 31	Amount
2017	439,082
2018	437,900
2019	182,251
2020	165,116
2021	86,638
TOTAL	$1,310,987

Total rent expense for the Company’s leased office and lab space for the years ended December 31, 2016 and 2015 was approximately $433,000 and $351,000, respectively.

Service Agreements

From 2009 to February 2016, AxoGen processed and packaged Avance® Nerve Graft using its employees and equipment located at LifeNet Health, Virginia Beach, Virginia (“LifeNet Health”).  Business requirements of LifeNet Health led to their need for additional space and they notified AxoGen that AxoGen would need to transition out of the Virginia Beach facility on or before February 27, 2016.  On August 6, 2015, AxoGen entered into a License and Services Agreement with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS agreement began in February 2016.  The CTS agreement is for a five year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, upon 18 months’ notice. Under the CTS agreement AxoGen pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of AxoGen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.

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

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services.  The Company was required to pay $151,318 upon execution of this agreement and the remainder monthly based on activities associated with the execution of AxoGen’s phase 3 pivotal clinical trial to support a BLA for Avance® Nerve Graft.

Certain executive officers of the Company are parties to employment contracts.  Such contracts have severance payments for certain conditions including change of control.

Concentrations

Vendor

Substantially all of AxoGen’s revenue is currently derived from three products, Avance® Nerve Graft, AxoGuard® Nerve Protector and AxoGuard® Nerve Connector.  AxoGen has an exclusive distribution agreement with Cook Biotech for the purchase of AxoGuard® which expires August 27, 2022  The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard® products.

The agreement allows for termination provisions for both parties.  Although there are products that AxoGen believes it could develop or obtain that would replace the AxoGuard® products, the loss of the ability to sell the AxoGuard®

products could have a material adverse effect on AxoGen’s business until other replacement products would be available.

Processor

AxoGen is highly dependent on the continued availability of its processing facilities at CTS and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.  In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to the AxoGen’s business reputation and financial results. The CTS agreement is for a five year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, upon 18 months’ prior notice. Although AxoGen believes it can find and make operational a new facility in less than six months, the regulatory process for approval of facilities is time-consuming and unpredictable. AxoGen’s ability to rebuild or find acceptable lease facilities would take a considerable amount of time and expense and could cause a significant disruption in service to its customers. Although AxoGen has business interruption insurance which would, in instances other than lease termination, cover certain costs, it may not cover all costs nor help to regain AxoGen’s standing in the market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.  Controls and Procedures

1.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

2.	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

As a result of this evaluation, management determined it has material weaknesses in its internal controls as of December 31, 2016 relating to the design and operation of key controls around the use of judgment and calculations of significant estimates, as well as quarterly cycle count procedures related to consigned inventories. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In light of the material weaknesses in our internal control over financial reporting management performed additional analysis and procedures and concluded that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Further, during the first quarter of 2017, we reviewed and modified the design of internal controls over financial reporting and will continue to make additional modifications as necessary.  The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The Company’s independent registered public accounting firm, Lurie, LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of managements internal control over financial reporting as of December 31, 2016.  This report states that the internal control over financial reporting was not effective and appears on page 93 of this Annual Report on Form 10-K.

3.	ATTESTATION OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

AxoGen, Inc.

We have audited AxoGen, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AxoGen, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial

Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified and included in management’s assessment. The Company did not maintain effective controls over certain non-routine and routine transactions.  Specifically, we identified material weaknesses relating to the design and operation of key controls around the use of judgment and calculations of significant estimates, as well as quarterly cycle count procedures related to consigned inventories.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March  1, 2017, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, AxoGen, Inc. and Subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of AxoGen, Inc. and Subsidiaries as of and for the year ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ LURIE, LLP

Minneapolis, Minnesota
March 1, 2017

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the year ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d—15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item concerning ownership will be set forth under the caption “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item concerning ownership will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

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

4.1

Warrants to purchase Common Stock of Company attached as exhibits to Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.1

Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.2.1

Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

10.2.2

Second Amendment to the Amended and Restated Standard Exclusive License Agreement No. A5140, effective as of July 5, 2016, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016).

*10.3

Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.4.1

Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to Exhibit 10.4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.4.2

Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to Exhibit 10.4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

Exhibit Number	Description

*10.4.3

Third Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of March 12, 2012, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012).

*10.4.4

Fourth Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of September 8, 2014, by and between AxoGen Corporation and LifeNet Health  (incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 13, 2014).

*10.5.1

Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

10.5.2

Amendment No. 1 to Distribution Agreement, dated as of February 24, 2012, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012).

**10.6	AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 8, 2016).

**10.7.1

Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to Exhibit 10.8.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

**10.7.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to Exhibit 10.8.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

**10.8.1

Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to Exhibit 10.9.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

**10.8.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to Exhibit 10.9.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

10.9.1

Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.9.2

Second Amendment to Lease, dated as of February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.9.3

Third Amendment to Lease, dated November 12, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and SHN Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 6, 2014).

Exhibit Number	Description
10.9.4

Fourth Amendment to Lease, dated as of March 16, 2016, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2016).

**10.10.1	Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 26, 2007).

+**10.10.2	Amended Form of Employee Incentive Stock Option Agreement pursuant to the AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

**10.11.1

Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory Freitag (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012).

**10.11.2

Amendment No. 1 to Executive Employment Agreement, dated as of May 11, 2014, by and between AxoGen, Inc. and Greg Freitag (incorporated by reference to Exhibit 10.16.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2014).

**10.11.3

Amendment No. 2 to Employment Agreement, dated as of August 6, 2015, by and between Gregory G. Freitag and AxoGen, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

**10.11.4

Amendment No. 3 to Employment Agreement, dated as of June 1, 2016, by and between Greg Freitag and AxoGen, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).

10.12.1

Commercial Lease, dated April 21, 2015, by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2015).

10.12.2

Addendum to Commercial Lease, dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 22, 2015).

10.12.3

Commercial Lease Amendment 2, dated as of October 25, 2016, by and between AxoGen Corporation and Ja-Cole L.P. (incorporated by reference to Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2016).

10.13

License and Services Agreement, dated as of August 6, 2015, by and between AxoGen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

**10.14

Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 30, 2013).

10.15

Securities Purchase Agreement dated as of November 12, 2014, between AxoGen, Inc., and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 on Form 8-K/A to the Company’s Current Report on Form 8-K filed on November 13, 2014, filed on February 4, 2015).

Exhibit Number	Description
10.16

Securities Purchase Agreement, dated as of August 26, 2015, between AxoGen, Inc and Essex Woodlands Fund IX, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

10.17

Development, License & Option Agreement, dated as of November 3, 2014, by and between AxoGen Corporation and Sensory Management Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed on March 5, 2015.

**10.18

Executive Employment Agreement, dated as of February 25, 2016, by and between AxoGen Corporation and Peter Mariani (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016).

**10.19

Executive Employment Agreement, dated as of March 11, 2016, by and between AxoGen Corporation and Kevin Leach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2016).

+ *** 10.20	Credit and Security Agreement (Term Loan), dated as of October 25, 2016, by and among AxoGen, Inc., AxoGen Corporation, MidCap Financial Trust, MidCap Funding XIII Trust and MidCap Funding V Trust.

+ *** 10.21	Credit and Security Agreement (Revolving Loan), dated as of October 25, 2016, by and among AxoGen, Inc., AxoGen Corporation and MidCap Financial Trust.

+10.22	Form of Non-Incentive Stock Option Agreement pursuant to the AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

**+***10.23	Form of Performance Stock Unit Award Agreement pursuant to the AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

+**10.24

Retention Stock Unit Award Agreement, dated December 29, 2016, by and between AxoGen, Inc. and  Karen Zaderej, pursuant to AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

10.25

Lease, dated as of January 23, 2017, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2017).

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Lurie, LLP.

++24.1	Power of Attorney.

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

+++32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended.  The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

***	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Filed herewith.

++	Included on signature page.

+++	Furnished herewith.

ITEM 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXOGEN, INC

/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer March 1, 2017

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

/s/ Karen Zaderej	March 1, 2017
Karen Zaderej Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Peter Mariani	March 1, 2017
Peter Mariani, CFO
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Gregory G. Freitag	March 1, 2017
Gregory G. Freitag, General Counsel, SVP Business Development and Director

/s/ Jamie M. Grooms	March 1, 2017
Jamie M. Grooms
Director

/s/ Robert J. Rudelius	March 1, 2017
Robert J. Rudelius
Director

/s/ Dr. Mark Gold	March 1, 2017
Mark Gold, M.D.
Director

/s/ Guido J. Neels	March 1, 2017
Guido J. Neels
Director

/s/ Amy Wendell	March 1, 2017
Amy Wendell
Director

EXHIBIT INDEX

Exhibit Number	Description

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

4.1

Warrants to purchase Common Stock of Company attached as exhibits to Loan and Security Agreement, dated as of September 30, 2011, by and among AxoGen, Inc. and AxoGen Corporation, as borrower, Midcap Financial SBIC, LP, as administrative agent, and the Lenders listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.1

Patent License Agreement, dated as of August 3, 2005, by and between AxoGen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.2.1

Amended and Restated Standard Exclusive License Agreement with Sublicensing Terms, dated as of February 21, 2006, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

10.2.2

Second Amendment to the Amended and Restated Standard Exclusive License Agreement No. A5140, effective as of July 5, 2016, by and between AxoGen Corporation and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016).

*10.3

Sid Martin Biotechnology Development Institute Incubator License Agreement, dated as of September 26, 2006, by and between AxoGen, Inc. and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.4.1

Amended and Restated Nerve Tissue Processing Agreement, dated as of February 27, 2008, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to Exhibit 10.4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.4.2

Second Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of August 9, 2011, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to Exhibit 10.4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

*10.4.3

Third Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of March 12, 2012, by and between AxoGen Corporation and LifeNet Health (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012).

*10.4.4

Fourth Amendment to Amended and Restated Nerve Tissue Processing Agreement, dated as of September 8, 2014, by and between AxoGen Corporation and LifeNet Health  (incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 13, 2014).

Exhibit Number	Description
*10.5.1

Distribution Agreement, dated as of August 27, 2008, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

10.5.2

Amendment No. 1 to Distribution Agreement, dated as of February 24, 2012, by and between AxoGen, Inc. and Cook Biotech Incorporated (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012).

**10.6	AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 8, 2016).

**10.7.1

Executive Employment Agreement, effective as of October 15, 2007, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to Exhibit 10.8.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

**10.7.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and Karen Zaderej (incorporated by reference to Exhibit 10.8.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

**10.8.1

Executive Employment Agreement, effective as of May 6, 2003, by and between AxoGen Corporation and John P. Engels (incorporated by reference to Exhibit 10.9.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

**10.8.2

Amendment to Executive Employment Agreement, effective as of September 29, 2011, by and between AxoGen Corporation and John P. Engels (incorporated by reference to Exhibit 10.9.2 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

10.9.1

Lease dated as of February 6, 2007, by and between AxoGen Corporation and WIGSHAW, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.9.2

Second Amendment to Lease, dated as of February 27, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013).

10.9.3

Third Amendment to Lease, dated November 12, 2013 to lease dated as of February 6, 2007, by and between AxoGen Corporation and SHN Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 6, 2014).

10.9.4

Fourth Amendment to Lease, dated as of March 16, 2016, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2016).

**10.10.1	Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 26, 2007).

+**10.10.2	Amended Form of Employee Incentive Stock Option Agreement pursuant to the AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

Exhibit Number	Description
**10.11.1

Executive Employment Agreement, effective as of October 1, 2011, by and between AxoGen, Inc. and Gregory Freitag (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012).

**10.11.2

Amendment No. 1 to Executive Employment Agreement, dated as of May 11, 2014, by and between AxoGen, Inc. and Greg Freitag (incorporated by reference to Exhibit 10.16.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2014).

**10.11.3

Amendment No. 2 to Employment Agreement, dated as of August 6, 2015, by and between Gregory G. Freitag and AxoGen, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

**10.11.4

Amendment No. 3 to Employment Agreement, dated as of June 1, 2016, by and between Greg Freitag and AxoGen, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016).

10.12.1

Commercial Lease, dated April 21, 2015, by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2015).

10.12.2

Addendum to Commercial Lease, dated April 21, 2015 by and between AxoGen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 22, 2015).

10.12.3

Commercial Lease Amendment 2, dated as of October 25, 2016, by and between AxoGen Corporation and Ja-Cole L.P. (incorporated by reference to Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2016).

10.13

License and Services Agreement, dated as of August 6, 2015, by and between AxoGen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

**10.14

Executive Employment Agreement, effective as of February 25, 2013, by and between AxoGen, Inc. and Shawn McCarrey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 30, 2013).

10.15

Securities Purchase Agreement dated as of November 12, 2014, between AxoGen, Inc., and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 on Form 8-K/A to the Company’s Current Report on Form 8-K filed on November 13, 2014, filed on February 4, 2015).

10.16

Securities Purchase Agreement, dated as of August 26, 2015, between AxoGen, Inc and Essex Woodlands Fund IX, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

10.17

Development, License & Option Agreement, dated as of November 3, 2014, by and between AxoGen Corporation and Sensory Management Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed on March 5, 2015.

**10.18

Executive Employment Agreement, dated as of February 25, 2016, by and between AxoGen Corporation and Peter Mariani (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016).

Exhibit Number	Description
**10.19

Executive Employment Agreement, dated as of March 11, 2016, by and between AxoGen Corporation and Kevin Leach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2016).

+ *** 10.20	Credit and Security Agreement (Term Loan), dated as of October 25, 2016, by and among AxoGen, Inc., AxoGen Corporation, MidCap Financial Trust, MidCap Funding XIII Trust and MidCap Funding V Trust.

+ *** 10.21	Credit and Security Agreement (Revolving Loan), dated as of October 25, 2016, by and among AxoGen, Inc., AxoGen Corporation and MidCap Financial Trust.

+10.22	Form of Non-Incentive Stock Option Agreement pursuant to the AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

**+***10.23	Form of Performance Stock Unit Award Agreement pursuant to the AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

+**10.24

Retention Stock Unit Award Agreement, dated December 29, 2016, by and between AxoGen, Inc. and  Karen Zaderej, pursuant to AxoGen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016.

10.25

Lease, dated as of January 23, 2017, by and between AxoGen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2017).

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Lurie, LLP.

++24.1	Power of Attorney.

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

+++32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended.  The confidential portions have been deleted and filed separately with the United States Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

***	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Filed herewith.

++	Included on signature page.

+++	Furnished herewith.