Form 10-Q
period 2017-03-31
AxoGen, Inc.
filed 2017-05-04
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of May 3, 2017, the registrant had 33,095,460 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (the “Company”, “AxoGen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will" variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our growth, our 2017 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our visibility at and sponsorship of conferences and educational events. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A of this Form 10-Q. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017 (unaudited)	2016
Assets
Current assets:
Cash and cash equivalents	$25,913,765	$30,014,405
Accounts receivable, net of allowance for doubtful accounts of approximately $307,000 and $272,000 respectively	8,383,925	8,052,203
Inventory	5,850,730	5,458,840
Prepaid expenses and other	749,437	511,804
Total current assets	40,897,857	44,037,252
Property and equipment, net	1,484,279	1,494,247
Intangible assets	890,688	828,979
	$43,272,824	$46,360,478
Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving loan agreement	$3,976,320	$4,025,023
Accounts payable and accrued expenses	6,660,267	7,002,165
Current maturities of long term obligations	22,913	20,899
Deferred revenue, current	35,250	33,282
Total current liabilities	10,694,750	11,081,369

Long Term Obligations, net of current maturities and deferred financing fees	20,276,634	20,265,745
Deferred lease	89,888	--
Deferred revenue	86,818	92,215
Total liabilities	31,148,090	31,439,329
Shareholders’ equity:
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 33,063,960 and 33,008,865 shares issued and outstanding	330,639	330,088
Additional paid-in capital	133,439,943	132,474,884
Accumulated deficit	(121,645,848)	(117,883,823)
Total shareholders’ equity	12,124,734	14,921,149
	$43,272,824	$46,360,478

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues	$12,241,073	$8,111,759
Cost of goods sold	1,915,648	1,405,591
Gross profit	10,325,425	6,706,168
Costs and expenses:
Sales and marketing	8,610,482	6,205,875
Research and development	1,411,136	978,340
General and administrative	3,504,039	2,144,757
Total costs and expenses	13,525,657	9,328,972
Loss from operations	(3,200,232)	(2,622,804)
Other income (expense):
Interest expense	(507,549)	(1,003,027)
Interest expense — deferred financing costs	(44,491)	(30,810)
Other income (expense)	(9,753)	(19,450)
Total other income (expense)	(561,793)	(1,053,287)
Net Loss	$(3,762,025)	$(3,676,091)
Weighted Average Common Shares outstanding — basic and diluted	33,026,433	29,994,066
Loss Per Common share — basic and diluted	$(0.11)	$(0.12)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,762,025)	$(3,676,091)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	108,359	78,856
Amortization of intangible assets	23,189	16,016
Amortization of deferred financing costs	44,491	30,810
Provision for bad debt	34,747	80,651
Stock-based compensation	848,589	182,955
Interest added to note payable	—	71,950
Change in assets and liabilities:
Accounts receivable	(366,469)	(588,243)
Inventory	(391,890)	(581,980)
Prepaid expenses and other	(237,633)	(274,114)
Accounts payable and accrued expenses	(341,899)	55,479
Deferred revenue	86,459	(5,396)

Net cash used for operating activities	(3,954,082)	(4,609,107)

Cash flows from investing activities:
Purchase of property and equipment	(98,391)	(402,927)
Acquisition of intangible assets	(84,898)	(85,416)

Net cash used for investing activities	(183,289)	(488,343)

Cash flows from financing activities:
Borrowing on revolving loan	11,247,114	—
Payments on revolving loan	(11,295,817)	—
Repayments of long-term debt	(5,158)	—
Debt issuance costs	(26,429)	—
Proceeds from exercise of stock options	117,021	136,702

Net cash provided by financing activities	36,731	136,702

Net increase (decrease) in cash and cash equivalents	(4,100,640)	(4,960,748)
Cash and cash equivalents, beginning of year	30,014,405	25,909,500

Cash and cash equivalents, end of period	$25,913,765	$20,948,752

Supplemental disclosures of cash flow activity:
Cash paid for interest	$505,020	$900,410

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless the context otherwise requires, all references in these Notes to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. its wholly owned subsidiary AxoGen Corporation (“AC”) and its wholly owned subsidiary AxoGen Europe GmbH, established in the fourth quarter of 2016.

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiaries, AxoGen Corporation (“AC”) and AxoGen Europe GmbH, established in the fourth quarter of 2016, as of March 31, 2017 and December 31, 2016 and for the three month periods ended March 31, 2017 and 2016.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Organization and Business

Business Summary

We are a global leader in innovative surgical solutions for peripheral nerve injuries. AxoGen is the only company focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair. We are passionate about restoring nerve function and quality of life to patients with peripheral nerve injuries by providing innovative, clinically proven and economically effective repair solutions for surgeons and health care providers. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body. Every day, people suffer traumatic injuries or undergo surgical procedures that impact the function of their peripheral nerves. Damage to a peripheral nerve can result in the loss of muscle or organ function, the loss of sensory feeling, or the initiation of pain.

AxoGen's portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (ECM) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments, and Avive® Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissue layers and modulate inflammation in the surgical bed. Along with these core surgical products, AxoGen also offers AcroVal™ Neurosensory & Motor Testing System and AxoTouch™ Two-Point Discriminator. These evaluation and measurement tools assist health care professionals in detecting changes in sensation, assessing return of sensory, grip, and pinch function, evaluating effective treatment interventions, and providing feedback to patients on nerve function. The AxoGen portfolio of products is available in the United States, Canada, the United Kingdom, and several other European and international countries.

Avance® Nerve Graft and Avive® Soft Tissue Membrane are processed in the United States by AxoGen.  AxoGuard® Nerve Connector and AxoGuard® Nerve Protector are manufactured in the United States by Cook Biotech Incorporated and are distributed worldwide exclusively by AxoGen.  The AcroVal™ Neurosensory and Motor Testing System and AxoTouch™ Two Point Discriminator are contract manufactured by Viron Technologies, LLC. (formerly Cybernetics Research Laboratories) (“Viron”) Tucson, Arizona.   Viron supplies the AcroVal™ and AxoTouch™ unpackaged and they are packaged at AxoGen’s distribution facility in Burleson, Texas.  AxoGen maintains its corporate offices in Alachua, Florida and is the parent company of its wholly owned operating subsidiary, AC.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The write off process involves approval by senior management based on the write off amount.  The allowance for doubtful accounts reserve balance was approximately $307,000 and $272,000 at March 31, 2017 and December 31, 2016, respectively.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals and monitoring procedures.

Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, Avive® Soft Tissue Membrane, AcroValTM Neurosensory and Motor Testing System, AxoTouchTM Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or market.

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

Share-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the grant date fair value of stock option awards generally on the date of grant using Black-Scholes option pricing models.

With respect to performance stock units (“PSUs”), the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against specified targets over the measurement period. The fair value of the PSUs is based on the Company’s closing stock price on the grant date and its estimate of achieving such performance targets. See further discussion and disclosures in Note 10; “Stock Incentive Plan.”

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

Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share of common stock (EPS) is calculated for basic EPS by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

There were no dilutive instruments as of March 31, 2017 and 2016.  The basic and diluted weighted average shares outstanding were 33,026,433 and 29,994,066 shares for the three months ended March 31, 2017 and 2016, respectively.

Basic and diluted net loss per share of common stock for all periods presented is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding and common stock equivalents outstanding, when dilutive.  Potentially dilutive common stock equivalents include shares of common stock which would potentially be issued pursuant to stock warrants and stock options.  Common stock equivalents are not included in determining the fully diluted loss per share if their effect is antidilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the adoption date.  We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences, options to elect forfeiture accounting policy either by the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. Early adoption is permitted.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.    Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, Avive® Soft Tissue Membrane, AcroValTM Neurosensory and Motor Testing System, AxoTouchTM Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	December 31,
	2017	2016

Finished goods	$4,607,471	$4,132,036
Work in process	266,973	205,116
Raw materials	976,286	1,121,688
Inventory, net	$5,850,730	$5,458,840

Inventories are net of reserve of approximately $813,000 and $960,000 at March 31, 2017 and December 31, 2016, respectively.

5.    Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2017	2016

Furniture and equipment	$1,271,798	$1,270,173
Leasehold improvements	447,650	447,650
Processing equipment	1,674,327	1,577,561
Less: accumulated depreciation and amortization	(1,909,496)	(1,801,137)
Property and equipment, net	$1,484,279	$1,494,247

6.    Intangible Assets

The Company’s intangible assets consist of the following:

	March 31,	December 31,
	2017	2016

License agreements	$991,451	$984,342
Patents	379,537	308,212
Less: accumulated amortization	(480,300)	(463,575)
Intangible assets, net	$890,688	$828,979

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of March 31, 2017, the patents were fully amortized, and the remaining patents of $379,537 are pending patent costs and are being amortized over periods up to 20 years. Amortization expense was approximately $23,000 and $16,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, future amortization of license agreements and patents (i) for the remainder of this year is $55,000, (ii) for the fiscal years 2018 through 2022 is expected to be $73,000 per year, and (iii) after 2022 an aggregate $471,000.

License Agreements

The Company has entered into multiple license agreements (together, the “License Agreements”) with the University of Florida Research Foundation and the University of Texas at Austin. Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

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

Royalty fees were approximately $238,000 and $153,000 during the three months ended March 31, 2017 and 2016, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016

Accounts payable	$2,918,756	$3,614,015
Accrued expenses	1,411,015	804,691
Accrued compensation	2,330,496	2,583,459
Accounts Payable and Accrued Expenses	$6,660,267	$7,002,165

8.    Term Loan Agreements and Long-Term Debt

Term Loan Agreement and Long Term Debt consist of the following:

	March 31,	December 31,
	2017	2016

Term Loan Agreement with MidCap Financial Trust (“MidCap”) for a total of $21,000,000, net of $753,124 of unamortized deferred financing fees at March 31, 2017, and $771,185 at December 31, 2016. Interest is payable monthly at 8.00% per annum plus the greater of LIBOR or 0.5% which as of March 31, 2017 resulted in a 8.5% rate.	20,246,876	20,228,815

Revolving Loan Agreement with MidCap for up to $10,000,000 with borrowings based upon eligible accounts receivable and inventory. Interest is payable monthly at 4.50% per annum plus the greater of LIBOR or 0.5% which as of March 31, 2017 resulted in a 5.0% rate.	3,976,320	4,025,023

Equipment Lease Agreement with Cisco Capital for a total lease amount of $58,875 which has a 36 month term and requires no lease payments for the first three months of the lease and 33 equal payments of principal and interest until the end of the term. Interest on the lease is payable monthly at 3.50% per annum.	52,671	57,829
Total	24,275,867	24,311,667
Less current revolving loan	(3,976,320)	(4,025,023)
Less current maturities of long term debt	(22,913)	(20,899)
Long-term portion	$20,276,634	$20,265,745

Credit Facilities

Three Peaks Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into that certain Term Loan Agreement (the “Three Peaks Term Loan Agreement”), dated November 12, 2014, by and among AxoGen, as borrower, AC, as guarantor, the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP, as administrative and collateral agent for the lenders. Under the Three Peaks Term Loan Agreement, Three Peaks provided AxoGen a term loan of $25 million which had a six-year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 resulted in a 10% rate.

In addition, on November 12, 2014, AxoGen entered into that certain Revenue Interest Agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments were based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12-month period.

On October 26, 2016, the Three Peaks Term Loan Agreement and Revenue Interest Agreement were paid in full and the Company had no further obligations pursuant to such agreements.

MidCap Term Loan Agreement

On October 25, 2016 (the “Closing Date”), AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.00% per annum plus the greater of LIBOR or 0.5%. In addition to the interest charged on the Term Loan, the Company is also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

The Company has the option at any time to prepay the Term Loan in whole or in part, subject to certain conditions, a prepayment fee, and a 5.0% exit fee as specified in the MC Term Loan Agreement. The prepayment fee is determined by multiplying the amount being prepaid by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter. However, no prepayment fee is due in the event the prepayment is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.

MidCap Revolving Loan Agreement

In addition, on October 25, 2016, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (Revolving Loan) (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by the Company based upon an available borrowing base which includes certain accounts receivable and inventory.  The Revolving Loan may be increased to up to $15 million at the Company’s request and with the approval of MidCap. The maturity date of the Revolving Loan is May 1, 2021. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances. In addition to the interest charged on the Revolving Loan, the Company is also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan is subject to a minimum balance, such that the Company pays the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan is terminated or permanently reduced prior to the maturity date, MidCap is owed a deferred revolving loan origination fee as specified in the Revolving Loan Agreement.  No deferred revolving loan origination fee is due in the event the Revolving Loan is paid in full or the termination of the revolving credit facility is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.

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

As of March 31, 2017 the Term Loan had an outstanding balance of $21.0 million, with an interest rate of 8.5%.  Also, at March 31, 2017 the borrowing base under the Revolving Loan Agreement was approximately $5,900,000 and the Company had an outstanding balance on the Revolving Loan facility of $3,976,320 with an interest rate of 5.0%.

Annual maturities of the Company’s long-term obligations are as follows:

Year Ending December 31	Amount
2017	$15,741
2018	1,421,834
2019	8,415,096
2020	8,400,000
2021	2,800,000
21,052,671
Less unamortized debt issuance costs	(753,124)
TOTAL	$20,299,547

9.    Stock Incentive Plan

The Company maintains the AxoGen 2010 Stock Incentive Plan, as amended (the “AxoGen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (PSU) and restricted stock awards (RSU) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  At the 2016 Annual Meeting of Shareholders, the AxoGen Plan was amended to increase the number of shares of common stock authorized for issuance under the AxoGen Plan to 5,500,000 shares.

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

The Company recognized stock-based compensation expense of $848,589 and $182,955 for the three months ended March 31, 2017 and 2016, respectively, which consisted of compensation expense related to employee stock options, PSUs and RSUs based on the value of share-based payment awards that are ultimately expected to vest during the period.

The Company estimates the fair value of each option award issued under such plans on the date of grant using a Black-Scholes-Merton option-pricing models that use the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the Merger, and based on the Company’s common stock for periods subsequent to the Merger. However, for options granted on December 29, 2016 the Company began using a Multiple Point Black Scholes option-pricing model which uses a weighted average of historical volatility and peer company volatility. The Company determines the expected life giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

The Company used the following weighted-average assumptions for options granted during the three months ended March 31:

Three Months ended March 31,	2017	2016

Expected term (in years)	6.16	4.00
Expected volatility	50.72%	62.00%
Risk free rate	2.14%	1.24%
Expected dividends	—%	—%

The Company granted stock options to purchase 337,000 shares of its common stock pursuant to the AxoGen, Inc. 2010 Stock Incentive Plan, as amended, for the three months ended March 31, 2017.  The average fair value of options granted at market during the three months ended March 31, 2017 and 2016 was $10.55 and $5.13 per option, respectively

Total future stock compensation expense related to nonvested awards is expected to be approximately $6,824,000 at March 31, 2017.

10.   Public Offering of Common Stock

On October 7, 2016, AxoGen entered into an underwriting agreement with JMP Securities LLC, as representative of the several underwriters (collectively, the “Underwriters”), to issue and sell 2,333,334 shares of the Company’s common stock in an underwritten registered public offering (the “2016 Offering”) at an offering price of $7.50 per share.  Pursuant to the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 350,000 shares of common stock, which the underwriters exercised in full on October 7, 2016.  Five of the Company’s directors and officers purchased an aggregate of approximately 32,666 shares of common stock in the 2016 Offering and such purchases were made on the same terms and conditions as purchases by the public in the 2016 Offering. The 2016 Offering closed on October 13, 2016, and the Company received net proceeds of approximately $18.67 million from the sale of 2,683,334 shares of common stock, which includes the additional 350,000 shares of common stock, after deducting the underwriting discounts and commissions and estimated offering expenses.

11.  Commitments and Contingencies

Operating Leases

On March 16, 2016, AxoGen entered into the Fourth Amendment to Lease (“Fourth Amendment”) with SNH Medical Office Properties Trust (“SNH”). SNH is the landlord of AC’s currently leased 11,761 square foot corporate headquarters facility at 13631 Progress Boulevard, Suite 400, Alachua, Florida 32615 (the “Current Premises”) pursuant to that certain lease dated as of February 6, 2007, as amended (the “Existing SNH Lease”).  The Fourth Amendment expands the Current Premises by 7,050 square feet (the “Expansion Premises”).  The Fourth Amendment also provides that the Expiration Date (as defined in the Fourth Amendment) of the Existing SNH Lease will be extended to approximately five years from the Occupancy Date (as defined in the Fourth Amendment) which was June 2016.  The original expiration date of the Current Premises remains unchanged; provided, however, that AC shall have the right to extend the Current Premises Term (as defined in the Fourth Amendment) for three additional periods (the “Current Premises Extended Term”), the first such Current Premises Extended Term to commence on November 1, 2018 and end on October 31, 2019, the second such Current Premises Extended Term to commence on November 1, 2019 and end on October 31, 2020, and the third such Current Premises Extended Term to commence on November 1, 2020 and end on the Expiration Date.  AC also has the right to extend the term of the then current Leased Premises (as defined in the Fourth Amendment) for an additional period of five years commencing on the day immediately after the Expiration Date.  AxoGen’s annual cost of such property ranges from approximately $248,000 to $332,000 per year.

On October 25, 2013, AC entered into a commercial lease with Ja-Cole L.P. (“Ja-Cole”). Under the terms of the commercial lease, AxoGen occupied 5,400 square feet of warehouse/office space in its Burleson, Texas Distribution Facility until November 30, 2016 at an annual cost of $43,200. On April 21, 2015, AxoGen entered into a new commercial lease, as amended by the addendum on such date (as amended, the “Ja-Cole Lease”), with Ja-Cole. The new commercial lease superseded and replaced the original lease with Ja-Cole dated October 25, 2013. Under the terms of the Ja-Cole Lease, AxoGen leased an additional 2,100 square feet of warehouse space at the Distribution Facility.   The Ja-Cole Lease is for a three-year term expiring April 21, 2018. On October 25, 2016, AC entered into Commercial Lease Amendment 2 (the “Ja-Cole Amendment”) to the Ja-Cole Lease. Under the terms of the Ja-Cole Amendment, AxoGen leased an additional 2,500 square feet of warehouse/office space at the Distribution Facility.  The Distribution Facility now comprises a total of 10,000 square feet, all of which, pursuant to the Ja-Cole Amendment, will be leased until March 31, 2019.  The annual rental cost of the entire Distribution Facility is now approximately $88,000.

On January 23, 2017, AC entered into a lease (the “New SNH Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (“SNH”), for 1,431 square feet at 13709 Progress Boulevard, Alachua, Florida 32615. Pursuant to the New SNH Lease, AC is to use the space for general office and biomedical research uses. SNH is the landlord of AC’s currently leased corporate headquarters facility at 13631 Progress Boulevard, Alachua, Florida 32615.  The New SNH Lease has a term of approximately five years with rent payments commencing on April 1, 2017. AC’s additional annual cost of the Premises will range from approximately $25,800 to $29,000 over the life of the lease.

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

The Company leases its current lab space on a month-to-month basis and plans to terminate this lease upon moving into the New SNH Lease space.

Estimated future minimum rental payments on the leases are as follows:

Year Ending December 31	Amount
2017 (9 months ended)	329,433
2018	437,900
2019	182,251
2020	165,116
2021	86,638
TOTAL	$1,201,338

Total rent expense for the Company’s leased office and lab space for the three months ended March 31, 2017 and 2016 was approximately $110,000 and $149,000, respectively.

Service Agreements

From 2009 to February 2016, AxoGen processed and packaged Avance® Nerve Graft using its employees and equipment located at LifeNet Health, Virginia Beach, Virginia (“LifeNet Health”).  Business requirements of LifeNet Health led to their need for additional space and they notified AxoGen that AxoGen would need to transition out of the Virginia Beach facility on or before February 27, 2016.  On August 6, 2015, AxoGen entered into a License and Services Agreement with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS agreement began in February 2016.  The CTS agreement is for a five-year term, subject to earlier termination by either party for cause, or after August 6, 2017 without cause, upon 18 months’ notice. Under the CTS agreement, AxoGen pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of AxoGen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.

In August 2008, the Company entered into an agreement to distribute the AxoGuard® products worldwide in the field of peripheral nerve repair, and the parties subsequently amended the agreement in March, 2012. The agreement expires in August 2022. The Cook Biotech agreement also requires certain minimum purchases, although through mutual agreement the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard® products. Under the agreement, AxoGen provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services.  The Company was required to pay $151,318 upon execution of this agreement and the remainder monthly based on activities associated with the execution of AxoGen’s phase 3 pivotal clinical trial to support a biologics license application (BLA)  for Avance® Nerve Graft.

Certain executive officers of the Company are parties to employment contracts.  Such contracts have severance payments for certain conditions including change of control.

12.  Retirement Plan

AxoGen 401(k) Plan

The Company adopted the AxoGen 401(k) plan (the “401(k) Plan”) in December 2015 with contributions starting in January 2016. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  The Company contributed $334,092 in matching funds during 2016.   Employer contributions to the 401(k) Plan for the three months ending March 31, 2017 and 2016 were approximately $109,000 and $79,000, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. its wholly owned subsidiary AxoGen Corporation (“AC”) and its wholly owned subsidiary AxoGen Europe GmbH, established in the fourth quarter of 2016.

OVERVIEW

We are a global leader in innovative surgical solutions for peripheral nerve injuries. AxoGen is the only company focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair. We are passionate about restoring nerve function and quality of life to patients with peripheral nerve injuries by providing innovative, clinically proven and economically effective repair solutions for surgeons and health care providers. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body. Every day, people suffer traumatic injuries or undergo surgical procedures that impact the function of their peripheral nerves. Damage to a peripheral nerve can result in the loss of muscle or organ function, the loss of sensory feeling, or the initiation of pain.

AxoGen's portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed nerves without the comorbidities associated with a second surgical site, AxoGuard® Nerve Connector, a porcine submucosa extracellular matrix (ECM) coaptation aid for tensionless repair of severed nerves, AxoGuard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments, and Avive® Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissue layers and modulate inflammation in the surgical bed. Along with these core surgical products, AxoGen also offers AcroVal™ Neurosensory & Motor Testing System and AxoTouch™ Two-Point Discriminator. These evaluation and measurement tools assist health care professionals in detecting changes in sensation, assessing return of sensory, grip, and pinch function, evaluating effective treatment interventions, and providing feedback to patients on nerve function. The AxoGen portfolio of products is available in the United States, Canada, the United Kingdom, and several other European and international countries.

Revenue from the distribution of AxoGen’s nerve repair products, the Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector, in the United States is the main contributor to AxoGen’s total reported sales and has been the key component of its growth to date. AxoGen estimates that there are approximately 5,100 accounts (e.g., hospitals, specialty surgery centers) performing nerve repair across the United States.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases which can take from six to 12 months, or longer. Active accounts are usually past their initial wait period and have developed some level of product reorder. These active accounts have typically gone through their buying committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of nerve repair so as to use at least one of AxoGen’s products and have ordered such product(s) at least six times within the last 12 months prior to the review date.  The number of active accounts at the end of the first quarter of 2017 were approximately 465, representing an increase of 37% compared to the first quarter of 2016.

As such, revenue growth is primarily due to increased purchases from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.    AxoGen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

Revenues for the three months ended March 31, 2017 increased 50.9% to approximately $12,241,000 as compared to approximately $8,112,000 for the three months ended March 31, 2016.  This increase was primarily the result of revenue growth in active accounts and, to a lesser extent, the establishment and growth of new accounts.  Also contributing to this growth is a product price increase implemented in March 2017.

Gross Profit

Gross profit for the three months ended March 31, 2017 increased 54.0% to approximately $10,325,000 as compared to approximately $6,706,000 for the three months ended March 31, 2016.  This increase is primarily attributable to the increased revenues. Gross margin improved to 84.3% for the three months ended March 31, 2017 as compared to 82.7% for the same period in 2016 primarily due to manufacturing efficiencies and the March 1, 2017 product price increase.

Costs and Expenses

Total cost and expenses increased 45.0% to approximately $13,526,000 for the three months ended March 31, 2017 as compared to approximately $9,329,000 for the three months ended March 31, 2016. These increases were due primarily to increased sales activity and surgeon education programs, increases in compensation (including non-cash stock compensation) and increased general expenses associated with Company growth.  As a percentage of revenue, total cost and expenses decreased to 110% for the three months ended March 31, 2017 compared to 115% for the three months ended March 31, 2016.

Sales and marketing expenses increased 38.7% to approximately $8,610,000 for the three months ended March 31, 2017 as compared to approximately $6,206,000 for the three months ended March 31, 2016. This increase was primarily due to increased compensation expenses related to AxoGen’s direct sales force as a result of increased sales and hiring of additional personnel, increased commissions to independent distributors as a result of increased sales, the expansion of the Company’s surgeon education program, and increased marketing activity. As a percentage of total revenues, sales and marketing expenses were 70.3% for the three months ended March 31, 2017 as compared to 76.5% for the three months ended March 31, 2016. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 63.4% to approximately $3,504,000 for the three months ended March 31, 2017 as compared to approximately $2,145,000 for the three months ended March 31, 2016. The increase was primarily the result of increased compensation (including non-cash stock compensation), professional fees and increased general expenses related to Company growth.  As a percentage of total revenues, general and administrative expenses were 28.6% for the three months ended March 31, 2017 as compared to 26.4% for the three months ended March 31, 2016.

Research and development expenses increased approximately 44.3% to approximately $1,411,000 for the three months ended March 31, 2017 as compared to approximately $978,000 for the three months ended March 31, 2016.  Research and development costs include AxoGen’s product development and clinical efforts substantially focused on its biologics license application (BLA) for the Avance® Nerve Graft as well as efforts in support of the RANGER Registry, investigator initiated studies and development of new products and product applications. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for the first quarter of 2017 relates to expenditures for such clinical activity, including increased personnel to support both clinical and product development activity, offset by certain projects that have been completed. It is expected that costs associated with the BLA will continue to increase as more patients are enrolled in the trial over approximately the next two years.  Although AxoGen’s products are developed for sale in their current use, the Company continues to conduct development efforts focused on new products and new product applications.  AxoGen is active in pursuing research grants to support research and early product development.  As a percentage of total revenues, research and development expenses for the three months ended March 31, 2017 were 11.5% as compared to 12.1% for the three months ended March 31, 2016.

Other Income and Expenses

Interest expense decreased 49.4% to approximately $508,000 for the three months ended March 31, 2017 as compared to approximately $1,003,000 for the three months ended March 31, 2016. This decrease was due to the lower interest rate as a result of the refinancing of debt completed in October 2016.

Interest expense – deferred financing costs increased 41.9% to approximately $44,000 for the three months ended March 31, 2017 as compared to approximately $31,000 for the three months ended March 31, 2016. This increase was due to the deferred financing costs associated with the new debt facility being amortized over a shorter term than the Company’s previous debt facility.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended March 31, 2017 and 2016 due to the incurrence of net operating losses in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow during 2017 or the fiscal years ended 2016, 2015 and 2014.

Liquidity and Capital Resources

Cash Flow Information

As of March 31, 2017, the Company had cash and cash equivalents of $25.9 million, a decrease of $4.1 million from $30.0 million at December 31, 2016.  Cash disbursements in the first quarter included the $1.2 million payment towards the 2016 all-employee performance bonus accrual.

The Company had working capital of approximately $30.20 million and a current ratio of 3.82 at March 31, 2017, compared to working capital of $32.96 million and a current ratio of 3.97 at December 31, 2016. The decrease in working capital and the current ratio at March 31, 2017 as compared to December 31, 2016 was due primarily to the use of working capital to fund operations including the increase in inventory and accounts receivable, and the net decrease in accounts payable and accrued expenses.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on our expected level of operations.

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

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the three months ended March 31, 2017 used approximately $3,954,000 of cash as compared to using approximately $4,609,000 of cash for operating activities for the three months ended March 31, 2016. This decrease in cash used for operating activities of approximately $655,000 is primarily attributable to lower net losses after adjusting for higher non-cash expenses, including stock-based compensation and depreciation in 2017 compared to 2016.

Cash used for investing activities

Investing activities for the three months ended March 31, 2017 used approximately $183,000 of cash as compared to using approximately $488,000 of cash for the three months ended March 31, 2016. This decrease in cash used for investing activities of approximately $305,000 is principally attributable to the non-recurrence of purchases of certain fixed assets for the expansion of the worldwide distribution facility in Burleson, Texas and certain fixed assets for the new processing facility in Dayton, Ohio in the first quarter of 2016.

Cash provided by financing activities

Financing activities for the three months ended March 31, 2017 provided approximately $37,000 of cash as compared to providing approximately $137,000 of cash for the three months ended March 31, 2016. These amounts were primarily attributable to proceeds from the exercise of stock options.

Credit Facilities

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into that certain Term Loan Agreement (the “Three Peaks Term Loan Agreement”), dated November 12, 2014, by and among AxoGen, as borrower, AC, as guarantor, the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP, as administrative and collateral agent for the lenders. Under the Three Peaks Term Loan Agreement, Three Peaks agreed to lend to AxoGen a term loan of $25 million which had a six year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.00% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 resulted in a 10% rate. AxoGen had to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks had a first perfected security interest in the assets of AxoGen.

In addition, on November 12, 2014, AxoGen entered into that certain revenue interest agreement (the “Revenue Interest Agreement”) with Three Peaks. Royalty payments were based on a royalty rate of 3.75% of AxoGen’s revenues up to a maximum of $30 million in revenues in any 12 month period.

On October 26, 2016, the Three Peaks Term Loan Agreement and Revenue Interest Agreement were paid in full and the Company had no further obligations pursuant to such agreements.

On October 25, 2016, AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.00% per annum plus the greater of LIBOR or 0.5%. Additionally, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by the Company based upon an available borrowing base which includes certain accounts receivable and inventory.  The Revolving Loan may be increased to up to $15 million at the Company’s request and with the approval of MidCap. The maturity date of the Revolving Loan is May 1, 2021. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances.

Under the MidCap Term Loan Agreement and the Revolving Loan Agreement, the Company must maintain certain covenants including, but not limited to, limiting new indebtedness, restrictions on the payment of dividends and maintaining certain levels of revenue. MidCap, on behalf of the lenders under the Revolving Loan Agreement, has a first perfected security interest in the assets of the Company to guarantee the payment in full of the MC Term Loan and

Revolving Loan. Upon the payment in full to MidCap and the lenders of the MC Term Loan and Revolving Loan, the Company would have no further obligations to MidCap or the lenders under the MC Term Loan or the Revolving Loan or the Revolving Loan Agreement.

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

As of March 31, 2017, the Term Loan facility had an outstanding balance of $21.0 million, with an interest rate of 8.5%.  Also, at March 31, 2017 the Borrowing Base (as defined in the Revolving Loan Agreement) under the Revolving Loan Agreement was approximately $5,900,000 and the Company had an outstanding balance on the Revolving Loan facility of $3,976,320 with an interest rate of 5.0%.

 Public Offering of Common Stock

On October 7, 2016, AxoGen entered into an underwriting agreement (the “Underwriting Agreement”) with JMP Securities LLC, as representative of the several underwriters (collectively, the “Underwriters”), to issue and sell 2,333,334 shares of the Company’s common stock in an underwritten registered public offering (the “2016 Offering”) at an offering price of $7.50 per share.  Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 350,000 shares of common stock, which the underwriters exercised in full on October 7, 2016.  Five of the Company’s directors and officers purchased an aggregate of approximately 32,666 shares of common stock in the 2016 Offering and such purchases were made on the same terms and conditions as purchases by the public in the 2016 Offering. The 2016 Offering closed on October 13, 2016, and the Company received net proceeds of approximately $18.67 million from the sale of 2,683,334 shares of common stock, which includes the additional 350,000 shares of common stock, after deducting the underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the 2016 Offering for general working capital purposes and expanded development of nerve repair markets.  However, the Company’s management will retain broad discretion over the allocation of the net proceeds.

Material Commitments

The Company had no material commitments for capital expenditures at March 31, 2017.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting our industry.

We are exposed to certain market risks in the ordinary course of business.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank and one investment firm in the United States. We have not experienced any losses on our deposits of our cash and cash equivalents.

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivables.  Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals and monitoring procedures.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on long term and revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2017, our long term debt was approximately $21.0 million with an interest rate of 8.00% per annum plus the greater of LIBOR or 0.5% and our revolving loan was approximately $4.0 million with an interest rate of 4.5% per annum plus the greater of LIBOR or 0.5% We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2017. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro has little to no affect on our financial results. International business transactions are currently billed in U.S. dollars.  Therefore, the Company has minimal exposure related to exchange rates.

In the United States, we sell our products directly to hospitals and clinics in the local currency. Revenue is recognized as disclosed in Note 3 Summary of Significant Accounting Policies - Revenue Recognition of our Notes to Condensed Consolidated Financial Statements.

In all international markets, we sell our products to independent distributors who, in turn, sell to medical clinics. We sell our product in these countries through independent distributors denominated in United States dollars.

We do not believe our operations are currently subject to significant market risks for foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 and concluded that our disclosure controls and procedures were still not effective as of such date due to the same material weaknesses in internal control over financial reporting described in Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2017, the Company made the following changes to the design of its internal controls over financial reporting:

•	Improved procedures to test, evaluate and document the assumpti.ons utilized in significant estimates; and
•	Enhanced the scope and procedures of the testing and documentation of quarterly cycle counts of consignment inventory.

We believe these changes in internal controls over financial reporting address the material weaknesses relating to the design and operation of key controls around the use of judgment and calculations of significant estimates, as well as quarterly cycle count procedures related to consigned inventories, described in our 2016 Annual Report. Although these changes have been made, the material weaknesses or deficiencies will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.    Weaknesses or deficiencies in our internal control over financial reporting may be identified when we assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, or during the audit by our independent registered public accounting firm of the Company’s internal control over financial reporting as of December 31, 2017.

Other than such changes, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AxoGen and its subsidiaries are not a party to any material litigation as of March 31, 2017.

ITEM 1A  - RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the SEC, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the 2016 Form 10-K.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.  There have been no material changes to these risk factors since the filing of the 2016 Form 10-K.

ITEM 2   -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6  - EXHIBITS

Exhibit Number	Description

10.1

Lease, dated as of January 23, 2017, by and between AxoGen Corporation and SNH Medical Office Properties Trust. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2017).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated May 4, 2017	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Lease, dated as of January 23, 2017, by and between AxoGen Corporation and SNH Medical Office Properties Trust. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2017).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.