Form 10-Q
period 2017-06-30
AxoGen, Inc.
filed 2017-08-02
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 33,240,147 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (the “Company”, “AxoGen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will", variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our growth, our 2017 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our visibility at and sponsorship of conferences and educational events. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A of this Form 10-Q. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017 (unaudited)	2016
Assets
Current assets:
Cash and cash equivalents	$23,870,200	$30,014,405
Accounts receivable, net of allowance for doubtful accounts of approximately $351,000 and $272,000, respectively	9,422,467	8,052,203
Inventory	6,304,097	5,458,840
Prepaid expenses and other	585,090	511,804
Total current assets	40,181,854	44,037,252
Property and equipment, net	1,643,257	1,494,247
Intangible assets	940,594	828,979
	$42,765,705	$46,360,478
Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving loan agreement	$3,829,765	$4,025,023
Accounts payable and accrued expenses	7,057,831	7,002,165
Current maturities of long term obligations	24,947	20,899
Deferred revenue, current	39,399	33,282
Total current liabilities	10,951,942	11,081,369

Long Term Obligations, net of current maturities and deferred financing fees	20,314,254	20,265,745
Deferred lease	109,332	--
Deferred revenue	81,423	92,215
Total liabilities	31,456,951	31,439,329
Shareholders’ equity:
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 33,184,710 and 33,008,865 shares issued and outstanding	331,847	330,088
Additional paid-in capital	134,682,934	132,474,884
Accumulated deficit	(123,706,027)	(117,883,823)
Total shareholders’ equity	11,308,754	14,921,149
	$42,765,705	$46,360,478

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$15,168,064	$10,381,883	$27,409,137	$18,493,642
Cost of goods sold	2,277,201	1,534,412	4,192,849	2,940,003
Gross profit	12,890,863	8,847,471	23,216,288	15,553,639
Costs and expenses:
Sales and marketing	9,438,288	6,780,363	18,048,770	12,986,238
Research and development	1,521,123	936,823	2,932,259	1,915,163
General and administrative	3,377,105	2,736,255	6,881,144	4,881,012
Total costs and expenses	14,336,516	10,453,441	27,862,173	19,782,413
Loss from operations	(1,445,653)	(1,605,970)	(4,645,885)	(4,228,774)
Other income (expense):
Interest expense	(554,384)	(1,163,413)	(1,061,933)	(2,166,440)
Interest expense — deferred financing costs	(46,110)	(32,696)	(90,601)	(63,506)
Other (expense)	(14,032)	(617)	(23,785)	(20,067)
Total other income (expense)	(614,526)	(1,196,726)	(1,176,319)	(2,250,013)
Net Loss	$(2,060,179)	$(2,802,696)	$(5,822,204)	$(6,478,787)
Weighted Average Common Shares outstanding — basic and diluted	33,124,139	30,079,960	33,075,555	30,037,013
Loss Per Common share — basic and diluted	$(0.06)	$(0.09)	$(0.18)	$(0.22)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,822,204)	$(6,478,787)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	217,876	167,590
Amortization of intangible assets	41,706	32,033
Amortization of deferred financing costs	90,601	63,506
Provision for bad debt	99,834	48,600
Stock-based compensation	1,572,966	752,789
Interest added to note payable	—	187,002
Change in assets and liabilities:
Accounts receivable	(1,470,098)	(1,337,732)
Inventory	(845,257)	(852,362)
Prepaid expenses and other	(73,286)	(190,586)
Accounts payable and accrued expenses	55,666	198,707
Deferred liabilities	104,657	3,684

Net cash used for operating activities	(6,027,539)	(7,405,556)

Cash flows from investing activities:
Purchase of property and equipment	(366,886)	(456,910)
Acquisition of intangible assets	(153,321)	(97,341)

Net cash used for investing activities	(520,207)	(554,251)

Cash flows from financing activities:
Borrowing on revolving loan	26,119,539	—
Payments on revolving loan	(26,314,797)	—
Repayments of long-term debt	(8,572)	—
Debt issuance costs	(29,472)	—
Proceeds from exercise of stock options	636,843	323,510

Net cash provided by financing activities	403,541	323,510

Net decrease in cash and cash equivalents	(6,144,205)	(7,636,297)
Cash and cash equivalents, beginning of year	30,014,405	25,909,500

Cash and cash equivalents, end of period	$23,870,200	$18,273,203

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,058,599	$1,964,256

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless the context otherwise requires, all references in these Notes to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. its wholly owned subsidiary AxoGen Corporation (“AC”) and its wholly owned subsidiary AxoGen Europe GmbH, which was established in the fourth quarter of 2016.

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AxoGen, Inc. (the “Company” or “AxoGen”) and its wholly owned subsidiaries, AxoGen Corporation (“AC”) and AxoGen Europe GmbH, established in the fourth quarter of 2016, as of June 30, 2017 and December 31, 2016 and for the three and six month periods ended June 30, 2017 and 2016.  The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Avance® Nerve Graft and Avive® Soft Tissue Membrane are processed in the United States by AxoGen at its processing facility in Dayton, Ohio.  AxoGuard® Nerve Connector and AxoGuard® Nerve Protector are manufactured in the United States by Cook Biotech Incorporated and are distributed worldwide exclusively by AxoGen.  The AcroVal™ Neurosensory and Motor Testing System and AxoTouch™ Two Point Discriminator are contract manufactured by Viron Technologies, LLC. (formerly Cybernetics Research Laboratories) (“Viron”) Tucson, Arizona.   Viron supplies the AcroVal™ and AxoTouch™ unpackaged and they are packaged at AxoGen’s distribution facility in Burleson, Texas.

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

We regularly review all accounts that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  The analysis excludes certain receivables due to our past successful experience in collectability.  Specific accounts that are deemed uncollectible are reserved at 100% of their outstanding balance.  In the event that we exhaust all collection efforts and deem an account uncollectible, we would subsequently write off the account.  The allowance for doubtful accounts reserve balance was approximately $351,000 and $272,000 at June 30, 2017 and December 31, 2016, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2013 through 2016; however, there currently are no examinations in process.

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

Share-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the grant date fair value of stock option awards generally on the date of grant using the Black-Scholes option pricing model.

With respect to performance stock units (“PSUs”), the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against specified targets over the measurement period. The fair value of the PSUs is based on the Company’s closing stock price on the grant date and its estimate of achieving such performance targets. See further discussion and disclosures in Note 9: “Stock Incentive Plan.”

Use of Estimates

The preparation of consolidated financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share of common stock (EPS) is calculated for basic EPS by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

There were no dilutive instruments as of June 30, 2017 and 2016.  The basic and diluted weighted average shares outstanding were 33,124,139 and 30,079,960 shares for the three months ended June 30, 2017 and 2016, respectively, and 33,075,555 and 30,037,013 shares for the six months ended June 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the adoption date.  During July 2017, we commenced an initial evaluation of the new standard and a related assessment and review of a representative sample of existing revenue contracts with our customers on some of our most significant revenue streams. Based upon our preliminary assessment, we do not believe there will be a material change to the timing of our revenue recognition. However, during the second half of 2017 we will continue our review to affirm our preliminary assessment and periodically brief our Audit Committee on our progress towards implementing the new standard. It is likely we will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption. We have not yet determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase to occur during the remainder of 2017. Additionally, we have not made a decision on which adoption method to utilize. Our evaluation of ASU 2014-09 is ongoing.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The ASU was issued intending to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718.  ASU 2017-09 is effective for all entities for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued.  The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company’s results of operations and financial condition.

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

4.    Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, Avive® Soft Tissue Membrane, AcroValTM Neurosensory and Motor Testing System, AxoTouchTM Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	December 31,
	2017	2016

Finished goods	$4,718,188	$4,132,036
Work in process	369,360	205,116
Raw materials	1,216,549	1,121,688
Inventories	$6,304,097	$5,458,840

Inventories are net of reserve of approximately $615,000 and $960,000 at June 30, 2017 and December 31, 2016, respectively.

5.    Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2017	2016

Furniture and equipment	$1,500,139	$1,270,173
Leasehold improvements	447,650	447,650
Processing equipment	1,714,481	1,577,561
Less: accumulated depreciation and amortization	(2,019,013)	(1,801,137)
Property and equipment, net	$1,643,257	$1,494,247

6.    Intangible Assets

The Company’s intangible assets consist of the following:

	June 30,	December 31,
	2017	2016

License agreements	$1,003,512	$984,342
Patents	434,108	308,212
Less: accumulated amortization	(497,026)	(463,575)
Intangible assets, net	$940,594	$828,979

License agreements are being amortized over periods ranging from 17-20 years. Patent costs were being amortized over three years. As of June 30, 2017, the patents were fully amortized, and the remaining patents of $434,108 are pending patent costs and are being amortized over periods up to 20 years. Amortization expense was approximately $19,000 and $16,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $42,000 and $32,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, future amortization of license agreements and patents (i) for the remainder of fiscal year 2017 is $37,000, (ii) for the fiscal years 2018 through 2022 is expected to be $74,000 per year, and (iii) after 2022 an aggregate $533,000.

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

Royalty fees were approximately $303,000 and $217,000 during the three months ended June 30, 2017 and 2016, respectively, and approximately $541,000 and $370,000 during the six months ended June 30, 2017 and 2016, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016

Accounts payable	$3,054,960	$3,614,015
Accrued expenses	1,061,552	804,691
Accrued compensation	2,941,319	2,583,459
Accounts Payable and Accrued Expenses	$7,057,831	$7,002,165

8.    Term Loan Agreements and Long-Term Debt

Term Loan Agreement and Long Term Debt consist of the following:

	June 30,	December 31,
	2017	2016

Term Loan Agreement with MidCap Financial Trust (“MidCap”) for a total of $21,000,000, net of $710,056 of unamortized deferred financing fees at June 30, 2017, and $771,185 at December 31, 2016. Interest is payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5% which as of June 30, 2017 resulted in a 8.5% rate.	$20,289,944	$20,228,815

Revolving Loan Agreement with MidCap for up to $10,000,000 with borrowings based upon eligible accounts receivable and inventory. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% which as of June 30, 2017 resulted in a 5.0% rate.	3,829,765	4,025,023

Equipment Lease Agreement with Cisco Capital for a total lease amount of $58,875 which has a 36 month term and requires no lease payments for the first three months of the lease and 33 equal payments of principal and interest until the end of the term. Interest on the lease is payable monthly at 3.5% per annum.	49,257	57,829
Total	24,168,966	24,311,667
Less current revolving loan	(3,829,765)	(4,025,023)
Less current maturities of long term debt	(24,947)	(20,899)
Long-term portion	$20,314,254	$20,265,745

Credit Facilities

Three Peaks Term Loan Agreement and Revenue Interest Agreement

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into that certain Term Loan Agreement (the “Three Peaks Term Loan Agreement”), dated November 12, 2014, by and among AxoGen, as borrower, AC, as guarantor, the lenders party thereto and Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP, as administrative and collateral agent for the lenders. Under the Three Peaks Term Loan Agreement, Three Peaks provided AxoGen a term loan of $25 million which had a six-year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.0% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 resulted in a 10% rate.

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

MidCap Term Loan Agreement

On October 25, 2016 (the “Closing Date”), AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. In addition to the interest charged on the Term Loan, the Company is also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

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

The MC Term Loan Agreement and the Revolving Loan Agreement each contain covenants that place restrictions on AxoGen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. MidCap, on behalf of the lenders under the agreements, has a first perfected security interest in the assets of the Company to guarantee the payment in full of the agreements. Upon the payment in full to MidCap and the lenders of the Term Loan Agreement and

Revolving Loan Agreement, the Company would have no further obligations to MidCap or the lenders under the Term Loan Agreement or the Revolving Loan Agreement.  As of June 30, 2017, we were in compliance with the loan covenants.

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

Interest expense for the year ended December 31, 2016 was approximately $5,386,000 compared to $3,989,000 for the year ended December 31, 2015.  The 2016 amount includes a final payment to Three Peaks of approximately $2,447,000 inclusive of prepayment fees and accrued interest through October 25, 2016. In addition, as a result of the accounting treatment for the Three Peaks transaction, the Company had previously recorded a total of $747,000 of deferred interest charges which were offset against these prepayment fees.  The net impact of these transactions resulted in a net interest charge of approximately $1,700,000 in the year which was included in interest expense for the year ended December 31, 2016.  Additionally, as the result of the extinguishment of the debt facility with Three Peaks, the Company wrote off approximately $750,000 of prepaid financing fees to interest expense – deferred financing costs in 2016.

As of June 30, 2017, the Term Loan had an outstanding balance of $21.0 million, with an interest rate of 8.5%.  Also, at June 30, 2017, the borrowing base under the Revolving Loan Agreement was approximately $6,527,000 and the Company had an outstanding balance on the Revolving Loan facility of $3,829,765 with an interest rate of 5.0%.

Annual maturities of the Company’s long-term obligations are as follows:

Year Ending December 31	Amount
2017	$12,327
2018	1,421,834
2019	8,415,096
2020	8,400,000
2021	2,800,000
21,049,257
Less unamortized debt issuance costs	(710,056)
TOTAL	$20,339,201

9.    Stock Incentive Plan

The Company maintains the AxoGen 2010 Stock Incentive Plan, as amended and restated (the “AxoGen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (PSU) and restricted stock awards (RSU) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  At the 2016 Annual Meeting of Shareholders, the AxoGen Plan was amended to increase the number of shares of common stock authorized for issuance under the AxoGen Plan to 5,500,000 shares.  Additionally, at the 2017 Annual Meeting of Shareholders held on May 24, 2017, the AxoGen Plan was amended to increase the number of shares of common stock authorized for issuance under the AxoGen Plan to 7,700,000 shares.  At the 2017 Annual Meeting of Shareholders, the shareholders approved the adoption of the AxoGen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows for eligible employees to acquire shares of our common stock through payroll deductions at a discount from market value.  The 2017 ESPP authorized a total of 600,000 shares of our common stock with the first offering period expected to begin January 1, 2018.

The options granted to employees typically vest 25% one year after the grant date and 12.5% every six months thereafter for the remaining three-year period until fully vested after four years and those to directors and certain executive officers have vested 25% per quarter over one year or had no vesting period. Options issued to consultants have vesting provisions based on the engagement ranging from no vesting to vesting over the service period ranging from three to four years. Options typically have terms ranging from seven to ten years.

The Company recognized stock-based compensation expense of $724,377 and $569,834 for the three months ended June 30, 2017 and 2016, respectively, and $1,572,966 and $752,789 for the six months ended June 30, 2017 and 2016, respectively, which consisted of compensation expense related to employee stock options, PSUs and RSUs based on the value of share-based payment awards that are ultimately expected to vest during the period.

The Company estimates the fair value of each option award issued under such plans on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded, for the periods prior to the Company’s merger with LecTec Corporation in 2011 (the “Merger”), and based on the Company’s common stock for periods subsequent to the Merger. However, for options granted on and after December 29, 2016 the Company began using a Multiple Point Black Scholes option-pricing model which uses a weighted average of historical volatility and peer company volatility. The Company determines the expected life giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

The Company used the following weighted-average assumptions for options granted during the six months ended June 30:

Six months ended June 30,	2017	2016

Expected term (in years)	6.16	4.00
Expected volatility	50.76%	61.85%
Risk free rate	2.08%	1.23%
Expected dividends	—%	—%

The Company granted stock options to purchase 444,250 shares of its common stock pursuant to the AxoGen Plan, for the six months ended June 30, 2017.  The average fair value of options granted at market during the six months ended June 30, 2017 and 2016 was $11.41 and $5.16 per option, respectively

Total future stock compensation expense related to non-vested awards is expected to be approximately $6,941,000 at June 30, 2017.

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

On January 23, 2017, AC entered into a lease (the “New SNH Lease”) for a five year term commencing April 1, 2017 with SNH Medical Office Properties Trust, a Maryland real estate investment trust (“SNH”), for 1,431 square feet at 13709 Progress Boulevard, Alachua, Florida 32615. Pursuant to the New SNH Lease, AC is to use the space for general office and biomedical research uses. SNH is the landlord of AC’s currently leased corporate headquarters facility at 13631 Progress Boulevard, Alachua, Florida 32615.  AC’s additional annual cost of the Premises will range from approximately $25,800 to $29,000 over the life of the lease.

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

Estimated future minimum rental payments on the leases are as follows:

Year Ending December 31	Amount
2017 (6 months ended)	$252,232
2018	437,900
2019	182,251
2020	165,116
2021	86,638
TOTAL	$1,124,137

Total rent expense for the Company’s leased office and lab space for the six months ended June 30, 2017 and 2016 was approximately $250,000 and $229,000, respectively.

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

12.  Retirement Plan

AxoGen 401(k) Plan

The Company adopted the AxoGen 401(k) plan (the “401(k) Plan”) in December 2015 with contributions starting in January 2016. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  The Company contributed approximately $334,000 in matching funds during 2016.   Employer contributions to the 401(k) Plan for the three months ending June 30, 2017 and 2016 were approximately $97,000 and $92,000, respectively, and for the six months ending June 30, 2017 and 2016 were approximately $206,000 and $171,000, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. its wholly owned subsidiary AxoGen Corporation (“AC”) and its wholly owned subsidiary AxoGen Europe GmbH, which was established in the fourth quarter of 2016.

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

Revenue from the distribution of AxoGen’s nerve repair products, the Avance® Nerve Graft, AxoGuard® Nerve Connector and AxoGuard® Nerve Protector, in the United States is the main contributor to AxoGen’s total reported sales and has been the key component of our growth to date. We estimate that there are approximately 5,100 accounts (e.g., hospitals, specialty surgery centers) performing nerve repair across the United States.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases which can take from six to twelve months, or longer. Active accounts are usually past their initial wait period and have developed some level of product reorder. These active accounts have typically gone through their buying committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of nerve repair so as to use at least one of AxoGen’s products and have ordered such product(s) at least six times within the last twelve months prior to the review date.  The number of active accounts at the end of the second quarter of 2017 were approximately 510, representing an increase of 36% compared to the second quarter of 2016.

As such, revenue growth is primarily due to increased purchases from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.    We have continued to broaden our sales and marketing focus which we expect to have a continuing positive contribution to our revenue growth in the long term.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues

Revenues for the three months ended June 30, 2017 increased 46.1% to approximately $15,168,000 as compared to approximately $10,382,000 for the three months ended June 30, 2016.  This increase was primarily the result of revenue growth in active accounts and, to a lesser extent, the establishment and growth of new accounts.  Also contributing to this growth is a product price increase implemented in March 2017.

Gross Profit

Gross profit for the three months ended June 30, 2017 increased 45.7% to approximately $12,891,000 as compared to approximately $8,847,000 for the three months ended June 30, 2016.  This increase is primarily attributable to the increased revenues. Gross margin decreased to 85.0% for the three months ended June 30, 2017 as compared to 85.2% for the same period in 2016 primarily due to manufacturing yield variances and product mix, which was partially offset by the March 1, 2017 product price increase.

Costs and Expenses

Total costs and expenses increased 37.2% to approximately $14,337,000 for the three months ended June 30, 2017 as compared to approximately $10,453,000 for the three months ended June 30, 2016. These increases were due primarily to increased sales activity and surgeon education programs, increases in compensation (including non-cash stock compensation), increases in research and development, which includes the Company’s clinical trial, and increased general expenses associated with our growth.  As a percentage of revenue, total cost and expenses decreased to 94.5% for the three months ended June 30, 2017 as compared to 100.7% for the three months ended June 30, 2016.

Sales and marketing expenses increased 39.2% to approximately $9,438,000 for the three months ended June 30, 2017 as compared to approximately $6,780,000 for the three months ended June 30, 2016. This increase was primarily due to increased compensation expenses related to our direct sales force as a result of increased sales and hiring of additional personnel, increased commissions to independent distributors as a result of increased sales, the expansion of the Company’s surgeon education program, and increased marketing activity. As a percentage of total revenues, sales and marketing expenses were 62.2% for the three months ended June 30, 2017 as compared to 65.3% for the three months ended June 30, 2016. Such lower sales and marketing expenses, as a percentage of revenue, were a result of the revenue increase outpacing increases in costs and expenses.

General and administrative expenses increased 23.4% to approximately $3,377,000 for the three months ended June 30, 2017 as compared to approximately $2,736,000 for the three months ended June 30, 2016. The increase was primarily the result of increased compensation (including non-cash stock compensation), and increased general expenses related to our growth.  As a percentage of total revenues, general and administrative expenses were 22.3% for the three months ended June 30, 2017 as compared to 26.4% for the three months ended June 30, 2016.

Research and development expenses increased approximately 62.3% to approximately $1,521,000 for the three months ended June 30, 2017 as compared to approximately $937,000 for the three months ended June 30, 2016.  Research and development costs include AxoGen’s product development and clinical efforts substantially focused on its biologics license application (BLA) for the Avance® Nerve Graft as well as efforts in support of the RANGER Registry, investigator initiated studies and development of new products and product applications. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for the second quarter of 2017 relates to expenditures for such clinical activity, including increased personnel to support both clinical and product development activity, offset by certain projects that have been completed. Although our products are developed for sale in their current use, we continue to conduct development efforts focused on new products and new product applications.  AxoGen is active in pursuing research grants to support research and early product development.  As a percentage of total revenues, research and development expenses for the three months ended June 30, 2017 were 10.0% as compared to 9.0% for the three months ended June 30, 2016.

Other Income and Expenses

Interest expense decreased 52.4% to approximately $554,000 for the three months ended June 30, 2017 as compared to approximately $1,163,000 for the three months ended June 30, 2016. This decrease was due to the lower interest rate as a result of the refinancing of debt completed in October 2016.

Interest expense – deferred financing costs increased 39.4% to approximately $46,000 for the three months ended June 30, 2017 as compared to approximately $33,000 for the three months ended June 30, 2016. This increase was due to the deferred financing costs associated with the new debt facility being amortized over a shorter term than the Company’s previous debt facility.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended June 30, 2017 and 2016 due to the incurrence of net operating losses in each of these periods.

Comparison of the Six Months Ended June 30, 2017 and 2016:

Revenues

Revenues for the six months ended June 30, 2017 increased 48.2% to approximately $27,409,000 as compared to approximately $18,494,000 for the six months ended June 30, 2016.  This increase was primarily the result of revenue growth in active accounts and, to a lesser extent, the establishment and growth of new accounts.  Also contributing to this growth is a product price increase implemented in March 2017.

Gross Profit

Gross profit for the six months ended June 30, 2017 increased 49.3% to approximately $23,216,000 as compared to approximately $15,554,000 for the six months ended June 30, 2016.  This increase was primarily attributable to the increased revenues. Gross margin improved to 84.7% for the six months ended June 30, 2017 as compared to 84.1% for the same period in 2016 as a result of the March 1, 2017 price increase and changes in product mix as a result of changes both within and between product lines.

Costs and Expenses

Total cost and expenses increased 40.8% to approximately $27,862,000 for the six months ended June 30, 2017 as compared to approximately $19,782,000 for the six months ended June 30, 2016. These increases were due primarily to increased sales activity and surgeon education programs, increases in compensation (including non-cash stock compensation) and increased general expenses associated with our growth.  As a percentage of revenue, total cost and expenses decreased to 101.7% for the six months ended June 30, 2017 as compared to 107.0% for the six months ended June 30, 2016.

Sales and marketing expenses increased 39.0% to approximately $18,049,000 for the six months ended June 30, 2017 as compared to approximately $12,986,000 for the six months ended June 30, 2016. This increase was primarily due to increased compensation expenses related to our direct sales force as a result of increased sales and hiring of additional personnel, increased commissions to independent distributors as a result of increased sales, the expansion of the Company’s surgeon education program, and increased marketing activity. As a percentage of revenues, sales and marketing expenses were 65.9% for the six months ended June 30, 2017 as compared to 70.2% for the six months ended June 30, 2016. Such lower sales and marketing expenses as a percentage of revenue were a result of the revenue increase outpacing increases in our sales and marketing expenses.

General and administrative expenses increased 41.0% to approximately $6,881,000 for the six months ended June 30, 2017 as compared to approximately $4,881,000 for the six months ended June 30, 2016. The increase was primarily the result of increased compensation (including non-cash stock compensation), professional fees and increased general expenses related to our growth.  As a percentage of revenues, general and administrative expenses were 25.1% for the six months ended June 30, 2017 as compared to 26.4% for the six months ended June 30, 2016. Such lower general and administrative expenses as a percentage of revenue were a result of the revenue increase outpacing increases in our general and administrative expenses.

Research and development costs increased 53.1% to approximately $2,932,000 in the six months ended June 30, 2017 as compared to approximately $1,915,000 for the six months ended June 30, 2016.  Research and development costs include AxoGen’s product development and clinical efforts substantially focused on its biologics license application (BLA) for the Avance® Nerve Graft as well as efforts in support of the RANGER Registry, investigator initiated studies and development of new products and product applications. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for the first six months of 2017 relates to expenditures for such clinical activity, including increased personnel to support both clinical and product development activity, offset by certain projects that have been completed. Although our products are developed for sale in their current use, we continue to conduct development efforts focused on new products and new product applications.  AxoGen is active in pursuing research grants to support research and early product development.  As a percentage of revenues, research and development expenses for the six months ended June 30, 2017 were 10.7% as compared to 10.4% for the six months ended June 30, 2016.

Other Income and Expenses

Interest expense decreased 51.0% to approximately $1,062,000 for the six months ended June 30, 2017 as compared to approximately $2,166,000 for the six months ended June 30, 2016.  This decrease was due to the lower interest rate as a result of the refinancing of debt completed in October 2016.

Interest expense – deferred financing costs increased 42.2% to approximately $91,000 for the six months ended June 30, 2017 as compared to approximately $64,000 for the six months ended June 30, 2016. This increase was due to the deferred financing costs associated with the new debt facility being amortized over a shorter term than the Company’s previous debt facility.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the six months ended June 30, 2017 and 2016 due to incurrence of net operating loss in each of these periods.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flow during 2017 or the fiscal years ended 2016, 2015 and 2014.

Liquidity and Capital Resources

Cash Flow Information

As of June 30, 2017, the Company had cash and cash equivalents of approximately $23.9 million, a decrease of approximately $6.1 million from approximately $30.0 million at December 31, 2016.  Cash disbursements in the first six months included the $1.2 million payment towards the 2016 all-employee performance bonus accrual.

The Company had working capital of approximately $29.2 million and a current ratio of approximately 3.67 at June 30, 2017, compared to working capital of approximately $33.0 million and a current ratio of approximately 3.97 at December 31, 2016. The decrease in working capital and the current ratio at June 30, 2017 as compared to December 31, 2016 was due primarily to the use of working capital to fund operations including the increase in inventory and accounts receivable, and the net decrease in accounts payable and accrued expenses.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

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

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the six months ended June 30, 2017 used approximately $6,028,000 of cash as compared to using approximately $7,406,000 of cash for operating activities for the six months ended June 30, 2016. This decrease in cash used for operating activities of approximately $1,378,000 is primarily attributable to lower net losses after adjusting for higher non-cash expenses, including stock-based compensation and depreciation in 2017 compared to 2016.

Cash used for investing activities

Investing activities for the six months ended June 30, 2017 used approximately $520,000 of cash as compared to using approximately $554,000 of cash for the six months ended June 30, 2016. This decrease in cash used for investing activities of approximately $34,000 is principally attributable to the non-recurrence of purchases of certain fixed assets for the expansion of the worldwide distribution facility in Burleson, Texas and certain fixed assets for the new processing facility in Dayton, Ohio in the first quarter of 2016 offset by expenditures for the expansion of the administrative offices and lab space in Alachua, Florida.

Cash provided by financing activities

Financing activities for the six months ended June 30, 2017 provided approximately $404,000 of cash as compared to providing approximately $324,000 of cash for the six months ended June 30, 2016. These amounts were primarily attributable to proceeds from the exercise of stock options.

Credit Facilities

On November 12, 2014, AxoGen, as borrower, and AC, as guarantor, entered into that certain Term Loan Agreement (the “Three Peaks Term Loan Agreement”), with Three Peaks Capital S.a.r.l. (“Three Peaks”), an indirect wholly-owned subsidiary of Oberland Capital Healthcare Master Fund LP, as administrative and collateral agent for the lenders. Under the Three Peaks Term Loan Agreement, Three Peaks provided AxoGen a term loan of $25 million which had a six-year term and required interest only payments and a final principal payment due at the end of the term. Interest was payable quarterly at 9.0% per annum plus the greater of LIBOR or 1.0% which as of November 13, 2014 resulted in a 10% rate. AxoGen had to maintain certain covenants including limiting new indebtedness, restriction of the payment of dividends and maintain certain levels of revenue. Three Peaks had a first perfected security interest in the assets of AxoGen.

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

On October 25, 2016, AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. Additionally, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by the Company based upon an available borrowing base which includes certain accounts receivable and inventory.  The Revolving Loan may be increased to up to $15 million at the Company’s request and with the approval of MidCap. The maturity date of the Revolving Loan is May 1, 2021. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances.

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

As of June 30, 2017, the Term Loan facility had an outstanding balance of $21.0 million, with an interest rate of 8.5%.  Also, at June 30, 2017 the Borrowing Base (as defined in the Revolving Loan Agreement) under the Revolving Loan Agreement was approximately $6,527,000 and the Company had an outstanding balance on the Revolving Loan facility of $3,829,765 with an interest rate of 5.0%.

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

Material Commitments

The Company had no material commitments for capital expenditures at June 30, 2017.

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

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on long term and revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2017, our long term debt was approximately $21.0 million with an interest rate of 8.0% per annum plus the greater of LIBOR or 0.5% and our revolving loan was approximately $3.8 million with an interest rate of 4.5% per annum plus the greater of LIBOR or 0.5% We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2017. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro has little to no effect on our financial results. International business transactions are currently billed in U.S. dollars.  Therefore, the Company has minimal exposure related to exchange rates.

In the United States, we sell our products directly to hospitals and clinics in the local currency. Revenue is recognized as disclosed in Note 3 Summary of Significant Accounting Policies - Revenue Recognition in our Notes to Condensed Consolidated Financial Statements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017 and concluded that our disclosure controls and procedures were still not effective as of such date due to the same material weaknesses in internal control over financial reporting described in Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2017, the Company made the following changes to the design of its internal controls over financial reporting:

•	Improved procedures to test, evaluate and document the assumptions utilized in significant estimates; and
•	Enhanced the scope and procedures of the testing and documentation of quarterly cycle counts of consignment inventory.

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

AxoGen and its subsidiaries are not a party to any material litigation as of June 30, 2017.

ITEM 1A  - RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the SEC, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the 2016 Annual Report.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.  There have been no material changes to these risk factors since the filing of the 2016 Annual Report.

ITEM 2   -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6  - EXHIBITS

Exhibit Number	Description

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated August 2, 2017	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.