Form 10-Q
period 2018-03-31
AxoGen, Inc.
filed 2018-04-30
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, the registrant had 34,681,970 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (including AxoGen, Inc.’s wholly owned subsidiaries, AxoGen Corporation and AxoGen Europe GmbH, the “Company”, “AxoGen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will", variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our growth, our 2018 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our visibility at and sponsorship of conferences and educational events. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A of this Form 10-Q. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$30,559,882	$36,506,624
Accounts receivable, net of allowance for doubtful accounts of $513,000 and $461,000, respectively	11,766,829	11,064,720
Inventory	8,052,930	7,315,942
Prepaid expenses and other	1,355,262	853,381
Total current assets	51,734,903	55,740,667
Property and equipment, net	2,377,323	2,197,039
Intangible assets	1,058,346	936,992
Total assets	$55,170,572	$58,874,698
Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving loan agreement	$3,983,189	$4,000,000
Accounts payable and accrued expenses	8,710,683	8,952,061
Current maturities of long term obligations	2,841,378	735,017
Contract liabilities, current	32,136	31,668
Total current liabilities	15,567,386	13,718,746

Long Term Obligations, net of current maturities and deferred financing fees	17,760,907	19,809,772
Other long-term liabilities	89,010	95,514
Contract liabilities	61,985	68,631
Total liabilities	33,479,288	33,692,663
Shareholders’ equity:
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 34,669,276 and 34,350,329 shares issued and outstanding	346,693	343,503
Additional paid-in capital	155,312,433	153,167,817
Accumulated deficit	(133,967,842)	(128,329,285)
Total shareholders’ equity	21,691,284	25,182,035
Total liabilities and shareholders’ equity	$55,170,572	$58,874,698

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues	$17,259,859	$12,241,073
Cost of goods sold	2,712,380	1,915,648
Gross profit	14,547,479	10,325,425
Costs and expenses:
Sales and marketing	12,469,351	8,610,482
Research and development	2,058,442	1,411,136
General and administrative	5,011,727	3,504,039
Total costs and expenses	19,539,520	13,525,657
Loss from operations	(4,992,041)	(3,200,232)
Other expense:
Interest expense	(585,618)	(507,549)
Interest expense — deferred financing costs	(60,663)	(44,491)
Other expense	(235)	(9,753)
Total other expense	(646,516)	(561,793)
Net Loss	$(5,638,557)	$(3,762,025)
Weighted average common shares outstanding — basic and diluted	34,521,122	33,026,433
Loss per common share — basic and diluted	$(0.16)	$(0.11)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,638,557)	$(3,762,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179,938	108,359
Amortization of intangible assets	19,600	23,189
Amortization of deferred financing costs	60,663	44,491
Provision for bad debt	56,844	34,747
Stock-based compensation	1,729,115	848,589
Change in assets and liabilities:
Accounts receivable	(758,953)	(366,469)
Inventory	(736,988)	(391,890)
Prepaid expenses and other	(501,881)	(237,633)
Accounts payable and accrued expenses	(241,378)	(341,899)
Contract and other liabilities	(12,682)	86,459
Net cash used for operating activities	(5,844,279)	(3,954,082)

Cash flows from investing activities:
Purchase of property and equipment	(360,222)	(98,391)
Acquisition of intangible assets	(140,954)	(84,898)
Net cash used for investing activities	(501,176)	(183,289)

Cash flows from financing activities:
Borrowing on revolving loan	16,146,151	11,247,114
Payments on revolving loan	(16,162,963)	(11,295,817)
Repayments of long-term debt	(3,167)	(5,158)
Debt issuance costs	—	(26,429)
Proceeds from exercise of stock options and warrants	418,692	117,021
Net cash provided by financing activities	398,713	36,731

Net decrease in cash and cash equivalents	(5,946,742)	(4,100,640)
Cash and cash equivalents, beginning of year	36,506,624	30,014,405

Cash and cash equivalents, end of period	$30,559,882	$25,913,765

Supplemental disclosures of cash flow activity:
Cash paid for interest	$576,856	$505,020

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless the context otherwise requires, all references in these Notes to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. its wholly owned subsidiary AxoGen Corporation (“AC”) and its wholly owned subsidiary AxoGen Europe GmbH.

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2018 and December 31, 2017 and for the three-month periods ended March 31, 2018 and 2017.  The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“USGAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers, utilizing the modified retrospective method applied to contracts that were not completed, and we did not utilize any of the practical expedients in the standard.  The adoption of the standard did not have a material impact on the timing and amounts of our revenue, processes or internal controls.  Upon adoption, we did not have any material remaining performance obligations, significant judgements, or material costs to obtain or fulfill contracts with our customers.

The Company enters into contracts to sell and distribute products and services to hospitals and surgical facilities for use in caring for patients with peripheral nerve damage or discontinuity.  Revenue is recognized when the Company has met its performance obligations pursuant to its contracts with its customers in an amount that we expect to be entitled to in exchange for the transfer of control of the products and services to our customers.  In the case of products or services sold to a customer under a distribution or purchase agreement,  the Company has no further performance obligations and revenue is recognized at the point control transfers which occurs either when:  i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and distributors, and also from inventory physically held by field sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in the cost of goods sold.

The Company operates in a single reportable segment of peripheral nerve repair, offers similar products to its customers, and enters into consistently structured arrangements with similar type of customers. As such, the Company does not disaggregate revenue from contracts with customers as the nature, amount, timing and uncertainty of revenue and cash flows  does not materially differ within and among the contracts with customers.

The contract with the customer states the final terms of the sale, including the description, quantity, and price of each implant distributed. The payment terms and conditions in our contracts vary; however, as a common business practice, payment terms are typically due in full within 30 to 60 days of delivery. Since the customer agrees to a stated price in the contract that does not vary over the contract term, the contracts do not contain any material types of variable consideration, and contractual rights of return are not material.   The Company has several contracts with distributors which include consideration paid to the customer in exchange for distinct marketing and other services. We can reasonably estimate the fair value of such services and record such consideration paid to the customer as an operating expense.

In connection with our AcroVal® Neurosensory and Motor Testing System, we sell extended warranty and service packages to some of our customers who purchase this  evaluation and measurement tool, and the prepayment of these extended warranties represent contract liabilities until the performance obligations are satisfied ratably over the term of the contract. The sale of the aforementioned extended warranty represents the only performance obligation the Company satisfies over time, and creates the contract liability disclosed below.  The opening and closing balances of our contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2018	$11,064,720	$31,668	$68,631
Closing, March 31, 2018	11,766,829	32,136	61,985
Increase/(decrease)	702,109	468	(6,646)

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company further controls credit risk through credit approvals and monitoring procedures.

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

Loss Per Share of Common Stock

There were no dilutive instruments included in the calculation of loss per common share for the three months ended March  31, 2018 and 2017, respectively, due to the Company reporting a net loss.  The basic and diluted weighted average shares outstanding were 34,521,122 and 33,026,433 shares for the three months ended March 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The standard could be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the adoption date. We adopted the standard on January 1, 2018 utilizing the modified retrospective method.  The adoption of this standard did not have a material impact on our consolidated financial statements, other than the enhanced disclosure included in Note 2.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The ASU was issued intending to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. We prospectively adopted the standard on January 1, 2018.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), guidance that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We prospectively adopted the standard on January 1, 2018.  The adoption of this standard did not have a material impact on our consolidated Statement of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718.  We prospectively adopted the standard on January 1, 2018.  The adoption of this standard did not have a material impact on our consolidated financial statements.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

3.    Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, Avive® Soft Tissue Membrane, AcroVal® Neurosensory and Motor Testing System, AxoTouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	December 31,
	2018	2017

Finished goods	$6,151,713	$5,489,360
Work in process	464,392	470,187
Raw materials	1,436,825	1,356,395
Inventories	$8,052,930	$7,315,942

Inventories are net of write down of approximately $843,000 and $812,000 at March 31, 2018 and December 31, 2017, respectively.

4.    Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2018	2017

Furniture and equipment	$1,708,519	$1,934,669
Leasehold improvements	1,127,430	711,319
Processing equipment	2,010,061	1,839,800
Less: accumulated depreciation and amortization	(2,468,687)	(2,288,749)
Property and equipment, net	$2,377,323	$2,197,039

Depreciation expense for the three months ended March 31, 2018 and 2017 was $180,000 and $108,000, respectively.

5.    Intangible Assets

The Company’s intangible assets consist of the following:

	March 31,	December 31,
	2018	2017

License agreements	$1,007,566	$1,007,566
Less: accumulated amortization	(547,202)	(485,585)
License agreements, net	$460,364	$521,981

Patents	645,749	459,903
Less: accumulated amortization	(47,767)	(44,892)
Patents, net	$597,982	$415,011
Intangible assets, net	$1,058,346	$936,992

License agreements are being amortized over periods ranging from 17-20 years. Certain patent costs of $22,000 were being amortized over three years. As of March 31, 2018, those patents were fully amortized, and the remaining patents of $624,000 are a combination of pending patent costs, $102,000 of which is being amortized over periods up to 20 years. Amortization expense was approximately $20,000 and $23,000 for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, future amortization of license agreements and patents (i) for the remainder of fiscal year 2018 is $63,000, (ii) for the fiscal years 2019 through 2024 is expected to be $84,000 per year, and (iii) after 2024 an aggregate $76,000.

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

Royalty fees were approximately $355,000 and $238,000 during the three months ended March 31, 2018 and 2017, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017

Accounts payable	$3,297,419	$3,237,962
Accrued expenses	2,124,507	1,770,956
Accrued compensation	3,288,757	3,943,143
Accounts Payable and Accrued Expenses	$8,710,683	$8,952,061

7.    Term Loan Agreements and Long-Term Debt

Term Loan Agreement and Long-Term Debt consist of the following:

	March 31,	December 31,
	2018	2017

Term Loan Agreement with MidCap Financial Trust (“MidCap”) for a total of $21,000,000, net of $493,437 of unamortized deferred financing fees at March 31, 2018, and $554,100 at December 31, 2017. Interest is payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5% which as of March 31, 2018 resulted in a 9.66% rate.	$20,506,563	$20,445,900

Revolving Loan Agreement with MidCap for up to $10,000,000 with borrowings based upon eligible accounts receivable and inventory. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% which as of March 31, 2018 resulted in a 6.16% rate.	3,983,189	4,000,000

Equipment Lease Agreement with Cisco Capital for a total lease amount of $58,875 which has a 36 month term and requires no lease payments for the first three months of the lease and 33 equal payments of principal and interest until the end of the term. Interest on the lease is payable monthly at 3.5% per annum.	35,147	36,930

Equipment Lease Agreement with Raymond Leasing Corporation for a total lease amount of $29,998 which has a 48 month term with equal payments for principal and interest until the end of the term. Interest on the lease is payable monthly at 6.7% per annum.	29,476	29,998

Equipment Lease Agreement with B&B Office Systems for a total lease amount of $31,961 which has a 60 month term with equal payments for principal and interest until the end of the term. Interest on the lease is payable monthly at 8.5% per annum.	31,099	31,961
Total	24,585,474	24,544,789
Less current revolving loan	(3,983,189)	(4,000,000)
Less current maturities of long term debt	(2,841,378)	(735,017)
Long-term portion	$17,760,907	$19,809,772

Credit Facilities

MidCap Term Loan Agreement

On October 25, 2016 (the “Closing Date”), AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%, which, as of March 31, 2018, resulted in an 9.66% rate. In addition to the interest charged on the Term Loan, the Company is also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

The Company has the option at any time to prepay the Term Loan in whole or in part, subject to certain conditions, a prepayment fee, and a 5.0% exit fee as specified in the MC Term Loan Agreement. The prepayment fee is determined by multiplying the amount being prepaid by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter. However, no prepayment fee is due in the event the prepayment is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  As of March 31, 2018, the Term Loan had an outstanding balance of $21.0 million.

MidCap Revolving Loan Agreement

In addition, on October 25, 2016, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (Revolving Loan) (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by the Company based upon an available borrowing base which includes certain accounts receivable and inventory.  The Revolving Loan may be increased to up to $15 million at the Company’s request and with the approval of MidCap. As of March 31, 2018, the Company’s borrowing base under the Revolving Loan provided availability of approximately $7.9 million.  As of March 31, 2018, the Company had borrowed $4.0 million of the Revolving Loan.  The maturity date of the Revolving Loan is May 1, 2021. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances. In addition to the interest charged on the Revolving Loan, the Company is also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan is subject to a minimum balance, such that the Company pays the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan is terminated or permanently reduced prior to the maturity date, MidCap is owed a deferred revolving loan origination fee as specified in the Revolving Loan Agreement.  No deferred revolving loan origination fee is due in the event the Revolving Loan is paid in full or the termination of the revolving credit facility is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.

The MC Term Loan Agreement and the Revolving Loan Agreement each contain covenants that place restrictions on AxoGen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. As of March 31, 2018, the Company was in compliance with the agreements’ covenants.  MidCap, on behalf of the lenders under the agreements, has a first perfected security interest in the assets of the Company to guarantee the payment in full of the agreements. Upon the payment in full to MidCap and the lenders of the Term Loan Agreement and Revolving Loan Agreement, the Company would have no further obligations to MidCap or the lenders under the Term Loan Agreement or the Revolving Loan Agreement.

Interest expense for the three months ended March 31, 2018 was approximately $586,000 compared to $508,000 for the three months ended March 31, 2017.

Annual maturities of the Company’s long-term obligations are as follows:

Year Ending December 31,	Amount
2018 (nine months remaining)	$731,850
2019	8,427,916
2020	8,413,817
2021	3,514,892
2022	7,247
21,095,722
Less unamortized debt issuance costs	(493,437)
TOTAL	$20,602,285

8.    Stock Incentive Plan

The Company maintains the AxoGen 2010 Stock Incentive Plan, as amended and restated (the “AxoGen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, PSUs and restricted stock units  (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  At the 2017 Annual Meeting of Shareholders held on May 24, 2017, the AxoGen Plan was amended to increase the number of shares of common stock authorized for issuance under the AxoGen Plan to 7,700,000 shares.  At the 2017 Annual Meeting of Shareholders, the shareholders approved the adoption of the AxoGen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows for eligible employees to acquire shares of our common stock through payroll deductions at a discount from market value.  The 2017 ESPP authorized a total of 600,000 shares of our common stock to be provided under the 2017 ESPP, with the first offering period having begun January 1, 2018.

The options granted to employees prior to July 1, 2017 typically vest 25% one year after the grant date and 12.5% every six months thereafter for the remaining three-year period until fully vested after four years. The options granted to employees after July 1, 2017 typically vest 50% two years after the grant date and 12.5% every six months thereafter for the remaining two-year period until fully vested after four years.  The options granted to directors and certain options granted from time to time to certain executive officers have vested 25% per quarter over one year or had no vesting period. Options issued to consultants have vesting provisions based on the engagement ranging from no vesting to vesting over the service period ranging from three to four years. Options typically have terms ranging from seven to ten years.

The Company recognized stock-based compensation expense of approximately $1.7 million and $849,000 for the three months ended March 31, 2018 and 2017, respectively, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period.

The Company estimates the fair value of each option award issued under such plans on the date of grant using a Multiple Point Black-Scholes option-pricing model which uses a weighted average of historical volatility and peer company volatility. The Company determines the expected life of each award giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Three months ended March 31,	2018	2017

Expected term (in years)	6.22	6.16
Expected volatility	49.65%	50.72%
Risk free rate	2.39%	2.14%
Expected dividends	—%	—%

The Company granted stock based awards for 53,200 shares of its common stock pursuant to the AxoGen Plan, for the three months ended March 31, 2018.  The weighted average fair value of the awards granted at market during the three months ended March 31, 2018 and 2017 was $14.09 and $5.28 per award, respectively

At March 31, 2018, the total future stock compensation expense related to non-vested awards is expected to be approximately $17.4 million.

9.  Commitments and Contingencies

Operating Leases

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease agreements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.

Estimated future minimum rental payments on the leases are as follows:

Year Ending December 31,	Amount
2018 (nine months remaining)	343,447
2019	364,362
2020	165,116
2021	86,638
TOTAL	$959,563

Total rent expense for the Company’s leased office and lab space for the three months ended March 31, 2018 and 2017 was approximately $115,000 and $110,000, respectively.

Service Agreements

On August 6, 2015, AC entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement is for a five-year term, subject to earlier termination by either party for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or without cause, upon 18 months’ prior notice. Under the CTS Agreement, AC pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of AC’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended March 31, 2018 and 2017, AxoGen paid license fees to CTS of approximately $419,000 and $317,000, respectively, and are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

10.  Retirement Plan

AxoGen 401(k) Plan

The Company adopted the AxoGen 401(k) plan (the “401(k) Plan”) in December 2015 with contributions starting in January 2016. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  Employer contributions to the 401(k) Plan for the three months ending March 31, 2018 and 2017 were approximately $139,000 and $109,000, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. its wholly owned subsidiary AxoGen Corporation (“AC”) and its wholly owned subsidiary AxoGen Europe GmbH.

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

Revenue from the distribution of AxoGen’s nerve repair products, the Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector and Avive®  Soft Tissue Membrane, in the United States is the main contributor to AxoGen’s total reported sales and has been the key component of our growth to date. AxoGen revenues increased in the first quarter of 2018 compared to the same quarter of 2017 primarily as a result of revenue growth through product penetration in active accounts, and to a lesser extent, the development and growth of new accounts.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the AxoGen portfolio and have ordered AxoGen products at least six times in the last 12 months.  The number of active accounts at the end of the first quarter of 2018  was approximately 604, representing an increase of 30% compared to the first quarter of 2017.

As such, revenue growth is primarily due to increased purchases from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.    We have continued to broaden our sales and marketing focus which we expect to have a continuing positive contribution to our revenue growth in the long-term.

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K except for the adoption of the new standard related to revenue recognition, as described in Note 2 to the interim unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues

Revenues for the three months ended March 31, 2018 increased 41% to $17.3 million as compared to $12.2 million for the three months ended March 31, 2017, primarily as a result of unit growth, net changes in pricing and changes in

product mix.   We continued to experience growth in the number of active accounts, as well as product portfolio penetration in those accounts and, to a lesser extent, the establishment of new accounts.

Gross Profit

Gross profit for the three months ended March 31, 2018 increased 41% to $14.5 million as compared to $10.3 million for the three months ended March 31, 2017.  This increase was primarily attributable to the increased revenues. Gross margin decreased slightly to 84.3% for the three months ended March 31, 2018 as compared to 84.4% for the same period in 2017 primarily due to processing yield variances and product mix.

Costs and Expenses

Total costs and expenses increased 44% to $19.5 million for the three months ended March 31, 2018 as compared to $13.5 million for the three months ended March 31, 2017, primarily due to increased sales activity, costs associated with increases in personnel to support our growth  (including non-cash stock compensation of $1.7 million), increases in research and development, which includes product development and clinical trial costs, and increased general expenses associated with our continuing growth.  As a percentage of total revenue, total cost and expenses increased to 113.2% for the three months ended March 31, 2018 as compared to 110.5% for the comparable three months ended March 31, 2017, primarily as a result of the total costs increase outpacing the increase in total revenue.

Sales and marketing expenses increased 45% to $12.5 million for the three months ended March 31, 2018 as compared to $8.6 million for the three months ended March 31, 2017.  This increase was primarily due to increased compensation expenses related to our direct sales force as a result of continued hiring of additional personnel, increased commissions as a result of increased revenue and distribution, and continuing expansion of the Company’s surgeon education program. As a percentage of total revenue, sales and marketing expenses were 72.2% for the three months ended March 31, 2018 as compared to 70.3% for the three months ended March 31, 2017, primarily as a result of the continuing investment to expand our commercial team.

General and administrative expenses increased 43% to $5.0 million for the three months ended March 31, 2018 as compared to $3.5 million for the three months ended March 31, 2017,  primarily as the result of increased compensation (including non-cash stock compensation of $1.0 million), and continuing increased general expenses related to our growth.  As a percentage of total revenues, general and administrative expenses were 29.0% for the three months ended March 31, 2018 as compared to 28.6% for the three months ended March 31, 2017, primarily as a result of the increase in general and administrative expenses outpacing the increase in total revenue.

Research and development expenses increased 46% to $2.1 million for the three months ended March 31, 2018 as compared to $1.4 million for the three months ended March 31, 2017.  Research and development costs include our product and application development and clinical efforts substantially focused on our biologics license application (BLA) for the Avance® Nerve Graft as well as investigator initiated studies and development of new products and product applications. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for the first quarter of 2018 relates to expenditures for such clinical activity and increased compensation from the hiring of additional personnel to support both clinical and new product development activity. Although our products are developed for distribution in their current use, we continue to conduct development efforts focused on new products and new product applications.  From time to time, we  pursue research grants to support research and early product development.  As a percentage of total revenue, research and development expenses for the three months ended March 31, 2018 were 11.9% as compared to 11.5% for the three months ended March 31, 2017, as we continued to invest in our product development pipeline and clinical studies.

Other Income and Expenses

Interest expense increased 15% to $586,000 for the three months ended March 31, 2018 as compared to $508,000 for the three months ended March 31, 2017, due to the higher variable interest rates on our debt facility.

Interest expense – deferred financing costs increased 36% to $61,000 for the three months ended March 31, 2018 as compared to $44,000 for the three months ended March 31, 2017, due to the deferred financing costs associated with the current debt facility being amortized over a shorter term than our previous debt facility.

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended March 31, 2018 and 2017 due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during 2018 or the fiscal years ended 2017,  2016 and 2015.

Liquidity and Capital Resources

Cash Flow Information

As of March 31, 2018, the Company had cash and cash equivalents of $30.6 million, a decrease of $5.9 million from $36.5 million at December 31, 2017.  Cash disbursements in the first three months included $2.5 million for the 2017 all-employee performance bonus and related costs.

The Company had working capital of $36.2 million and a current ratio of 3.32 at March 31, 2018, compared to working capital of $42.0 million and a current ratio of 4.06 at December 31, 2017. The decrease in working capital and the current ratio at March 31, 2018 as compared to December 31, 2017 was due primarily to the use of working capital to fund operations including the payment of the 2017 performance bonus and related costs and was offset by increases in inventory, accounts receivable and prepaid expenses.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

AxoGen’s future capital requirements depend on a number of factors including, without limitation, revenue increases consistent with its business plan, cost of products and acquisition and/or development of new products. AxoGen could face increasing capital needs. Such capital needs could be substantial depending on the extent to which AxoGen is unable to increase revenue.

If AxoGen needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to AxoGen’s shareholders. There is no assurance that AxoGen will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to AxoGen as needed, AxoGen may be required to take certain actions, such as slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the three months ended March 31, 2018 used $5.8 million of cash as compared to using $4.0 million of cash for operating activities for the three months ended March 31, 2017. This increase in cash used for operating activities of approximately $1.8 million was primarily attributable to higher net losses after adjusting for higher non-cash expenses, including stock-based compensation and depreciation in 2018 compared to 2017, coupled with increases in accounts receivable, inventory and prepaid expenses.

Cash used for investing activities

Investing activities for the three months ended March 31, 2018 used $501,000 of cash as compared to using $183,000 of cash for the three months ended March 31, 2017. This increase in cash used for investing activities of $318,000 was principally attributable to ongoing investments for capital equipment and leasehold improvements in our expanded corporate headquarters facility to support the continuing growth of our business.

Cash provided by financing activities

Financing activities for the three months ended March 31, 2018 provided $399,000 of cash as compared to providing $37,000 of cash for the three months ended March 31, 2017. These amounts were primarily attributable to proceeds from the exercise of stock options and warrants.

Credit Facilities

On October 25, 2016 (the “Closing Date”), AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the “MC Term Loan Agreement”) with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which has a maturity date of May 1, 2021 and requires interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest is payable monthly at 8.00% per annum plus the greater of LIBOR or 0.5%, which, as of March 31, 2018, resulted in an 9.66% rate. In addition to the interest charged on the Term Loan, the Company is also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

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

In addition, on October 25, 2016, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (Revolving Loan) (the “Revolving Loan Agreement”) with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount may be drawn down by the Company based upon an available borrowing base which includes certain accounts receivable and inventory.  The Revolving Loan may be increased to up to $15 million at the Company’s request and with the approval of MidCap. As of March 31, 2018, the Company’s borrowing base under the Revolving Loan provided availability of approximately $7.9 million.  As of March 31, 2018, the Company had borrowed $4.0 million of the Revolving Loan.  The maturity date of the Revolving Loan is May 1, 2021. Interest is payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances, which, as of March 31, 2018, resulted in an 6.16% rate. In addition to the interest charged on the Revolving Loan, the Company is also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan is subject to a minimum balance, such that the Company pays the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan is terminated or permanently reduced prior to the maturity date, MidCap is owed a deferred revolving loan origination fee determined by multiplying the agreed total lending amount by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter.  No deferred revolving loan origination fee is due in the event the Revolving Loan is paid in full or the termination of the revolving credit facility is a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  Termination of the Revolving Loan may occur, at the option of MidCap and certain of the lenders, upon an event of default which includes, but is not limited to: (i)

default in payment of the Term Loan; (ii) a change of control of the Company; (iii) sale of the majority of the Company's assets; or (iv) a material adverse change to the Company.

Under the MidCap agreements, the Company must maintain certain covenants including, but not limited to, limiting new indebtedness, restrictions on the payment of dividends and maintaining certain levels of revenue. As of March 31, 2018, the Company was in compliance with the agreements’ covenants.  MidCap, on behalf of the lenders under the Revolving Loan Agreement, has a first perfected security interest in the assets of the Company to guarantee the payment in full of the MC Term Loan and Revolving Loan. Upon the payment in full to MidCap and the lenders of the MC Term Loan and Revolving Loan, the Company would have no further obligations to MidCap or the lenders under the MC Term Loan or the Revolving Loan or the Revolving Loan Agreement.

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

Material Commitments

The Company had no material commitments for capital expenditures at March 31, 2018.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations with regard to our contractual obligations as of March 31, 2018, and the expected timing of maturities of those contractual obligations.  This table should be read in conjunction with the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$21,000,000	$700,000	$16,800,000	$3,500,000	$-
Operating leases	959,563	343,447	529,478	86,638	-
Capital lease minimum lease payments	95,722	31,850	41,733	22,139	-
	$21,970,794	$1,172,917	$17,189,099	$3,608,778	$-

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

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on long term and revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2018, our long-term debt was approximately $21.0 million with an interest rate of 8.0% per annum plus the greater of LIBOR or 0.5% and our revolving loan was $4.0 million with an interest rate of 4.5% per annum plus the greater of LIBOR or 0.5% We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2018. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro has little to no effect on our financial results. International business transactions are currently invoiced in U.S. dollars.  As a result, the Company has minimal exposure related to exchange rate fluctuations.

In the United States, we sell our products directly to hospitals and clinics in the local currency. Revenue is recognized as disclosed in Note 2 - Summary of Significant Accounting Policies - Revenue Recognition in our Notes to the Unaudited Condensed Consolidated Financial Statements.

In all international markets, we distribute our products and services to independent distributors who, in turn, distribute and market to medical clinics. The revenue from the distribution of our products in these countries through independent distributors are denominated in United States dollars.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we implemented changes in our internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standard related to revenue recognition on our financial statements which was adopted on January 1, 2018.

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

AxoGen and its subsidiaries are not a party to any material litigation as of March 31, 2018.

ITEM 1A - RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the SEC, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s 2017 annual report on Form 10-K.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.  There have been no material changes to these risk factors since the filing of the Company’s 2017 annual report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1	Current Premises Election Notice dated as of April 10, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 13, 2018).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Management contract or compensatory plan or arrangement.

†     Filed herewith.

††   Furnished herewith.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Current Premises Election Notice dated as of April 10, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 13, 2018).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Management contract or compensatory plan or arrangement.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: April 30, 2018	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2018	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)