Form 10-Q
period 2018-06-30
AxoGen, Inc.
filed 2018-08-01
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________

Commission file number:  001-36046

AxoGen, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1301878
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13631 Progress Blvd., Suite 400, Alachua, FL	32615
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 30, 2018, the registrant had 38,323,046 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, AxoGen, Inc. (including AxoGen, Inc.’s wholly owned subsidiaries, AxoGen Corporation, AxoGen Processing Corporation and AxoGen Europe GmbH, the “Company”, “AxoGen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will", variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our growth, our 2018 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our visibility at and sponsorship of conferences and educational events. The forward-looking statements are subject to risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A of this Form 10-Q. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and the Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

AxoGen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$133,562,319	$36,506,624
Accounts receivable, net of allowance for doubtful accounts of $404,000 and $461,000, respectively	12,358,984	11,064,720
Inventory	9,682,119	7,315,942
Prepaid expenses and other	1,307,028	853,381
Total current assets	156,910,450	55,740,667
Property and equipment, net	2,475,763	2,197,039
Intangible assets	1,157,521	936,992
Total assets	$160,543,734	$58,874,698

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving loan agreement	$—	$4,000,000
Accounts payable and accrued expenses	9,790,987	8,952,061
Current maturities of long term obligations	39,028	735,017
Contract liabilities, current	27,338	31,668
Total current liabilities	9,857,353	13,718,746

Long Term Obligations, net of current maturities and deferred financing fees	45,240	19,809,772
Other long-term liabilities	82,506	95,514
Contract liabilities	55,340	68,631
Total liabilities	10,040,439	33,692,663
Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 38,310,884 and 34,350,329 shares issued and outstanding	383,109	343,503
Additional paid-in capital	291,515,330	153,167,817
Accumulated deficit	(141,395,144)	(128,329,285)
Total shareholders’ equity	150,503,295	25,182,035
Total liabilities and shareholders’ equity	$160,543,734	$58,874,698

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$20,584,498	$15,168,064	$37,844,357	$27,409,137
Cost of goods sold	3,106,215	2,277,201	5,818,595	4,192,849
Gross profit	17,478,283	12,890,863	32,025,762	23,216,288
Costs and expenses:
Sales and marketing	14,025,909	9,438,288	26,495,260	18,048,770
Research and development	2,601,237	1,521,123	4,659,679	2,932,259
General and administrative	5,668,764	3,377,105	10,680,491	6,881,144
Total costs and expenses	22,295,910	14,336,516	41,835,430	27,862,173
Loss from operations	(4,817,627)	(1,445,653)	(9,809,668)	(4,645,885)
Other income (expense):
Interest income	156,411	—	156,550	—
Interest expense	(544,207)	(554,384)	(1,129,825)	(1,061,933)
Interest expense — deferred financing costs	(20,666)	(46,110)	(81,329)	(90,601)
Loss on extinguishment of debt	(2,186,114)	—	(2,186,114)	—
Other expense	(15,237)	(14,032)	(15,472)	(23,785)
Total other expense	(2,609,813)	(614,526)	(3,256,190)	(1,176,319)
Net Loss	$(7,427,440)	$(2,060,179)	$(13,065,858)	$(5,822,204)
Weighted average common shares outstanding — basic and diluted	36,677,074	33,124,139	35,605,054	33,075,555
Loss per common share — basic and diluted	$(0.20)	$(0.06)	$(0.37)	$(0.18)

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,065,858)	$(5,822,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	374,954	217,876
Amortization of intangible assets	39,715	41,706
Amortization of deferred financing costs	81,329	90,601
Loss on extinguishment of debt	2,186,114	—
Provision for bad debt	130,013	99,834
Provision for inventory write down	582,034	680,851
Share-based compensation	3,769,756	1,572,966
Change in assets and liabilities:
Accounts receivable	(1,424,277)	(1,470,098)
Inventory	(2,948,211)	(1,526,108)
Prepaid expenses and other	(453,647)	(73,286)
Accounts payable and accrued expenses	838,926	55,666
Contract and other liabilities	(30,629)	104,657
Net cash used in operating activities	(9,919,781)	(6,027,539)

Cash flows from investing activities:
Purchase of property and equipment	(653,678)	(366,886)
Acquisition of intangible assets	(260,244)	(153,321)
Net cash used for investing activities	(913,922)	(520,207)

Cash flows from financing activities:
Proceeds from issuance of common stock	132,963,000	—
Cash paid for equity offering	(256,770)	—
Borrowing on revolving loan	26,253,043	26,119,539
Payments on revolving loan and prepayment penalties	(30,488,886)	(26,314,797)
Repayments of long-term debt and prepayment penalties	(22,492,122)	(8,572)
Debt issuance costs	—	(29,472)
Proceeds from exercise of stock options and warrants	1,911,133	636,843
Net cash provided by financing activities	107,889,398	403,541

Net increase (decrease) in cash and cash equivalents	97,055,695	(6,144,205)
Cash and cash equivalents, beginning of year	36,506,624	30,014,405
Cash and cash equivalents, end of period	$133,562,319	$23,870,200

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,327,884	$1,058,599

See notes to condensed consolidated financial statements.

AxoGen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unless the context otherwise requires, all references in these Notes to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc. its wholly owned subsidiaries AxoGen Corporation (“AC”), AxoGen Processing Corporation, which was established in July 2018,  and AxoGen Europe GmbH.

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2018 and December 31, 2017 and for the three and six-month periods ended June 30, 2018 and 2017.  The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts in the interim condensed consolidated financial statements have been reclassed to match the current year’s presentation.

2.    Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers, utilizing the modified retrospective method applied to contracts that were not completed.  The adoption of the standard did not have a material impact on the timing and amounts of our revenue, processes or internal controls.  Upon adoption, we did not have any material remaining performance obligations, significant judgements, or material costs to obtain or fulfill contracts with our customers.

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

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in the cost of goods sold.

The Company operates in a single reportable segment of peripheral nerve repair, offers similar products to its customers, and enters into consistently structured arrangements with similar types of customers. As such, the Company does not disaggregate revenue from contracts with customers as the nature, amount, timing and uncertainty of revenue and cash flows  does not materially differ within and among the contracts with customers.

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

In connection with our AcroVal® Neurosensory and Motor Testing System, we sell extended warranty and service packages to some of our customers who purchase this  evaluation and measurement tool, and the prepayment of these extended warranties represent contract liabilities until the performance obligations are satisfied ratably over the term of the contract. The sale of the aforementioned extended warranty represents the only performance obligation the Company satisfies over time and creates the contract liability disclosed below.  The opening and closing balances of our contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2018	$11,064,720	$31,668	$68,631
Closing, June 30, 2018	12,358,984	27,338	55,340
Increase/(decrease)	1,294,264	(4,330)	(13,291)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Loss Per Share of Common Stock

Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,099,616 and 1,984,599 stock options and restricted stock shares as of June 30, 2018 and 2017 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

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

In June 2018, the FASB issued ASU 2018-07, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  As result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.  This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard will have a material impact on our consolidated financial statements.

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

3.    Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector, Avive® Soft Tissue Membrane, AcroVal® Neurosensory and Motor Testing System, AxoTouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	June 30,	December 31,
	2018	2017

Finished goods	$7,173,516	$5,489,360
Work in process	381,840	470,187
Raw materials	2,126,763	1,356,395
Inventories	$9,682,119	$7,315,942

For the three months ended June 30, 2018 and 2017, the Company had inventory write-downs of $326,000 and $370,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company had inventory write-downs of $582,000 and $681,000, respectively, relating primarily to product obsolescence.

4.    Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2018	2017

Furniture and equipment	$1,793,136	$1,934,669
Leasehold improvements	1,127,430	711,319
Processing equipment	2,218,901	1,839,800
Less: accumulated depreciation and amortization	(2,663,704)	(2,288,749)
Property and equipment, net	$2,475,763	$2,197,039

Depreciation expense for the three months ended June 30, 2018 and 2017 was $195,000 and $110,000, respectively, and for the six months ended June 30, 2018 and 2017 was $375,000 and $218,000, respectively.

5.    Intangible Assets

The Company’s intangible assets consist of the following:

	June 30,	December 31,
	2018	2017

License agreements	$1,010,065	$1,007,566
Less: accumulated amortization	(519,036)	(485,585)
License agreements, net	$491,029	$521,981

Patents	717,649	459,903
Less: accumulated amortization	(51,157)	(44,892)
Patents, net	$666,492	$415,011
Intangible assets, net	$1,157,521	$936,992

License agreements are being amortized over periods ranging from 17-20 years. Certain patent costs of $22,000 were being amortized over three years. As of June 30, 2018, those patents were fully amortized, and the remaining patents of $711,000 are a combination of pending patent costs, $115,000 of which is being amortized over periods up to 20 years. Amortization expense was approximately $20,000 and $19,000 for the three months ended June 30, 2018 and 2017, respectively, and $40,000 and $42,000 for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, future amortization of license agreements and patents (i) for the remainder of fiscal year 2018 is $47,000, (ii) for the fiscal years 2019 through 2024 is expected to be $81,000 per year, and (iii) after 2024 an aggregate $59,000.

License Agreements

The Company has entered into multiple license agreements (together, the “License Agreements”) with the University of Florida Research Foundation and the University of Texas at Austin. Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days’ prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

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

Royalty fees were approximately $399,000 and $303,000 during the three months ended June 30, 2018 and 2017, respectively, and approximately $754,000 and $541,000 during the six months ended June 30, 2018 and 2017, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017

Accounts payable	$4,160,891	$3,237,962
Accrued expenses	1,806,902	1,770,956
Accrued compensation	3,823,194	3,943,143
Accounts Payable and Accrued Expenses	$9,790,987	$8,952,061

7.    Term Loan Agreements and Long-Term Debt

Term Loan Agreement and Long-Term Debt consist of the following:

	June 30,	December 31,
	2018	2017

Term Loan Agreement with MidCap Financial Trust (“MidCap”) for a total of $21,000,000, net of $554,100 unamortized deferred financing fees at December 31, 2017. Interest was payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. As of June 30, 2018, the Term Loan was paid in full.	$—	$20,445,900

Revolving Loan Agreement with MidCap for up to $10,000,000 with borrowings based upon eligible accounts receivable and inventory. Interest was payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5%. As of June 30, 2018, the Revolving Loan was paid in full.	—	4,000,000

Equipment Lease Agreement with Cisco Capital for a total lease amount of $58,875 which has a 36 month term and requires no lease payments for the first three months of the lease and 33 equal payments of principal and interest until the end of the term. Interest on the lease is payable monthly at 3.5% per annum.	27,948	36,930

Equipment Lease Agreement with Raymond Leasing Corporation for a total lease amount of $29,998 which has a 48 month term with equal payments for principal and interest until the end of the term. Interest on the lease is payable monthly at 6.7% per annum.	27,880	29,998

Equipment Lease Agreement with B&B Office Systems for a total lease amount of $31,961 which has a 60 month term with equal payments for principal and interest until the end of the term. Interest on the lease is payable monthly at 8.5% per annum.	28,440	31,961
Total	84,268	24,544,789
Less current revolving loan	—	(4,000,000)
Less current maturities of long term debt	(39,028)	(735,017)
Long-term portion	$45,240	$19,809,772

Credit Facilities

MidCap Term Loan Agreement

On October 25, 2016 (the “Closing Date”), AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which had a maturity date of May 1, 2021 and required interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest was payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. In addition to the interest charged on the Term Loan, the Company was also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

The Company had the option at any time to prepay the Term Loan in whole or in part, subject to certain conditions, a prepayment fee and a 5.0% exit fee as specified in the MC Term Loan Agreement. The prepayment fee was determined by multiplying the amount being prepaid by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter.

However, no prepayment fee would be due in the event the prepayment was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  On May 22, 2018, the Company paid $22.5 million to prepay the Term Loan in full, which included exit and pre-payment fees of 5% and 2%, respectively, of the outstanding balance for a total of $1.5 million.    Included in the loss on extinguishment is the unamortized deferred financing costs associated with the Term Loan of $473,000.

MidCap Revolving Loan Agreement

In addition, on October 25, 2016, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (Revolving Loan) (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10 million under a revolving credit facility (the "Revolving Loan") which amount could be drawn down by the Company based upon an available borrowing base which included certain accounts receivable and inventory.  The Revolving Loan could be increased to up to $15 million at the Company’s request and with the approval of MidCap.  The maturity date of the Revolving Loan was May 1, 2021. Interest was payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances. In addition to the interest charged on the Revolving Loan, the Company was also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan was subject to a minimum balance, such that the Company paid the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan was terminated or permanently reduced prior to the maturity date, MidCap was owed a deferred revolving loan origination fee as specified in the Revolving Loan Agreement.  No deferred revolving loan origination fee would be due in the event the Revolving Loan was paid in full or the termination of the revolving credit facility was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.

The MC Term Loan Agreement and the Revolving Loan Agreement each contained covenants that placed restrictions on AxoGen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. MidCap, on behalf of the lenders under the agreements, had a first perfected security interest in the assets of the Company to guarantee the payment in full of the agreements. On May 22, 2018, the Company paid $3.0 million to prepay the Revolving Loan in full, which included pre-payment fees of $236,000.

Interest expense for the three months ended June 30, 2018 and 2017 was approximately $544,000 and $554,000, respectively, and for the six months ended June 30, 2018 and 2017, was approximately $1.1 million and $1.1 million, respectively.

Annual maturities of the Company’s long-term obligations are as follows:

Year Ending December 31,	Amount
2018 (six months remaining)	$20,396
2019	27,916
2020	13,817
2021	14,892
2022	7,247
TOTAL	$84,268

8.    Stock Incentive Plan

The Company maintains the AxoGen 2010 Stock Incentive Plan, as amended and restated (the “AxoGen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (“PSUs”) and restricted stock units  (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  At the 2017 Annual Meeting of Shareholders held on May 24, 2017, the AxoGen Plan was amended to increase the number of shares of common stock authorized for issuance under the AxoGen Plan to 7,700,000 shares.  As of June 30, 2018, 1,386,981 shares of common stock were available for issuance under the AxoGen Plan.

At the 2017 Annual Meeting of Shareholders, the shareholders approved the adoption of the AxoGen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows for eligible employees to acquire shares of our common stock through payroll deductions at a discount from market value.  The 2017 ESPP authorized a total of 600,000 shares of our common stock to be provided under the plan.  As of June 30, 2018, 574,816 shares of common stock were available for issuance under the 2017 ESPP.

The options granted to employees prior to July 1, 2017 typically vest 25% one year after the grant date and 12.5% every six months thereafter for the remaining three-year period until fully vested after four years. The options granted to employees after July 1, 2017 typically vest 50% two years after the grant date and 12.5% every six months thereafter for the remaining two-year period until fully vested after four years.  The options granted to directors and certain options granted from time to time to certain executive officers have vested ratably over two years, 25% per quarter over one year or had no vesting period. Options issued to consultants have vesting provisions based on the engagement ranging from no vesting to vesting over the service period ranging from three to four years. Options typically have terms ranging from seven to ten years.

The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, of approximately $2.0 million and $724,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $3.8 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.

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

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Six months ended June 30,	2018	2017

Expected term (in years)	6.22	6.16
Expected volatility	49.74%	50.76%
Risk free rate	2.55%	2.08%
Expected dividends	—%	—%

The Company granted stock based awards for 167,170 shares of its common stock pursuant to the AxoGen Plan during the six months ended June 30, 2018.  The weighted average fair value of the awards granted at market during the six months ended June 30, 2018 and 2017 was $24.45 and $11.41 per award, respectively

At June 30, 2018, the total future stock compensation expense related to non-vested awards is expected to be approximately $17.7 million.

9.  Public Offering of Common Stock

On May 8, 2018, the Company entered into an underwriting agreement with Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell 3,000,000 shares of the Company’s common stock in an underwritten registered public offering at an offering price of $41.00 per share (the “2018 Offering”).  The Company granted the Underwriters a 30-day option to purchase up to an aggregate of 450,000 additional shares of common stock, at the public offering price, less the underwriting discounts and commissions, which was exercised in full on May 9, 2018.

The 2018 Offering closed on May 11, 2018, and the Company received proceeds of approximately $133.0 million, and net proceeds of approximately $132.7 million, after deducting expenses, from the sale of the shares  (including the sale of 450,000 additional Shares issued upon exercise of the Underwriters’ overallotment option), after deducting the underwriting discounts and commissions and estimated offering expenses.  The Company intends to use the net proceeds from the 2018 Offering for long term facility and capacity expansion and general corporate purposes.  The Company’s management will retain broad discretion over the allocation of the net proceeds.

10.  Commitments and Contingencies

Operating Leases

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease agreements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.

Estimated future minimum rental payments on the leases are as follows:

Year Ending December 31,	Amount
2018 (six months remaining)	237,057
2019	364,362
2020	165,116
2021	86,638
TOTAL	$853,173

Total rent expense for the Company’s leased office and lab space for the three months ended June 30, 2018 and 2017 was approximately $109,000 and $140,000, respectively, and for the six months ended June 30, 2018 and 2017 was approximately $224,000 and $250,000, respectively.

Service Agreements

On August 6, 2015, AC entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement is for a five-year term, subject to earlier termination by either party for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or without cause, upon 18 months’ prior notice. Under the CTS Agreement, AC pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of AC’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended June 30, 2018 and 2017, AxoGen paid license fees to CTS of approximately $454,000 and $354,000, respectively,  and during the six months ended June 30, 2018 and 2017, approximately $873,000 and $671,000, respectively, and are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

Processor

AxoGen is highly dependent on the continued availability of its processing facilities at CTS and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.  In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to AxoGen’s business reputation and financial results. The CTS agreement is for a five-year term, subject to earlier termination by either party at any time for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or without cause, upon 18 months’ prior notice. Although AxoGen believes it can find and make operational a new leased facility in less than six months, the regulatory process for approval of facilities is time-consuming and unpredictable. AxoGen’s ability to rebuild or find acceptable lease facilities could take a considerable amount of time and expense and could cause a significant disruption in service to its customers. The Property that AxoGen has purchased (see note 12, Subsequent Event) is expected to be operational by the third quarter of 2020, which the Company believes would meet its needs in the event of CTS lease termination, but, depending on timing, may not provide required processing space if the CTS facility was unavailable in the next 18 months.    Although AxoGen has business interruption insurance which would, in instances other than lease termination, cover certain costs, it may not cover all costs nor help to regain AxoGen’s standing in the market.

11.  Retirement Plan

AxoGen 401(k) Plan

The Company adopted the AxoGen 401(k) plan (the “401(k) Plan”) in December 2015 with contributions starting in January 2016. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  Employer contributions to the 401(k) Plan for the three months ending June 30, 2018 and 2017 were approximately $171,000 and $97,000, respectively, and for the six months ending June 30, 2018 and 2017 were approximately $310,000 and $206,000, respectively.

12.  Subsequent Event

In June 2018, AxoGen Corporation (“AC”), a wholly owned subsidiary of the Company entered into an Agreement for Purchase and Sale of Real Property (the “Purchase Agreement”) with ARC CRVANOH001, LLC, a Delaware limited liability company (“ARC”), setting forth the terms and conditions of a potential acquisition by AC of certain real property located in Vandalia, Ohio (the “Property”).  AC transferred it rights under the Purchase Agreement to the Company’s wholly owned subsidiary AxoGen Processing Corporation and on July 31, 2018, AxoGen Processing Corporation completed the purchase of the Property pursuant to the terms of the Purchase Agreement.

The Property, which is located near the Company’s current leased processing facility for Avance® Nerve Graft and Avive® Soft Tissue Membrane, is comprised of a 70,000 square foot building on approximately 8.6 acres of land.  It is expected that renovations will be completed within 24 months of the closing to provide a new processing facility that can be included in the Company’s biologics license application (“BLA”) for the Avance® Nerve Graft.  The capacity of the Property once operational, along with the ability for expansion, is expected to provide processing capabilities that will meet the Company’s intended sales growth.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “AxoGen,” “the Company,” “we,” “us” and “our” refer to AxoGen, Inc., and its wholly owned subsidiaries AxoGen Corporation (“AC”), AxoGen Processing Corporation,  and AxoGen Europe GmbH.

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

Revenue from the distribution of AxoGen’s nerve repair products, the Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard® Nerve Protector and Avive®  Soft Tissue Membrane, in the United States is the main contributor to AxoGen’s total reported sales and has been the key component of our growth to date. AxoGen revenues increased in the first six months of 2018 compared to the same period of 2017 primarily as a result of revenue growth through continuing product penetration in active accounts, and to a lesser extent, the development and growth of new accounts.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the AxoGen portfolio and have ordered AxoGen products at least six times in the last 12 months.  The number of active accounts at the end of the second quarter of 2018  was approximately 634, representing an increase of 24% compared to the second quarter of 2017.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenues

Revenues for the three months ended June 30, 2018 increased 35.7% to $20.6 million as compared to $15.2 million for the three months ended June 30, 2017.  This increase was primarily the result of unit revenue growth in active accounts and, to a lesser extent, the establishment of new accounts, as well as a product price increase implemented in March 2018.

Gross Profit

Gross profit for the three months ended June 30, 2018 increased 35.6% to $17.5 million as compared to $12.9 million for the three months ended June 30, 2017.  This increase was primarily attributable to the increased revenues. Gross margin was relatively unchanged at 84.9% for the three months ended June 30, 2018 as compared to 85.0% for the same period in 2017.

Costs and Expenses

Total costs and expenses increased 55.5% to $22.3 million for the three months ended June 30, 2017 as compared to $14.3 million for the three months ended June 30, 2017, primarily due to increased sales activity, costs associated with increases in personnel to support our growth (including non-cash stock compensation of $2.0 million), increases in research and development, which includes product development and clinical trial costs, and increased general expenses associated with our continuing growth.  As a percentage of total revenues, total cost and expenses increased to 108.3% for the three months ended June 30, 2018 as compared to 94.5% for the three months ended June 30, 2017, primarily as a result of the total costs increase outpacing the increase in total revenues.

Sales and marketing expenses increased 48.6% to $14.0 million for the three months ended June 30, 2018 as compared to $9.4 million for the three months ended June 30, 2017.  This increase was primarily due to increased compensation expenses related to our direct sales force as a result of continued hiring of additional personnel, increased commissions as a result of increased revenue and distribution, and continuing expansion of the Company’s surgeon education program.    As a percentage of total revenues, sales and marketing expenses were 68.1% for the three months ended June 30, 2018 as compared to 62.2% for the three months ended June 30, 2017, primarily as a result of the continuing investment to expand our commercial team.

General and administrative expenses increased 67.9% to $5.7 million for the three months ended June 30, 2018 as compared to $3.4 million for the three months ended June 30, 2017, primarily as the result of increased compensation (including non-cash stock compensation of $1.1 million), and continuing increased general expenses related to our growth.  As a percentage of total revenues, general and administrative expenses were 27.5% for the three months ended June 30, 2018 as compared to 22.3% for the three months ended June 30, 2017, primarily as a result of the increase in general and administrative expenses outpacing the increase in total revenues.

Research and development expenses increased 71.0% to $2.6 million for the three months ended June 30, 2018 as compared to $1.5 million for the three months ended June 30, 2017.  Research and development costs include our product and application development and clinical efforts substantially focused on our biologics license application (BLA) for the Avance® Nerve Graft as well as investigator initiated studies and development of new products and product applications. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for the second quarter of 2018 relates to expenditures for such clinical activity and increased compensation from the hiring of additional personnel to support both clinical and new product development activity. Although our products are developed for distribution in their current use, we continue to conduct development efforts focused on new products and new product applications.  From time to time, we pursue research grants to support research and early product development.  As a percentage of total revenues, research and development expenses for the three months ended June 30, 2018 were 12.6% as compared to 10.0% for the three months ended June 30, 2017, as we continued to invest in our product development pipeline and clinical studies.

Other Income and Expenses

For the three months ended June 30, 2018, we recognized $156,000 of interest income from our asset management account and our cash investment sweep account, both opened during the second quarter of 2018.  Interest expense decreased 1.8% to $544,000 for the three months ended June 30, 2018 as compared to $554,000 for the three months ended June 30, 2017.  As a result of the prepayment in full of the Term Loan and Revolving Loan with MidCap during the second quarter of 2018, we incurred a loss on the extinguishment of the debt of $2.2 million for exit, prepayment fees and the amortization of the remaining balance of the deferred financing costs.  Interest expense – deferred financing costs decreased 55.2% to $21,000 for the three months ended June 30, 2018 as compared to $46,000 for the three months ended June 30, 2017, as a result of prepaying the Term Loan and Revolving Loan with MidCap in full during the second quarter of 2018.

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended June 30, 2018 and 2017, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Six Months Ended June 30, 2018 and 2017:

Revenues

Revenues for the six months ended June 30, 2018 increased 38.1% to $37.8 million as compared to $27.4 million for the six months ended June 30, 2017.  This increase was primarily the result of revenue growth in active accounts and, to a lesser extent, the establishment and growth of new accounts and a product price increase implemented in March 2018.

Gross Profit

Gross profit for the six months ended June 30, 2017 increased 37.9% to $32.0  million as compared to $23.2 million for the six months ended June 30, 2017, primarily as a result of the increased revenues. Gross margin was relatively unchanged at 84.6% for the six months ended June 30, 2018 as compared to 84.7% for the same period in 2017.

Costs and Expenses

Total cost and expenses increased 50.2% to $41.8 million for the six months ended June 30, 2018 as compared to $27.9 million for the six months ended June 30, 2017. These increases were due primarily to increased sales activity, expansion of our commercial team and surgeon education programs, increases in compensation (including non-cash stock compensation of $3.8 million) and increased general expenses associated with our growth.  As a percentage of revenue, total cost and expenses increased to 110.5% for the six months ended June 30, 2018 as compared to 101.7% for the six months ended June 30, 2017. Growth in expenses outpaced our revenue growth as we continued to invest in capability development across the organization, including our commercial organization, product development and clinical activities, and administrative expenses in support of growth.

Sales and marketing expenses increased 46.8% to $26.5 million for the six months ended June 30, 2018 as compared to $18.0 million for the six months ended June 30, 2017. This increase was primarily due to increased compensation expenses related to our direct sales force as a result of increased sales and hiring of additional personnel, the expansion of the Company’s surgeon education program, and increased marketing and market development activity.  As a percentage of revenues, sales and marketing expenses were 70.0% for the six months ended June 30, 2018 as compared to 65.8% for the six months ended June 30, 2017, primarily as a result of expenses outpacing increases in our sales revenues.

General and administrative expenses increased 55.2% to $10.7 million for the six months ended June 30, 2018 as compared to $6.9 million for the six months ended June 30, 2017. The increase was primarily the result of increased compensation (including non-cash stock compensation of $2.1 million), professional fees and increased general expenses related to our growth.  As a percentage of revenues, general and administrative expenses were 28.2% for the six months ended June 30, 2018 as compared to 25.1% for the six months ended June 30, 2017, as growth in expenses continued to outpace our revenue growth as we expand our infrastructure to support our organizational growth.

Research and development costs increased 58.9% to $4.7 million for the six months ended June 30, 2018 as compared to $2.9 million for the six months ended June 30, 2017.  Research and development costs include our product and application development and clinical efforts substantially focused on our BLA for the Avance® Nerve Graft as well as investigator initiated studies and development of new products and product applications. This activity varies from quarter to quarter due to the timing of certain projects.  The increase in expenses for the first six months of 2018 relates to expenditures for such clinical activity and increased compensation from the hiring of additional personnel to support both clinical and new product development activity. Although our products are developed for distribution in their current use, we continue to conduct development efforts focused on new products and new product applications.  From time to time, we pursue research grants to support research and early product development.  As a percentage of revenues, research and development expenses for the six months ended June 30, 2018 were 12.3% as compared to 10.7% for the six months ended June 30, 2017, as we continue to invest in new product development and expanding our clinical activities.

Other Income and Expenses

For the six months ended June 30, 2018, we recognized $157,000 of interest income from our asset management account and our cash investment sweep account, both opened during the second quarter of 2018.  Interest expense increased 6.4% to $1.13 million for the six months ended June 30, 2018 as compared to $1.06 million for the six months ended June 30, 2017, as a result of the increases in interest rates related to the Term Loan and Revolving Loan with Midcap prior to the prepayment in full during the second quarter of 2018.    Interest expense – deferred financing costs decreased 10.2% to approximately $81,000 for the six months ended June 30, 2018 as compared to approximately $91,000 for the six months ended June 30, 2017, as a result of prepaying the Term Loan and Revolving Loan with MidCap in full during the second quarter of 2018.  We incurred a loss on the extinguishment of the debt of $2.2 million for exit, prepayment fees and the amortization of the remaining balance of the deferred financing costs.

Income Taxes

We had no income tax expenses or income tax benefit for each of the six months ended June 30, 2018 and 2017, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during 2018 or the fiscal years ended 2017, 2016 and 2015.

Liquidity and Capital Resources

Cash Flow Information

As of June 30, 2018, the Company had cash and cash equivalents of $133.6 million, an increase of $97.1 million from $36.5 million at December 31, 2017, primarily as a result of the proceeds, net of expenses, of $132.7 million from the public offering of common stock completed in May 2018.  Cash disbursements in the first six months included $2.5 million for the 2017 all-employee performance bonus and related costs, as well as $25.5 million for the prepayment in full of the Term Loan and Revolving Loan with MidCap.

The Company had working capital of $147.1 million and a current ratio of 15.92 at June 30, 2018, compared to working capital of $42.0 million and a current ratio of 4.06 at December 31, 2017. The increase in working capital and the current ratio at June 30, 2018 as compared to December 31, 2017 was due primarily to the proceeds from the public offering, offset by use of working capital to fund operations including the payment of the 2017 performance bonus and related costs and the prepayment of the Term Loan and Revolving Loan with MidCap.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

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

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the six months ended June 30, 2018 used $9.9 million of cash as compared to using $6.0 million of cash for operating activities for the six months ended June 30, 2017. This increase in cash used for operating activities of approximately $3.9 million was primarily attributable to higher net losses after adjusting for higher non-cash expenses, including stock-based compensation and depreciation in 2018 compared to 2017, coupled with the loss on extinguishment of our debt and increases in accounts receivable, inventory and prepaid expenses.

Cash used for investing activities

Investing activities for the six months ended June 30, 2018 used $914,000 of cash as compared to using $520,000 of cash for the six months ended June 30, 2017. This increase in cash used for investing activities of $394,000 was principally attributable to ongoing investments for capital equipment and leasehold improvements in our expanded corporate headquarters facility to support the continuing growth of our business.

Cash provided by financing activities

Financing activities for the six months ended June 30, 2018 provided $107.9 million of cash as compared to providing $404,000 of cash for the six months ended June 30, 2017. The increase of $107.5 million in cash provided by financing activities was primarily the result of the net proceeds of $132.7 million from the public stock offering, offset by the $26.7 million of payments on the Company’s debt, including the prepayment of the Term Loan and Revolving Loan with MidCap and related fees.

Credit Facilities

On October 25, 2016 (the “Closing Date”), AxoGen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21 million (the "Term Loan") which had a maturity date of May 1, 2021 and required interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest was payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. In addition to the interest charged on the Term Loan, the Company was also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

The Company had the option at any time to prepay the Term Loan in whole or in part, subject to certain conditions, a prepayment fee, and a 5.0% exit fee as specified in the MC Term Loan Agreement. The prepayment fee was determined by multiplying the amount being prepaid by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter. However, no prepayment fee would be due in the event the prepayment was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  On May 22, 2018, the Company paid $22.5 million to prepay the Term Loan in full, which included exit and pre-payment fees of 5% and 2%, respectively, of the outstanding balance for a total of $1.5 million.  In addition to the prepayment fees, the Company charged to interest expense the unamortized deferred financing costs associated with the Term Loan of $473,000.

In addition, on October 25, 2016, AxoGen and AC, each as borrowers, also entered into a Credit and Security Agreement (Revolving Loan) (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to

$10 million under a revolving credit facility (the "Revolving Loan") which amount could be drawn down by the Company based upon an available borrowing base which included certain accounts receivable and inventory.  The Revolving Loan could be increased to up to $15 million at the Company’s request and with the approval of MidCap.  The maturity date of the Revolving Loan was May 1, 2021. Interest was payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances. In addition to the interest charged on the Revolving Loan, the Company was also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan was subject to a minimum balance, such that the Company paid the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan was terminated or permanently reduced prior to the maturity date, MidCap was owed a deferred revolving loan origination fee as specified in the Revolving Loan Agreement.  No deferred revolving loan origination fee would be due in the event the Revolving Loan was paid in full or the termination of the revolving credit facility was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.

The MC Term Loan Agreement and the Revolving Loan Agreement each contained covenants that placed restrictions on AxoGen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. MidCap, on behalf of the lenders under the agreements, had a first perfected security interest in the assets of the Company to guarantee the payment in full of the agreements. On May 22, 2018, the Company paid $3.0 million to prepay the Revolving Loan in full, which included pre-payment fees of $236,000.

Material Commitments

The Company had no material commitments for capital expenditures at June 30, 2018 other than the real estate acquisition described in Note 12 to the unaudited condensed consolidated financial statements included herein.

Off-Balance Sheet Arrangements

AxoGen does not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations with regard to our contractual obligations as of June 30, 2018, and the expected timing of maturities of those contractual obligations.  This table should be read in conjunction with the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$853,173	$237,057	$529,478	$86,638	$-
Capital lease minimum lease payments	84,268	20,396	41,733	22,139	-
	$937,441	257,453	571,211	108,777	$-

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AxoGen and its subsidiaries are not a party to any material litigation as of June 30, 2018.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 18, 2018).

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2018).

10.1	Current Premises Election Notice dated as of April 10, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 13, 2018).

10.2

Underwriting Agreement by and between the Company, Jefferies LLC and Leerink Partners LLC, as representative of the underwriters named therein, dated May 8, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2018).

10.3

Agreement for Purchase and Sale of Real Property, dated as of June 8, 2018, by and between AxoGen Corporation and ARC CRVANOH001, LLC, a Delaware limited liability company  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 12, 2018).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of AxoGen, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 18, 2018).

3.2	AxoGen, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2018).

10.1	Current Premises Election Notice dated as of April 10, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 13, 2018).

10.2

Underwriting Agreement by and between the Company, Jefferies LLC and Leerink Partners LLC, as representative of the underwriters named therein, dated May 8, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2018).

10.3

Agreement for Purchase and Sale of Real Property, dated as of June 8, 2018, by and between AxoGen Corporation and ARC CRVANOH001, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 12, 2018).

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

AXOGEN, INC.

Dated: August 1, 2018	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2018	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)