Form 10-K
period 2018-12-31
Axogen, Inc.
filed 2019-02-26
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,498,135,561 based upon the last reported sale price of our common stock on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock as of February 22, 2019 was 38,945,029 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the U.S. Securities and Exchange Commission (including this Form 10-K), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company”, “Axogen”, “we”, “our”, or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will", “goals,” variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our assessment of our internal controls over financial reporting, our growth, our 2019 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, and our visibility at and sponsorship of, conferences and educational events. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Form 10-K should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the U.S. Securities and Exchange Commission, including as described in “Risk Factors” included in Item 1A of this Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and,  except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART I

ITEM 1.  BUSINESS

General

Axogen  is the leading company focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair. We are passionate about helping to restore peripheral nerve function and quality of life to patients with physical damage or transection to peripheral nerves by providing innovative, clinically proven and economically effective repair solutions for surgeons and health care providers. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body. Every day, people suffer traumatic injuries or undergo surgical procedures that impact the function of their peripheral nerves. Physical damage to a peripheral nerve, or the inability to properly reconnect peripheral nerves, can result in the loss of muscle or organ function, the loss of sensory feeling, or the initiation of pain.

Axogen's platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance® Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site; Axoguard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves; Axoguard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect damaged peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments; and Avive® Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissue layers and modulate inflammation in the surgical bed. Along with these core surgical products, Axogen also offers Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin, and Acroval® Neurosensory & Motor Testing System, an evaluation and measurement tool to assist health care professionals in detecting changes in sensation, assessing return of sensory, grip, and pinch function, evaluating effective treatment interventions, and providing feedback to patients on peripheral nerve function. The Axogen portfolio of products is available in the United States, Canada, the United Kingdom, and several other European and international countries.

Nerves can be damaged in a number of ways. When a nerve is cut due to a traumatic injury or surgery, functionality of the nerve may be compromised, causing the nerve to no longer carry the signals to and from the brain to the muscles and skin and reducing or eliminating functionality.  Nerve damage or transection of this type generally requires a surgical repair. Traditionally, the standard has been to either suture the nerve ends together directly without tension or to bridge the gap between the nerve ends with a less important nerve surgically removed from elsewhere in the patient’s own body, referred to as nerve autograft. Nerves that are not repaired or heal abnormally can form a complication called a neuroma which may send altered signals to the brain resulting in the sensation of pain. This abnormal section of nerve can, under certain circumstances, be surgically cut out and the resulting gap repaired.  In addition, compression on a nerve, blunt force trauma or other physical irritations to a nerve can cause nerve damage that may alter the signal conduction of the nerve, result in pain, and may in some instances require surgical intervention to address the resulting nerve compression and inflammation.    Finally, when a woman undergoes a mastectomy due to breast cancer or prophylactically due to a genetic predisposition for breast cancer, the nerves are cut to allow the removal of the breast tissue.  This can result in a loss of sensation and the potential risk of a symptomatic neuroma.  When a women chooses an autologous breast reconstruction after a mastectomy, sensation can,    in certain cases, be returned through surgical intervention.

In order to improve the options available for the surgical repair and regeneration of peripheral nerves, Axogen has developed and licensed regenerative medicine technologies. Axogen’s innovative approach to regenerative medicine has resulted in first-in-class products that it believes are redefining the peripheral nerve repair market.    Axogen’s products are used by surgeons during surgical interventions to repair a wide variety of physical nerve damage or transection throughout the body, which can range from a simple laceration of a finger to a complex brachial plexus injury (an injury to the network of nerves that originate in the neck) as well as nerve injuries caused by dental, orthopedic and other surgical procedures. Avance® Nerve Graft provides surgeons an implant with the micro-architecture of a human nerve. This structure is essential and allows for bridging nerve gaps or transections up to 70mm in length. Additionally, Avance® Nerve Graft has product and distribution synergies with Axoguard® Nerve Protector, Axoguard® Nerve Connector and Avive® Soft Tissue Membrane.  Axoguard® products provide the unique features of pliability, suturability, and translucence for visualization of the underlying nerve, while also allowing the extracellular matrix to remodel utilizing the patient’s own cells.  Avive® Soft Tissue Membrane is minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.

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

Peripheral Nerves and Their Regeneration

The peripheral nervous system, or PNS, consists of nerves that either extend outside of, or reside outside of, the central nervous system (primarily the brain and spinal cord).  Peripheral nerves provide the pathway for signals between the central nervous system and target organs, regulating movement (motor nerves) and touch (sensory nerves).  Therefore, if a peripheral nerve is crushed, severed, or otherwise physically damaged, its ability to deliver signals to or from the target organs is eliminated, or significantly reduced, and could result in a loss of sensation and/or motor functionality.  The axon portion of the nerve cell, consisting of cell cytoplasm and resembling a hair-like fiber, carries signals between the cell body and the target organ.  Axons can be quite long, even exceeding one meter, but are only a few micrometers in diameter.  A typical nerve consists of hundreds of axons that lie within long, thin tubes (endoneurial tubes).  Analogous to a wiring cable, these endoneurial tubes are bundled together in groups called fascicles, and each nerve may contain numerous fascicles.  This sheath structure provides protection for the axons and support for regeneration in the event of damage or transection.  Nerve damage or transection occurs when a sufficient number of axons have been crushed or transected (severed), thereby disrupting signals to or from the target motor or sensory organ.

Given the right conditions, peripheral nerves have the ability to regenerate.  Regenerating axons require the proper environmental conditions including structure and guidance of axons in a tension and compression free environment.  In an untreated severe crush injury or transected nerve, errant axons that are not guided by the nerve sheath structure, or other mechanism, can form painful and ineffective nerve proliferation (neuromas).  This condition can require revision surgery to relieve pain or bring back sensory and/or motor functionality. Therefore, the surgical treatment of peripheral nerves due to damage or transection is typically focused on restoring nerve functionality by providing structural guidance to regenerating axons, minimizing the formation of neuromas and protecting the nerve to alleviate compression.

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

Peripheral Nerve Regeneration Market Overview

Peripheral nerve injury (“PNI”) through damage or transection is a major source of physical disability impairing the ability to move muscles or to feel normal sensations.  Failure to treat peripheral nerve damage or transection can, in severe cases, lead to full loss of sensation and/or function, pain and, sometimes, amputation.  Many peripheral nerve patients who receive treatment do not optimally recover. They may suffer from both reduced, or no, muscle strength, and reduced, or no, sensitivity and pain.

Every day patients suffer traumatic bodily injuries resulting in damage or transection to peripheral nerves severe enough to require surgical treatment, including injuries from motor vehicle accidents, power tool injuries, gunshot wounds, dislocations, fractures, lacerations, or other forms of penetrating trauma.  The peripheral nerves commonly damaged or transected from these traumas include the digital, median, ulnar, radial, facial, spinal accessory and brachial plexus nerves. The “Trauma” portion of the Total Addressable Market (as defined below) encompasses the traumatic PNI described above but excludes the OMF, Upper Extremity Compressions and Breast (as such terms are defined below) portions of the Total Addressable Market.

Beyond the physical damage or transection to peripheral nerves resulting from traumatic bodily injuries described above, peripheral nerve damage or transection also occurs due to surgical intervention.  Nerve damage or transection can occur during dental and oral surgery procedures such as third molar extractions, placement of dental implants, removal of tumors, orthognathic surgery and mandibular resection during which one or more sections of the trigeminal nerve can be damaged or transected (“OMF”).  This can result in numbness in certain areas of the face and mouth.

Breast reconstruction neurotization (“Breast”) is another portion of the Total Addressable Market.  Currently, when a woman undergoes autologous breast reconstruction after a mastectomy, she receives the shape of a natural breast, but oftentimes without experiencing any return of sensory feeling.  This forfeiture of sensation can have a profound effect on the woman’s quality of life.  In certain cases, sensation can be returned to the breast area with the use of the Company’s products through an innovative surgical technique we call ReSensation℠.  The Company believes that the ideal breast reconstruction should restore breast Size, Shape, Symmetry, Softness as well as Sensation – without the potential risks and co-morbidity associated with autograft.  The Company believes the ReSensation℠  technique incorporates a patients’ desire for the opportunity to return sensation in their breasts with a reproducible and efficient surgical approach for reconstructive plastic surgeons.

Finally, peripheral nerves are also damaged due to compression injuries.  For instance, severe and recurrent carpal and cubital tunnel cases may result in complications and damage to the peripheral nerve that requires surgical intervention and protection of the peripheral nerve.  PNI caused by recurrent carpal tunnel syndrome and cubital tunnel syndrome constitutes the “Upper Extremity Compression” portion of the Total Addressable Market.

In the cases where a peripheral nerve is severed and the gap between its two ends is extremely small, the surgeon may be able to reconnect the peripheral nerve without tension through direct suturing as a coaptation aid (“Primary Repair”). When the gap in the nerve tissue is more than a few millimeters in length, the surgeon typically needs to use material to bridge the gap between the peripheral nerve ends to ensure a tension-free repair (“Gap Repair”).  Historically for a Gap Repair surgeons have relied on a nerve autotransplantation (autologous nerve grafting or nerve autograft).  In nerve autograft procedures, surgeons remove peripheral nerve from another part of the patient’s body, frequently the sural nerve from the back of the lower leg, to repair the damaged nerve.  Nerve autografting is often effective in repairing a damaged peripheral nerve, but it presents a tradeoff — the surgeon can attempt to fix the damaged nerve but must create an additional nerve deficit at another location in the body.  For example, a patient may opt to get movement and feeling back in their finger while losing some sensation in their foot. Additionally, Axogen believes the secondary surgery to obtain the needed nerve autograft also:  (1) increases operating time, in a hospital by potentially as much as 30 to 90 minutes (Intra-Service times based on median intra-service times for CPT codes (64885-6, 64890-93, 64895-98, 64910-64911) provided by CMS, Physician Fee Schedule, http://my.clevelandclinic.org/ccf/media/files/Patients/cleveland-clinic-main-charges.pdf and Capek L, Clarke H M, Zuker R M. Endoscopic sural nerve harvest in the pediatric patient. Plast Reconstr Surg. 1996 Oct; 98(5): 884–888), and thus medical expenses, we estimate by $3,200 to $9,500 per procedure (2018 MS-DRG relative weight multiplied by 2-18 rate per IPPS Final Rule, as calculated by MCRA, payment rate will vary by facility. Calculation includes labor, related, non related and capital payment rates), and (2) may result in a 27% (Rappaport WD, Valente J, Hunter GC, Rance NE,et al. Clinical utilization and complications of sural nerve biopsy. Am J Surg. 1993 Sep; 166(3): 252-256) complication rate due to surgical site infection, wound healing and chronic pain. In the case of extreme trauma where multiple peripheral nerves need to be repaired, it may not be possible to recover enough nerve from the patient to complete the Gap Repair.  Further, nerve autograft tissue may not provide an appropriate diameter match with the diameter of the injured nerve stump, an important factor in a successful repair outcome.

Drawbacks of repair with autograft nerve eventually led to the development of hollow tube conduits, or hollow tube nerve cuffs for Primary Repair and Gap Repair made of, for instance, bovine collagen or polyglycolic acid.  The hollow tube nerve cuff is typically an absorbable hollow tube that, unlike natural peripheral nerve, does not have internal microarchitecture and endoneurial tubes to support regenerating axons; as a result, it is deficient in the qualities that natural peripheral nerve possesses to support nerve regeneration across a gap.  Hollow-tubes may also lack pliability and structural integrity needed when used around joints and may be difficult to use in a confined space.  Clinical data has demonstrated that hollow tubes are most effective when used in very short gaps, what Axogen defines as Primary Repair, and the reliability of successful nerve recovery diminishes as gap length increases with a 34% to 57% failure rate for hollow tube conduits in repairs with a greater than 5mm gap (Weber RA, Breidenbach WC, Brown RE, Jabaley ME, Mass DP. A randomized prospective study of polyglycolic acid conduits for digital nerve reconstruction in humans. Plast Reconstr Surg. 2000 Oct;106(5):1036-45; discussion 1046-8 and Wangensteen KJ, Kalliainen LK.  Collagen tube conduits in peripheral nerve repair: a retrospective analysis. Hand (N Y). 2010 Sep;5(3):273-7. doi: 10.1007/s11552-009-9245-0. Epub 2009 Nov 24).

Conduits filled with an inner matrix have been announced by competitors. Such filled tube conduits are not currently available for purchase in the United States and the date of such future availability is unknown.  These filled conduits are purported to have greater ability to regenerate after peripheral nerve injury than a hollow tube conduit, but there is very limited data supporting this position. See - “Competition”.

The shortcomings of hollow-tubes for peripheral nerve repair limit where they may be used effectively. Thus, Axogen believes the peripheral nerve repair market needs an alternative off-the-shelf product that offers other features such as a natural ECM scaffold and three-dimensional structure of a typical nerve for bridging nerve transections without the comorbidities of an additional surgical site required for harvest of autograft nerve tissue. Axogen believes its Avance® Nerve Graft and Axoguard® Nerve Connector products address the market needs for both Gap Repair and Primary Repair.

Compression on a peripheral nerve or blunt force trauma can also cause nerve damage that may require surgical intervention. In these cases, the peripheral nerve is not severed and thus does not create the need for a Primary Repair or Gap Repair.  However, the surgeon may want to protect and isolate the peripheral nerve during the healing process.  In these situations peripheral nerve protection is provided by wrapping the nerve (“Nerve Protection”).

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

Inflammation can impair tissue regeneration and result in irritation and compression of the peripheral nerve.  Trauma and surgical interventions can trigger the body’s repair response which can result in inflammation in the peripheral nerve and/or the surrounding tissue.  When this occurs it can compromise the surgical outcomes of peripheral nerve repair.  Avive® Soft Tissue Membrane can be proactively used in these surgical applications (“Proaction”).  Avive® Soft Tissue Membrane has been specifically designed as a soft tissue covering to modulate inflammation, provide a longer resorption profile to separate the tissue layers for at least 16 weeks and to provide the handling and suturability features the Company believes is favored by peripheral nerve surgeons.

We estimate the United States PNI has a potential total addressable market for our current product portfolio for Trauma, OMF, Breast and Upper Extremity Compression of $2.7 billion (the “Total Addressable Market”).   Estimating the Total Addressable Market for nerve repair is challenging as there is not a simple data source for the incidence of peripheral nerve issues.  This is further complicated by the fact that nerves can be injured in many traumatic and surgical injuries and can be impacted from the head to the toe of a patient.  In addition, we believe nerves are often one of many structures injured in a trauma (i.e. amputation) or in surgery and the incidence of these nerve injuries are often not coded or tracked.  Quantifying the procedures involving nerve repair may also be challenging.  While selected trauma and surgical procedures are dedicated to the repair of nerves (i.e. a pediatric brachial plexus procedure), most of the incidence of nerve repair is a step in a larger trauma (i.e. digital replant) or surgical procedure (i.e. mandible reconstruction).  CPT codes exist for surgeons to code for nerve repair, however, we believe the data substantially underestimates the total number of nerves repaired.  Physicians are encouraged to document all steps of procedures; however, payment guidelines can vary widely across payors, plans and state regulations thus often limiting surgeon payment to a select number of codes per procedure (for example, five codes or less is not uncommon).  Open trauma often involves many surgical steps including wound debridement, skin closure and one or more repairs of tendons, bone or joints, nerves, veins and arteries.  CPT codes are often reported by a hierarchy of reimbursement rates with the highest reimbursable procedures getting listed and subsequent codes often being left out of the procedure coding. As a result, we believe CPT coding underrepresents the total number of nerve repairs performed in trauma.  Because we believe CPT claims are not fully representative of the true volumes of nerve repair surgery, we follow an “empirical” methodology to estimate the Total Addressable Market – using published clinical literature and procedure databases to make what we believe are the most objective assumptions.

We estimate that the Trauma portion of the Total Addressable Market is approximately $1.9 billion based upon epidemiological studies regarding the general number of trauma patients, clinical literature review reporting  PNI incidence and physician interviews.    There are almost 137 million emergency department visits in the U.S. each year of which approximately 30 million are related to traumatic injuries (2015 National Hospital Ambulatory Medical Care Survey, Publication of U.S. Department of Health & Human Services).  We believe that this injury population includes more than 1.4 million patients suffering damage or transection to peripheral nerves resulting in over 700,000 nerve repair procedures (Noble, et al. J of Trauma Injury Infection and Critical Care 1998; Portincasa et al: Microsurgery 27:455-462, 2007).  We have estimated the portion of these nerve repair procedures due to trauma that would require Gap Repair, Primary Repair and/or Nerve Protection and applied, as we believed was appropriate in each procedure segment, the number of units and average sales price of Avance® Nerve Graft and the average market price for nerve connectors, nerve protectors and soft tissue membrane products to determine the probable Total Addressable Market.

We estimate that the OMF portion of the Total Addressable Market is approximately $300 million, based upon research indicating that approximately 56,000 PNI occur in the U.S. each year related to third molar surgeries, anesthetic injections, dental implants, orthognathic surgery and mandibular resection procedures. (Shih-Yun Wu et al: Systematic Review and Meta-Analysis on Incidence of Altered Sensation of Mandibular Implant Surgery - PLoS ONE 11(4): e0154082;  Souheil Hussaini, Procedure frequency in the jaws related to implant location, Dent Oral Craniofac Res, 2016 Volume 2(2): 230-233;  Nguyen. Et al: Risk  Factors for Permanent  Injury  of Inferior  Alveolar  and  Lingual  Nerves  During Third  Molar  Surgery;  J Oral Maxillofac Surg. 2014 Dec;72(12);  Cheung LK,  Leung  YY,  Chow  LK,  et  al.  Incidence  of neurosensory  deficits  and  recovery  after  lower  third molar  surgery:  a  prospective  clinical  study  of  4338 cases.  Int  J  Oral  Maxillofac  Surg  2010;39:320–6.; Transparency Market Research: Dental Implant Market - Global Industry Analysis and Forecast 2016 – 2024;  Cha et al, Maxillofacial Plastic and Reconstructive surgery (2016) 38:19 - Frequency of bone graft in implant surgery;  Miloro ed. 2012: Text Book on trigeminal  nerve injuries;  Pogrel et al: J Am Dent Assoc. 2000 Jul;131(7):901-7: Permanent nerve involvement resulting from inferior alveolar nerve blocks;  Agbaje et al: Int. J. Oral Maxillofac. Surg. 2015; 44: 447-451, J.O Systematic review of the incidence of inferior

alveolar nerve injury in bilateral sagittal split osteotomy (BSSO) and the assessment of neurosensory disturbance).    We have applied the average sales price of the Avance® Nerve Graft, Axoguard® Nerve Connector and Axoguard® Nerve Protector that address such PNI in order to derive the OMF portion of the Total Addressable Market.

In 2017, there were 106,295 breast reconstruction procedures in the US as reported in the 2017 plastic surgery statistic report published by the American Society of Plastic Surgery. The report details 19,316 of these reconstructions procedures were autologous flap reconstruction, and that 66.2% of the reconstructions were bilateral.  Removing those procedures that are not appropriate for neurotization, and based upon the Company’s assumption that approximately 50% of women may elect to have a dual neurotization for each flap, we estimate that the Breast portion of the Total Addressable Market is approximately $250 million.  (2017 ASPS Plastic Surgery Statistics Reports, Includes TRAM, DIEP, and "Other Flaps", Distribution based on 2017 ASPS Data).

We estimate that the Upper Extremity Compression portion of the Total Addressable Market is approximately $270 million, or 130,000 procedures.  Extrapolating the 2016 Medicare National HCPCS Aggregate Summary Table to the total US population, we estimate that there are approximately 488,000 primary carpal tunnel and 95,000 primary cubital tunnel relief surgeries performed annually in the U.S. For carpal tunnel, we believe that our addressable procedure is the estimated 20% of carpal tunnel surgeries that require a  revision procedure to address the recurrence of symptoms (Sotereanos et al, Techniques in hand and Upper extremity surgery 1(1):35-40,1997). From the 95,000 primary cubital tunnel surgeries, we estimate that our addressable procedure potential comprise a small proportion of primary interventions and all revisions  (J Seradge et al, Hand Surg 1998; 23A:483-491; Papatheodorou et al, J Hand Surg Am. 2015;40(5):987e992).   As a result, we estimate that approximately 97,500 carpal tunnel revision surgeries and 32,400 total cubital tunnel procedures are addressable each year in the U.S. to mitigate the recurrence of symptoms. These revision and primary surgeries are required due to compression of the peripheral nerve associated with soft tissue attachments from the surrounding tissue or tissue infiltration entrapping the nerve. To prevent additional recurrences, surgeons will opt for a Nerve Protection which includes a product such as the Axoguard® Nerve Protector. In order to derive the Upper Extremity Compression portion of the Total Addressable Market, we multiplied the average market sales price of Axoguard®  Nerve Protectors by the number of estimated procedures.

Although distribution and sales of  products in the Trauma, OMF, Breast and Extremity Compression portions of the Total Addressable Market constitute our primary revenue sources today, market expansion opportunities in lower extremity surgery, head and neck surgery, urology and the surgical treatment for pain offer us new and expanded revenue opportunities.  The Company has announced a planned future expansion into the surgical treatment of pain with an initial focus on traumatic injuries including amputation and orthopedic surgeries such as total hip arthroplasty, total knee arthroplasty, knee arthroscopy, Morton’s neuroma, foot and ankle procedures and wrist arthroscopy. The Company estimates that the incidence of painful injuries in these applications is over 370,000 patients annually.  One of the causes of neuropathic pain is called a neuroma-a tangled mass of disorganized nerve and fibrous tissue resulting in aberrant nerve signals which the brain interprets as pain.  Traditionally these neuromas have been treated  using pain management methods including pharmacological agents which do not address the anatomical cause of the pain.  The surgical treatment of such pain involves a procedure to remove the painful neuroma and, subsequently, repair the resulting Nerve Gap or appropriately terminate the nerve end.  Axogen developed the Axoguard® Nerve Cap to protect a peripheral nerve end and separate the nerve end from the surrounding environment to reduce the development of asymptomatic or painful neuromas (“Neuroma Management”). An example application for Axoguard® Nerve Cap is in a digital amputation whereby the severed nerves may form a neuroma if the nerve end is not properly terminated or capped.  We are currently conducting user evaluations of Axoguard® Nerve Cap and a post-market clinical study of neuroma revision using Axoguard® Nerve Cap.

Axogen’s Product Portfolio

Overview of Axogen’s Products

The Axogen surgical solution product portfolio provides surgeons off-the-shelf products for a wide variety of peripheral nerve damage or transection.  The Company’s proprietary products and technologies are designed to overcome fundamental challenges in peripheral nerve repair. Axogen’s Avance® Nerve Graft is the alternative to autografts and other off-the-shelf peripheral nerve repair products for nerve gaps up to 70mm in length.  Axoguard® Nerve Connector is a coaptation aid for transected peripheral nerve.  Axoguard® Nerve Protector is a protective wrap for peripheral nerves damaged by compression, or where the surgeon wants to protect and isolate the peripheral nerve during the healing process after surgery.  Avive®  Soft Tissue Membrane provides a resorbable covering to keep tissue structures apart while providing the beneficial properties of a  placental membrane.

Functional measurements play an important role in the evaluation of peripheral nerve function by assisting the healthcare professionals in detecting changes in sensation or muscle strength, assessing return of sensory or motor function, establishing effective treatment interventions, and providing feedback to the patients.   Standardized evaluation and measurement of peripheral nerve function is also an important part of identifying nerve damage or transection and determining treatment outcomes.  Axogen’s functional measurement products include the Acroval® Neurosensory and Motor Testing System (for sensory and motor function) and the Axotouch® Two-Point Discriminator tool (for sensory function).

Avance® Nerve Graft

Avance® Nerve Graft is a biologically active nerve therapy with more than ten years of comprehensive clinical evidence intended for the surgical repair of peripheral nerve transections to support regeneration across the defect (a gap created when the nerve is severed).  It is intended to act as a bridge in order to guide and support axonal regeneration across a peripheral nerve gap caused by traumatic injury or surgical intervention.  Avance® Nerve Graft is decellularized and sterile processed human peripheral nerve tissue.  Axogen developed the Avance® Nerve Graft by following the guiding principle that the human body created the optimal peripheral nerve structure.  Axogen, through its licensing efforts and research, developed the Avance® process, a proprietary method for processing recovered human peripheral nerve tissue in a manner that preserves the essential structure of the ECM while cleansing away cellular and noncellular debris.  Avance® Nerve Graft provides the natural peripheral nerve structure of a nerve including the native laminin to guide the regenerating nerve fibers.  The nerve ECM is additionally processed to remove a natural inhibitor to regeneration called chondroitin sulphate proteoglycan (“CSPG”).

Axogen believes that Avance® Nerve Graft is the first off-the-shelf human nerve allograft for bridging nerve transections. Avance® Nerve Graft is comprised of bundles of small diameter endoneurial tubes that are held together by an outer sheath called the epineurium.  Avance® Nerve Graft has been processed to remove cellular and noncellular factors such as cells, fat, blood, and axonal debris, while preserving the three-dimensional laminin lined tubular bioscaffold (i.e. microarchitecture), epineurium and microvasculature of the peripheral nerve. After processing, Avance® Nerve Graft is flexible and pliable, and its epineurium can be sutured in place allowing for tension-free approximation of the proximal and distal peripheral nerve stumps.  The design results in a product that has clean and clear pathways for the regenerating axons to grow through.  During the healing process, the body revascularizes and gradually remodels the graft into the patient’s own tissue while allowing the processed peripheral nerve allograft to physically support axonal regeneration across the peripheral nerve transection.

With lengths up to 70 mm and diameters up to 5 mm, Avance® Nerve Graft allows surgeons to choose and trim the implant to the correct length for repairing the relevant peripheral nerve gap, as well as to match the diameter to the proximal and distal end of the severed peripheral nerve.  Avance® Nerve Graft is stored frozen and utilizes packaging that maintains the graft in a sterile condition.  The packaging is typical for medical products so the surgical staff is familiar with opening the package for transfer of Avance® Nerve Graft into the sterile surgical field. Such packaging also provides protection during shipment and storage and a reservoir for the addition of sterile fluid to aid in thawing the product. Avance® Nerve Graft thaws in less than 10 minutes, and once thawed, it is ready for implantation.

Avance® Nerve Graft provides the following key advantages:

•	A three-dimensional bioscaffold for bridging a peripheral nerve gap;
•	A biologically active nerve therapy with more than 10 years of comprehensive clinical evidence;
•	No patient donor-nerve surgery, therefore no comorbidities associated with a secondary surgical site;
•	Available in a variety of diameters up to 5mm to meet a range of anatomical needs;
•	Available in a variety of lengths up to 70mm, to meet a range of gap lengths;

•	Decellularized and cleansed extracellular matrix that remodels into patient’s own tissue;
•	Structurally supports the body’s own regeneration process;
•	Handles similar to an autograft, and is flexible and pliable;
•	Alleviates tension at the repair site;
•	Three-year shelf life; and
•	Supplied sterile.

Axoguard® Nerve Connector

Axoguard® Nerve Connector is a coaptation aid used to align and connect severed peripheral nerve ends in a tensionless repair. The product is in a tubular shape with an open lumen on each end where the severed peripheral nerve ends are placed.  It is typically used when the gap between the peripheral nerve ends is 5mm or less in length.  Axoguard® Nerve Connector is made from a minimally processed porcine ECM which allows the body’s natural healing process to repair the peripheral nerve while its tube shape isolates and protects the transected nerves during the healing process.  During healing, the patient’s own cells incorporate into the extracellular matrix product to remodel and form a tissue similar to the outermost layer of the peripheral nerve (nerve epineurium).  Axoguard® Nerve Connector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

Axoguard® Nerve Connector can be used:

•	As an alternative to direct suture repair;
•	As a peripheral nerve coaptation; Connector Assisted Repair™;
•	To aid coaptation in direct repair, grafting, or cable grafting repairs; and
•	To reinforce the coaptation site.

Axoguard® Nerve Connector has the following advantages:

•	Minimally processed porcine submucosa extra-cellular matrix product used to repair severed peripheral nerve tissue;
•	Alleviates tension at the repair site;
•	Remodels into the patient’s own tissue instead of degrading;
•	Reduces the number of required sutures (versus direct repair with suture) (Boechstyns, Jhand Surg. 2013;38:2405-2411);
•	Moves location of sutures away from the coaptation face;
•	Reduces potential for fascicular mismatch;
•	Allows visualization of underlying peripheral nerve ends;
•	Provides a physical barrier preventing infiltration of surrounding tissues into the coaptation site and the potential for axonal sprouting outside the coaptation site;
•	Available in seven different diameters and two different lengths to address a variety of nerve repair situations;
•	Strong and flexible, easy to suture; and
•	Stored at room temperature with a minimum of 18-month shelf life.

Axoguard® Nerve Protector

Axoguard® Nerve Protector is a product used to protect and wrap damaged peripheral nerves and reinforce reconstructed nerve gaps while preventing soft tissue attachments. It is designed to protect and isolate the peripheral nerve during the healing process after surgery by creating a barrier between the nerve tissue and the surrounding tissue bed.  The product is delivered in a slit tube format allowing it to be wrapped around peripheral nerve structures.  Axoguard® Nerve Protector is made from a minimally processed porcine ECM.  During healing, the ECM remodels allowing the protector to separate the peripheral nerve from the surrounding tissue.  Axoguard® Nerve Protector competes against off-the-shelf biomaterials such as reconstituted collagen as well as the use of the patient’s own tissue such as vein and hypothenar fat pad wrapping.  Axoguard® Nerve Protector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.

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

We believe, the medical community has for decades realized the beneficial qualities of human amniotic membrane and continues to utilize this natural tissue in applications across the body.  Avive® Soft Tissue Membrane offers a resorbable anatomical covering to keep tissue surfaces apart.  Avive® Soft Tissue Membrane is provided sterile and in a variety of sizes to meet the surgeon’s surgical needs.

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

Axotouch® Two Point Discriminator

The Axotouch® Two-Point Discriminator tool can be used to measure the innervation density of any surface area of the skin. The discs are useful for determining sensation after damage to a peripheral nerve, following the progression of a repaired peripheral nerve, and during the evaluation of a person with possible peripheral nerve damage, such as compression.

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

Tissue Recovery and Processing for Avance® Nerve Graft and Avive® Soft Tissue Membrane

Avance® Nerve Graft Processing Overview

Axogen has developed the Avance® Process, an advanced and proprietary technique to process Avance® Nerve Graft from donated human peripheral nerve tissue.  The Avance® Process requires special training over several months for each manufacturing associate who processes Avance® Nerve Grafts.  The processing and manufacturing system for Avance® Nerve Graft has required significant capital investment, and we seek to continually improve our manufacturing and quality assurance processes and systems.  Axogen’s Avance® Process is depicted as follows:

Avance® Nerve Graft and Avive® Soft Tissue Membrane Processing

Axogen’s Avance® Process and SMART processing of Avive® Soft Tissue Membrane consists of several steps, including peripheral nerve tissue, in the case of Avance®, and umbilical cord, in case of Avive®, recovery/acquisition and testing, donor medical review and release, processing, packaging, and sterilization to meet or exceed all applicable U.S. Food and Drug Administration (the “FDA”), state, and international regulations and American Association of Tissue Banks (“AATB”) standards.  We have a number of contracts with recovery and acquisition agencies to supply peripheral nerve tissue and umbilical cord and believe these contracts, and the ability to enter into additional contracts, will provide us with the tissues we require for our Avance® and Avive® implants.   As an FDA registered tissue establishment, Axogen utilizes both its own personnel and a variety of subcontractors for recovery/acquisition, storage, testing, processing and sterilization of the donated peripheral nerve and umbilical cord tissue. Additionally, independent certified laboratories have been contracted by Axogen and its subcontractors to perform testing.  The safety of Avance® Nerve Graft and Avive® Soft Tissue Membrane is supported by donor screening, process validation, process controls, and validated terminal sterilization methods. The Axogen Quality System has built in redundancies that are meant to control the release of each product for implantation only after such product meets our stringent quality control and product requirements.

Avance® Nerve Graft and Avive® Soft Tissue Membrane Tissue Recovery/Acquisition and Processing Facility

Axogen partners with other FDA registered tissue establishments and AATB accredited recovery/acquisition agencies or recovery/acquisition agencies in compliance with AATB standards for human tissue recovery. After consent for donation is obtained, donations are screened and tested in detail for safety in compliance with the federal regulations and AATB standards on communicable disease transmission.    Axogen processes and packages Avance® Nerve Graft and Avive® Soft Tissue Membrane using its employees and equipment pursuant to a License and Services Agreement, as amended (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio. CTS is an FDA registered tissue establishment.

The CTS Agreement terminates December 31, 2021, subject to earlier termination by either party at any time for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or without cause upon 6  months prior notice whereby notice cannot be provided prior to March 1, 2021. Under the CTS Agreement Axogen pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of Axogen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  The service fee is based on a per donor batch rate.  The CTS facility provides a cost effective, quality controlled and licensed facility.  Axogen’s processing methods and process controls have been developed and validated to ensure product uniformity and quality.  Pursuant to the CTS Agreement, Axogen pays license fees on a monthly basis to CTS (See – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Footnote 14. Commitments and Contingencies - Service Agreements).

Axogen acquired property which is located near the CTS facility which is comprised of a 70,000 square foot building on approximately 8.6 acres of land.  It is expected that renovations will be completed by the termination date of the CTS Agreement to provide a new processing facility that can be included in our Biologics License Application (“BLA”) for Avance® Nerve Graft.  The capacity of the property once operational, along with the ability for expansion, is expected to provide processing capabilities that will meet our intended sales growth.    Axogen believes it can obtain certain economic incentives from state and local authorities associated with the renovations and additional employment at the facility; such incentives are not expected to be a material offset to the cost of the project as a whole.

Avance® Nerve Graft and Avive® Soft Tissue Membrane Packaging

After processing, each Avance® Nerve Graft and Avive® Soft Tissue Membrane graft is visually inspected and organized by size into finished product codes. It is then packaged in primary packaging.  The outer pouch is the primary sterility and moisture barrier.  The packaging operation is performed in a controlled environment at CTS.

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

Manufacturing of Axogen Products Other Than Avance® Nerve Graft and Avive® Soft Tissue Membrane

Manufacturing for the Axoguard® Product Line

Axoguard® is manufactured by Cook Biotech Incorporated, West Lafayette, Indiana (“Cook Biotech”), which was established in 1995 to develop and manufacture tissue grafts utilizing porcine extracellular matrix technology.  Axogen decided to expand its portfolio of products and felt that the unique ECM material offered by Cook Biotech provided the combination of properties needed in nerve reconstruction. Cook Biotech’s ECM material is pliable, capable of being sutured, translucent and allows the patient’s own cells to incorporate into the extracellular matrix to remodel and form a tissue similar to the nerve’s epineurium.  Cook has its own source of the raw material for the ECM material and manufactures Axoguard® products from such sources.  In August 2008, Cook Biotech entered into an agreement, amended in March 2012, with Axogen to distribute its product worldwide in the field of the peripheral and central nervous system, but excluding use of the Axoguard® product in the oral cavity for endodontic and periodontal applications and OMF surgery solely as they relate to dental, soft or hard tissue repair or reconstruction. We believe the exclusion does not limit our identified OMF market, but expansion into certain additional OMF market areas could be limited to the Avance® Nerve Graft.

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

Manufacturing for the Acroval® Neurosensory and Motor Testing System and Axotouch® Two Point Discriminator

The Acroval® Neurosensory and Motor Testing System and Axotouch® Two Point Discriminator are contract manufactured by Viron Technologies, doing business as Cybernetics Research Laboratories (“CRL”), Tucson, Arizona.   CRL provides Acroval® to the Company’s Distribution Facility and Axogen performs final inspection and packaging for customer shipment.  CRL provides warranty service on behalf of the Company for the Acroval® and maintains certain levels of spare parts inventory for manufacturing and fulfillment of warranty work. CRL supplies Axotouch unpackaged and it is packaged at the Distribution Facility.

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

Increase Awareness of Axogen’s Products

Prior to the introduction of Axogen’s portfolio of peripheral nerve repair products, surgeons had a limited number of options available for the surgical repair of damaged or transected peripheral nerves.  Axogen entered the market to improve the standard of care for patients.   Axogen intends to increase market share by improving awareness and adoption of nerve repair techniques and Axogen’s products through the continued use of educational conferences and presentations, surgical resident and fellow training, scientific publications, and a knowledgeable and professional sales team.  Axogen works to increase usage within active accounts as well as expand the overall customer base by adding new active accounts. Axogen defines an “active account” as an account that has typically gone through the committee approval process, has at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and has ordered Axogen products at least six times in the last 12 months.  Axogen is focused on plastic reconstructive surgeons and orthopedic and plastic hand surgeons who perform surgeries on patients suffering traumatic nerve damage or transection and who perform hand reconstructive surgeries, certain OMF surgeons who repair damaged oral nerves and certain plastic reconstructive surgeons who perform autologous flap breast reconstruction.

Expand Clinical and Scientific Data Regarding the Performance of Axogen Products

Generating clinical data is an important component of Axogen’s marketing strategy.  To date Axogen has seventy-seven peer reviewed clinical papers.  Sixty-six of such clinical papers relate to our Avance® Nerve Graft and thirty-one to our Axoguard® Nerve Protector and Axoguard® Nerve Connector products.  Certain of these publications contain data on multiple products. Axogen will continue to accept patients, for which there are more than 1,600 Avance® nerve repairs enrolled to date, in its RANGER® clinical study (defined below in “Government Regulations”), a utilization registry of Avance® Nerve Graft.  An additional arm of the registry study has been initiated tracking neurotization outcomes in breast reconstruction (Sensation-NOW).Five of the above mentioned publications and more than 60 scientific conference presentations have been generated to date from the registry.  A multicenter prospective randomized comparative pilot study of hollow tube conduits and Avance® Nerve Graft has completed subject enrollment and outcome follow-up and has been published (Means et al).  Case series in digital nerve repair have been published from the Mayo Clinic, Georgetown University Medical Center and Philadelphia Hand Center and a case series in OMF have been published from UT Southwestern and University of Illinois-Chicago.  A number of additional investigator initiated case reports, studies and publications have been completed including breast neurotization, compressive neuropathies and the surgical treatment of pain.  Case series in brachial plexus, neurotization of breast reconstruction and the surgical treatment of pain are also being developed.  Axogen also supports outside research and will continue to work with investigators working on grants with a translational focus.

Commitment to the Education of Best Practices in Peripheral Nerve Repair

Axogen has established educational conferences and presentations and surgical resident and fellow training that we believe has positioned us as a leader in providing peripheral nerve repair best practices. In 2018, we trained two-thirds of hand surgeon fellows through such courses and training.  The Company provides education on peripheral nerve repair through its “Best Practices in Nerve Repair” national programs (“National Programs”) as well as local and regional educational events.  In calendar years  2016, 2017 and 2018, we conducted  13, 15, and 18 National Programs, respectively, and we expect to conduct 25 National Programs in 2019.    These are supported by on-line tools and discussion forums such as Nerve Matters, an on-line community of peripheral nerve surgeons where the surgeons can ask questions, present cases and share findings in the area of peripheral nerve repair.

Execute the Sales Process and Expand the Axogen Sales Team

Axogen provides full sales and distribution services through both a direct sales force and a team of independent sales agencies.  As of December 31, 2018,  Axogen had 85 direct sales professionals and 17 independent sales agencies in the U.S. By the end of 2019,  Axogen anticipates the number of direct sales professionals in the U.S. will be more than 115.  Axogen’s product portfolio is available in ten countries outside the U.S. through nine independent distributors.  Axogen provides support and resources for independent agencies and distributors both within and outside the United States and is increasing its direct sales force in selected United States territories.  Axogen provides its products to hospitals, surgery centers and military hospitals, calling on plastic reconstructive surgeons and orthopedic and plastic hand surgeons and certain OMF surgeons to review the benefits of the Axogen products.  While surgeons make the decision to implant the products in appropriate patients, hospitals make the decision to buy the products from Axogen.  In today’s budget constrained environment, hospital committees review new technologies for cost effectiveness as well as quality.  Axogen believes that it has been successful in meeting the needs of these hospital committees by demonstrating the cost/benefit of its products and providing a fair value to the hospital.

Expand the Product Pipeline and Applications in Peripheral Nerve Repair

Axogen has developed line extensions and additional products to support surgeons in their needs for repairing damaged or transected peripheral nerves.  Axogen believes additional opportunities exist to develop or acquire complementary products in peripheral nerve repair.  In addition, there exists opportunities to expand the existing portfolio of products in new applications of peripheral nerve repair in lower extremity surgery, head and neck surgery, urology and the surgical treatment for pain.

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

Clinical Date

Axogen is developing a body of clinical evidence of its implants in real world situations surgeons face when diagnosing and treating their patients with peripheral nerve injuries.  This data provides support for surgeons in their clinical decision making and providing treatment options to their patients.

A pivotal multicenter prospective randomized comparative study (RECON) of hollow tube conduits and Avance® Nerve Graft to support the transition to a biological product is in process (See “Government Regulations – Clinical Trials”).  A multicenter, prospective, randomized and subject blinded study of Axoguard® Nerve Cap as compared to neurectomy for the treatment of symptomatic neuroma (REPOSE) and a registry study of Avive® Soft Tissue Membrane in acute trauma have been initiated and are enrolling.  Finally, a pilot study on the repair of the cavernous nerves in prostate cancer patients has completed enrollment, follow-up and data analysis.

Surgical Implant Commercialization Experience

The Axogen commercialization team consists of sales, marketing, and customer care professionals with backgrounds in the medical device and biotechnology industries. The team has strong experience in the introduction of technologies and has been instrumental in beginning to establish Avance® Nerve Graft, Avive® Soft Tissue Membrane and the Axoguard® product lines as a new standard of care for the surgical treatment of peripheral nerve damage or transections in our core markets.  Axogen believes it can leverage these capabilities in expanding the commercial success of the current Axogen products, future peripheral nerve products and opportunities in new peripheral nerve surgical applications.

Avance® Nerve Graft Performance

Axogen has worked with leading institutions, researchers and surgeons to support innovation in the field of surgical peripheral nerve repair. We believe Axogen’s RANGER® study (defined below in the section entitled “Government Regulations”) is the largest multi-center clinical study conducted in peripheral nerve gap repair.  Axogen is also conducting a Multicenter, Prospective, Randomized, Subject and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”). This study is the phase 3 trial to support its BLA for the Avance® Nerve Graft (See “Government Regulations”).  The January, 2012 edition of Microsurgery and November 2012 edition of The Journal of Hand Surgery, June 2015 edition of Journal of Reconstructive Microsurgery and January 2017 edition of HAND each contain an article summarizing the RANGER® study results. The Brooks et al. publication reported on 55 Avance® Nerve Graft nerve repairs and resulted in meaningful motor and sensory recovery in 87% of nerve transections between 5 and 50 mm.  Additionally, no implant related adverse events were reported.  (Brooks, D. N., Weber, R. V., Chao, J. D., Rinker, B. D., Zoldos, J., Robichaux, M. R., Ruggeri, S. B., Anderson, K. A., Bonatz, E. E., Wisotsky, S. M., Cho, M. S., Wilson, C., Cooper, E. O., Ingari, J. V., Safa, B., Parrett, B. M. and Buncke, G. M. (2012), Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 32: 1—14. doi: 10.1002/micr.20975 and Cho, et al. 2012, J Hand Surg Am 37(11):2340-9).  A meta-analysis of available clinical outcomes data from published papers on the leading synthetic collagen conduit showed meaningful improvement in only 40-74% of cases bridging a gap in the nerve. This data was further verified in a review of autograft alternative in the 2016 edition of Hand Clinics.   A similar meta-analysis for nerve autograft reported meaningful improvement in 60-88% of nerve repairs.  Finally, the Company has expanded RANGER® to include an additional study arm called Sensation-NOW™ for breast neurotization.

International Opportunity for Revenue

Axogen currently focuses on the U.S. market, with additional foreign distribution and sales in Canada, United Kingdom and certain other countries. The need for the surgical repair of damaged or transected nerves is a global issue. Through its ex-U.S. revenue, Axogen has demonstrated the capability to take its current peripheral nerve repair product offering into new geographical markets.  Axogen does not currently have European Union (“E.U.”) wide approval for Avance® Nerve Graft as human tissue is approved in each individual country.  Cook Biotech is currently renewing the Axoguard product CE Mark and until such renewal Axogen is able to sell only those Axoguard© products that are currently in inventory in the E.U., which inventory may not be sufficient to satisfy all product sales prior to obtaining the renewal. Avive® Soft Tissue Membrane, Acroval® Neurosensory and Motor Testing System and Axotouch® Two Point Discriminator are only available in the United States, but Axogen is taking action to introduce them internationally, which introduction is subject to meeting the appropriate regulatory standards of a particular country and any appropriate E.U. wide regulation or directive.  To date, revenue from international distribution and sales have not been material, there are no material risks associated with foreign operations and we do not have dependencies as to international revenue.  See Risk Factors - Axogen’s operations must comply with FDA and other governmental requirements.

Research and Development

Axogen believes it provides the most extensive product portfolio for peripheral nerve repair available.  Our current development focus is to expand clinical data in both traumatic peripheral nerve repair and other surgical applications.  Additional product line extensions of the Avance® and Axoguard® products and other peripheral nerve repair products may be developed. In this regard, Axogen introduced: (1) an Axoguard® Connector line extension in winter 2014 by providing a new longer 15mm product; (2) Axotouch® in the fall of 2014; (3) Acroval® in March 2016; (4) Avive® Soft Tissue Membrane launched in November 2016; and(5) Axoguard® Nerve Cap which has been developed has its 510(k) premarket clearance from the FDA and is currently available in select locations for clinical and user preference evaluations.

 Axogen works with academic institutions in the expansion of treatments for peripheral nerve and is involved in a number of grants from government agencies related to nerve repair or use of our products and/or technologies. For the years ended December 31, 2018, 2017, and 2016, Axogen recognized grant revenue of approximately $195,000, $56,000 and $290,000, respectively.  For the years ended December 31, 2018, 2017, and 2016, Axogen spent approximately $11.8 million, $6.7 million, and $4.2 million, respectively, on total research and development expenses for product and clinical development.

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

Because the requirements of the biomaterials used in peripheral nerve repair can vary based on the severity and location of the damaged nerve, the size and function of the nerve, surgical technique and patient preference, Axogen’s peripheral nerve repair products compete against both autograft materials (nerve in the case of a bridging repair and vein or fat in the case of a nerve protection repair), and a limited number of off-the-shelf alternatives for grafting and protecting.  Competitive aspects of our products focus on the overall value proposition of our products and their suitability for specific applications and can include composition and structure of the material, ease of use, clinical evidence, handling, and price. Axogen’s major competitors for off-the-shelf repair options in hollow-tube conduits and bio-absorbable wraps are the following companies:

•

Integra LifeSciences Holding Corporation (Nasdaq: IART) (“Integra”).  Integra offers NeuraGen®, a hollow tube product made from reconstituted bovine collagen and NeuraWrapTM, a reconstituted bovine collagen biomaterial used for nerve wrapping and has announced they will launch NeuraGen® 3D Nerve Guide Matrix we believe is the NeuraGen® hollow tube collagen conduit filled with a porous inner matrix comprised of collagen and glycosaminoglycan (chondroitin-6-sulfate);

•

Baxter International, Inc.  (NYSE: BAX) (“Baxter”).  Baxter acquired Synovis which offers Neurotube, a hollow tube made of polyglycolic acid and announced distribution of Nerbridge, a hollow tube filled with porous collagen that according to “A Clinical Multi-Center Registry Study On Digital Nerve Repair Using A Biodegradable Nerve Conduit Of PGA With External And Internal Collagen Scaffolding Hirohisa Kusuhara, Md, Phd; Yu Sueyoshi, Md; Noritaka Isogai, Md, Phd Kindai University, Osaka-Sayama, Japan” the conduit and inner collagen had the greater ability to regenerate after peripheral nerve injury than hollow Nerbridge®”.  In 2018, Synovis licensed Neurocap Nerve Capping Device and Vivosorb Polymer Film from Polyganics; and

•

Stryker Corporation (NYSE: SYK) (“Stryker”). Stryker offers the NeuroMatrix and Neuroflex products, both of which are hollow tubes derived from reconstituted bovine collagen and NeuroMend, a reconstituted bovine collagen biomaterial used for nerve wrapping.  All of these products are manufactured by Collagen Matrix Inc.

Axogen believes that surgeons use Avance® Nerve Graft because it provides them with the natural three-dimensional structure and familiar handling characteristics of a typical peripheral nerve for bridging peripheral nerve transections (severed peripheral nerves) without the comorbidities and additional surgical site of an autograft as well as confidence in the performance of the product as a result of the growing body of clinical literature.  Axoguard® Nerve Protector and Axoguard® Nerve Connector provide the unique features of pliability, suturability and translucence for visualization of the underlying nerve while also allowing the patient’s own cells to incorporate into the extracellular matrix to remodel. Avive®  Soft Tissue Membrane has what Axogen believes are favorable handling and absorption properties and is a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.   Acroval® Neurosensory and Motor Testing System is a continuation of Axogen’s commitment to improving patient outcomes.  Axogen believes that the standardization of evaluation and measurement techniques will facilitate comparison and interpretation of clinical results leading to better understanding and care for patients with peripheral nerve damage.

Axogen believes any current or future competitors face the following important barriers to entry as it relates to the market for its peripheral nerve repair products.  Axogen’s intellectual property (“IP”), and that of its partners, including patents, patents-pending, trade secrets and know how, is believed to be an important barrier for its Avance® Nerve Graft and Axoguard® products.  Axogen has developed knowledge and experience in understanding and meeting FDA regulatory requirements for Avance® Nerve Graft, including having made a substantial investment in conducting the preclinical and clinical testing necessary to support a submission for a FDA BLA.  Additionally, Axogen believes the ability to offer a portfolio of products focused on peripheral nerve repair and evaluation provides a unique competitive position as to other entities that do not have this breadth of product offering.  However, due to its limited resources, its smaller size and its relatively early stage, Axogen believes it may face competitive challenges from larger entities and market factors that could negatively impact Axogen’s growth, including competitors’ introduction of new products and competitors’ bundling of products to achieve pricing benefits.

Intellectual Property

Overview

Axogen protects its IP through a combination of patents, trademarks, trade secrets, and copyrights.  In addition, Axogen safeguards its trade secrets and other confidential know-how, and carefully protects these and other IP rights when engaging with third parties.  For example, Axogen requires vendors, contract organizations, consultants, advisors and employees to execute confidentiality and nondisclosure agreements, and to appropriately protect any information disclosed to them by Axogen so as to preserve its confidential and/or trade secret status.  Axogen also requires consultants, advisors and employees to assign to Axogen their rights to any IP arising out of their relationship with Axogen.

License Agreements

Axogen has entered into license agreements with University of Florida Research Foundation (the “UFRF”) and the University of Texas at Austin (“UTA”). Under the terms of these license agreements, Axogen holds exclusive worldwide licenses to underlying technologies used by Axogen in its Avance® Nerve Graft.  The license agreements include both the right to issued patents and patents pending in the U.S. and international markets.  The effective term of the license agreements extends through the term of the related patents.  In the event of default, licensors may also terminate an agreement (after written notice) if Axogen fails to cure a breach.  The license agreements contain the following key terms:

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

Patents

As of the date of this Form 10-K, Axogen owns or is the exclusive licensee of fifteen issued U.S. patents, about fifteen pending U.S. patent applications (including those for which Axogen has received a notice of allowance) and numerous international patents and patent applications with regard to its peripheral nerve products.  The granted European Patent No. EP1425390 has been validated in France, Germany, Italy, Spain, Sweden, Switzerland, and the United Kingdom. The following table identifies the issued U.S. patents owned or licensed by Axogen with regard to its peripheral nerve products, including the patent number, the title of each patent, and the estimated expiration date of each patent.

Patent No.	Title	Estimated expiration date

US 6,972,168	Materials and Methods for Nerve Grafting, Selection of Nerve Grafts, and in vitro Nerve Tissue Culture	August 2022

US 7,402,319	Cell Free Tissue Replacement for Tissue Engineering	September 2023

US 7,732,200	Materials and Methods for Nerve Grafting, Selection of Nerve Grafts, and in vitro Nerve Tissue Culture	December 2023

US 6,696,575	Biodegradable, electrically conducting polymer for tissue engineering applications	March 2022

US 7,851,447	Materials and Methods for Nerve Repair	November 2023

US 8,545,485	Nerve Elevator and Method of Use	May 2032

US 8,758,794	Cell Free Tissue Replacement for Tissue Engineering	September 2023

US 8,986,733	Materials and Methods for Nerve Repair	August 2022

US D777,917	Two Point Discriminator Sensory Measurement Device	January 2032

US 9,690,975	Quantitative Structural Assay of a Nerve Graft	July 2035

US 9,572,911	Method for Decellularization of Tissue Grafts	March 2034

US 9,629,997	Materials and Methods for Protecting Against Neuromas	December 2033

US 9,996,729	Quantitative Structural Assay of a Nerve Graft	May 2035

US 9,597,429	Cell-Free Tissue Replacement for Tissue Engineering	September 2023

US 9,402,868	Materials and Methods for Nerve Grafting	August 2022

With respect to our Avance® Nerve Graft we have patent protection through at least September 2023 in the United States. In addition we also expect Avance® Nerve Graft will receive Biosimilar Protection that would provide 12 years of data exclusivity. Finally, Axogen has Enforcement Discretion  from FDA allowing continued distribution under controls applicable to Human Cellular and Tissue-based Products (“HCT/P”) with an agreed transition plan to a Biologic Product under a BLA.  We believe a competitive processed peripheral nerve allograft would need to successfully complete BLA Phase I, II and III clinical studies prior to clinical release, the completion of which we believe would take at least 8 years.

Additionally, Axogen entered into an exclusive distribution agreement with Cook Biotech in August 2008, as subsequently amended in February 2018, to distribute Cook’s ECM technology in the form of the Surgisis® Nerve Cuff, the form of a nerve wrap or patch, or the form of any other mutually agreed to configuration in the field of peripheral nervous system and central nervous system use, but excluding use of the Axoguard® product in the oral cavity for endodontic and periodontal applications and OMF surgery solely as they relate to dental, soft or hard, tissue repair or reconstruction.  Axogen has subsequently rebranded the Surgisis products under the Axoguard® name.  Cook Biotech believes it has know-how and trade secrets with respect to the ECM technology that provides certain competitive obstacles.

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, medical technology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. Axogen’s policy is to seek patent protection for, or where strategically preferable, maintain as trade secret, the inventions that it considers important to its products and the development of its business. Axogen has sought and will continue to seek patent protection for select proprietary technologies and other inventions emanating from its R&D, including with respect to uses, methods, and compositions, in an effort to further fortify its IP stronghold in areas of import to the company and its growing product portfolio. In instances that patent protection is not possible, product value to Axogen’s portfolio can still be derived.

Trademarks, Trade Secrets and Copyrights

Axogen holds more than one hundred registered trademarks and has filed more than sixty additional trademark applications worldwide to protect its brand.  This allows Axogen to prevent competitors from, for example, using the same or a confusingly similar company name, or the same or confusingly similar product names which could otherwise wrongfully allow such competitors to capitalize on the Axogen brand, reputation and goodwill, and thereby improperly bolster their sales or reputations through, for example, consumer confusion, a false indication of Axogen’s endorsement, or of a false indication of corporate or contractual relationship with Axogen.  Axogen polices and enforces its marks.

Axogen possesses trade secrets and material know-how in the following general subject matters: nerve and tissue processing, nerve repair, product testing methods, and pre-clinical and clinical expertise.  Axogen has registered copyrights for training tools and artistic renderings.

Government Regulations

U.S. Government Regulation Overview

Axogen’s products are subject to regulation by the FDA, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries. In addition, its Avance® Nerve Graft and Avive® Soft Tissue Membrane must comply with the standards of the tissue bank industry’s accrediting organization, the AATB.

Axogen distributes for Cook Biotech the Axoguard® product line. Cook Biotech is responsible for the regulatory compliance of the Axoguard® product line. Axoguard® products are regulated as medical devices and subject to premarket notification requirements under section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), 21 CFR Part 820 (“Quality System Regulation”) and related laws and regulations. Cook Biotech has obtained a 510(k) premarket clearance for Axoguard® Nerve Connector from the FDA for the use of porcine (pig) small intestine submucosa for the repair of peripheral nerve transections where gap closure can be achieved by flexion of the extremity. Cook Biotech has also obtained a 510(k) premarket clearance for Axoguard® Nerve Protector for the repair of peripheral nerve damage in which there is no gap or where a gap closure is achieved by flexion of the extremity.  We sell the 510(k) cleared device under the trade name Axoguard® Nerve Protector and Axoguard® Nerve Connector.

Axogen is responsible for the regulatory compliance of Avive®  Soft Tissue Membrane.  Avive® Soft Tissue Membrane is processed and distributed in accordance with FDA requirements for Human Cellular and Tissue-based Products (361 HCT/P) under 21 CFR Part 1271 regulations, US State regulations and the guidelines of the AATB.

Axogen also distributes Axotouch® Two-Point Discriminator.  This device is manufactured for Axogen and distributed from the Burleson Facility is a Class I device (general controls) that is exempt from premarket notification and the Quality System Regulation requirements except for the Recordkeeping and Complaint file requirements. It is classified by FDA under 21 CFR 882.1200 (Two-point discriminator, product code: GWI).

The Acroval® line of devices is manufactured for Axogen and distributed from the Burleson Facility.  The Acroval® devices are regulated as medical devices and in 2018, the FDA changed the notification requirements to be exempt under Section 510(k) of the FD&C Act.  The Acroval® line of devices includes the Acrogrip®, Acropinch® and PSSD®, all of which received 510(k) clearance by the FDA in the 1990’s.  Acrogrip® was cleared under the name Digi-Grip Sensor, Acropinch® was cleared as Pinch Sensor and PSSD® as the NK Pressure-Specified Sensory Device.

In 2007, Axogen began to process and distribute its Avance® Nerve Graft pursuant to Section 361 of the PHS Act and 21 CFR Part 1271 Human Cells, Tissues, and Cellular and Tissue Based Products controls. Such action was based on Axogen’s good faith belief that Avance® Nerve Graft product was an HCT/P tissue product regulated solely under Section 361. From October 2008 through early 2010, Axogen was in communication with the FDA concerning the regulatory status of the Avance® Nerve Graft product. In April 2010, in response to a Request For Designation filed by Axogen, the FDA determined that Avance® Nerve Graft was a biologic product that would be reviewed and regulated by the U.S. FDA Center for Biologics Evaluation and Research (“CBER”) under the requirements of Section 351 of the PHS Act. Section 351 requires, among other things, an approved license to market a biological product.

Axogen met with CBER in July 2010 and, between July 2010 and November 2010, provided information to CBER that resulted in the FDA issuing a letter stating the agency’s intent to exercise enforcement discretion with respect to the continued introduction or delivery for introduction into interstate commerce of Avance® Nerve Graft assuming that certain conditions are met relating to the transition of Avance® Nerve Graft from regulation as an HCT/P under Section 361 to a biological product under section 351 of the PHS Act. Specifically, the FDA is permitting Avance® Nerve Graft to be distributed, subject to FDA enforcement discretion, provided that:

•

Axogen transitions to compliance with Section 501(a)(2)(B) of the FD&C Act, the current Good Manufacturing Practice, or cGMP, regulations in 21 CFR Parts 210 and 211 and the applicable regulations and standards in 21 CFR Parts 600-610 prior to initiation of a phase 3 clinical trial; designed to demonstrate the safety, purity, and potency of Avance®    Nerve Graft.

o

Axogen has performed several gap analyses of its quality system for compliance with 21 CFR Parts 210/211 and 600-610 regulations.  The gap analyses have identified areas in which our quality system could improve with respect to compliance to the regulations.  The transition is in process and we periodically review the 21 CFR Parts 210/211 and 600-610 regulations to ensure that we create and implement appropriate changes, including new quality procedures.  Through our internal auditing process, we periodically assess our compliance to the regulations.  As Axogen completes the phase 3 clinical trial and eventual BLA submission, we will retain an external audit firm with experience in auditing to 21 CFR Parts 210/211 and 600-610 regulations to verify quality system compliance to the regulations. The associated costs for these activities are not material and the Company believes it can appropriately implement all necessary changes.

•	Axogen conducts a phase 3 clinical trial to demonstrate safety, purity and potency of Avance® Nerve Graft under a Special Protocol Assessment (“SPA”).

o

Axogen and the FDA agreed to the SPA in August 2011 and in accordance with FDA regulations in 21 CFR § Part 312, Axogen submitted an Investigational New Drug Application (“IND”) to the FDA in April 2013.  The IND was approved and became effective in March 2015 and the phase 3 clinical trial was initiated in the second quarter of 2015.    The study completed initial enrollment in January 2019.  As required by the SPA and agreed to by FDA and Axogen, an independent statistical analysis was conducted to determine if greater study enrollment is appropriate to maintain the planned statistical power of the trial.  Axogen is working with the FDA to review the interim analysis findings and obtain agreement on whether the study enrollment is concluded or the study should remain open for further enrollment.

•	Axogen continues to comply with the regulations and standards under 21 CFR Part 1271.

o

Axogen was audited by the FDA at its processing facility in March 2013, March 2015 and October 2016 and its Distribution Facility in October 2015.  The quality system was found to be in compliance with 21 CFR Part 1271 and no FDA Form 483 observations were issued.

o

In February 2018. Axogen was audited by the FDA with respect to its Medical Device Quality System under 21 CFR Part 820 and its Human Tissue Quality System under 21 CFR Part 1271.  Such audit resulted in two Form 483 observations on general procedures on the Medical Device regulations and no Form 483 observations as to the Human Tissue Quality System.  Axogen has taken corrective action to correct these observations and the FDA has accepted the corrective action plan.

 oIn November 2018, Axogen was audited by the FDA with respect to its Human Tissue Quality System under 21 CFR Part 1271.  Such audit resulted in one Form 483 observation on tissue tracking.  Axogen has taken corrective action to correct this  observation and the FDA has accepted the corrective action plan.

•	Axogen continues to exercise due diligence in executing its requirements under the transition program.

Axogen is working to ensure compliance with the applicable regulations through ongoing discussions with the FDA regarding the transition of the quality system to 21 CFR Parts 210/211 and 600-610 compliance with the FDA and through audits for compliance to 21 CFR Part 1271 and amendments to the IND providing updates to the phase III clinical trial. The final determination of regulatory compliance will be made by the FDA during the pre-license inspection as part of the BLA review.  If the FDA does not find Axogen to be in compliance, or if Axogen is unable to meet the required standards for preclinical studies, clinical studies and Chemistry, Manufacturing, and Controls, the approval of the BLA would be delayed or denied.

The FDA will end the period of enforcement discretion upon a final determination of Axogen’s future BLA submission or if prior to the BLA submission, the FDA finds that Axogen does not meet the conditions for the transition plan, or is not exercising due diligence in executing the transition (e.g., study completion, or BLA submission is neither timely nor adequate). If final action on the BLA is negative or Axogen is found to not meet the conditions for the transition plan or its execution, Axogen will not be able to continue to distribute the Avance® Nerve Graft. Axogen continues to work diligently to execute the transition plan, including maintaining regular communication with the FDA, and, in this context, continues to distribute Avance® Nerve Graft.

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

The Food and Drug Administration Safety and Innovation Act, referred to herein as FDASIA (Public Law 112-144), which was signed into law on July 9, 2012, amended the FD&C Act. FDASIA includes the Prescription Drug User Fee Amendments of 2012 which authorizes the FDA to continue to collect the following user fees from applicants who submit certain new drug and biological product applications and supplements:

•

Application Fee: Each new BLA has a fee required upon submission. For Axogen fiscal year 2019, this fee for a BLA requiring clinical data is $2.6 million. The fee is adjusted each year so we cannot provide an accurate estimate of what our fee will be upon submission of our BLA. For small companies (fewer than 500 employees and no other approved biologic product on the market) submitting its first application, a waiver of the application fee is available.

•

Axogen Program Fee:    A program fee is assessed for each strength or potency in which the approved (non-revoked, non-suspended) product is manufactured in final dosage form.  The program fee is based on an estimate of the number of products that would be subject to, and for which the companies would pay, program fees.  The program fee is determined by dividing the adjusted total fee revenue from program fees by the number of estimated products (based on previous year’s program fees) subject to the program fee (excluding program fee waivers and reductions granted by the FDA).  For Axogen fiscal year 2019, the program fee has been established at $310,000.  Axogen may have to pay a program fee after BLA approval.

In September 2018 the FDA granted a Regenerative Medicine Advanced Therapy (RMAT) designation for Avance® Nerve Graft. A regenerative medicine therapy is eligible for the designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such a disease or condition. The RMAT designation provides access to a streamlined approval process for regenerative medicine technologies and ensures continued informal meetings with the FDA in support of the BLA for Avance® Nerve Graft.

The Company believes that any future, competitive peripheral nerve allograft would be required to follow the standard pathway for biologic licensing, which typically entails multiple clinical trials and takes many years. The FDA provided updated guidance in December 2017 which made clear that any processing that alters the biological characteristics of peripheral nerve tissue would be considered more than minimal manipulation, and therefore require a BLA prior to marketing.

The Company has maintained a collaborative dialogue with the FDA and will continue to work closely with the FDA as it progresses towards its BLA submission. Upon BLA approval, Avance® Nerve Graft we believe we will have 12 years of data exclusivity with regard to potential biosimilars.

FDA — General

FDA regulations govern nearly all the activities that Axogen performs, or that are performed on its behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses. The activities the FDA regulates include the following:

•	product design, development and manufacture;
•	product safety, testing, labeling and storage;
•	pre-clinical testing in animals and in the laboratory;
•	clinical investigations in humans;
•	premarketing clearance, approval, or licensing;
•	record-keeping and document-retention procedures;
•	advertising and promotion;
•	the import and export of products;
•	product marketing, sales and distribution;
•	post-marketing surveillance and medical device reporting, including reporting of deaths, serious injuries, communicable diseases, device malfunctions or other adverse events; and
•	corrective actions, removals and recalls.

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

Biosimilar Biological Products

A regulatory approval pathway for biosimilars was established by The Biologics Price Competition and Innovation Act (“BPCIA”), as part of the Patient Protection and Affordable Care Act of 2010. An important component of the legislation specified that a manufacturer of a reference biological product would be granted 12 years of non-patent data exclusivity before a biosimilar could be approved for marketing in the US. An application for a biosimilar product may not be submitted to FDA until four years after the approval date of the BLA for the reference biological product. BPCIA provides for an abbreviated licensure process for a biosimilar, i.e., a biological product that is highly similar to an FDA-approved biological product, known as a reference product, and has no clinically meaningful differences compared to the reference product in terms of safety, purity and potency.  At its discretion, the FDA can waive a requirement for any required element in an application for a biosimilar product. In addition, the legislation distinguished approval of a biosimilar from approval of such a product as a substitute for the reference biological products. Where a product is approved as a biosimilar and additionally approved as a substitute for the reference biologic, it is considered an interchangeable product. Approval as interchangeable requires that the product is biosimilar and can be expected to produce the same clinical results as the reference product in any given patient, and if intended for repeat dosing, a demonstration that the risk in terms of safety or diminished efficacy of alternating or switching between the use of the interchangeable and reference product is not greater than the risk of using the reference product without such alternating or switching. Interchangeable products can be substituted for a reference product without intervention of the prescribing healthcare provider.  Most states have enacted or are considering laws that regulate the use and substitution of biosimilar and interchangeable products.   For example, Virginia requires licensure as interchangeable by the FDA for a pharmacist to dispense a biosimilar in place of a prescribed biological product (Virginia § 54.1-3408.04).

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

Post-Approval Requirements

After regulatory approval of a product is obtained, Axogen will be required to comply with a number of post-approval requirements. For example, as a condition of approval of a BLA, the FDA may require post marketing testing and surveillance to monitor the product’s continued safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records, to report certain adverse reactions and production problems such as biologic deviation reports to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations as well as the manufacturing conditions of approval set forth in the BLA. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP regulations, which impose certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Axogen Clinical Trials

Axogen has an active clinical research program to gather data on Avance® Nerve Graft.  Axogen has completed two clinical studies and is performing two ongoing clinical studies. The ongoing studies are “A Multicenter Retrospective Study of Avance® Nerve Graft Utilization, Evaluations and Outcomes in Peripheral Nerve Injury Repair (“RANGER®”)” and “A Multicenter, Prospective, Randomized, Patient and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”)”. Completed studies are “A Multicenter, Prospective, Randomized, Comparative Study of Hollow Nerve Conduit and Avance® Nerve Graft Evaluation Recovery Outcomes of the Nerve Repair in the Hand (“CHANGE”)” and a pilot study to evaluate the use of Avance® Nerve Graft in the reconstruction of nerves following prostatectomy.

Axogen will continue to accept patients in the RANGER® clinical study, a utilization registry of Avance® Nerve Graft. Five publications and more than 60 scientific conference presentations have been generated to date from the registry.  The RANGER® Study is an observational study in current enrollment. It is designed to allow enrollment of up to a total of 5,000 subjects over the next several years. The follow-up for the RANGER® Study is standard of care with a target of up to 36 months post peripheral nerve repair. At the time of the BLA submission, Axogen will submit an interim report in the BLA for the enrolled subjects. In 2013, a Matched Autograft and Tube Conduit Case Control Cohort Arm of RANGER® (“MATCH”) comparative arm was added.  Subjects treated with Avance® Nerve Graft were matched to the peripheral nerve autograft or tube conduit treated groups based on size of gap length. We anticipate having approximately 300 subjects treated with peripheral nerve autograft and/or tube conduit in the comparative arm.

Axogen created  an additional RANGER® Study arm called Sensation Neurotization Outcomes for Women (“Sensation-NOW”).  This registry cohort is designed to assess breast sensation following reconstruction with or without neurotization.  The study is currently enrolling and is designed to enroll up to 2,000 subjects who have undergone mastectomy and breast reconstruction.

Axogen has worked with leading institutions, researchers and surgeons to support innovation in the field of surgical peripheral nerve repair.  Axogen believes that RANGER® is currently the largest multi-center observational clinical study conducted in peripheral nerve gap repair.  Axogen’s ongoing RECON study will also continue our clinical work, providing a new multi-center, prospective, randomized, clinical study on Avance® Nerve Graft. The January 2012 edition of Microsurgery, November 2012 edition of The Journal of Hand Surgery June 2015 edition of Journal of Reconstructive Microsurgery and the January 2017 edition of HAND, each contain an article summarizing RANGER® study results (Brooks, et al. Processed nerve allografts for peripheral nerve reconstruction: A multicenter study of utilization and outcomes in sensory, mixed, and motor nerve reconstructions. Microsurgery, 2012 Jan; 32(1): 1-14; and Cho, et al. Functional outcome following nerve repair in the upper extremity using processed nerve allograft. J Hand Surg Am 2012 Nov; 37(11):2340-9 and Rinker, et al. Outcomes of short-gap sensory nerve injuries reconstructed with processed nerve allografts from a multicenter registry study. J Reconstr Microsurg 2015 Jun; 31(5):384-90).  Brooks et al. reported on 55 Avance® Nerve Graft nerve repairs and resulted in meaningful motor and sensory recovery in 87% of nerve transections between 5 and 50 mm.  Cho et al. showed that Avance® Nerve Graft provided 89% meaningful recovery for digital nerve injuries, and 80% meaningful recovery for motor function in mixed and motor nerve injuries. An expanded data milestone was presented at the 5th Vienna Symposium on Surgery of Peripheral Nerves in June 2014 and such expanded RANGER® data provides that of the injuries repaired with the Avance® Nerve Graft 90%, 80% and 87% achieved meaningful recovery for gap lengths of 5-14 mm, 15-29 mm and 30-65 mm, respectively. Rinker et al. reported on a subgroup from the RANGER® registry on sensory recovery of short-gap digital nerve repairs between 5-15 mm using Avance® Nerve Graft.  The study cohort included 24 subjects with 37 digital nerve repairs. Outcomes analysis demonstrated meaningful levels of sensory recovery. No implant related adverse experiences were reported in any of such reports.  In a second publication, Rinker et al. reported on a subgroup from RANGER® with nerve gaps >25 mm.  They found that in the population of 28 subjects, meaningful sensory recovery was reported in 86% of the repairs.  Isaacs and Safa reported on a subgroup of subjects with large diameter nerve injuries repaired with Avance® Nerve Graft.  The study included 15 nerve repairs with 4-5 mm diameter Avance® Nerve Grafts.  Outcomes analysis found that meaningful levels of sensory and motor function were achieved and no safety concerns were reported.

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

The RECON study is a prospective, randomized, controlled, patient and evaluator blinded, comparative study of Avance® Nerve Graft and Collagen Nerve Cuffs in the repair of peripheral nerve transections.  The study is a non-inferiority study designed to assess the outcome of peripheral nerve repair originally in approximately 170 subjects in up to 20 centers. Subjects will be followed over the course of 12 months to assess safety and efficacy outcomes with assessments being performed at various defined intervals up to 12 months.  The study completed initial subject enrollment in January 2019. No outcome data is available at this time.  As required by the SPA and agreed to by FDA and Axogen, an independent statistical analysis was conducted to determine if greater study enrollment is appropriate to maintain the planned statistical power of the study.  Axogen is working with the FDA to review the interim analysis findings and obtain agreement on the next phase of the study.    See Risk Factors - Clinical trials can be long, expensive and results are ultimately uncertain, which could jeopardize Axogen’s ability to obtain regulatory approval and continue to market its Avance® Nerve Graft product.

CHANGE was a prospective randomized controlled pilot study of nerve cuffs and Avance® Nerve Graft for the reconstruction of peripheral nerve transections in male and female subjects that sustained injury to at least one nerve in the hand, distal to the superficial palmar arch that after resection resulted in a nerve gap of >5 mm and ≤20 mm. The study results were published by Means et al in the June 2016 edition of HAND.  The authors randomized 23 participants with 31 digital nerve injuries. Sixteen participants with 20 repairs had at least six months of follow-up while 12-month follow-up was available for 15 repairs. There were no significant differences in participant and baseline characteristics between treatment groups. The average static two point discrimination (s2PD) for the Avance® Nerve Graft was 5 ± 1 mm (n = 6) compared with 8 ± 5 mm (n = 9) for hollow conduits. All injuries randomized to processed nerve allograft returned some degree of s2PD as compared with 75% of the repairs in the conduit group. The authors concluded that in this pilot study, patients whose digital nerve reconstructions were performed with processed nerve allografts had significantly improved and more consistent functional sensory outcomes compared with hollow conduits.

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

ASM-CP-001 is a registry study to evaluate the role of Avive® Soft Tissue Membrane in the management of nerve injury following acute trauma.  The study is designed to collect safety, functional and healthcare economic outcomes data in a select set of acute trauma injuries.  The study is currently designed to enroll up to 200 subjects.

Axogen is conducting REPOSE™, a two-phase study comparing standard neurectomy to Axoguard® Nerve Cap, a porcine small intestine submucosa-based nerve termination cap which leverages Axogen’s patented chambered technology to aid in the management of symptomatic or painful neuroma.  The first phase will include approximately 15 subjects in a non-randomized pilot, while the second phase is a prospective, randomized controlled study planned to enroll up to 101 subjects, with approximately 15 in the open pilot phase followed by 86 in the randomized phase. The study will assess pain scores, quality of life and health outcomes over a 12-month follow-up period. Enrollment has been initiated.

In addition to these clinical research programs, Axogen is developing additional clinical trials in peripheral nerve repair, mixed and motor nerve repair, breast neurotization and pain.

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

Pervasive and Continuing Regulation

There are numerous regulatory requirements that apply after a product is cleared or approved. For medical devices, these include, but are not limited to: the FDA’s regulations for device labeling (21 CFR Part 801), medical device reporting (21 CFR Part 803), reporting of corrections and removals (21 CFR Part 806), establishment registration and device listing requirements (21 C.F.R. Part 807); and compliance with the Quality System Regulation (“QSR”) per 21 CFR Part 820.  Distribution of medical devices is also subject to license/registration requirements in some states.  For tissue and biologic products, the regulatory requirements include: the FDA’s registration and listing requirements, donor eligibility requirements and compliance with Good Tissue Practices (“GTP”) in 21 CFR Part 1271 for human tissue products, compliance with the FDA’s cGMP in 21 CFR Parts 210, 211, and 600 for licensed biological products, and postmarket BLA requirements (21 CFR Part 601). Among other things, these regulations require manufacturers, including third party manufacturers to:

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

Axogen has not received any reports of adverse events concerning the Avance® Nerve Graft or Avive® Soft Tissue Membrane products.  Six adverse events have been reported for the Axoguard® products (one each in 2013, 2014, 2015 and 2016 and two in 2017). Axogen reported two (2) biological deviations in 2018 for quality system issues related to human tissue distribution (no patient safety issues were involved).  Axogen has not had to submit any Medical Device Reports (“MDRs”) or tissue adverse reaction reports to the FDA. Cook Biotech submitted a MDR for the Axoguard® adverse events in 2013, 2014, 2015, 2016 and 2017.  Although Axogen’s Axoguard® products have had just six adverse events reported to date, there may have been other incidents, including patient deaths, which may have occurred during procedures utilizing Axogen’s products without Axogen being aware of any such incidents.  In addition, there can be no assurance that in the future Axogen’s products will not cause or contribute to an adverse event that would require Axogen to submit MDRs, biological deviation reports, or tissue adverse reaction reports to the FDA.

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

Failure by Axogen or by Axogen’s suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other federal or state authorities, which may include any of the following sanctions, among others:

•	warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications, repair, replacement, refunds, recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	suspension or termination of our clinical trials;
•	refusing our PMA or BLA for new products, new intended uses or modifications to existing products;
•	withdrawing or spending premarket approvals that have already been granted; and
•	criminal prosecution.

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

Fraud, Abuse and False Claims

Axogen is directly and indirectly subject to various federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the U.S. Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued a series of regulations, known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute for activities that fit within a safe harbor. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG, and are at risk activities unless a favorable advisory opinion is obtained from the OIG.

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

AdvaMed is one of the primary voluntary U.S. trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. Axogen has incorporated the principles of the AdvaMed Code in its standard operating procedures, sales force training programs, and relationships with doctors. Key to the underlying principles of the AdvaMed Code is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to fair market value for legitimate services provided and payment of modest meal, travel and other expenses for a healthcare professional under limited circumstances. Axogen has incorporated these principles into its relationships with healthcare professionals under its consulting agreements, payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third party conferences. In addition, Axogen has conducted and will continue to conduct training sessions on these principles.  Finally, the Sunshine act, as defined below, imposes additional  reporting and disclosure requirements on Axogen for any “transfer of value” made or distributed to physicians and teaching hospitals, as well as reporting of certain physician ownership interests.  Axogen cannot provide any assurance that regulatory or enforcement authorities will view its relationships with physicians or policies as being in compliance with applicable regulations and laws.

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

Cook Biotech is responsible for all regulatory filings for the Axoguard® Connector and Protector products including international registrations. Axogen works with Cook Biotech by providing the countries for Cook to register or get approval for these Axoguard® products. Cook Biotech prepares the product filing documentation and submits this documentation to the Ministry of Health (“MOH”) for the country. Each country or region has its own regulations and the documentation required for submission varies. It typically takes less than nine months from the initiation of the project to obtain clearance in a given country or region. To date, the Axoguard® Connector and Protector product lines were registered in May 2013 in Canada for distribution and in April 2013 the product lines were awarded the CE Mark allowing distribution into the E.U. and other countries that accept the CE Mark.  However, Cook Biotech is currently renewing the Axoguard® products CE Mark and until such renewal, Axogen is able to sell only those Axoguard® products that are currently in inventory in the E.U., which inventory may not be sufficient to satisfy all product sales prior to obtaining the renewal.

The British and E.U. negotiators have reached a draft agreement concerning the UK’s transition from its current E.U. membership which ends on December 31, 2020.  During such time, E.U. Law will remain applicable thus the placement on the market of medical devices may continue uninterrupted on both sides of the English Channel and the notified body certificates will remain valid.    Axogen registers its human tissue products in each individual E.U. country and each distributor in the UK has import authority for Axogen’s human tissue product.  In the event of a no deal or deal Brexit, it is expected that a licensed UK establishments that import or export tissues or cells will need written agreements with the relevant E.U. licensed establishments to continue importing and exporting with the E.U.  As Axogen ships directly to the UK from the U.S., we would expect no delay in shipment of human tissue products into the UK.  Further, the RANGER® clinical trial being performed at select hospitals in the UK would not be affected by Brexit as long as the products come directly from the U.S.

Tissue products are not currently regulated under the CE Mark

Axogen is responsible for all regulatory filings for Avance® Nerve Graft and Avive® Soft Tissue Membrane including international registrations.  To obtain approvals Axogen will prepare the product filing documentation and submit this documentation to the Ministry of Health (“MOH”) for a country.

Although some standards of harmonization exist, each country in which Axogen conducts business has its own specific regulatory requirements. Axogen procures and processes its tissue for the Avance® Nerve Graft and Avive® Soft Tissue Membrane in the U.S., and markets the Avance® Nerve Graft in Canada, United Kingdom, and certain other countries under compliance with the individual country regulations.  These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. Axogen will review the regulations at the time of submission of the product dossier for regulatory review. This review involves reviewing the appropriate MOH regulations, discussion with in-country distributors and use of consultants. It typically takes less than nine months from the initiation of the product to develop a product dossier (specific for that country), submission of the documentation and MOH review of the product filing. While Axogen believes that it is in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not negatively impact Axogen’s operations.  Avive® Soft Tissue Membrane is currently available in the U.S. and has received regulatory registration allowing for distribution in both Canada and Austria.

The FDA and international regulatory bodies conduct periodic compliance inspections of Axogen’s U.S. processing facilities. Axogen’s operations are registered with CBER, as a tissue establishment. Axogen is also accredited by the AATB and is licensed in the states of Florida, New York, California, Maryland, Delaware, Oregon and Illinois. Axogen believes that worldwide regulation of tissue products is likely to intensify as the international regulatory community focuses on the growing demand for these implant products and the attendant safety and efficacy issues of recipients. Changes in governing laws and regulations could have a material adverse effect on Axogen’s financial condition and results of operations. Axogen management further believes that it can help to mitigate this exposure by continuing to work closely with government and industry regulators.

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

LecTec was organized in 1977 as a Minnesota corporation and went public in December 1986.  Prior to the Merger, LecTec was an intellectual property licensing and holding company. LecTec held multiple domestic and international patents based on its original hydrogel patch technology and filed patent applications on a hand sanitizer patch. LecTec also had a licensing agreement with Novartis Consumer Health, Inc.  LecTec took legal action to protect its IP and settled all of its litigation prior to the Merger and Axogen, subsequent to the Merger, continued to hold LecTec IP until it expired.

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

Employees

At December 31, 2018,  Axogen had 297 total employees, including 19 part-time employees and 278 full-time employees.  Of the full-time employees, 27 employees work in administration, information technology and finance, 54 employees work in manufacturing and quality control, 39 employees work in research and development and regulatory and 158 employees work in sales and marketing.  As of the date of this annual report on Form 10-K Axogen has not had a work stoppage and no employees are represented by a labor union.  Axogen believes its relationship with its employees is satisfactory.

Executive Officers of the Registrant

The following table lists the names and positions of the individuals who are, as of February 28, 2019, executive officers of Axogen:

Name	Title
Karen Zaderej	Chairman, Chief Executive Officer and President
Peter J. Mariani	Chief Financial Officer
Gregory G. Freitag, JD, CPA	General Counsel and Director
Eric A. Sandberg	Chief Commercial Officer
Mark Friedman, Ph.D.	Vice President of Regulatory Affairs and Quality Assurance
David Hansen	Vice President of Finance and Treasurer
Maria Martinez	Chief Human Resources Officer
Isabelle Billet	Chief Strategy and Business Development Officer
Erick DeVinney	Vice President of Clinical and Translational Sciences
Mike Donovan	Vice President of Operations
Angelo G. Scopelianos, Ph.D.	Vice President of Research and Development

Biographical information for each of our executive officers is included below.

Karen Zaderej, Chairman, Chief Executive Officer and President (Age 57)

Ms. Zaderej has served as Axogen’s President, Chief Executive Officer, a member of our board of directors (the “Board of Directors”) since September 2011 and became the Chairman of our Board of Directors in May 2018. She has served as the Chief Executive Officer of Axogen, and a member of Axogen’s board of directors since May 2010. Ms. Zaderej joined Axogen in May 2006 and served as Vice President of Marketing and Sales from May 2006 to October 2007 and as Chief Operating Officer from October 2007 to May 2010. From October 2004 to May 2006, Ms. Zaderej worked for Zaderej Medical Consulting, a consulting firm she founded, which assisted medical device companies in building and executing successful commercialization plans. From 1987 to 2004, Ms. Zaderej worked at Ethicon, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, and research & development, as well as ran a manufacturing business. Ms. Zaderej is a Director of Viveve Medical, Inc., a public women's intimate health company and SEBio, a non-profit supporting the life science industry in the southeastern United States.  Ms. Zaderej has a MBA from the Kellogg Graduate School of Business and a BS in Chemical Engineering from Purdue University.

Peter Mariani, Chief Financial Officer (Age 55)

Mr. Mariani, has been Axogen’s Chief Financial Officer since March of 2016.  Prior to joining Axogen, he served as Chief Financial Officer of Lensar, Inc, a privately held laser refractive cataract surgery company, from July 2014 through January 2016, which was sold in December 2015.  From June 2011 to June 2014 Mr. Mariani served as Chief Financial Officer of Hansen Medical, a publicly traded medical device company developing robotic solutions for intravascular procedures.  From 2007 through 2010 Mr. Mariani served as Chief Financial Officer for two privately held companies: Harlan Laboratories (2007 – 2009); and BMW Constructors (2009 – 2010).  From 1994 through 2006 Mr. Mariani served in various senior financial roles with Guidant Corporation, a publicly traded leader in the development and sale of medical devices for the treatment of cardiovascular disease.  Mr. Mariani began his career with Guidant Corporation as Director of Corporate Financial Reporting where he supported the initial public offering of Guidant Corporation and ultimately served as Vice President, Controller and Chief Accounting Officer.  Mr. Mariani’s experience at Guidant Corporation included two years as Director of Financial Reporting, Guidant Vascular Intervention in Santa Clara, California, and four years in Tokyo, Japan, mostly as Vice President Finance and Administration where he helped to facilitate the conversion and scale of the Japan business from a distributor network to a direct sales and marketing organization.  Following the 2006 sale of Guidant Corporation to Boston Scientific Corporation, Mr. Mariani co-led the initial integration of the two companies.  From 1987 to 1994, Mr. Mariani worked with Ernst and Young,

LLP, where he served a diverse client base as a Certified Public Accountant.  Mr. Mariani received a Bachelor of Science Degree in Accounting from Indiana University.

Gregory G. Freitag, JD, CPA, General Counsel and Director (Age 57)

Mr. Freitag, JD, CPA, has been Axogen’s General Counsel and a member of our Board of Directors since September 2011.  He was Axogen’s Chief Financial Officer from September 2011 to May 2014 and August 2015 to March 2016, and its Senior Vice President Business Development from May 2014 to October 2018. He was Chief Executive Officer, Chief Financial Officer and a board member of LecTec Corporation, an IP licensing and holding company that merged with Axogen in September 2011, from June 2010 through September 2011.  From May 2009 to the present, Mr. Freitag has been a principal of FreiMc, LLC, a healthcare and life science consulting and advisory firm he founded that provides strategic guidance and business development advisory services. Prior to founding FreiMc, LLC, Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in its business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005. Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag is also a director of the Foundation Board of Fairview Health Services, a health care system in Minnesota, and PDS Biotechnology Corporation, a private, clinical stage biopharmaceutical company developing immunotherapies for cancer and other disease areas such as infectious disease.  Mr. Freitag holds a JD from the University of Chicago and a BA Economics & Business and Law & Society from Macalester College, Minnesota.

Eric A. Sandberg, Chief Commercial Officer (Age 54)

Mr. Sandberg has served as Axogen’s Chief Commercial Officer since January 2019.  From 2016 until joining Axogen, he served as the Chief Executive Officer of Visura Technologies, Inc., a cardiologist-founded medical device company.  From 2016 until 2018, Mr. Sandberg served as the Chief Business Officer of Rhythm Therapeutics, Inc., an electrophysiologist-founded preclinical biotechnology company.  From 2014 until 2016, he served as the President and Chief Executive Officer of Tangent Medical Technologies, Inc., a medical device company.  Mr. Sandberg also served as Senior Vice President, Sales at CardioDx, Inc., a molecular diagnostics company, from 2008 until 2013.  Prior to joining CardioDx, Inc., Mr. Sandberg worked at Russell Reynolds Associates and held leadership positions across sales, marketing, corporate accounts, and business development at Guidant Corporation and Boston Scientific.  Mr. Sandberg currently serves as an observer on the Board of Directors of Visura Technologies, Inc.  Mr. Sandberg earned an MBA from Harvard Business School and a Bachelor of Science degree in mechanical engineering from Bradley University in Peoria, IL.

Mark Friedman, Ph.D., Vice President of Regulatory Affairs and Quality Assurance(Age 61)

Dr. Friedman has served as Axogen’s Vice President of Regulatory Affairs and Quality Assurance since November 2011. He has also served as Axogen’s Director of Quality Assurance and Regulatory Affairs from September 2006 to June 2011. Prior to joining Axogen, Dr. Friedman held several regulatory and quality leadership positions at Enable Medical Corporation, a medical device company, including Director of Quality Assurance from 1997 to 1998 and Vice President of Quality and Regulatory from 1998 to 2001 and from 2004 to 2005. Dr. Friedman also worked for AtriCure, Inc., a company that develops, manufactures and sells surgical ablation systems to treat atrial fibrillation, as Vice President of Quality and Regulatory from 2001 to 2004 and as Vice President of Operations in 2004. AtriCure acquired Enable Medical in 2005. Dr. Friedman has over 25 years of experience in developing and directing regulatory strategy and quality systems for medical products, including 15 years with start-up medical product firms. Dr. Friedman has a Ph.D. in Chemistry specializing in protein biochemistry from the University of Cincinnati. Dr. Friedman sits on various agency committees for the Alliance of Regenerative Medicine, Medical Device Manufacturer’s Association and American Association of Tissue Banks, working on improving regulatory laws and standards for regenerative products and medical devices.

David Hansen, Vice President of Finance and Treasurer (Age 58)

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

Maria Martinez, Chief Human Resources Officer (Age 50)

Ms. Martinez has served as Axogen’s Chief Human Resources Officer since October 2018.  From January 2018 until joining Axogen as Chief Human Resources Officer, Ms. Martinez provided consulting services related to human resources through her consulting firm MDM Consulting Services, LLC. Prior to founding MDM , she was Chief Human Resources Officer at HSNi, a $3.5B interactive multichannel retailer overseeing nearly seven thousand employees in nine locations.  Ms. Martinez joined HSNi in July 2010 and served as SVP Talent Management until she assumed the role of Chief Human Resources Officer.  Prior to joining HSNi, Ms. Martinez was Vice President of Human Resources with Laser Spine Institute, LLC., a minimally invasive spine surgery company, having started with them in 2008.  From 2007 to 2008,  she worked at Bausch + Lomb, Inc. where she served as Director, Human Resources US Pharmaceuticals and, from 2005 to 2007,  Ms. Martinez was Sr. Director, Human Resources Corporate with Darden Restaurants, Inc.  Prior to 2005, Ms. Martinez held positions related to the field of human resources.

Ms. Martinez has a  Master of Science in  Industrial/Organizational Psychology from the Florida Institute of Technology, Melbourne, FL and a Bachelor of Science in Psychology; Bachelor of Arts in French, Minor in Italian from the University of South Florida, Tampa, FL.

Isabelle Billet, Chief Strategy and Business Development Officer (Age 57)

Ms. Billet has served as Axogen’s Chief Strategy and Business Development Officer since October 2018.  From July 2013 until joining Axogen as Chief Strategy and Business Development Officer,  Ms. Billet worked for IBHC Advisors LLC, a consulting firm she founded which assisted medical device companies in their organic and inorganic growth strategies and supported private equity firms on their investment strategy and due diligence.  From 2010 to 2013, Ms. Billet worked at Cardinal Health, Inc where she served as Senior Vice President of Marketing and Innovation for the Medical segment focusing on their private brand portfolio development. From 2005 to 2010, she was Vice President Marketing and New Business Development for C.R. Bard Medical division. She worked for Johnson and Johnson from 1992 to 2005, splitting her tenure between Advanced Sterilization Products and Ethicon, Inc in positions of increasing responsibilities in marketing and new business development in France, Europe and US. Ms. Billet spent the first 7 years of her career as the head pharmacist and material manager for a private hospital in France.  Ms. Billet is a member of the Clinical Innovations Board of Directors, a medical device company exclusively focused in Labor and Delivery and Neonates Intensive Care. She has an MBA from EM Lyon Business School, France and Cranfield School of Management, UK and a Doctorate in Pharmacy from Montpellier University in France.

Erick DeVinney, Vice President of Clinical and Translational Sciences (Age 44)

Mr. DeVinney has served as Axogen’s Vice President of Clinical and Translational Sciences since January 2014. From April 2007 until January 2014, Mr. DeVinney was the Director of Clinical and Translational Sciences for Axogen. Erick has over 14 years of experience in the successful planning and management of clinical development.  Prior to joining Axogen Mr. DeVinney served as Manager of Clinical Operations for Angiotech Pharmaceuticals from 2005 to 2007 and Clinical Program Lead for Pharmaceutical Research Associates International from 2001 to 2005.  Mr. DeVinney has been involved in the successful submission of numerous 510(k), IDE and NDA applications.  He has a BS in Chemistry from Virginia Commonwealth University.

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

Angelo G. Scopelianos, Ph.D., Vice President of Research and Development (64)

Dr. Scopelianos has served as Axogen’s Vice President of Research and Development since September 2018.  From 2012 until joining Axogen, Dr. Scopelianos was an independent consultant specializing in medical devices. He began consulting after his retirement from a 24-year tenure at Johnson & Johnson (J&J). Angelo began at J&J in 1988 as section manager of R&D and held the escalating positions of manager of R&D, director of R&D, vice president of R&D and finally from October 2010 to September 2012 senior vice president of R&D. He joined J&J after research leadership positions at EI Dupont de Nemours in Wilmington, Delaware, and Pennwalt Corporation. Angelo received his doctorate degree in organic chemistry from Pennsylvania State University, following completion of a Bachelor of Science degree from the State University of New York—Oneonta. He holds over 35 U.S. patents and numerous international patents, and his awards include the Outstanding Science Alumni Award by Penn State University; the Scientific Leadership Award in Biomaterials Science awarded by a consortium of NJ research universities:  Rutgers University, Princeton University and NJ Institute of Technology; the Johnson & Johnson Philip B. Hofmann Award for technical achievements in scientific research; and an Honorary Doctor of Science Degree bestowed by the State University of New York.

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

Axogen has historically operated with negative cash flow from its operations. As of December 31, 2018, Axogen had an accumulated deficit of approximately $151 million. If  revenue does not increase as anticipated, then it will continue to experience negative cash flows and adverse operating conditions. Axogen’s continuing capital needs and other factors could cause the Company to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to Axogen’s shareholders. There is no assurance that Axogen will be able to secure funding on terms acceptable to it, or at all.

Axogen’s revenue growth depends on its ability to expand its sales force, increase distribution and sales to existing customers and develop new customers, and there can be no assurance that these efforts will result in significant increases in sales.

Axogen is in the process of investing in its distribution and sales channels composed of a combination of its direct sales force and independent agencies/distributors to allow it to increase distribution and sales to existing customers and reach new customers. There can be no assurance that these efforts will be successful in expanding Axogen’s revenue. Axogen currently distributes tissue and sells products directly through its sales force and indirectly through agency relationships. Axogen is engaged in an initiative to build and further expand sales and marketing capabilities. The incurrence of these expenses impacts Axogen’s operating results, and there can be no assurance of their effectiveness. If Axogen is unable to develop its sales force, increase sales to existing customers and attract new customers, it may not be able to grow revenue or maintain its current level of revenue generation.

Axogen’s revenue depends primarily on four products.

Substantially all of Axogen’s revenue is currently derived from only four products, Avance® Nerve Graft, Avive® Soft Tissue Membrane, Axoguard® Nerve Protector and Axoguard® Nerve Connector, for the treatment of peripheral nerve damage. Of these four products, the Avance® Nerve Graft represents approximately half of the Company’s total revenues.  Any disruption in Axogen’s ability to generate revenue from the distribution of tissue and sale of products will have a material adverse impact on Axogen’s business, results of operations, financial condition and growth prospects.

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

Axogen is highly dependent on its ability to recover human peripheral nerve tissue from tissue donors for its Avance® Nerve Graft product and acquire birth tissue for its Avive® Soft Tissue Membrane. The availability of acceptable donors is relatively limited, and this availability is impacted by regulatory changes, general public opinion of the donation process and Axogen’s reputation for its handling of the donation process. Media reports or other negative publicity concerning both improper methods of tissue recovery from donors and disease transmission from donated tissue, including bones and tendons, may limit widespread acceptance of Axogen’s Avance® Nerve Graft and Avive® Soft Tissue Membrane. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies and donated tissue use. Potential patients may not be able to distinguish Axogen products, technologies, and tissue recovery and processing procedures from others engaged in tissue recovery. In addition, unfavorable reports could make families of potential donors or donors themselves from whom Axogen is required to obtain consent before processing tissue reluctant to agree to donate tissue to for-profit tissue processors. Any disruption in the supply could have negative consequences for Axogen’s revenue, operating results and continued operations.

Axogen is highly dependent on the continued availability of its facilities and could be harmed if the facilities are unavailable for any prolonged period of time.

Any failure in the physical infrastructure of Axogen’s facilities, including the facility it licenses from CTS, could lead to significant costs and disruptions that could reduce its revenues and harm its business reputation and financial results. Any natural or man-made event that impacts Axogen’s ability to utilize its facilities could have a significant impact on its operating results, reputation and ability to continue operations. This includes termination of the CTS Agreement which is subject to earlier termination by either party at any time for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or without cause by Axogen upon 6 months prior notice wherebysuch notice cannot be provided until March 1, 2021. Axogen believes it can find and make operational a new licensed facility in less than six months, if required.  In addition, Axogen acquired property which is located near the CTS facility and it is expected that renovations will be completed by the termination date of the CTS Agreement to provide a new processing facility that can be included in our BLA for the Avance® Nerve Graft. However, the regulatory process for approval of facilities whether licensed or owned is time-consuming and unpredictable.   Axogen’s ability to license, renovate, rebuild or find acceptable service facilities takes a considerable amount of time and expense and could cause a significant disruption in service to its customers if it were to lose the availability of its production or distribution facilities.  Although Axogen has business interruption insurance which would, in instances other than service agreement termination, cover certain costs, it may not cover all costs nor help to regain Axogen’s standing in the market.

Axogen must maintain high quality processing of its products.

Axogen’s Avance® Nerve Graft is processed through its Avance® Process which requires careful calibration and precise, high-quality processing and manufacturing. Its Avive® Soft Tissue Membrane is also human tissue that requires skill in its processing.  Achieving precision and quality control requires skill and diligence by its personnel. If it fails to achieve and maintain these high levels of quality control and processing standards, including avoidance of processing errors, defects or product failures, Axogen could experience recalls or withdrawals of its product, delays in delivery, cost overruns or other problems that would adversely affect its business. Axogen reported two (2) biological deviations in 2018 for quality system issues related to human tissue distribution (no patient safety issues were involved) and corrective action was taken without a material adverse consequence to Axogen.  Axogen cannot completely eliminate the risk of errors, defects or failures. In addition, Axogen may experience difficulties in scaling-up processing of its Avance® and Avive® products, including problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures, and lack of skilled personnel. If Axogen is unable to process and produce its human tissue products on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if it experiences unanticipated technological problems or delays in production, its business would be adversely affected.

Delays, interruptions or the cessation of production by Axogen’s third party suppliers of important materials or delays in qualifying new materials, may prevent or delay Axogen’s ability to manufacture or process the final products.

Most of the raw materials used in the process for Avance® Nerve Graft and Avive® Soft Tissue Membrane are available from more than one supplier. However, one of the chemicals Axogen used in the processing of Avance® Nerve Graft, Triton X-200, is no longer manufactured by the original single source provider. Axogen developed and outsourced  an identical chemical replacement for Triton X-200 and validated Avance® Nerve Graft processing using that replacement. The FDA was notified of this change in August of 2018 with an IND Amendment and Axogen has transitioned to using the new supplier.  In addition, some of the test results, packaging and reagents/chemicals Axogen uses in its manufacturing process are also obtained from single suppliers. Axogen does not have written contracts with any of its single source suppliers, and at any time they could stop supplying Axogen’s orders. FDA review of a new supplier may be required if these materials become unavailable from Axogen’s current suppliers. Although there may be other suppliers that have equivalent materials that would be available to Axogen, FDA review of any alternate suppliers, if required, could take several months or years to obtain, if able to be obtained at all. Any delay, interruption or cessation of production by Axogen’s third party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay Axogen’s ability to manufacture products. In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to Axogen or incompatible with its manufacturing process, or any other problem with Axogen’s materials, testing or components, would prevent or delay its ability to process tissue. These delays may limit Axogen’s ability to meet demand for its products and delay its clinical trial, which would have a material adverse impact on its business, results of operations and financial condition.

The failure of third parties to perform many necessary services for the commercialization of Avance® Nerve Graft and Avive® Soft Tissue Membrane, including services related to recovery/acquisition, distribution and transportation, would impair Axogen’s ability to meet commercial demand.

Axogen relies upon third parties for certain recovery/acquisition, distribution and transportation services for its Avance® Nerve Graft and Avive® Soft Tissue Membrane. In accordance with product specifications, third parties ship Avance® Nerve Graft in specially validated shipping containers at frozen temperatures. If any of the third parties that Axogen relies upon in its recovery/acquisition, distribution or transportation process fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to Axogen, or encounter physical damage or natural disaster at their facilities, Axogen’s ability to deliver product to meet commercial demand may be significantly impaired.

Axogen is dependent on its relationships with independent agencies to generate revenue.

Axogen derives material revenues through its relationships with independent agencies. If certain agency relationships were terminated for any reason, it could materially and adversely affect Axogen’s ability to generate revenues and profits.   If Axogen required additional agencies it may not be able to find additional agencies who will agree to market and distribute Axogen’s products on commercially reasonable terms, if at all. If Axogen is unable to establish new agency relationships or renew certain current distribution agreements on commercially acceptable terms, its operating results could suffer.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental change. The ability of a hospital or an ambulatory surgery center (“ASC”) to pay fees for Axogen’s products depends in part on the availability of adequate coverage and reimbursement from third-party payors for either our products specifically, the procedures associated with the use of our products, or both. Providers that purchase our products generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with our products or the products themselves. Adequate coverage and reimbursement from third-party payors, including governmental payors, such as Medicare and Medicaid, therefore, is important for obtaining product acceptance and widespread adoption in the marketplace.

When our products (Avance® Nerve Graft, Axoguard® Connector, Axoguard® Protector, Avive® Soft Tissue Membrane) are used in the operating room of a hospital, they are commonly treated as general supplies utilized in surgery and the cost is included in payment to the facility for the procedure. When Avance® Nerve Graft and Axoguard® Connector are used in an outpatient setting where the nerve repair is the primary reason for the procedure, facilities may use a Category I CPT code to facilitate payment.

In January 2018, the American Medical Association created a Category I CPT code (64912) specific to nerve repair with nerve allograft (Avance® Nerve Graft) and a separate code (+64913) for each additional strand of allograft used in a procedure. Category I CPT codes are used by providers to facilitate payment to the provider (either hospital or ASC) for outpatient procedures. Additionally, Category I CPT codes are used to facilitate payment to the surgeon, for both time spent in outpatient and inpatient procedures. Prior to January 2018, there was no designated Category I CPT code for nerve repair cases that included nerve allograft.  To date, the Company has not been able to determine whether there has been either a positive or negative effect as a result of the availability of the new code.

The process for securing coding for a product or procedure is separate from the process of securing coverage and establishing a reimbursement payment rate. In the United States, coverage and reimbursement for medical devices vary among payors. In addition, payors review coverage policies on an ongoing basis and can, without notice, change or deny coverage for these new products and procedures. We estimate that commercial payors covering a significant number of U.S. covered lives have legacy non-coverage policies relating to our Avance® Nerve Graft and our Axoguard® product lines, designating these products investigational or experimental. Some commercial payors do not currently cover or reimburse our products because they have determined insufficient evidence of favorable clinical outcomes is available. Although some consider the Avance® Nerve Graft and our Axoguard® product lines investigational or experimental at this time, these payors may in the future determine sufficient evidence has been developed to cover and reimburse our products and related procedures. We are actively working to reverse these non-coverage decisions but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue similar policies, this could have a material adverse effect on our business and operations. Further, third-party payors who currently cover and reimburse customers for procedures using our products may in the future choose to decrease current levels of reimbursement or eliminate reimbursement altogether, either of which will cause our business to suffer.

The amount of reimbursement received by our customers from third-party payors is dependent generally on fee schedules established by these payors for the existing CPT codes. For governmental payors, such as Medicare and Medicaid, the fee schedule amount is determined by statutory and regulatory formulas. For commercial payors, the reimbursement amount generally is dependent upon the specific contract terms between the provider and payor. We cannot provide assurance that government or commercial payors will continue to reimburse for procedures with our products using the existing codes, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain reimbursement for the procedure at cost-effective levels when use of our products is included, this could have a material adverse effect on our business and operations. Hospitals and ASCs may not purchase our products if they do not receive payment sufficient to cover the cost of our products and related procedures. In addition, in the event that the current coding and/or payment methodology for these procedures changes, this could have a material adverse effect on our business and business operations.

Axogen may be subject to future product liability litigation which could be expensive and its insurance coverage may not be adequate.

Although Axogen is not currently subject to any product liability proceedings and it has no provision for product liability disbursements, it may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of Axogen products. Although Axogen currently carries product liability insurance in an amount consistent with industry averages, its insurance coverage and any provision it may maintain in the future for product related liabilities may not be adequate and Axogen’s business could suffer material adverse consequences.

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

Axogen products compete with autograft, hollow-tube conduits, commercially available wraps and amnion products, as well as with alternative medical procedures. For the foreseeable future, Axogen believes a significant number of surgeons will continue to choose to perform autograft procedures when feasible, despite the necessity of performing a second operation and its drawbacks. In addition, many members of the medical community will continue to prefer the use of hollow-tube conduits due in part to their familiarity with these products and the procedures required for their use. Amnion products are widely available and Axogen may not be able to distinguish the Avive® Soft Tissue Membrane from such other products so as to produce significant revenue from its distribution.  Also, steady improvements have been made in synthetic human tissue substitutes, which could compete with Axogen’s products in the future. Unlike allografts, synthetic tissue technologies are not dependent on the availability of human or animal tissue. Although Axogen’s growth strategy contemplates the introduction of new technologies, the development of these technologies is a complex and uncertain process, requiring a high level of innovation, as well as the ability to accurately predict future technology and market trends. Axogen may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing products in a timely and cost-effective manner, if at all. There can be no assurance that in the future Axogen’s competitors will not develop products that have superior performance or are less expensive relative to Axogen’s products rendering Axogen’s products obsolete or noncompetitive.  In this regard, Integra and Baxter have each announced that they will provide a new product consisting of a hollow tube conduit filled with material which they suggest is superior to their current hollow conduit products.  Due to Axogen’s limited resources, its smaller size and its relatively early stage, Axogen may face competitive challenges from these new products or existing products and barriers that are difficult to overcome and could negatively impact its growth.  Finally, a Chinese company provides a human peripheral nerve allograft in China, however, such product is not sold in markets of interest of Axogen because of Axogen’s IP protection in its identified markets.

Axogen may be unsuccessful in commercializing its products outside the U.S.

To date, Axogen has focused its commercialization efforts in the U.S., except for minor revenues in certain countries outside the U.S. Axogen intends to expand distribution and sales in these and other countries outside the U.S. and will need to comply with applicable foreign regulatory requirements, including obtaining the requisite approvals to do so. The regulatory environment for Axogen’s portfolio of products is complex.  Avance® Nerve Graft is distributed in Canada, United Kingdom, and certain other countries.  Distribution in Spain currently allows only for compassionate use and Axogen is proceeding with the regulatory submission process in Germany.  Axogen is not seeking approval for France and Italy at this time. Avive® Soft Tissue Membrane is currently available in the U.S. and select other countries for expansion.  Cook Biotech is currently renewing the Axoguard© product CE Mark and until such renewal Axogen can only sell those Axoguard products that are currently in inventory in the E.U., which inventory may not be sufficient to satisfy all product sales prior to obtaining the renewal.  In addition, the United Kingdom voted to exit the E.U. (“Brexit”) and Axogen cannot be sure what changes could occur or  the cost of regulatory compliance with both the United Kingdom and E.U.  Until such time as Axogen can obtain, if at all, the necessary registrations and approvals for its products, material expansion beyond the United States will be limited.  Finally, the cost of regulatory compliance for sales outside the U.S. can be significant and time consuming.

Additionally, Axogen will need to either enter into distribution agreements with third parties or develop a direct sales force in foreign markets. If it does not obtain adequate levels of reimbursement from third party payers outside of the U.S., it may be unable to develop and grow its revenue internationally. Outside of the U.S., reimbursement systems vary significantly by country. Many ex-U.S. markets have government-managed healthcare systems that govern reimbursement for medical devices, implants and procedures. Additionally, some ex-U.S. reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If Axogen is unable to successfully commercialize its products internationally, its long-term growth prospects may be limited.

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

Axogen’s failure to protect its technology systems and comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against Axogen, and adversely impact Axogen’s operating results.

We rely on information technology systems, including technology from third party vendors, to process, transmit and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and the increasing need to protect patient and customer information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.

In the U.S., federal and state privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information.  E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the E.U., which was formerly governed by the provisions of the E.U. Data Protection Directive, was replaced with the European Union General Data Protection Regulation (“GDPR”) in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased Axogen’s responsibility and liability in relation to personal data that Axogen processes, including in clinical trials, and Axogen may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase Axogen’s cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase Axogen’s costs of doing business. In this regard, Axogen expects that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the E.U. and other jurisdictions, and Axogen cannot determine the impact such future laws, regulations and standards may have on its business.

Axogen’s management has broad discretion in the use of Axogen’s cash and cash equivalents and, despite management’s efforts, cash and cash equivalents may be used in a manner that does not increase the value of shareholders’ investments.

Axogen’s management has broad discretion in the use of Axogen’s cash and cash equivalents, and investors must rely on the judgment of management regarding the use of such cash and cash equivalents. Management may invest Axogen’s cash and cash equivalents in short-term or long-term, investment-grade, interest-bearing securities. These investments may not yield favorable returns to shareholders. If Axogen does not invest or apply its cash and cash equivalents in ways that enhance shareholder value, Axogen may fail to achieve expected financial results, which could cause its stock price to decline.

Axogen incurs costs as a result of operating as a public company, and its management is required to devote substantial time to compliance initiatives.

As a public company, Axogen incurs legal, accounting and other expenses to comply with relevant securities laws and regulations, including, without limitation, the requirement of establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Axogen’s management devotes substantial time and financial resources to these compliance initiatives. Failure to comply with public company requirements could have a material adverse effect on Axogen’s business.  In addition, activity by shareholders or others that bring into question aspects of Axogen’s business or financial reporting, whether based on facts or baseless and contrived for individual economic gain, can have a negative impact on the price of Axogen’s stock and can result in substantial time and financial resources being expended to address the situation.

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

Neither the occurrence nor the potential impact of disasters (such as hurricanes and other natural disasters), terrorist activities and international hostilities can be predicted. However, these occurrences could impact Axogen directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region.

Axogen’s ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

Risks Related to the Regulatory Environment in which Axogen Operates

Axogen’s business is subject to continuing regulatory compliance by the FDA and other authorities which is costly and could result in negative effects on its business.

Axogen is subject to extensive regulation by foreign and domestic government entities, including compliance with regulations governing appropriate relationships with healthcare professionals, such as physicians, hospitals and those to whom and through whom we may market our products.  We are subject to various federal, state and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, false claims laws, health care fraud laws, and anti-bribery laws such as the United States Foreign Corrupt Practices Act. Violations of these laws can be punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice (“DOJ”), the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. There can also be changes to the regulations by foreign and domestic government entities that require Axogen to update or upgrade business processes or to perform additional validation activities for product or processes.  Compliance with such changes can be costly to implement or result in non-compliance, thus restricting the ability to distribute tissue or sell products that could have a material adverse effect.

Our products are also subject to regulation by the FDA in the U.S. The FDA regulates the development, clinical testing, marketing, distribution, manufacturing, labeling, and promotion of biological products, such as that of Axogen’s Avance® Nerve Graft product. The FDA requires the approval of a biological product, like Avance® Nerve Graft, through a BLA prior to marketing. Although Avance® Nerve Graft product has not yet been approved by FDA through a BLA, FDA is permitting the product to be distributed, subject to FDA enforcement discretion, provided that  Axogen: (1)  transitions to compliance with section 501(a)(2)(B) of the FD&C Act, the cGMP regulations in 21 CFR Parts 210 and 211 and the applicable regulations and standards in 21 CFR Parts 600-610 prior to initiation of a phase 3 clinical trial designed to demonstrate the safety, purity, and potency of Avance®    Nerve Graft; (2) conducts a phase 3 clinical trial to demonstrate safety, purity and potency of Avance® Nerve Graft under an SPA; (3) continues to comply with the requirements of 21 CFR Part 1271; and (4) exercises due diligence in executing the transition plan.  See “Business — Government Regulations — U.S. Government Regulation Review.”

Avive® Soft Tissue Membrane is processed and distributed in accordance with FDA requirements for Human Cellular and Tissue-based Products (HCT/P) under 21 CFR Part 1271 regulations and U.S. State regulations. The FDA also regulates medical devices, for example the Axoguard® products, and requires them to be cleared through the 510(k) premarket notification process prior to marketing. The FDA’s premarket review process for new and modified existing devices that precedes product marketing can be time consuming and expensive. Some of the future products and enhancements to such products that Axogen expects to develop and market may require marketing clearance or approval from the FDA.

There can be no assurance, however, that clearance or approval will be granted with respect to any of Axogen’s device products or enhancements of marketed products or that Axogen’s Avance® Nerve Graft will meet FDA’s requirements for continued marketing and transition to a BLA or ultimately an approved BLA.  FDA review of Axogen’s devices or biological products may encounter significant delays during FDA’s premarket review process that would adversely affect Axogen’s ability to market its products or enhancements. In addition, there can be no assurance that Axogen products, including the Avance® Nerve Graft, or enhancements will not be subject to a lengthy and expensive approval process with the FDA.

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

The FDA considers Axogen’s Avance® Nerve Graft product to be a biological product, subject to BLA approval requirements. Although the Avance® Nerve Graft product has not yet been approved by FDA through a BLA, Axogen’s Avance® Nerve Graft product is currently distributed under the controls applicable to a HCT/P pursuant to Section 361 of the Public Health Service Act and 21 CFR Part 1271 of FDA’s regulations, subject to FDA’s enforcement discretion and Axogen’s compliance with a transition plan established by the FDA.  See “Business — Government Regulations — U.S. Government Regulation Review.”  Axogen has continued to communicate with the  CBER since the acceptance of the transition plan on clinical trial design, preclinical studies, Chemistry, Manufacturing, and Controls (“CMC”) for Avance® Nerve Graft, and other issues related to the effective IND.  Subject to the FDA’s enforcement discretion, Axogen can commercially distribute Avance® Nerve Graft  until the FDA makes a final determination on an Avance® Nerve Graft BLA submission, assuming Axogen remains in compliance with the transition plan and exercises due diligence in executing the transition plan. In the event that the FDA becomes dissatisfied with Axogen’s progress or actions with respect to the transition plan or the FDA changes its position for any reason regarding its use of enforcement discretion to permit Axogen to distribute Avance® Nerve Graft product in accordance with the transition plan, Axogen would no longer be able to distribute Avance® Nerve Graft, which would have a material adverse effect on Axogen’s operations and financial viability. In addition, if Axogen does not meet the conditions of the transition plan, or fails to comply with applicable regulatory requirements, the FDA could impose civil penalties, including fines, product seizures, injunctions or product recalls and, in certain cases, criminal sanctions.  These consequences also would have a material adverse effect on Axogen’s operations and financial viability.

Axogen’s business is subject to continuing compliance to standards by various accreditation and registration bodies which is costly and loss of accreditation or registration could result in negative effects on its business.

Axogen is subject to accreditation such as that by the AATB and as a Verified-Accredited Wholesale Distributor by National Association of Boards of Pharmacy.  Axogen has registration requirements such as that with ISO 13485 registration bodies.  These accreditations and regulations can affect distribution and sale of Axogen products on a state-by-state basis, within the United States and also affects distribution and sale of Axogen products outside of the United States. The loss of accreditation or registration could keep Axogen from selling and distributing its products which may have negative effects on its business.

Axogen’s Axoguard® and Avive® products are subject to FDA and other regulatory requirements.

Axogen’s Axoguard® product line is regulated as a medical device under the FD&C Act and subject to premarket notification and clearance requirements under section 510(k) of the FD&C Act, 21 CFR Part 820 (Quality System Regulation) and other FDA regulations. Axogen distributes for Cook Biotech the Axoguard® product line and Cook Biotech is responsible for the regulatory compliance of the Axoguard® Connector and Protector product lines. Cook Biotech has obtained a 510(k) premarket clearance for Axoguard® Nerve Connector from the FDA for porcine (pig) small intestine submucosa for the repair of peripheral nerve transections where gap closure can be achieved by flexion of the extremity. Cook Biotech has also obtained a 510(k) premarket clearance for Axoguard® Nerve Protector for the repair of peripheral nerve damage in which there is no gap or where a gap closure is achieved by flexion of the extremity.  Axogen is responsible for the regulatory compliance of the Axoguard® Nerve Cap.  Axogen has obtained a 510(k) premarket clearance for Axoguard® Nerve Cap to protect a peripheral nerve end and separate the nerve from the surrounding environment and to prevent or to reduce the development of symptomatic or painful neuroma.  If Axogen or Cook Biotech fails to comply with applicable regulatory requirements, the FDA could deny or withdraw

510(k) clearance for the Axoguard® products, or impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

Avive® Soft Tissue Membrane is processed and distributed in accordance with U.S. FDA requirements for Human Cellular and Tissue-based Products (361 HCT/P) and as such, complies with 21 CFR Part 1271 regulations, U.S. State regulations and the guidelines of the American Association of Tissue Banks (“AATB”). FDA could determine that Avive® Soft Tissue Membrane should be regulated under Section 351 of the Public Health Service Act and cannot be marketed without a BLA.  If so, FDA could take enforcement action including requiring that AxoGen remove the product from the market until a BLA is approved.  If Axogen fails to comply with applicable regulatory requirements, the FDA could also impose civil penalties, including fines, product seizures or product recalls and, in certain cases, criminal sanctions.

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

If Axogen’s products are defective or otherwise pose safety risks, the FDA could require their recall or Axogen may initiate a voluntary recall of its products. The FDA may require recall of a marketed medical device product, such as the Axoguard® products, in the event that it determines the medical device presents a reasonable probability of serious adverse health consequences or death. However, most device recalls do not rise to this level of health significance and result from voluntary action. The FDA has authority to recall biological products when a batch, lot or other quantity of the product presents an imminent or substantial hazard to the public health.  However, in such circumstances, the FDA usually initially requests voluntary recalls of biological products, such as the Avance® Nerve Graft. If a company does not comply with an FDA request for a recall, the FDA can order one under the above-referenced circumstances or take other enforcement actions, such as product seizure. In addition, manufacturers may, on their own initiative, recall a product to remove or correct a deficiency or to remedy a violation of the FD&C Act that may pose a risk to health. A government-mandated, government-requested or voluntary recall could occur as a result of an unacceptable risk to health, reports of safety issues, failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls and other field corrections for any of Axogen’s products would divert managerial and financial resources and have an adverse effect on its business, results of operations and financial condition. A recall could harm Axogen’s reputation with customers and negatively affect its sales. Axogen may initiate recalls involving some of its products in the future that it determines do not require notification of the FDA. If the FDA were to disagree with Axogen’s determinations, it could request that it report those actions as recalls, and take regulatory or enforcement action against Axogen or the product.

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

In addition, the United Kingdom voted to exit the European Union (“Brexit”) and the timing and scope remain unclear. To date there is no business disruption, but Axogen cannot be sure what changes could occur..  The cost of regulatory compliance with both the United Kingdom and E.U. could be significant and time consuming.

Finally, regulations in both the United States and other countries are subject to constant change.  There can be no assurance that Axogen can meet the requirements of future regulations or that compliance with current regulations assures future capability to distribute and sell its products.

Clinical trials can be long, expensive and results are ultimately uncertain which could jeopardize Axogen’s ability to obtain regulatory approval and continue to market its Avance® Nerve Graft product.

Axogen is required to perform a clinical trial for its Avance® Nerve Graft under FDA’s statutory requirements to obtain approval of a BLA for the product. This trial is expensive, is expected to take several years to execute, and is subject to factors within and outside of Axogen’s control. The outcome of this trial is uncertain.

Axogen submitted for RECON an IND for the Avance® Nerve Graft in April 2013 and received FDA approval in March 2015.   The phase 3 clinical trial was initiated in the second quarter of 2015.  The RECON study is designed to assess the outcome of peripheral nerve repair in approximately 170 subjects in up to 20 centers. The study completed initial subject enrollment in January 2019.   No outcome data is available at this time.  As required by the SPA and agreed to by FDA and Axogen, an independent statistical analysis was conducted to determine if greater study enrollment is appropriate to maintain the planned statistical power of the study. Axogen is working with FDA to review the interim analysis findings and obtain agreement on the next study phase.  If additional enrollment results from these discussions an amended IND will be filed.  Any such changes will increase the time and cost of RECON and extend the timeframe for final  determination of Axogen’s BLA submission.

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

Axogen continues to work diligently with the FDA and, in this context, continues to distribute the Avance® Nerve Graft products.  The FDA will end the period of enforcement discretion upon a final determination of Axogen’s BLA submission or if the FDA finds that Axogen does not meet the conditions for the transition plan or is not exercising due diligence in executing the transition (e.g., not progressing toward study completion or BLA submission in a timely or adequate fashion).  If final action on the BLA is negative or Axogen is found to not meet the conditions for the transition plan or its execution, Axogen will not be able to continue to distribute Avance® Nerve Graft, and Axogen’s business and financial condition will be materially adversely affected.

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

In addition to the FDA requirements for biological products, Avance® Nerve Graft will continue to be subject to, as is Avive® Soft Tissue Membrane, various requirements for human tissue under 21 CFR Part 1271 controls. Human tissues intended for transplantation have been regulated by the FDA since 1993. In May 2005, three new comprehensive regulations went into effect that address manufacturing activities associated with HCT/P. The first regulation requires that companies that produce and distribute HCT/Ps register with the FDA. The second regulation provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third regulation governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. The Current Good Tissue Practices rule covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. Together, the three basic requirements of 21 CFR Part 1271 are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients. These regulations increased regulatory scrutiny within the industry in which Axogen operates and have led to increased enforcement actions, which affects the conduct of its business.  In addition, new guidance was issued by the FDA in late 2017 on Regulatory Considerations for Human Cells, Tissues, and Cellular and

Tissue-Based Products: Minimal Manipulation and Homologous Use and FDA Commissioner Gottlieb has publicly announced that other guidance for cell and gene therapy products are forthcoming.  FDA actions interpreting these guidance will need to be followed closely, and the potential implications on the regulatory status of Avive® and future HCT/P products is being evaluated by the Company.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “Act”), which Act substantially changes the way healthcare is financed by both governmental and private insurers, and encourages improvements in the quality of healthcare items and services. While implementation of the Act has been uneven, several provisions significantly impact the biotechnology and medical device industries and could have a material adverse impact on numerous aspects of Axogen’s business.

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

Additionally, initiatives sponsored by government agencies, legislative bodies and the private sector in the U.S. and elsewhere to limit the growth of healthcare costs, especially for drugs and biologics, including price regulation and competitive pricing, are ongoing in markets where Axogen does business. Axogen could experience an adverse impact on operating results due to increased pricing pressure in the U.S. and in other markets. Governments, hospitals, pharmacy benefit managers (PBMs) and other third-party payors could reduce the amount of approved reimbursement for Axogen’s products, deny coverage altogether, or impose new requirements on manufacturers to justify their prices. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect Axogen’s future operating results.

Risks Related to Axogen’s Intellectual Property

Failure to protect Axogen’s IP rights could result in costly and time-consuming litigation and its loss of any potential competitive advantage.

Axogen’s success will depend, to a large extent, on its ability to successfully obtain and maintain patents, prevent misappropriation or infringement of IP, maintain trade secret protection, and conduct operations without violating or infringing on the IP rights of third parties. See “Business — Intellectual Property.” There can be no assurance that Axogen’s patented and patent-pending technologies will provide it with a competitive advantage, that Axogen will be able to develop or acquire additional technology that is patentable, or that third parties will not develop and offer technologies which are similar to Axogen’s. Moreover, Axogen can provide no assurance that confidentiality agreements with its employees, consultants and other parties, trade secrecy agreements or similar agreements intended to protect unpatented technology or prevent unauthorized use, disclosure, or misappropriation will not be breached by those third parties. IP litigation is extremely expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation. A failure by Axogen to protect its IP, or a breach by third parties of agreements aimed at protecting Axogen’s IP, could have a materially adverse effect on its business and operating results and its ability to successfully compete in its industry.

Future protection for Axogen’s proprietary rights is uncertain which may impact its ability to successfully compete in its industry.

The degree of future protection for Axogen’s proprietary rights is uncertain. Axogen cannot ensure that:

•	it, or its licensors, were the first to make the inventions covered by each of Axogen’s patents;
•	it, or its licensors, were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of Axogen’s technologies;
•	any of Axogen’s pending patent applications will result in issued patents;
•	any of Axogen’s issued patents or those of its licensors are valid and enforceable;
•	any patents issued to Axogen or its collaborators will provide any competitive advantages or will not be challenged by third parties;
•	it will develop additional proprietary technologies that are patentable;
•	the patents of others will not have a material adverse effect on our business rights; or
•

the measures Axogen relies on to protect its IP underlying its products are adequate to prevent third parties from using, disclosing or misappropriating that IP, all of which could harm its ability to compete in the market.

Axogen’s commercial success depends in part on its ability and the ability of its collaborators and licensors to avoid infringing patents and proprietary rights of third parties which could expose it to litigation or commercially unfavorable licensing arrangements. Third parties may accuse Axogen or collaborators and licensors of employing their proprietary technology in Axogen products, or in the materials or processes used to make Axogen products, without authorization. Any legal action against Axogen collaborators, licensors or it claiming damages and/or seeking to enjoin Axogen’s commercial activities relating to the affected products, materials and processes could, in addition to subjecting Axogen to potential liability for damages, require it or its collaborators and licensors to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products. Axogen cannot predict whether it or its collaborators and licensors would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all. If Axogen were unable to obtain such a license, it and its collaborators and licensors may be unable to continue to utilize the affected materials or processes, or manufacture or market the affected products, or Axogen may be obligated by a court to pay substantial royalties and/or other damages to the patent holder. Even if Axogen were able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair Axogen’s prospects for profitability. Accordingly, Axogen cannot predict whether, or to what extent, the commercial value of the affected product or products or Axogen’s prospects for profitability may be harmed as a result of any of the liabilities discussed above. Furthermore, infringement and other IP claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from its core business. Axogen and its licensors may be unable to obtain and enforce IP rights to adequately protect its products and related IP.

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

A third party may claim an ownership interest in one or more of Axogen’s patents or other IP. A third party could bring legal actions against Axogen claiming it infringes their patents or proprietary rights, and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While Axogen believes it owns the right, title and interest in the patents for which it or its licensors have applied and Axogen’s other IP (including that which is licensed from third parties), and is presently unaware of any claims or assertions by third-parties with respect to Axogen’s patents or IP, it cannot guarantee that a third party will not assert a claim or an interest in any of such patents or IP. If Axogen becomes involved in any litigation, it could consume a substantial portion of Axogen’s resources and cause a significant diversion of effort by Axogen’s technical and management personnel regardless of the outcome of the litigation. If any of these actions were successful, in addition to any potential liability for damages, Axogen could be required to obtain a license to continue to manufacture or market the affected product, in which case Axogen may be required to pay substantial royalties or grant cross-licenses to Axogen’s patents. Axogen cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, Axogen could be prevented from commercializing a product or be forced to cease some aspect of its business operations as a result of claims of patent infringement or violation of other IP rights, which could have a material and adverse effect on Axogen’s business, financial condition, and results of operations. Further, the outcome of IP litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in IP cases that may turn on the testimony of experts as to technical facts or the scope or meaning of patent claims upon which experts may reasonably disagree.

Axogen depends on maintenance of exclusive licenses.

Axogen depends fundamentally on keeping and satisfying the terms of exclusive licenses of its nerve repair technologies from UFRF and UTA. Nonetheless, a disagreement between Axogen and either licensor could have a negative impact on its ability to operate its business effectively. In addition, Axogen could learn that the technologies it has licensed do not perform as purported, are not efficacious, or are not the property of the licensor, any of which would have an immediate and negative impact on Axogen’s business.

Axogen trademarks are valuable

In the U.S. and other countries, we currently hold trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third party objection, which could prevent the maintenance or issuance of the same. As our products mature, our reliance on our trademarks to protect our brand and, in part, differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks, including trade dress, that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

Risks Related to Our Common Stock

An active trading market in our common stock may not be maintained.

The trading market in our common stock has been extremely volatile. The quotation of our common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2018, approximately 7.41% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these shareholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

The stock market is subject to significant price and volume fluctuations. In the past, and several recent situations, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against such company. Axogen has experienced such situation and is subject to a class action.  Litigation initiated against us, including that which we are currently involved, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fl.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint, which will not occur until thirty days after the court appoints a lead plaintiff and lead counsel.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company and SNH Medical Office Properties Trust, a Maryland real estate investment trust (“SNH”), are parties to that certain lease dated as of February 6, 2007, as amended, (the “Primary Lease”) pursuant to which the Company leases its approximately nineteen thousand square foot corporate headquarters facility in the Progress Center at 13631 Progress Boulevard, Alachua, Florida 32615 (the “Primary Premises”). The annual cost for the Primary Premises ranges from $353,000 to $363,000 through the end of the term of the lease, which expires on October 31, 2021.  On January 23, 2017 the Company entered into a lease (the “First Expansion Lease”) with SNH for one thousand four hundred square feet at 13709 Progress Boulevard, Alachua, Florida 32615 (the “First Expansion Premises”) adjacent to the Primary Premises.  The Company has entered into the Second Expansion Lease and Third Expansion Lease, as defined below, which relate to properties that are adjacent to the Primary Premises and First Expansion Premises resulting in the Company having approximately eighteen thousand square feet for its corporate headquarters and certain research space in the Progress Center in Alachua, Florida.

On November 19, 2018, the Company entered into a Lease (the “Second Expansion Lease”) with SNH for two thousand eight hundred square feet at 13709 Progress Boulevard, Suites S-160, S-162 and S-164, Alachua, Florida 32615 (the “Second Expansion Premises”). Pursuant to the Second Expansion Lease, the Company is to use the Second Expansion Premises for general office uses. The Second Expansion Lease commenced December 1, 2018 and expires November 30, 2020. The annual cost of the Second Expansion Premises is approximately $45,000 for the first twelve months of the term and $42,000 for the final eleven months. The Company is also obligated to pay for certain taxes, insurance costs and electricity costs incurred by SNH.

On November 19, 2018, AC entered into a Lease (the “Third Expansion Lease”) with SNH for two thousand square feet at 13709 Progress Boulevard, Suites S-175, S-177 and S-179, Alachua, Florida 32615 (the “Third Expansion Premises”). Pursuant to the Third Expansion Lease, the Company is to use the Third Expansion Premises for general office and biomedical research uses. The Third Expansion Lease commenced December 1, 2018 and its term expires November 30, 2020.  The annual cost of the Third Expansion Premises is approximately $37,000 for the first twelve months of the term and $35,000 for the final eleven months. The Company is also obligated to pay for certain taxes, insurance costs and electricity costs incurred by SNH.

On November 21, 2018, the Company, entered into Commercial Lease Amendment 3 (the “Burleson Amendment”), to the Commercial Lease dated April 21, 2015, as amended, with Ja-Cole L.P. Under the terms of the Burleson Amendment, the Company leased an additional two thousand five hundred square feet of warehouse/office space in

Burleson, Texas (collectively with the space leased under the Commercial Lease with Ja-Cole L.P. prior to the effectiveness of the Burleson Amendment,  the “Burleson Facility”).  The Burleson Facility will now comprise a total of twelve thousand five hundred square feet, all of which, pursuant to the Burleson Amendment, will be leased until December 31, 2021.  The annual rental cost of the entire Burleson Facility is now approximately $113 through December 31, 2020 and $116 for the calendar year 2021. The Burleson Facility houses raw material storage and product distribution while allowing same day order fulfillment for both the east and west coasts of the United States.

On October 26, 2018 (the “Ashley Avenue Lease Effective Date”), the Company entered into a Lease (the “Ashley Avenue Lease”) with Ashley Avenue Associates I, LLC., a Delaware limited liability company (“Ashley”), for the lease by the Company of approximately fifteen thousand square feet of office space on the second floor of the building located at 1000 N. Ashley Drive, Tampa, Florida 33602 (the “Ashley Avenue Premises”).  Pursuant to the Ashley Avenue Lease, the Company will use the Ashley Avenue Premises for general office purposes.  The initial term of the Ashley Avenue Lease commenced on December 1, 2018 and expires on November 30, 2020. The Company has an option to terminate the lease after eighteen months by providing Ashley with four months advance written notice.  The rental cost for the Ashley Avenue Premises will be $381,000 for the first twelve month period, and $360,000 for the final eleven month period. The Company will also be obligated to pay for its pro rata share of the building’s property taxes, utilities, administrative costs, common area maintenance and management fees, excluding any capital improvements or any damage due to fire, hurricane or other casualty.

On September 20, 2018, the Company entered into an agreement with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space (the “Heights Union Premises”) in a one hundred and fifty thousand square foot office building that Heights Union intends to construct and complete on or before February 15, 2020, on an area of land in Tampa, Florida.  Pursuant to the Heights Union lease, the Company will use the Heights Union Premises for general office, medical laboratory, training and meeting purposes.  The annual costs of the Heights Union Premises ranges from $2.4 million to $3.3 million during the term of the lease.    Axogen believes it can obtain certain economic incentives from state authorities associated with the employment at the facility; such incentives are not expected to be a material offset to the expenses of the project as a whole.

On August 6, 2015, Axogen entered into the CTS Agreement with CTS, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement terminates December 31, 2021, subject to earlier termination by either party for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or without cause upon 6  months’ notice whereby notice cannot be provided prior to March 1, 2021.   Under the CTS Agreement, Axogen pays CTS a facility fee for clean room/manufacturing, storage and office space.  CTS also provides services in support of Axogen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.

Effective June 8, 2018, AC entered into an Agreement for Purchase and Sale of Real Property with ARC CRVANOH001, LLC, a Delaware limited liability company (“ARC”), for the acquisition (the “Acquisition”) by AC of certain real property located in Vandalia, Ohio comprised of a 70,000 square foot building on approximately 8.6 acres of land.  AC thereafter transferred its rights and obligations under the Agreement to Axogen Processing Corporation, incorporated for purposes of the Acquisition. On July 31, 2018, Axogen Processing Corporation completed the Acquisition pursuant to the terms of the Agreement for Purchase and Sale of Real Property.

In addition, Axogen leases space and maintains records at certain other facilities, including Axogen’s prior corporate headquarters at 1407 South Kings Highway, Texarkana, Texas 75501.

The aggregate cost of all of Axogen’s and its subsidiaries’ properties is approximately $1.9 million per year.  Axogen believes that its facilities will be sufficient to operate its business for the next 12 months and that current lease obligations will not change materially.

 ITEM 3.  LEGAL PROCEEDINGS

Except as provided below, Axogen and its subsidiaries do not have any active or pending material legal proceedings:

1.

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint, which will not occur until thirty days after the court appoints a lead plaintiff and lead counsel. Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper.    The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the Complaint.

2.

On February 4, 2019, a complaint in Jerry Espinoza, Jr. v. Megan M. Hess (2019-cv-30016) was filed in the District Court, Montrose County, Colorado. Plaintiffs, who are relatives of decedents, allege that Axogen purchased specimens from a vendor who failed to obtain consent before procuring the specimen from four decedents. Against Axogen, Plaintiffs allege claims of: (1) outrageous conduct; (2) unjust enrichment; (3) negligence; (4) negligence per se; (5) aiding and abetting; (6) civil conspiracy; and (7) Colorado Organized Crime Control Act. Plaintiffs seek compensatory damages for emotional distress and anxiety and exemplary damages. Axogen was served with the complaint on February 13, 2019. The Company disputes the allegations and intends to vigorously defend against the Complaint.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Axogen’s common stock is traded on the Nasdaq Capital Market under the symbol “AXGN.”  On February 22, 2019, the last reported closing sale price of the Company common stock on the Nasdaq Capital Market was $17.96 per share.

Shareholders

As of February 22, 2019, the Company had 38,945,029 shares of common stock outstanding, and approximately 254 common shareholders of record, based upon information received from our stock transfer agent.  However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.  The Company estimates that there are more than 11,890 individual owners.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2013 to December 31, 2018 with (i) the Nasdaq Stock Market Composite Index; and (ii) the Nasdaq Stock Market Biotechnology Index.  The graph assumes an investment of $100 in our common stock and the respective indices for the period of December 31, 2013 to December 31, 2018.  The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.  The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities in the fourth quarter of 2018.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2018.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited financial statements.  This data should be read in conjunction with the financial statements, the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.   Dollar amounts are in thousands, except per share amounts.

	Year ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues	$83,937	$60,426	$41,108	$27,331	$16,817
Cost of goods sold	12,923	9,311	6,467	4,848	3,442
Gross Profit	71,014	51,115	34,641	22,483	13,375
Costs and Expenses:
Sales and marketing	56,617	37,636	28,426	20,089	13,194
Research and development	11,773	6,699	4,212	3,237	3,033
General and administrative	23,124	14,731	10,133	8,423	6,949
Total costs and expenses	91,514	59,066	42,771	31,749	23,176
Loss from operations	(20,500)	(7,951)	(8,130)	(9,266)	(9,801)
Other income (expense):
Investment income	1,525	—	—	—	—
Interest expense	(1,127)	(2,217)	(5,386)	(3,989)	(6,812)
Interest expense - deferred financing costs	(81)	(246)	(875)	(128)	(1,101)
Loss on extinguishment of debt	(2,186)	—	—	—	—
Other (expense)	(28)	(31)	(20)	27	3
Total other income (expense)	(1,897)	(2,494)	(6,281)	(4,090)	(7,910)
Net loss	(22,397)	(10,445)	(14,411)	(13,356)	(17,711)
Loss per common share - basic and diluted	(0.60)	(0.31)	(0.47)	(0.51)	(0.99)

	2018	2017	2016	2015	2014
Balance Sheet Data:
Total current assets	$150,953	$55,741	$44,037	$35,051	$14,411
Total assets	160,173	58,875	46,360	36,700	16,401
Total current liabilities	13,044	13,719	11,081	3,709	2,445
Total long-term obligations, net of current maturities and deferred financing fees	147	19,974	20,358	24,795	25,201
Total liabilities	13,191	33,693	31,439	28,504	27,646
Total shareholders' equity (deficit)	146,982	25,182	14,921	8,196	(11,245)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” contained in Item 6 of this Form 10-K, our consolidated financial statements and the notes thereto contained in Item 8 of this Form 10-K, the “Cautionary Notice Regarding Forward-Looking Statements” contained in Part 1 of this Form 10-K, “Risk Factors” contained in Item 1A of this Form 10-K, and the other information appearing elsewhere in, or incorporated by reference into, in this Form 10-K.  Dollar amounts referenced in this Item 7 are in thousands, except per share amounts.

Overview

We are the leading company focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair.  We are passionate about helping to restore peripheral nerve function and quality of life to patients with physical damage or transection to peripheral nerves providing innovative, clinically proven and economically effective repair solutions for surgeons and health care providers. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body. Every day, people suffer traumatic injuries or undergo surgical procedures that impact the function of their peripheral nerves. Physical damage to a peripheral nerve, or the inability to properly reconnect peripheral nerves, can result in the loss of muscle or organ function, the loss of sensory feeling, or the initiation of pain.

Axogen’s platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance® Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and Avive® Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.  Along with these core surgical products, we also offer the Axotouch® Two-Point Discriminator and Acroval® Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on peripheral nerve function. Our portfolio of products is available in the United States, Canada, the United Kingdom and several European and other international countries.

Revenue from the distribution of Axogen’s peripheral nerve repair products, the Avance® Nerve Graft, Axoguard® Nerve Connector and Axoguard® Nerve Protector and Avive® Soft Tissue Membrane, in the United States is the main contributor to Axogen’s total reported sales and has been the key component of its growth to date. Axogen revenues increased in 2018 compared to 2017 primarily as a result of continuing revenue growth through product penetration in, and increases of the number of, active accounts, and to a lesser extent, the development and growth of new accounts.

We have experienced that surgeons initially are cautious adopters for peripheral nerve repair products. Surgeons typically start with a few cases and then wait and see the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and have ordered Axogen products at least six times in the last twelve months.

As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.    Axogen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term. In 2018, the Company continued to invest in the development of our commercial team, infrastructure capabilities, clinical studies, product development and research, as well as surgeon education.  As a result, the growth in these expenses outpaced our revenue growth.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2018		2017
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$83,937	100.0%	$60,426	100.0%
Cost of goods sold	12,923	15.4	9,311	15.4
Gross profit	71,014	84.6	51,115	84.6
Costs and expenses:
Sales and marketing	56,617	67.5	37,636	62.3
Research and development	11,773	14.0	6,699	11.1
General and administrative	23,124	27.5	14,731	24.4
Total costs and expenses	91,514	109.0	59,066	97.8
Loss from operations	(20,500)	(24.4)	(7,951)	(13.2)
Other income (expense):
Investment income	1,525	1.8	—	0.0
Interest expense	(1,127)	(1.4)	(2,217)	(3.7)
Interest expense — deferred financing costs	(81)	0.0	(246)	(0.4)
Loss on extinguishment of debt	(2,186)	(2.7)	—	0.0
Other expense	(28)	0.0	(31)	0.0
Total other expense	(1,897)	(2.3)	(2,494)	(4.1)
Net Loss	$(22,397)	(26.7)%	$(10,445)	(17.3)%

Revenues

Revenues for the year ended December 31, 2018 increased 38.9% to $83,937 as compared to $60,426 for the year ended December 31, 2017. This increase was primarily a result of continuing growth in active accounts from improved penetration within these active accounts, as well as an increase in the number of active accounts.  In the fourth quarter of 2018, we had 712 active accounts, an increase of 20% from 591 at the end of 2017.  In addition, the Company received grant revenue of $195 in the year ended December 31, 2018, as compared to grant revenue of $56 in the year ended December 31, 2017.

Gross Profit

Gross profit for the year ended December 31, 2018 increased 38.9% to $71,014 as compared to $51,115 for the year ended December 31, 2017.  This increase was consistent with and primarily attributable to the increased revenues in 2018.  Gross profit margin in 2018 was unchanged at 84.6% as compared to 84.6% in 2017.

Costs and Expenses

Total cost and expenses increased 54.9% to $91,514 for the year ended December 31, 2018 as compared to $59,066 for the year ended December 31, 2017.  The increase was primarily due to variable costs associated with increased sales activity, expansion of our commercial team, expanding product development and clinical study activities, expanded surgeon education programs, and increases in compensation and general expenses associated with ongoing expansions of  infrastructure to support the Company’s growth.  As a percentage of revenues, total cost and expenses increased to 109.0% in 2018 compared to 97.8% in 2017.

Sales and marketing expenses increased 50.4% to $56,617 for the year ended December 31, 2018 as compared to $37,636 for the year ended December 31, 2017. The increase was primarily due to: (a) increased compensation expenses related to Axogen’s direct sales force as a result of increased sales and hiring of additional personnel; (b) increased travel expenses to support the commercial team’s activities; (c) expansion of the Company’s surgeon education program; and (d) increased marketing activity.  As a percentage of revenues, sales and marketing expenses were 67.5% for the year ended December 31, 2018 compared to 62.3% for the year ended December 31, 2017.

General and administrative expenses increased 57.0% to $23,124 for the year ended December 31, 2018 as compared to $14,731 for the year ended December 31, 2017. The increase was primarily the result of increased expenses related to infrastructure expansion to support the Company’s growth, including professional fees, salaries,  and $4,007 of non-cash stock compensation.  As a percentage of revenues, general and administrative expenses increased to 27.5% for the year ended December 31, 2018 compared to 24.4% for the year ended December 31, 2017.

Research and development expenses increased 75.7% to $11,773 in the year ended December 31, 2018 as compared to $6,699 for the year ended December 31, 2017.  Research and development costs include Axogen’s product development and clinical efforts substantially focused on its Biologics License Application, or BLA, for the Avance® Nerve Graft and the RECON and RANGER® studies. These activities vary from quarter to quarter due to the timing of certain projects.  The increase in expenses for 2018 relate to expenditures for these clinical activities, including the pivotal clinical trial to support the BLA, and hiring additional personal to support clinical and product development activity as well as expenses associated with the new processing facility.  It is expected that costs associated with the BLA will continue to increase as we continue to invest in completing the license application.  Axogen continues to conduct product development efforts focused on both new peripheral nerve products and new peripheral nerve applications for our existing products.  Axogen pursues research grants to support research and early product development.  Axogen’s increased product and clinical pipeline development initiatives contributed to the increase in research and development expenses in 2018, with grant revenue offsetting a portion of this activity.  As a result, research and development expenses increased to 14.0% in 2018 from 11.1% in 2017, as a percentage of revenues.

Other Income and Expenses

For the year ended December 31, 2018, we recognized $1,525 of investment income from our asset management and cash investment sweep accounts that were opened during the second quarter of 2018.    As a result of the prepayment in full of the Term Loan and Revolving Loan with MidCap, as defined in “Term and Revolving Loan Agreements” below, during the second quarter of 2018, interest expense decreased 49.2% to $1,127 in 2018 as compared to $2,217 for the year ended December 31, 2017, and interest expense – deferred financing costs decreased 67.1% to $81 for the years ended December 31, 2018 as compared to $246 for the year ended December 31, 2017.  For the year ended December 31, 2018, we incurred a loss on the extinguishment of the debt of $2,186 for exit, prepayment fees and the amortization of the remaining balance of the deferred financing costs.  Other expenses decreased 9.7% to $28 for the year ended December 31, 2018, as compared to $31 for the year ended December 31, 2017.

Income Taxes

Axogen had no income tax expenses or income tax benefit for 2018 or 2017 due to incurrence of net operating loss for the year, the benefits of which have been fully value allowed.  Axogen does not believe there are any additional tax expenses or benefits currently available.

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$60,426	100.0%	$41,108	100.0%
Cost of goods sold	9,311	15.4	6,467	15.7
Gross profit	51,115	84.6	34,641	84.3
Costs and expenses:
Sales and marketing	37,636	62.3	28,426	69.1
Research and development	6,699	11.1	4,212	10.2
General and administrative	14,731	24.4	10,133	24.6
Total costs and expenses	59,066	97.8	42,771	103.9
Loss from operations	(7,951)	(13.2)	(8,130)	(19.6)
Other income (expense):
Investment income	—	0.0	—	0.0
Interest expense	(2,217)	(3.7)	(5,386)	(13.1)
Interest expense — deferred financing costs	(246)	(0.4)	(875)	(2.1)
Loss on extinguishment of debt	—	0.0	—	0.0
Other expense	(31)	0.0	(20)	0.0
Total other expense	(2,494)	(4.1)	(6,281)	(15.2)
Net Loss	$(10,445)	(17.3)%	$(14,411)	(34.8)%

Revenues

Revenues for the year ended December 31, 2017 increased 47.0% to $60,426 as compared to $41,108 for the year ended December 31, 2016. This increase was primarily a result of continuing growth in active accounts as a result of improved sales efficiency and penetration within these active accounts.  In the fourth quarter of 2017 we had 591 active accounts, an increase of 31% from 452 at the end of 2016.  In addition, the Company received grant revenue of $56 in the year ended December 31, 2017, as compared to grant revenue of $290 in the year ended December 31, 2016.

Gross Profit

Gross profit for the year ended December 31, 2017 increased 47.7% to  $51,115 as compared to $34,641 for the year ended December 31, 2016.  This increase was primarily attributable to the increased revenues in 2017, coupled with a product price increase instituted in March 2017.  As a result, gross profit margin also improved to 84.6% in 2017 as compared to 84.3% for 2016.

Costs and Expenses

Total cost and expenses increased 38.1% to $59,066 for the year ended December 31, 2017 as compared to $42,771 for the year ended December 31, 2016.  These increases were primarily due to variable costs associated with increased sales activity, continuing product development and clinical study activities, expanded surgeon education programs, increases in compensation and general expenses associated with expanded infrastructure to support the Company’s growth.  As a percentage of revenues, total cost and expenses decreased to 97.8% in 2017 compared to 103.9% in 2016 as a result of improving leverage of our business model.

Sales and marketing expenses increased 32.4% to $37,636 million for the year ended December 31, 2017 as compared to $28,426 for the year ended December 31, 2016. This increase was primarily due to: (a) increased compensation expenses related to Axogen’s direct sales force as a result of increased sales and hiring of additional personnel; (b) increased commissions to independent distributors as a result of increased sales; (c) expansion of the Company’s surgeon education program; and (d) increased marketing activity.  As a percentage of revenues, sales and marketing expenses were 62.3% for the year ended December 31, 2017 compared to 69.1% for the year ended December 31, 2016. The decrease in sales and marketing expenses as a percentage of revenue was a result of productivity improvements of our commercial team, including the increased penetration in active accounts as revenue growth outpaced the related growth of expenses.

General and administrative expenses increased 45.5% to $14,731 for the year ended December 31, 2017 as compared to $10,133 for the year ended December 31, 2016. The increase was primarily the result of increased general expenses related to infrastructure expansion to support the Company’s growth, including professional fees, salaries and $2,520 of non-cash stock compensation.  As a percentage of revenues, general and administrative expenses decreased slightly to 24.4% for the year ended December 31, 2017 compared to 24.6% for the year ended December 31, 2016.

Research and development expenses increased 59.5% to $6,699 in the year ended December 31, 2017 as compared to approximately $4,212 for the year ended December 31, 2016.  Research and development costs include Axogen’s product development and clinical efforts substantially focused on its BLA for the Avance® Nerve Graft and the RECON and RANGER® studies. These activities vary from quarter to quarter due to the timing of certain projects.  The increase in expenses for 2017 relate to expenditures for these clinical activities, including the pivotal clinical trial to support the BLA, and hiring additional personal to support both clinical and product development activity.  It is expected that costs associated with the BLA will continue to increase as more patients are enrolled in the trial over the next year.  Although Axogen’s products are developed for sale in their current use, it continues to conduct product development efforts focused on new products and new applications for existing products.  Axogen is active in pursuing research grants to support research and early product development.  Axogen’s product pipeline development continued to contribute to a portion of the research and development expenses in 2017, with grant revenue offsetting a portion of this activity.  As a result, research and development expenses increased to 11.1% in 2017 from 10.2% in 2016, as a percentage of revenues.

Other Income and Expenses

Interest expense decreased 59.3% to $2,217 in 2017 as compared to $5,386 for the year ended December 31, 2016.  This decrease was primarily due to the lower interest rate as a result of the refinancing of our debt facility in October 2016, as well as the charges associated with the refinancing.  As part of that refinancing, we incurred costs for prepayment fees and the write-off of previously recorded deferred interest charges associated with the extinguishment of the Three Peaks Term Loan Agreement and Revenue Interest Agreement.  Under the terms of the Three Peaks Term Loan Agreement, the Company paid Three Peaks a final payment of $2,447 inclusive of prepayment fees and accrued interest through October 25, 2016.  As a result of the accounting treatment for the Three Peaks transaction, the Company had recorded a total of $750 of deferred interest charges which were offset against those prepayment fees.  The net impact of those transactions resulted in a net interest charge of $1,700 for the fiscal year ended December 31, 2016.

Interest expense — deferred financing costs decreased to $247 for the year ended December 31, 2017 as compared to $875 for the year ended December 31, 2016. This decrease is primarily due to the write off of the remaining Three Peaks financing costs of approximately $750 in 2016 as the result of the extinguishment of the Three Peaks Term Loan Agreement and Revenue Interest Agreement; however, the decrease was partially offset by the deferred financing costs associated with the new credit facility amortizing over a shorter time period.

Income Taxes

Axogen had no income tax expenses or income tax benefit for 2017 or 2016 due to incurrence of net operating loss for the year, the benefits of which have been fully value allowed.  Axogen does not believe there are any additional tax expenses or benefits currently available.

Liquidity and Capital Resources

Cash Flow Information

As of December 31, 2018, the Company had cash and cash equivalents of $24,294, a decrease of $12,213 from $36,507 at December 31, 2017, primarily as a result of the proceeds, net of expenses, of $132,707 from the public offering of common stock completed in May 2018, $120,000 of which was invested in a custodial asset management account.  As of December 31, 2018, the asset management account had a balance of $105,259.  Cash disbursements in 2018 included $25,599 for the prepayment in full of the Term Loan and Revolving Loan with MidCap, as defined in “Term and Revolving Loan Agreements” below, and $5,030 for the acquisition of the Axogen Processing Center in Vandalia, Ohio.

Axogen had working capital of approximately $137,909 and a current ratio of 11.6 at December 31, 2018, compared to working capital of $42,022 and a current ratio of 4.1 at December 31, 2017. The increase in working capital at December 31, 2018 as compared to December 31, 2017 was primarily due to the increase in cash from the net proceeds of the May 2018 stock offering, along with increases in accounts receivable and inventory as a result the Company’s growth.  The increase in the current ratio was primarily attributable to the net proceeds from the May 2018 stock offering, which was partially offset by the increase in accounts payable and accrued expenses.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next twelve months.

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

Net Cash Used in Operating Activities

Axogen used $17,862 of cash for operating activities in 2018, as compared to using $9,238 of cash for operating activities in 2017.  This increase in cash used in operating activities was primarily attributed to the increase in the net loss, accounts receivable and inventory for the year ended December 31, 2018 as compared to 2017, partially offset by the decrease in accounts payable and accrued expenses and non-cash stock compensation during 2018.

Net Cash Used in Investing Activities

Investing activities for 2018 used $98,193 of cash as compared to $1,292 during 2017.  This increase in use was principally attributable to our investing the proceeds from the May 2018 stock offering, and the increase in purchases of property and equipment, primarily our facility in Vandalia, Ohio.

Net Cash Provided by Financing Activities

Financing activities in 2018 provided $109,842 of cash as compared to providing $17,022 of cash in 2017.  The increase was the result of the net proceeds of the May 2018 public stock offering, offset by $25,599 of payments to extinguish the Company’s debt, including the prepayment of the Term Loan and Revolving Loan with MidCap, as defined in “Term and Revolving Loan Agreements” below, and related fees.  Proceeds from the exercise of stock options provided $3,884, $1,434 and $1,078 of cash for the years ended December 31, 2018, 2017 and 2016, respectively.

Term and Revolving Loan Agreements

On October 25, 2016 (the “Closing Date”), Axogen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21,000 (the "Term Loan") which had a maturity date of May 1, 2021 and required interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest was payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. In addition to the interest charged on the Term Loan, the Company was also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

The Company had the option at any time to prepay the Term Loan in whole or in part, subject to certain conditions, a prepayment fee, and a 5.0% exit fee as specified in the MC Term Loan Agreement. The prepayment fee was determined by multiplying the amount being prepaid by the following applicable percentage amount: (a) 3.0% during the first year following the Closing Date; (b) 2.0% during the second year following the Closing Date, and (c) 1.0% thereafter. However, no prepayment fee would be due in the event the prepayment was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  On May 22, 2018, the Company paid $22,599 to prepay the Term Loan in full, which included exit and pre-payment fees of 5% and 2%, respectively, of the outstanding balance for a total of $1,470.  In addition to the prepayment fees, the Company charged to interest expense the unamortized deferred financing costs associated with the Term Loan of $473.

In addition, on October 25, 2016, Axogen and AC, each as borrowers, also entered into a Credit and Security Agreement (Revolving Loan) (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10,000 under a revolving credit facility (the "Revolving Loan") which amount could be drawn down by the Company based upon an available borrowing base which included certain accounts receivable and inventory.  The Revolving Loan could be increased to up to $15,000 at the Company’s request and with the approval of MidCap.  The maturity date of the Revolving Loan was May 1, 2021. Interest was payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances. In addition to the interest charged on the Revolving Loan, the Company was also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan was subject to a minimum balance, such that the Company paid the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan was terminated or permanently reduced prior to the maturity date, MidCap was owed a deferred revolving loan origination fee as specified in the Revolving Loan Agreement.  No deferred revolving loan origination fee would be due in the event the Revolving Loan was paid in full or the termination of the revolving credit facility was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.

The MC Term Loan Agreement and the Revolving Loan Agreement each contained covenants that placed restrictions on Axogen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. MidCap, on behalf of the lenders under the agreements, had a first perfected security interest in the assets of the Company to guarantee the payment in full of the agreements. On May 22, 2018, the Company paid $2,958 to prepay the Revolving Loan in full, which included pre-payment fees of $236.

Contractual Obligations and Commitments

The following table summarizes our obligations with regard to our contractual obligations as of December 31, 2018, and the expected timing of maturities of these contractual obligations.  This table should be read in conjunction with the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$43,579	1,866	6,510	5,092	30,111
Capital lease minimum lease payments	63	28	28	7	-
	$43,642	1,894	6,538	5,099	30,111

The Company had no material commitments for capital expenditures at December 31, 2018 or 2017.

Public Offering of Common Stock

On October 7, 2016, Axogen entered into an underwriting agreement with JMP Securities LLC, as representative of the several underwriters (collectively, the “2016 Offering Underwriters”), to issue and sell 2,333,334 shares of the Company’s common stock in an underwritten registered public offering (the “2016 Offering”) at an offering price of $7.50 per share.  Pursuant to the underwriting agreement, the Company also granted the 2016 Offering Underwriters a 30-day option to purchase up to an additional 350,000 shares of common stock, which the 2016 Offering Underwriters exercised in full on October 7, 2016.  Five of the Company’s directors and officers purchased an aggregate of approximately 33,000 Shares in the 2016 Offering and such purchases were made on the same terms and conditions as purchases by the public in the 2016 Offering. The 2016 Offering closed on October 13, 2016, and the Company received net proceeds of approximately $18,674 from the sale of 2,683,334 shares of common stock, which included the additional 350,000 shares of common stock, after deducting the underwriting discounts and commissions and estimated offering expenses.  The 2016 Offering was pursuant to a prospectus supplement dated October 7, 2016, which was filed with the SEC in connection with the Company’s shelf registration statement on Form S-3 (File No. 333-207829) that was filed with the SEC on November 5, 2015 and declared effective on December 11, 2015 and the related prospectus dated December 11, 2015.

On November 16, 2017, Axogen entered into a certain underwriting agreement (the “Leerink Underwriting Agreement”) with Leerink Partners LLC, as representative of the several underwriters named therein (collectively, the “2017 Offering Underwriters”) and Essex, pursuant to which (i) the Company agreed to issue and sell 700,000 shares of the Company’s common stock pursuant to a registration statement on Form S-3 (File No. 333-207829), filed with the SEC on November 5, 2015, and declared effective by the SEC on December 11, 2015, and the prospectus contained therein, as supplemented by the prospectus supplement dated November 16, 2017, and (ii) Essex agreed to sell 1,000,000 shares of the Company’s common stock pursuant to a registration statement on Form S-3 (File No. 333-220770), filed with the SEC on October 2, 2017, and declared effective by the SEC on October 11, 2017, and the prospectus contained therein, as supplemented by the Prospectus Supplement, in an underwritten registered public offering at an offering price of  $21.00 per share.  The Company and Essex granted the 2017 Offering Underwriters a 30-day option to purchase up to an aggregate of 255,000 additional shares of common stock, at the public offering price, less the underwriting discounts and commissions, which was exercised in full on November 16, 2017.  The Company received net proceeds of approximately $15,655 after deducting the underwriting discounts and commissions and estimated offering expenses.

On May 8, 2018, the Company entered into an underwriting agreement with Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (collectively, the “2018 Offering Underwriters”), pursuant to which the Company agreed to issue and sell 3,000,000 shares of the Company’s common stock in an underwritten registered public offering at an offering price of $41.00 per share (the “2018 Offering”).  The Company granted the 2018 Offering Underwriters a 30-day option to purchase up to an aggregate of 450,000 additional shares of common stock, at the public offering price, less the underwriting discounts and commissions, which was exercised in full on May 9, 2018.  The 2018 Offering closed on May 11, 2018, and the Company received proceeds of approximately

$132,707 from the sale of the shares (including the sale of 450,000 additional shares issued upon exercise of the 2018 Offering Underwriters’ overallotment option), after deducting the underwriting discounts and commissions and estimated offering expenses.

Off-Balance Sheet Arrangements

Axogen does not have any off-balance sheet arrangements.

Effect of Inflation

Inflation has not had a significant impact on our historical operations and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“USGAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of expenses during the period reported. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  We have described our significant accounting policies in Note 3 – Summary of Significant Accounting Policies to our consolidated financial statements included in this Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company enters into contracts to sell and distribute products and services to hospitals and surgical facilities for use in caring for patients with peripheral nerve damage or transection.  Revenue is recognized when the Company has met its performance obligations pursuant to its contracts with its customers in an amount that we expect to be entitled to in exchange for the transfer of control of the products and services to our customers.  In the case of products or services sold to a customer under a distribution or purchase agreement, the Company has no further performance obligations and revenue is recognized at the point control transfers which occurs either when:  i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and independent sales agencies, and also from inventory physically held by field sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of sales.

Allowance for Doubtful Accounts Receivable

We evaluate the collectability of accounts receivable to determine the appropriate allowance for doubtful accounts. In determining the amount of the allowance, we consider the aging of account balances, historical credit losses, customer-specific information and other relevant factors. We review accounts receivable and adjust the allowance based on current circumstances and charge off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. Our history of write-offs against the allowance has not been significant.    The allowance for doubtful accounts balance was $1,117 and $461 at December 31, 2018 and 2017, respectively.

Investments

The Company invests primarily in U.S. Government securities, corporate bonds, commercial paper and asset-backed securities and classifies all investments as available-for-sale. Investments are recorded at fair value. The Company has elected the fair value option (“FVO”) for all of its available-for-sale investments.  The FVO election results in all changes in unrealized gains and losses being included in investment income in the Consolidated Statements of Operations.

Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard® Nerve Protector, Avive® Soft Tissue Membrane, Acroval® Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value.

We regularly review the inventory status to determine the expected write down required for expiration and obsolescence.  The Company policy is to monitor the shelf life of its products and write down amounts based on the expiration date of the finished goods inventory.  We also write down a portion of raw materials based on our historical experience of tissue that fails during the inspection and debridement stage due to medical history, serology compliance or poor quality.  Our inventory allowance for write down balance was $1,068 and $812 at December 31, 2018 and 2017, respectively.

Share-Based Compensation

We account for share-based compensation for all share-based payment awards, including stock options, restricted stock units,  performance stock units and stock purchases related to an employee stock purchase plan, based on their estimated fair values. We estimate the fair value of time-based options on the date of grant using the multi-point Black-Scholes option pricing model (Black-Scholes model). Our determination of fair value of share-based payment awards is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include but are not limited to our expected stock price volatility over the term of the awards.  The value of the portion of the awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

We estimate the fair value of restricted stock unit and performance stock unit awards based upon the grant date closing market price of our common stock.

We also have an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of our common stock may be purchased at a discount, currently fifteen percent (15%). We estimate the number of shares to be purchased under the ESPP at the beginning of the purchase period and calculate estimated compensation expense using the Black-Scholes model based upon the fair value of the stock at the beginning of the purchase period. Compensation expense is recognized over each purchase period, and expense is adjusted at the time of stock purchase.

We believe our critical accounting policies regarding revenue recognition, allowance for uncollectible accounts receivable, investments, inventories and  share-based employee compensation affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We base our judgments and estimates on historical experience, current conditions and other reasonable factors.

Recent Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies to our Consolidated Financial Statements for further information.

Item 7A.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Interest Rate Risk

The Company is exposed to market risk from interest rates.  For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned.

The Company invests its cash primarily in money market accounts, U.S. government agencies and securities, corporate bonds and commercial paper. Although the Company believes its cash to be invested in a conservative manner, with cash preservation being the primary investment objective, the value of the securities held will fluctuate with changes in the financial markets including, among other things, changes in interest rates, credit quality and general volatility. This risk is managed by investing in high quality investment grade securities with short-term maturities.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances and investments in corporate bonds. Certain of Axogen’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2018, $23,794 of the cash and cash equivalents balance was in excess of FDIC limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Axogen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Axogen, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows, for the year ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Deloitte & Touche LLP

Miami, Florida

February 26, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 2017

To the Shareholders and

Board of Directors of

Axogen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Axogen, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedules listed in the index appearing under item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

/s/ Lurie, LLP

Minneapolis, Minnesota

February 28, 2018

We served as the Company’s auditor from 2004 to 2018

AXOGEN, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(In  Thousands, Except Share Amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$24,294	$36,507
Restricted cash	6,000	—
Investments	92,311	—
Accounts receivable, net of allowance for doubtful accounts of $1,117 and $461, respectively	15,321	11,065
Inventory	11,982	7,316
Prepaid expenses and other	1,045	853
Total current assets	150,953	55,741
Property and equipment, net	8,039	2,197
Intangible assets	1,181	937
Total assets	$160,173	$58,875

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving loan agreement	$—	$4,000
Accounts payable and accrued expenses	12,998	8,952
Current maturities of long term obligations	28	735
Contract liabilities, current	18	32
Total current liabilities	13,044	13,719

Long Term Obligations, net of current maturities and deferred financing fees	35	19,810
Other long-term liabilities	70	95
Contract liabilities	42	69
Total liabilities	13,191	33,693

Commitments and contingencies - see Note 14

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 38,900,875 and 34,350,329 shares issued and outstanding	389	343
Additional paid-in capital	297,319	153,168
Accumulated deficit	(150,726)	(128,329)
Total shareholders’ equity	146,982	25,182
Total liabilities and shareholders’ equity	$160,173	$58,875

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2018, 2017 and 2016

(In Thousands, Except Per Share Amounts)

	2018	2017	2016

Revenues	$83,937	$60,426	$41,108
Cost of goods sold	12,923	9,311	6,467
Gross profit	71,014	51,115	34,641
Costs and expenses:
Sales and marketing	56,617	37,636	28,426
Research and development	11,773	6,699	4,212
General and administrative	23,124	14,731	10,133
Total costs and expenses	91,514	59,066	42,771
Loss from operations	(20,500)	(7,951)	(8,130)
Other income (expense):
Investment income	1,525	—	—
Interest expense	(1,127)	(2,217)	(5,386)
Interest expense — deferred financing costs	(81)	(246)	(875)
Loss on extinguishment of debt	(2,186)	—	—
Other expense	(28)	(31)	(20)
Total other expense, net	(1,897)	(2,494)	(6,281)
Net Loss	(22,397)	(10,445)	(14,411)
Weighted average common shares outstanding — basic and diluted	37,127	33,323	30,702
Loss per common share — basic and diluted	$(0.60)	$(0.31)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2018, 2017 and 2016

(In Thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, December 31, 2015	29,985	$300	$111,369	$(103,473)	$8,196

Stock-based compensation	—	—	1,390	—	1,390
Exercise of stock options	341	3	1,075	—	1,078
Issuance of common shares	2,683	27	18,641	—	18,668
Net loss				(14,411)	(14,411)

Balance, December 31, 2016	33,009	$330	$132,475	$(117,884)	$14,921

Stock-based compensation	—	—	3,609	—	3,609
Exercise of stock options	536	5	1,429	—	1,434
Issuance of common shares	805	8	15,655	—	15,663
Net loss	—	—	—	(10,445)	(10,445)

Balance, December 31, 2017	34,350	$343	$153,168	$(128,329)	$25,182

Stock-based compensation	—	—	7,606	—	7,606
Exercise of stock options and employee stock purchase plan	1,101	11	3,873	—	3,884
Issuance of common shares	3,450	35	132,672	—	132,707
Net loss	—	—	—	(22,397)	(22,397)

Balance, December 31, 2018	38,901	389	297,319	(150,726)	146,982

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018,  2017 and 2016

(In  Thousands)

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(22,397)	$(10,445)	$(14,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	774	488	362
Amortization of intangible assets	77	79	75
Amortization of deferred financing costs	81	246	125
Loss on disposal of equipment	1	—	—
Loss on extinguishment of debt	2,186	—	750
Provision for bad debt	852	223	80
Provision for inventory write down	1,343	1,438	788
Changes in investment gains and losses	(721)	—	—
Share-based compensation	7,606	3,609	1,390
Interest added to note payable	—	—	1,924
Change in assets and liabilities:
Accounts receivable	(5,108)	(3,236)	(3,349)
Inventory	(6,009)	(3,295)	(2,313)
Prepaid expenses and other	(192)	(342)	(87)
Accounts payable and accrued expenses	3,711	1,927	3,411
Contract and other liabilities	(66)	70	18
Net cash used in operating activities	(17,862)	(9,238)	(11,237)

Cash flows from investing activities:
Purchase of property and equipment	(6,282)	(1,105)	(931)
Purchase of investments	(114,736)	—	—
Sale of investments	23,146	—	—
Acquisition of intangible assets	(321)	(187)	(226)
Net cash used for investing activities	(98,193)	(1,292)	(1,157)

Cash flows from financing activities:
Proceeds from issuance of common stock	132,964	15,891	18,767
Cash paid for equity offering	(257)	(228)	(99)
Borrowing on revolving loan	26,253	57,599	6,685
Payments on revolving loan and prepayment penalties	(30,489)	(57,624)	(6,685)
Repayments of long-term debt and prepayment penalties	(22,513)	(21)	(2,446)
Debt issuance costs	—	(29)	(801)
Proceeds from exercise of stock options	3,884	1,434	1,078
Net cash provided by financing activities	109,842	17,022	16,499
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,213)	6,492	4,105
Cash, cash equivalents, and restricted cash, beginning of year	36,507	30,015	25,910
Cash, cash equivalents and restricted cash, end of year	$30,294	$36,507	$30,015

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,325	$2,198	$5,769
Supplemental disclosure of non-cash investing and financing activities:
Payments of fixed assets in accounts payable and accrued expenses	$335	$55	$32
Payments of long term debt with proceeds from term loan of $21,000 and revolver loan of $4,000	$—	$—	$25,000
Capital lease additions	$—	$62	$—

The accompanying notes are an integral part of these consolidated financial statements.

AXOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

(In  Thousands, Except Per Share Amounts)

1.Basis of Presentation

The accompanying consolidated financial statements include the accounts of Axogen, Inc. (the “Company” or “Axogen”) and its wholly owned subsidiaries, Axogen Corporation (“AC”),  Axogen Processing Corporation (“APC”) and Axogen Europe GmbH, as of December 31, 2018 and December 31, 2017 and for the three years ended December 31, 2018. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation.

2.Organization and Business

Axogen is a global provider of innovative surgical solutions for physical damage or transection to peripheral nerves.  Axogen is focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair. Axogen’s products are designed to restore nerve function and are used to treat patients with physical damage or transection to peripheral nerves by providing innovative, clinically proven and economically effective repair solutions for surgeons and health care providers. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body. Physical damage to a peripheral nerve or the inability to properly reconnect peripheral nerves can result in the loss of muscle or organ function, the loss of sensory feeling, or the initiation of pain.

Axogen’s portfolio of products includes Avance® Nerve Graft, an off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard® Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and Avive® Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.  Along with these core surgical products, Axogen also offers the Axotouch® Two-Point Discriminator and Acroval® Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on peripheral nerve function. The Company’s portfolio of products is available in the United States, Canada, and other European and international countries.

Avance® Nerve Graft and Avive® Soft Tissue Membrane are processed in the United States by Axogen at its processing facility in Dayton, Ohio.  Axoguard® Nerve Connector and Axoguard® Nerve Protector are manufactured in the United States by Cook Biotech Incorporated and are distributed worldwide exclusively by Axogen.  The Acroval® Neurosensory and Motor Testing System and Axotouch® Two Point Discriminator are contract manufactured by Viron Technologies, LLC (formerly Cybernetics Research Laboratories) (“Viron”) Tucson, Arizona.   Viron supplies the Acroval® and Axotouch® unpackaged and they are packaged at Axogen’s distribution facility in Burleson, Texas.  Axogen maintains its corporate offices in Alachua, Florida and is the parent company of its wholly owned operating subsidiaries, AC, APC and Axogen Europe GmbH.

3.Summary of Significant Accounting Policies

Cash and Cash Equivalents and Concentration

The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying Consolidated Financial Statements.  The Company has not experienced any losses related to these balances; however, as of December 31, 2018, $23,794 of the cash and cash equivalents balance was in excess of FDIC limits.   As of December 31, 2018, the Company had restricted cash balances of $6,000 as collateral for an irrevocable standby letter of credit.  There were no restricted cash balances as of December 31, 2017.

The following table provides a reconcilaiton of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$24,294	$36,507
Restricted cash	6,000	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$30,294	$36,507

Investments

The Company invests primarily in U.S. Government securities, corporate bonds, commercial paper and asset-backed securities and classifies all investments as available-for-sale. Investments are recorded at fair value. The Company has elected the fair value option (FVO) for all of its available-for-sale investments.  The FVO election results in all changes in unrealized gains and losses being included in investment income in the Consolidated Statements of Operations.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 606, “Revenue from Contracts with Customers”, utilizing the modified retrospective method applied to contracts that were not completed.  The adoption of the standard did not have a material impact on the timing and amounts of the Company’s revenue, processes or internal controls.  Upon adoption, the Company did not have any material remaining performance obligations, significant judgements, or material costs to obtain or fulfill contracts with its customers.

The Company enters into contracts to sell and distribute products and services to hospitals and surgical facilities for use in caring for patients with peripheral nerve damage or transection.  Revenue is recognized when the Company has met its performance obligations pursuant to its contracts with its customers in an amount that the Company expects to be entitled to in exchange for the transfer of control of the products and services to the Company’s customers.  In the case of products or services sold to a customer under a distribution or purchase agreement, the Company has no further performance obligations and revenue is recognized at the point control transfers which occurs either when:  i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and independent sales agencies, and also from inventory physically held by field sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of sales.

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

The contract with the customer states the final terms of the sale, including the description, quantity, and price of each implant distributed. The payment terms and conditions in the Company’s contracts vary; however, as a common business practice, payment terms are typically due in full within 30 to 60 days of delivery. Since the customer agrees to a stated price in the contract that does not vary over the contract term, the contracts do not contain any material types of variable consideration, and contractual rights of return are not material.  The Company has several contracts with distributors in international markets which include consideration paid to the customer in exchange for distinct marketing and other services. The Company records such consideration paid to the customer as a reduction to revenue from the contracts with those distributor customers.

In connection with the Acroval® Neurosensory and Motor Testing System, the Company sells extended warranty and service packages to some of its customers who purchase this evaluation and measurement tool, and the prepayment of these extended warranties represent contract liabilities until the performance obligations are satisfied ratably over the term of the contract. The sale of the aforementioned extended warranty represents the only performance obligation the Company satisfies over time and creates the contract liability disclosed below.  The opening and closing balances of the Company’s contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2018	$11,065	$32	$69
Closing, December 31, 2018	15,321	18	42
Increase (decrease)	4,256	(14)	(27)

Allowance for Doubtful Accounts Receivable and Concentration of Credit Risk

The Company evaluates the collectability of accounts receivable to determine the appropriate allowance for doubtful accounts. In determining the amount of the allowance, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in general and administrative expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant.  The allowance for doubtful accounts balance was approximately $1,117 and $461 at December 31, 2018 and 2017, respectively.

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

The Company monitors the shelf life of its products and historical expiration and spoilage trends, and writes-down inventory based on the estimated amount of inventory that will not be distributed before expiration or spoilage.

Deferred Financing Costs

The Company records as a discount to debt all third-party costs associated with the issuance of long-term debt. The costs are amortized to interest expense over the term of the debt using the effective interest method.

Net Loss Per Share

Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260), by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, options and awards of 2,621,440, 2,253,399 and 1,177,456 which were outstanding as of December 31, 2018, 2017 and 2016, respectively, were not included in the computation of diluted Eps because dilutive shares are not factored into the calculation of EPS when a loss applicable to common shares as they would be anti-dilutive.

Advertising

Advertising costs are expensed as incurred. Advertising costs were $29,  $204 and $40 for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in sales and marketing expense on the accompanying Consolidated Statements of Operations.

Research and Development Costs

Research and development costs are expensed as incurred and were $11,773, $6,699 and $4,212 for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using the fair value, including stock options, restricted stock, performance stock and stock purchases related to an employee stock purchase plan.  The share-based compensation recognized under ASC 718 for years ended December 31, 2018, 2017 and 2016 was $7,606, $3,609, and $1,390, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The expense has been reduced for forfeitures as they occur.

The Company estimates the fair value of time-based options on the date of grant using the Multi-Point Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of fair value is affected by the Company’s stock price, as well as assumptions regarding several subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards.

The Company estimates the fair value of restricted stock based upon the grant date closing market price of the Company’s common stock.

The Company also has an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount.  The Company estimates the number of shares to be purchased under the ESPP at the beginning of each purchase period based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model and records estimated compensation expense during the period. Expense is adjusted at the time of stock purchase.

With respect to performance stock units (“PSUs”), the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against specified targets over the measurement period. The fair value of the PSUs is based on the Company’s closing stock price on the grant date and its estimate of achieving such performance targets. For further discussion and disclosures, see Note 11 – Equity Compensation Plans.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management believes the critical accounting policies regarding revenue recognition, allowance for uncollectible accounts receivable, investments, inventories and share-based employee compensation affect our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The standard could be applied retrospectively to each prior period presented or by use of the modified retrospective method with the cumulative effect recognized as of the adoption date. The Company adopted the standard on January 1, 2018 utilizing the modified retrospective method.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, other than the enhanced disclosure included in the notes herein.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to ASC 842, Leases.  ASU 2018-11 provided entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting ASC 842.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect: (1) the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs and (2) the use-of-hindsight. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify.

The Company will adopt ASU 842 as of January 1, 2019, using the alternative modified transition method. In preparation of adopting ASC 842, the Company is implementing additional internal controls to enable future preparation of financial information in accordance with ASC 842. The Company has also substantially completed its evaluation of the impact on the Company’s lease portfolio. The Company believes the largest impact will be on the consolidated balance sheets for the accounting of facilities-related leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as right of use assets (“ROU”) and operating lease liabilities. The Company will also be required to provide expanded disclosures for its leasing arrangements. As of December 31, 2018, the Company had $43,579 of undiscounted future minimum operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. For a lessee, the results of operations are not expected to significantly change after adoption of the new standard.  While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 842 on the Company’s financial statements and disclosures, including the determination of the Company’s incremental borrowing rate for each of the operating leases to estimate the interest rate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The ASU was issued intending to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. We retrospectively adopted the standard on January 1, 2018.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), guidance that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We retrospectively adopted the standard on January 1, 2018.  The adoption of this standard did not have a material impact on the Company’s Consolidated Statement of Cash Flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718.  We retrospectively adopted the standard on January 1, 2018.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  As result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.  This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Guidance on Cloud Computing Arrangements.  ASU 2018-15 provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract and aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software.  Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized.  This update is effective for annual and interim reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted.  The Company is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

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

	December 31,	December 31,
	2018	2017

Finished goods	$9,194	$5,489
Work in process	454	470
Raw materials	2,334	1,357
Inventories	$11,982	$7,316

For the years ended December 31, 2018, 2017 and 2016, the Company had inventory write-downs of $1,343, $1,438 and $788,  respectively, primarily relating to product expiration.

5.Fair Value of Investments

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

The Company classifies cash and investments in U.S. government securities as Level 1 within the fair value hierarchy.  Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1.  The carrying amounts of these assets and liabilities approximate their fair values due to their relatively short-term nature. Investments in corporate bonds and commercial paper are classified as Level 2 within the fair value hierarchy. The fair value of long-term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2.

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2018:

	Quoted Prices in Active Markets for Indentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,947	$—	$—	$12,947
U.S. government securities	15,923	—	—	15,923
Corporate bonds	—	31,495	—	31,495
Commerical paper	—	27,869	—	27,869
Asset-backed securities	—	17,025	—	17,025
Total assets	$28,870	$76,389	$—	$105,259

There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the year ended December 31, 2018.  There were no investments as of December 31, 2017.  The maturity date of all of the Company’s investments is less than one year.

6.Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2018	2017

Furniture and equipment	$1,763	$1,382
Leasehold improvements	1,151	711
Processing equipment	2,349	1,840
Land	731	—
Projects in process	4,906	553
Less: accumulated depreciation and amortization	(2,861)	(2,289)
Property and equipment, net	$8,039	$2,197

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $774,  $488 and $362, respectively.

7.Intangible Assets

The Company’s intangible assets consist of the following:

	December 31,	December 31,
	2018	2017

License agreements	$1,034	$1,008
Less: accumulated amortization	(553)	(486)
License agreements, net	$481	$522

Patents	755	460
Less: accumulated amortization	(55)	(45)
Patents, net	$700	$415
Intangible assets, net	$1,181	$937

License agreements are being amortized over periods ranging from seventeen to twenty years. Certain patent costs of $22 were being amortized over three years. As of December 31, 2018, these patents were fully amortized, and the remaining patents of $755 are a combination of pending and issued patent costs,  $132 of which is being amortized over periods up to twenty years. Amortization expense for 2018, 2017 and 2016 was approximately $77,  $79 and $75, respectively. As of December 31, 2018, future amortization of license agreements is expected to be $75 for 2019 through 2024 and $113, thereafter .

License Agreements

The Company has entered into multiple license agreements (together, the “License Agreements”) with the University of Florida Research Foundation and the University of Texas at Austin. Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

•

Axogen pays royalty fees ranging from 1% to 3% under the License Agreements based on net sales of licensed products. One of the agreements also contains a minimum royalty of $13 per quarter, which may include a credit in future quarters in the same calendar year for the amount the minimum royalty exceeds the royalty fees. Also, when Axogen pays royalties to more than one licensor for sales of the same product, a royalty stack cap applies, capping total royalties at 3.75%;

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

•

Currently, under the University of Texas at Austin’s agreement,  Axogen would owe a $15 milestone fee upon receiving a Phase II Small Business Innovation Research or Phase II Small Business Technology Transfer grant involving the licensed technology. The Company has not received either grant and does not owe such a milestone fee. A milestone fee to the University of Florida Research

Foundation of $2 is due if Axogen receives FDA approval of its Avance® Nerve Graft, a milestone fee of $25 is due upon the first commercial use of certain licensed technology to provide services to manufacture products for third parties and a milestone fee of  $10 is due upon the first use to manufacture products that utilize certain technology that is not currently incorporated into Axogen products.

Royalty fees were $1,661,  $1,195 and $812 for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in sales and marketing expense on the accompanying consolidated statements of operations.

8.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31,	December 31,
	2018	2017

Accounts payable	$4,517	$3,238
Accrued expenses	2,004	1,771
Accrued compensation	6,477	3,943
Accounts Payable and Accrued Expenses	$12,998	$8,952

9.Term Loan Agreements and Long-Term Debt

Term Loan Agreement and Long-Term Debt consist of the following:

	December 31,	December 31,
	2018	2017

Term Loan Agreement with MidCap Financial Trust (“MidCap”) for a total of $21,000, net of $554 unamortized deferred financing fees at December 31, 2017. Interest was payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. As of December 31, 2018, the Term Loan was paid in full.	$—	$20,446

Revolving Loan Agreement with MidCap for up to $10,000 with borrowings based upon eligible accounts receivable and inventory. Interest was payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5%. As of December 31, 2018, the Revolving Loan was paid in full.	—	4,000

Equipment Lease Agreement with Cisco Capital for a total lease amount of $59 which has a 36 month term and requires no lease payments for the first three months of the lease and 33 equal payments of principal and interest until the end of the term. Interest on the lease is payable monthly at 3.5% per annum.	15	37

Equipment Lease Agreement with Raymond Leasing Corporation for a total lease amount of $30 which has a 48 month term with equal payments for principal and interest until the end of the term. Interest on the lease is payable monthly at 6.7% per annum.	22	30

Equipment Lease Agreement with B&B Office Systems for a total lease amount of $32 which has a 60 month term with equal payments for principal and interest until the end of the term. Interest on the lease is payable monthly at 8.5% per annum.	26	32
Total	63	24,545
Less current revolving loan	—	(4,000)
Less current maturities of long-term debt	(28)	(735)
Long-term portion	$35	$19,810

Credit Facilities

MidCap Term Loan Agreement

On October 25, 2016 (the “Closing Date”), Axogen and AC, each as borrowers, entered into a Credit and Security Agreement (Term Loan) (the ''MC Term Loan Agreement") with the lenders party thereto and MidCap Financial Trust (“MidCap”), as administrative agent and a lender. Under the MC Term Loan Agreement, MidCap provided the Company a term loan in the aggregate principal amount of $21,000 (the "Term Loan") which had a maturity date of May 1, 2021 and required interest only payments through December 1, 2018, and thereafter, 30 monthly payments of principal and interest resulting in the Term Loan being fully paid by the maturity date. Interest was payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. In addition to the interest charged on the Term Loan, the Company was also obligated to pay certain fees, including an annual agency fee of 0.25% of the aggregate principal amount of the Term Loan.

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

However, no prepayment fee would be due in the event the prepayment was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.  On May 22, 2018, the Company paid $22,599 to prepay the Term Loan in full, which included exit and pre-payment fees of 5% and 2%, respectively, of the outstanding balance for a total of $1,470.  Included in the loss on extinguishment is the unamortized deferred financing costs associated with the Term Loan of $473.

MidCap Revolving Loan Agreement

In addition, on October 25, 2016, Axogen and AC, each as borrowers, also entered into a Credit and Security Agreement (Revolving Loan) (the ''Revolving Loan Agreement") with the lenders party thereto and MidCap, as administrative agent and a lender.  Under the Revolving Loan Agreement, MidCap agreed to lend to the Company up to $10,000 under a revolving credit facility (the "Revolving Loan") which amount could be drawn down by the Company based upon an available borrowing base which included certain accounts receivable and inventory.  The Revolving Loan could be increased to up to $15,000 at the Company’s request and with the approval of MidCap.  The maturity date of the Revolving Loan was May 1, 2021. Interest was payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances. In addition to the interest charged on the Revolving Loan, the Company was also obligated to pay certain fees, including a collateral management fee of 0.5% per annum of the principal amount outstanding on the Revolving Loan from time to time and an unused line fee of 0.5% per annum on the difference between the average amount outstanding on the Revolving Loan minus the total amount of the Revolving Loan commitment. The Revolving Loan was subject to a minimum balance, such that the Company paid the greater of: (i) interest accrued on the actual amount drawn under the Revolving Loan Facility; and (ii) interest accrued on 30% of the average borrowing base.  If the Revolving Loan was terminated or permanently reduced prior to the maturity date, MidCap was owed a deferred revolving loan origination fee as specified in the Revolving Loan Agreement.  No deferred revolving loan origination fee would be due in the event the Revolving Loan was paid in full or the termination of the revolving credit facility was a result of refinancing the Term Loan and Revolving Loan with MidCap or an affiliate of MidCap.

The MC Term Loan Agreement and the Revolving Loan Agreement each contained covenants that placed restrictions on Axogen’s operations, including, without limitation, covenants related to debt restrictions, investment restrictions, dividend restrictions, restrictions on transactions with affiliates and certain revenue covenants. MidCap, on behalf of the lenders under the agreements, had a first perfected security interest in the assets of the Company to guarantee the payment in full of the agreements. On May 22, 2018, the Company paid $2,958 to prepay the Revolving Loan in full, which included pre-payment fees of $236.

Interest expense for the year ended December 31, 2018 was $1,127 compared to $2,217 for the year ended December 31, 2017 and $5,386 for the year ended December 31, 2016.

Annual maturities of the Company’s long-term obligations are as follows:

Year Ending December 31	Amount
2019	$28
2020	13
2021	15
2022	7
TOTAL	$63

10.Public Offering of Common Stock

Axogen, Inc. Classes of Stock

Axogen, Inc.’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share. The authorized capital stock is divisible into the classes and series, has the designation, voting rights, and other rights and preferences and is subject to the restrictions that the Axogen Board of Directors may establish from time to time. Unless otherwise designated by the Axogen Board of Directors, all shares are common stock. Axogen has not designated any shares other than common stock.

Public Offerings

On October 7, 2016, Axogen entered into an underwriting agreement with JMP Securities LLC, as representative of the several underwriters (collectively, the “2016 Offering Underwriters”), to issue and sell 2,333,334 shares of the Company’s common stock in an underwritten registered public offering (the “2016 Offering”) at an offering price of $7.50 per share.  Pursuant to the underwriting agreement, the Company also granted the 2016 Offering Underwriters a 30-day option to purchase up to an additional 350,000 shares of common stock, which the 2016 Offering Underwriters exercised in full on October 7, 2016.  Five of the Company’s directors and officers purchased an aggregate of approximately 33,000 Shares in the 2016 Offering and such purchases were made on the same terms and conditions as purchases by the public in the 2016 Offering. The 2016 Offering closed on October 13, 2016, and the Company received net proceeds of approximately $18,674 from the sale of 2,683,334 shares of common stock, which included the additional 350,000  shares of common stock, after deducting the underwriting discounts and commissions and estimated offering expenses.  The 2016 Offering was pursuant to a prospectus supplement dated October 7, 2016, which was filed with the SEC in connection with the Company’s shelf registration statement on Form S-3 (File No. 333-207829) that was filed with the SEC on November 5, 2015 and declared effective on December 11, 2015 and the related prospectus dated December 11, 2015.

On November 16, 2017, Axogen entered into a certain underwriting agreement (the “Leerink Underwriting Agreement”) with Leerink Partners LLC, as representative of the several underwriters named therein (collectively, the “2017 Offering Underwriters”) and Essex, pursuant to which (i) the Company agreed to issue and sell 700,000 shares of the Company’s common stock pursuant to a registration statement on Form S-3 (File No. 333-207829), filed with the SEC on November 5, 2015, and declared effective by the SEC on December 11, 2015, and the prospectus contained therein, as supplemented by the prospectus supplement dated November 16, 2017, and (ii) Essex agreed to sell 1,000,000 shares of the Company’s common stock pursuant to a registration statement on Form S-3 (File No. 333-220770), filed with the SEC on October 2, 2017, and declared effective by the SEC on October 11, 2017, and the prospectus contained therein, as supplemented by the Prospectus Supplement, in an underwritten registered public offering at an offering price of  $21.00 per share.  The Company and Essex granted the 2017 Offering Underwriters a 30-day option to purchase up to an aggregate of 255,000 additional shares of common stock, at the public offering price, less the underwriting discounts and commissions, which was exercised in full on November 16, 2017.  The Company received net proceeds of approximately $15,655 after deducting the underwriting discounts and commissions and estimated offering expenses.

On May 8, 2018, the Company entered into an underwriting agreement with Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (collectively, the “2018 Offering Underwriters”), pursuant to which the Company agreed to issue and sell 3,000,000 shares of the Company’s common stock in an underwritten registered public offering at an offering price of $41.00 per share (the “2018 Offering”).  The Company granted the 2018 Offering Underwriters a 30-day option to purchase up to an aggregate of 450,000 additional shares of common stock, at the public offering price, less the underwriting discounts and commissions, which was exercised in full on May 9, 2018.  The 2018 Offering closed on May 11, 2018, and the Company received proceeds of approximately $132,707 from the sale of the shares (including the sale of 450,000 additional shares issued upon exercise of the 2018 Offering Underwriters’ overallotment option), after deducting the underwriting discounts and commissions and estimated offering expenses.

11.Equity Compensation Plans

The Company maintains two share-based incentive plans:  the Axogen 2010 Stock Incentive Plan, as amended (2010 Plan), and the Axogen 2017 Employee Stock Purchase Plan (2017 ESPP).

Stock Incentive Plan

The 2010 Plan allows for issuance of incentive stock options, non-qualified stock options, performance stock units (PSU) and restricted stock units (RSU) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  The Compensation Committee of the Board of Directors administers the 2010 Plan and has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the type of awards.  As of December 31, 2018 , there were 7,700,000 shares of common stock authorized for issuance under the 2010 Plan and 407,368 were available for future grants.

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

Activity under the 2010 Plan during 2017 and 2018 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Time-Based Stock Options	Outstanding	Price	Term(Years)	Value
Outstanding at December 31, 2016:	4,080,264	$4.65	4.83	$17,762
Granted	871,375	16.91
Forfeited	(86,453)	5.47
Exercised	(560,985)	3.36
Outstanding at December 31, 2017:	4,304,201	$7.28	5.39	$90,473
Granted	656,250	29.48
Forfeited	(40,473)	9.56
Exercised	(1,026,807)	3.72
Outstanding at December 31, 2018	3,893,171	$11.94	5.95	$41,020
Vested and expected to vest	3,893,171	$11.94	5.95	$41,020
Exercisable at December 31, 2018	2,027,440	$5.98	4.08	$29,739

		Weighted
	Number of	Average
	Shares	Grant Date
Restricted and Performance Stock Units	Outstanding	Fair Value
Outstanding at December 31, 2016:	202,100	$8.95
Granted	430,980	26.24
Released	(7,150)	8.95
Forfeited	(15,200)	9.49
Outstanding at December 31, 2017:	610,730	$21.14
Granted	516,433	23.34
Released	(7,150)	8.95
Forfeited	(13,650)	25.89
Outstanding at December 31, 2018	1,106,363	22.18

The intrinsic value of equity awards exercised during the years ended December 31, 2018, 2017 and 2016 was $34,229, $7,783 and $1,496, respectively. As a result of the Company’s full valuation allowance on its net deferred tax assets, no tax benefit was recognized related to the exercises of stock options.  The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant.  For 2018, 2017 and 2016, $3,884, $1,434 and $1,078, respectively, in cash proceeds were included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options.  The total fair value of restricted stock vested during 2018 and 2017 was $196 and $108.  There were no restricted stock vested during 2016.  The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized stock-based compensation expense of $7,606, $3,609 and $1,390 for the years ended December 31, 2018, 2017 and 2016, respectively, which consisted of compensation expense related to employee stock options, PSUs and RSUs.  As of December 31, 2018, there was $27,948 of unrecognized compensation costs related to non-vested stock options and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 2.53 years for stock options and 3.26 years for restricted stock awards.

On December 18, 2017 the Compensation Committee of the Board of Directors also approved PSU awards to certain executives related to their work on the Company’s BLA.  The PSU awards consist of a targeted total award of 200,000 shares. The number of shares are allocated to certain milestones related to the BLA submission to and approval by the FDA.  The performance measure is based upon achieving each of the specific milestones and will vest 50% upon achieving each of the milestones and 50% one year later.  The Company estimated the  fair value of the PSUs based on its closing stock price at the time of grant and its estimate of achieving such performance target and will record compensation expense as the milestones are achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense will be adjusted based upon the Company’s estimate of achieving such performance target. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement.   The amount actually awarded will be based upon achievement of the performance measures and can range from 0 to 200,000 shares.  The grant date fair value of the common stock on December 18, 2017 was $27.00.  The total unrecognized future compensation expense related to this PSU, assuming achievement of 100% of the target award is $5,400. Assuming the minimum of 0% and the maximum of 100% payout opportunity for the PSU, the range of total future compensation expense related to this PSU award is between $0 and $5,400 as of December 31, 2018.

Employee Stock Purchase Plan

The 2017 ESPP, which was effective as of January 1, 2018, allows for eligible employees to acquire shares of our common stock through payroll deductions at a discount from market value (currently 15%) of the lesser of the closing price of the Company’s common stock on the first day or last day of the offering period.  The offering period is currently six months, and the offering prices are subject to change.  Participants may not purchase more than $25 of the Company’s common stock in a calendar year.  As of December 31, 2018 , there were 600,000 shares of common stock authorized for issuance under the 2017 ESPP and 533,684 were available for future issuance.

Valuation and Expense Information Under FASB ASC 718

The Company estimates the fair value of each option grant using a Multiple Point Black-Scholes option-pricing model which uses a weighted average of historical volatility and peer company volatility. The Company determines the expected life giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

The Company used the following weighted-average assumptions for stock options granted during the year ended December 31:

Year ended December 31,	2018	2017	2016

Expected term (in years)	6.22	6.16	4.60
Expected volatility	50.99%	50.43%	59.58%
Risk free rate	2.70%	2.12%	1.72%
Expected dividends	—%	—%	—%

The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of the awards.

Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options and restricted stock granted for the years ended December 31, 2018, 2017 and 2016, respectively, was as follows:

	2018	2017	2016
Stock options	$15.05	$8.41	$3.84
Restricted and performance stock units	23.34	26.24	8.95

12.  Income Taxes

The Company has temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective income tax basis, as measured by enacted state and federal rates as follows:

December 31	2018	2017	2016

Deferred tax assets:
Net operating loss carryforwards	$30,588	$27,578	$38,299
Charitable contributions	—	—	1
Inventory write down	273	206	361
Depreciation	117	—	—
Amortization	—	23	90
Interest limitation	336	—	—
Allowance for doubtful accounts	285	117	102
Stock-based compensation	2,335	520	341
Total deferred tax assets	33,934	28,444	39,194
Deferred tax liabilities:
Depreciation	—	(81)	(83)
Amortization	(43)	—	—
Contract liabilities	(15)	(6)	—
Net deferred tax assets	33,876	28,357	39,111
Valuation allowance	$(33,876)	$(28,357)	$(39,111)

As of December 31, 2018, the Company had tax-affected net operating loss carry forwards of approximately $30,588 to offset future taxable income which expire in various years through 2038. A portion of the net operating loss carry forwards may expire due to limitations imposed by section 382 of the Internal Revenue Code.  A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of December 31, 2018, 2017 and 2016.  The valuation allowance increased by $5,519 during 2018, primarily as a result of current year increase in the net operating loss carry forward.  During 2017, the valuation allowance decreased by $10,754,  primarily due to the remeasurement of the Company’s deferred tax assets and liabilities as a result of the Tax Reform enacted on December 22, 2017.  During 2016, the valuation allowance increased $5,097, to offset the deferred tax benefit in that year.  The difference between the financial statement income tax and the income tax benefit using statutory rates is primarily due to the decrease in the valuation allowance.

The Company had no income tax expense or income tax benefit for 2016, 2017 and 2018 due to incurrence of net operating losses.  The Company does not believe there are any additional tax refund opportunities currently available.

13.  Employee Benefit Plan

The Company sponsors the Axogen 401(k) plan (the 401(k) Plan), a defined contribution plan covering substantially all employees of the Company.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  The Company contributed $650,  $439 and $334 in matching funds during the years ended December 31, 2018, 2017 and 2016, respectively.

14.  Commitments and Contingencies

Operating Leases

The Company and SNH Medical Office Properties Trust, a Maryland real estate investment trust (“SNH”), are parties to that certain lease dated as of February 6, 2007, as amended, (the “Primary Lease”) pursuant to which the Company leases its approximately nineteen thousand square foot corporate headquarters facility in the Progress Center at 13631 Progress Boulevard, Alachua, Florida 32615 (the “Primary Premises”). The annual cost for the Primary Premises ranges from $353 to $363 through the end of the term of the lease, which expires on October 31, 2021.  On January 23, 2017 the Company entered into a lease (the “First Expansion Lease”) with SNH for one thousand four hundred square feet at 13709 Progress Boulevard, Alachua, Florida 32615 (the “First Expansion Premises”) adjacent to the Primary Premises.  The Company has entered into the Second Expansion Lease and Third Expansion Lease, as defined below, which relate to properties that are adjacent to the Primary Premises and First Expansion Premises resulting in the Company having approximately eighteen thousand square feet for its corporate headquarters and certain research space in the Progress Center in Alachua, Florida.

On November 19, 2018, the Company entered into a Lease (the “Second Expansion Lease”) with SNH for two thousand eight hundred square feet at 13709 Progress Boulevard, Suites S-160, S-162 and S-164, Alachua, Florida 32615 (the “Second Expansion Premises”). Pursuant to the Second Expansion Lease, AC is to use the Second Expansion Premises for general office uses. The Second Expansion Lease commenced December 1, 2018 and expires November 30, 2020. The annual cost of the Second Expansion Premises is approximately $45 for the first twelve months of the term and $42 for the final eleven months. The Company is also obligated to pay for certain taxes, insurance costs and electricity costs incurred by SNH.

On November 19, 2018, AC entered into a Lease (the “Third Expansion Lease”) with SNH for two thousand square feet at 13709 Progress Boulevard, Suites S-175, S-177 and S-179, Alachua, Florida 32615 (the “Third Expansion Premises”). Pursuant to the Third Expansion Lease, the Company is to use the Third Expansion Premises for general office and biomedical research uses. The Third Expansion Lease commenced December 1, 2018 and its term expires November 30, 2020.  The annual cost of the Third Expansion Premises is approximately $37 for the first twelve months of the term and $35 for the final eleven months. The Company is also obligated to pay for certain taxes, insurance costs and electricity costs incurred by SNH.

On November 21, 2018, the Company, entered into Commercial Lease Amendment 3 (the “Burleson Amendment”), to the Commercial Lease dated April 21, 2015, as amended, with Ja-Cole L.P. Under the terms of the Burleson Amendment, the Company leased an additional two thousand five hundred square feet of warehouse/office space in Burleson, Texas (collectively with the space leased under the Commercial Lease with Ja-Cole L.P. prior to the effectiveness of the Burleson Amendment,  the “Burleson Facility”).  The Burleson Facility will now comprise a total of twelve thousand five hundred square feet, all of which, pursuant to the Burleson Amendment, will be leased until December 31, 2021.  The annual rental cost of the entire Burleson Facility is now approximately $113 through December 31, 2020 and $116 for the calendar year 2021. The Burleson Facility houses raw material storage and product distribution while allowing same day order fulfillment for both the east and west coasts of the United States.

On October 26, 2018, the Company entered into a Lease (the “Ashley Avenue Lease”) with Ashley Avenue Associates I, LLC., a Delaware limited liability company (“Ashley”), for the lease by the Company of approximately fifteen thousand square feet of office space on the second floor of the building located at 1000 N. Ashley Drive, Tampa, Florida 33602 (the “Ashley Avenue Premises”).  Pursuant to the Ashley Avenue Lease, the Company will use the Ashley Avenue Premises for general office purposes.  The initial term of the Ashley Avenue Lease commenced on December 1, 2018 and expires on November 30, 2020. The Company has an option to terminate the lease after eighteen months by providing Ashley with four months advance written notice.  The rental cost for the Ashley Avenue Premises will be $381 for the first twelve month period, and $360 for the final eleven month period. The Company will also be obligated to pay for its pro rata share of the building’s property taxes, utilities, administrative costs, common area maintenance and management fees, excluding any capital improvements or any damage due to fire, hurricane or other casualty.

On September 20, 2018, the Company entered into an agreement with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space (the “Heights Union Premises”) in a one hundred and fifty thousand square foot office building that Heights Union intends to construct and complete on or before February 15, 2020, on an area of land in Tampa, Florida.  Pursuant to the Heights Union lease, the Company will use the Heights Union Premises for general office, medical laboratory, training and meeting purposes.  The annual costs of the Heights Union Premises ranges from $2,400 to $3,308 during the term of the lease. Axogen believes it can obtain certain economic incentives from state authorities associated with the employment at the facility; such incentives are not expected to be a material offset to the expenses of the project as a whole.

In addition, Axogen leases space and maintains records at certain other facilities, including the Company’s prior corporate headquarters at 1407 South Kings Highway, Texarkana, Texas 75501.

Estimated future minimum rental payments on the leases are as follows:

Year Ending December 31,	Amount
2019	1,866
2020	2,540
2021	3,970
2022	2,518
2023	2,574
Thereafter	30,111
TOTAL	$43,579

Total rent expense for the Company’s leased office and lab space for the years ended December 31, 2018, 2017 and 2016 was $484,  $494 and $433, respectively.

Service Agreements

On August 6, 2015, Axogen entered into a License and Services Agreement with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance® Nerve Graft pursuant to the CTS agreement began in February 2016.  Subsequent to the year ended December 31, 2018, on February 22, 2019, Axogen Corporation and CTS entered into a fourth amendment to the License and

Services Agreement wherein the term of the agreement was extended such that the Occupancy Date in section 12.01 of the agreement shall end on December 31, 2021, subject to earlier termination by either party at any time for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or by Axogen without cause upon six months’ prior notice,  whereby notice cannot be provided prior to March 1, 2021.   Under the CTS agreement Axogen pays CTS a facility fee for clean room/manufacturing, storage and office space, which has been determined to be an embedded operating lease.  CTS also provides services in support of Axogen’s manufacturing such as routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  Pursuant to the CTS Agreement, Axogen pays license fees and the operating lease amounts, on a monthly basis to CTS which total an annual amount of approximately $1,931 for the year ended December 31, 2018, $1,409 for the year ended December 31, 2017 and $754 for the year ended December 31, 2016.

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

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services.  The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support a BLA for Avance® Nerve Graft.

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

Processor

Axogen is highly dependent on the continued availability of its processing facilities at CTS and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.  In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to the Axogen’s business reputation and financial results. The CTS agreement terminates December 31, 2021, subject to earlier termination by either party at any time for cause (subject to the non-terminating party’s right to cure, in certain circumstances), or by Axogen without cause, upon 6 months’ prior notice,  whereby notice cannot be provided prior to March 1, 2021.   Although Axogen believes it can find and make operational a new facility in less than six months if required. In addition, Axogen acquired property which is located near the CTS facility and it is expected that renovations will be completed by the termination date of the CTS Agreement to provide a new processing facility that can be included in our BLA for the Avance® Nerve Graft. However, the regulatory process for approval of facilities whether licensed or owned is time-consuming and unpredictable.  Axogen’s ability to license, renovate, rebuild or find acceptable service facilities takes a considerable amount of time and expense and could cause a significant disruption in service to its customers if it were to lose the availability of it production or distribution facilities.  Although Axogen has business interruption insurance which would, in instances other than lease termination, cover certain costs, it may not cover all costs nor help to regain Axogen’s standing in the market.

Litigation

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fl.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint, which will not occur until thirty days after the court appoints a lead plaintiff and lead counsel. Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper.

On February 4, 2019, a complaint in Jerry Espinoza, Jr. v. Megan M. Hess (2019-cv-30016) was filed in the District Court, Montrose County, Colorado. Plaintiffs, who are relatives of decedents, allege that Axogen purchased specimens from a vendor who failed to obtain consent before procuring the specimen from four decedents. Against Axogen, Plaintiffs allege claims of: (1) outrageous conduct; (2) unjust enrichment; (3) negligence; (4) negligence per se; (5) aiding and abetting; (6) civil conspiracy; and (7) Colorado Organized Crime Control Act. Plaintiffs seek compensatory damages for emotional distress and anxiety and exemplary damages. Axogen was served with the complaint on February 13, 2019.

These matters are subject to various uncertainties and it is possible that they may be resolved unfavorably to the Company.  However, while it in not possible to predict with certainty the outcome of these matters, the Company and the Individual Defendants dispute the allegations and intend to vigorously defend themselves in these matters.

15.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017:

	Quarter
	First	Second	Third	Fourth	Total
2018
Revenues	$17,260	$20,584	$22,660	$23,433	$83,937
Gross profit	14,547	17,478	19,196	19,793	71,014
Net loss	(5,644)	(7,427)	(4,102)	(5,224)	(22,397)
Loss per common share - basic and diluted	(0.16)	(0.20)	(0.11)	(0.13)	(0.60)

2017
Revenues	$12,241	$15,168	$16,046	$16,971	$60,426
Gross profit	10,325	12,891	13,542	14,357	51,115
Net loss	(3,762)	(2,060)	(2,124)	(2,499)	(10,445)
Loss per common share - basic and diluted	(0.11)	(0.06)	(0.06)	(0.07)	(0.31)

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).    Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of managements internal control over financial reporting as of December 31, 2018.  This report states that the internal control over financial reporting was effective and appears on page 81 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item concerning ownership will be set forth under the caption “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item concerning ownership will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this annual report on Form 10-K.

(2)

The financial statement schedules required by Item 15(a) are filed in Item 8 of this annual report on Form 10-K.  Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016 is included in the Consolidated Financial Statements of Axogen, Inc. on page 85.  All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are included in this annual report on Form 10-K or incorporated by reference in the Form 10-K:

Exhibit Number	Description

+3.1	Amended and Restated Articles of Incorporation of Axogen, Inc.

+3.2	Axogen, Inc. Amended and Restated Bylaws.

4.1

Registration Rights Agreement, dated as of August 26, 2015, between Axogen, Inc. and Essex Woodlands Fund IX, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018).

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

10.5.3

Amendment No. 2 to Distribution Agreement, dated as of February 26, 2018, by and between Axogen, Inc. and Cook Biotech Incorporated (incorporated by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018).

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

**10.8

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

10.9.3

Third Amendment to Lease, dated November 12, 2013 to lease dated as of February 6, 2007, by and between Axogen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 6, 2014).

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

**10.10.2

Amended Form of Employee Incentive Stock Option Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017).

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

**10.11.5

Amendment No. 4 to Employment Agreement, dated as of October 29, 2018, by and between Greg Freitag and Axogen, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

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

10.12.4

Commercial Lease Amendment 3, dated November 21, 2018 by and between Ja-Cole L.P. and Axogen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

10.13

License and Services Agreement, dated as of August 6, 2015, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

Exhibit Number	Description
+10.13.1	Fourth Amendment to License and Services Agreement, dated as of February 22, 2019, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissue Services).

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

Exhibit Number	Description
10.25

Lease, dated as of January 23, 2017, by and between Axogen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2017).

**10.26

Form of 2018 Performance Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017).

10.27

Underwriting Agreement by and between the Company, EW Healthcare Partners L.P. and Leerink Partners LLC, as representative of the underwriters named therein, dated November 16, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 16, 2017).

**10.28

Form of Restricted Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017).

10.29

Current Premises Election Notice, dated as of April 10, 2018, by and between Axogen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2018).

10.30

Underwriting Agreement by and among the Company, Jefferies LLC and Leerink Partners LLC, as representatives of the underwriters named therein, dated May 8, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018).

10.31

Agreement For Purchase and Sale of Real Property, dated as of June 8, 2018, by and between ARC CRVANOH001, LLC and Axogen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2018).

**10.32

Executive Employment Agreement, dated September 4, 2018, by and between Axogen Corporation and Angelo Scopelianos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.33

Letter Agreement effective September 20, 2018 by between Axogen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

10.34

Office Lease dated September 20, 2018 by and between Axogen, Inc., Axogen Corporation and Heights Union, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

10.35

Agreement of Lease dated October 26, 2018, by and between Ashley Avenue Associates I, LLC and Axogen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

**10.36

Executive Employment Agreement, dated as of October 29, 2018, by and between Axogen Corporation and Isabelle Billet (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

Exhibit Number	Description
**10.37

Form of Incentive Stock Option Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of October 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

**10.38

Form of Restricted Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of October 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

**10.39

Executive Employment Agreement, dated as of October 29, 2018, by and between Axogen Corporation and Maria Martinez (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

10.40

Lease, dated November 19, 2018 by and between SNH Medical Office Properties Trust and Axogen Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

10.41

Lease, dated November 19, 2018 by and between SNH Medical Office Properties Trust and Axogen Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

10.42

First Amendment to Lease dated as of November 19, 2018 by and between SNH Medical Office Properties Trust and Axogen Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

**10.43

Separation Agreement and General Release, dated January 15, 2019, between Axogen Corporation and Jon Gingrich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).

**10.44

Separation Agreement and General Release, dated January 18, 2019, between Axogen Corporation and Shawn McCarrey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2019).

**10.45

Executive Employment Agreement dated as of January 21, 2019, by and between Axogen Corporation and Eric Sandberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

**10.46

Form of Non-Qualified Stock Option Inducement Award Agreement to be granted by Axogen, Inc. to Eric Sandberg on January 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

***+**10.47	Form of Performance Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of April 5, 2017.
+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Lurie, LLP.

+23.2	Consent of Deloitte & Touche, LLP.

++24.1	Power of Attorney.

+31.1	Certification of Principal Executive Officer.

Exhibit Number	Description
+31.2	Certification of Principal Financial Officer.

+++32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ITEM 16.  Form 10-K Summary

None.

(e)  Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

AXOGEN, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Balance at Beginning of Year	Additions	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2016	192	104	(24)	272
2017	272	223	(34)	461
2018	461	852	(196)	1,117

Valuation allowance for deferred tax assets
2016	34,014	5,097	—	39,111
2017	39,111	—	(10,754)	28,357
2018	28,357	5,519	—	33,876

Schedules not included have been omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements and notes thereto.

EXHIBIT INDEX

Exhibit Number	Description

+3.1	Amended and Restated Articles of Incorporation of Axogen, Inc.

+3.2	Axogen, Inc. Amended and Restated Bylaws.

4.1

Registration Rights Agreement, dated as of August 26, 2015, between Axogen, Inc. and Essex Woodlands Fund IX, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017)

*10.1

Patent License Agreement, dated as of August 3, 2005, by and between Axogen Corporation and the Board of Regents of the University of Texas System (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011).

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

10.5.3

Amendment No. 2 to Distribution Agreement, dated as of February 26, 2018, by and between Axogen, Inc. and Cook Biotech Incorporated (incorporated by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017).

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

**10.8

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

10.9.3

Third Amendment to Lease, dated November 12, 2013 to lease dated as of February 6, 2007, by and between Axogen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 6, 2014).

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

**10.10.2

Amended Form of Employee Incentive Stock Option Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017).

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

**10.11.5

Amendment No. 4 to Employment Agreement, dated as of October 29, 2018, by and between Greg Freitag and Axogen, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

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

10.12.4

Commercial Lease Amendment 3, dated November 21, 2018 by and between Ja-Cole L.P. and Axogen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

10.13

License and Services Agreement, dated as of August 6, 2015, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015).

+10.13.1	Fourth Amendment to License and Services Agreement, dated as of February 22, 2019, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissue Services).

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

**10.26

Form of 2018 Performance Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018).

10.27

Underwriting Agreement by and between the Company, EW Healthcare Partners L.P. and Leerink Partners LLC, as representative of the underwriters named therein, dated November 16, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 16, 2017).

Exhibit Number	Description
**10.28

Form of Restricted Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of March 23, 2016 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017).

10.29

Current Premises Election Notice, dated as of April 10, 2018, by and between Axogen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2018).

10.30

Underwriting Agreement by and among the Company, Jefferies LLC and Leerink Partners LLC, as representatives of the underwriters named therein, dated May 8, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018).

10.31

Agreement For Purchase and Sale of Real Property, dated as of June 8, 2018 by and between ARC CRVANOH001, LLC and Axogen Corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2018).

**10.32

Executive Employment Agreement dated September 4, 2018, by and between Axogen Corporation and Angelo Scopelianos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.33

Letter Agreement effective September 20, 2018 by between Axogen Corporation and SNH Medical Office Properties Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

10.34

Office Lease dated September 20, 2018 by and between Axogen, Inc., Axogen Corporation and Heights Union, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

10.35

Agreement of Lease dated October 26, 2018, by and between Ashley Avenue Associates I, LLC and Axogen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

**10.36

Executive Employment Agreement, dated as of October 29, 2018, by and between Axogen Corporation and Isabelle Billet (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

**10.37

Form of Incentive Stock Option Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of October 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

**10.38

Form of Restricted Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of October 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

**10.39

Executive Employment Agreement, dated as of October 29, 2018, by and between Axogen Corporation and Maria Martinez (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 29, 2018).

10.40

Lease, dated November 19, 2018 by and between SNH Medical Office Properties Trust and Axogen Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

Exhibit Number	Description
10.41

Lease, dated November 19, 2018 by and between SNH Medical Office Properties Trust and Axogen Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

10.42

First Amendment to Lease dated as of November 19, 2018 by and between SNH Medical Office Properties Trust and Axogen Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 26, 2018).

**10.43

Separation Agreement and General Release, dated January 15, 2019, between Axogen Corporation and Jon Gingrich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).

**10.44

Separation Agreement and General Release, dated January 18, 2019, between Axogen Corporation and Shawn McCarrey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2019).

**10.45

Executive Employment Agreement dated as of January 21, 2019, by and between Axogen Corporation and Eric Sandberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

**10.46

Form of Non-Qualified Stock Option Inducement Award Agreement to be granted by Axogen, Inc. to Eric Sandberg on January 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

***+**10.47	Form of Performance Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of April 5, 2017.
+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Lurie, LLP.

+23.2	Consent of Deloitte & Touche, LLP.

++24.1	Power of Attorney.

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

+++32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

AXOGEN, INC

/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer February 26, 2019

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

/s/ Karen Zaderej	February 26, 2019
Karen Zaderej, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Peter Mariani	February 26, 2019
Peter Mariani, CFO
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Gregory G. Freitag	February 26, 2019
Gregory G. Freitag, General Counsel and Director

/s/ Jamie M. Grooms	February 26, 2019
Jamie M. Grooms
Director

/s/ Robert J. Rudelius	February 26, 2019
Robert J. Rudelius
Director

/s/ Dr. Mark Gold	February 26, 2019
Mark Gold, M.D.
Director

/s/ Guido J. Neels	February 26, 2019
Guido J. Neels
Director

/s/ Amy Wendell	February 26, 2019
Amy Wendell
Director