Form 10-K/A
period 2018-12-31
Axogen, Inc.
filed 2019-04-30
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________.

Commission file number:  001-36046

AXOGEN, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1301878
(State of incorporation)	(I.R.S. Employer Identification No.)

13631 Progress Blvd., Suite 400 Alachua, FL	32615
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (386)462-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☐

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,498,135,561 based upon the last reported sale price of our common stock on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of February 22, 2019 was 38,945,029 shares.

Documents Incorporated by Reference:

None.

In this Form 10-K/A, we use the words “Axogen, Inc.” to refer to Axogen, Inc., a Minnesota corporation, and we use the words “Company,” “Axogen,” "we,” “us” and “our” to refer to Axogen, Inc. and its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Axogen, Inc. for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019 (the “Original Filing”), and is being filed solely for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III.

This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only change being the addition of Exhibits 31.1 and 31.2 filed herewith and related footnotes.

Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding our directors and executive officers as of the date of this report:

Name	Age	Position
Karen Zaderej	57	Chairman, Chief Executive Officer, and President
Gregory Freitag, JD, CPA	57	General Counsel and Director
Jamie M. Grooms	59	Director
Mark Gold, M.D.	70	Director
Guido J. Neels	70	Director
Robert J. Rudelius	63	Director
Amy Wendell	58	Lead Director
Peter J. Mariani	55	Chief Financial Officer
Eric A. Sandberg	54	Chief Commercial Officer
Maria Martinez	50	Chief Human Resources Officer
Isabelle Billet	57	Chief Strategy and Business Development Officer
Mark Friedman, Ph.D.	61	Vice President of Regulatory Affairs and Quality Assurance
David Hansen	58	Vice President of Finance and Treasurer
Erick DeVinney	44	Vice President of Clinical and Translational Sciences
Mike Donovan	54	Vice President of Operations
Angelo G. Scopelianos, Ph.D.	64	Vice President of Research and Development

The principal occupation and business experience during at least the past five years for our directors and executive officers is as follows:

Karen Zaderej, Chairman, Chief Executive Officer and President (Age 57)

Ms. Zaderej has served as Axogen’s President, Chief Executive Officer (“CEO”), and a member of our Board of Directors (“Board of Directors”) since September 2011 and the Chairman of our Board of Directors since May 2018. She has served as the Chief Executive Officer of Axogen Corporation and a member of the Board of Directors since May 2010. Ms. Zaderej joined Axogen Corporation in May 2006 and served as Vice President of Marketing and Sales from May 2006 to October 2007 and as Chief Operating Officer from October 2007 to May 2010. From October 2004 to May 2006, Ms. Zaderej worked for Zaderej Medical Consulting, a consulting firm she founded, which assisted medical device companies in building and executing successful commercialization plans. From 1987 to 2004, Ms. Zaderej worked at Ethicon, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, research & development, as well as ran a manufacturing business. Ms. Zaderej is a Director of Viveve Medical, Inc., a public women’s intimate health company and SEBio, a non-profit supporting the life science industry in the southeastern United States. Ms. Zaderej has an M.B.A from the Kellogg Graduate School of Business and a Bachelor’s in Chemical Engineering from Purdue University. Ms. Zaderej’s qualifications to serve on our Board of Directors include her leadership and depth of knowledge of us, her extensive experience in the medical device industry, and her financial and management expertise.

Gregory Freitag, JD, CPA, General Counsel and Director (Age 57)

Mr. Freitag has been Axogen’s General Counsel and a member of our Board of Directors since September 2011. He was our Chief Financial Officer from September 2011 to May 2014 and August 2015 to March 2016 and the Senior Vice President Business Development from May 2014 until October 2018. Mr. Freitag was the Chief Executive Officer, Chief Financial Officer and a board member of LecTec Corporation, an intellectual property licensing and holding company that merged with Axogen in September 2011, from June 2010 through September 2011. From May 2009 to the present, Mr. Freitag has been a principal of FreiMc, LLC, a healthcare and life science consulting and advisory firm he founded that provides strategic guidance and business development advisory services. Prior to founding FreiMc, LLC, Mr. Freitag was a Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009. From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group. Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start-up company, from March 2000 until its sale in early 2005. Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General

Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Prior to that time, Mr. Freitag practiced corporate law in Minneapolis, Minnesota. Mr. Freitag is also a director of the Foundation Board of Fairview Health Services, a health care system in Minnesota, and PDS Biotechnology Corporation (Nasdaq: PDSB), a clinical stage biopharmaceutical company developing immunotherapies for cancer and other disease areas such as infectious disease. Mr. Freitag holds a J.D. from the University of Chicago and a Bachelor’s in Economics & Business and Law & Society from Macalester College, Minnesota. Mr. Freitag’s qualifications to serve on our Board of Directors include his proven leadership and experience as a senior level executive, his particular knowledge of public companies, including reporting, compliance and financial markets related thereto, his finance management and legal expertise and over 20 years of experience in the life sciences sector.

Jamie M. Grooms, Director (Age 59)

Mr. Grooms has served as a member of our Board of Directors since September 30, 2011 and Axogen Corporation’s board of directors since 2002.  From September 2011 until May 2018, Mr. Grooms was Chairman of our Board.  Mr. Grooms is a co-founder of AC and from 2002 to May 2010 served as Axogen Corporation’s Chief Executive Officer. Since leaving Axogen Corporation in May 2010, Mr. Grooms has provided consulting services to start-up companies and serves on the board of directors of several companies. From 1998 to 2002, Mr. Grooms served as the founding Chief Executive Officer and Chairman of the Board of Regeneration Technologies, Inc. a publicly-traded company involved in processing human tissue for allogenic grafts used in orthopedic, oral maxillofacial, urinary and cardiovascular surgeries. Mr. Grooms has extensive experience in all areas of operations of the allograft business and has worked at the Virginia Tissue Bank (now LifeNet Health), Osteotech, Inc., and CryoLife, Inc. in various positions of leadership. In addition, Mr. Grooms has served as Director of the University of Florida Tissue Bank from 1992 to 1995. Mr. Grooms holds a Bachelor’s degree in biology from Old Dominion University. Mr. Grooms’ qualifications to serve on our Board of Directors include his extensive experience and leadership in the allograft business, his depth of knowledge of Axogen and Axogen Corporation and his expertise in management and technology.

Mark Gold, M.D., Director (Age 69)

Dr. Gold has served as a member of our Board of Directors since September 30, 2011 and Axogen Corporation’s board of directors since July 2007. From 1990 until his retirement in June 2014, Dr. Gold was a Professor at the University of Florida College of Medicine’s McKnight Brain Institute and was recognized as a Distinguished Professor and Eminent Scholar and was Chairman of the Department of Psychiatry. He has also been recognized as the 17th University of Florida Distinguished Alumni Professor and served in that capacity for 4 years. Dr. Gold taught neuroanatomy and medical neuroscience for four decades and has been a pioneer in translational neuroscience research. He has been a consultant and senior advisor to banks and private equity and venture capital firms on medical devices, pharmaceuticals and health care services throughout his career. Dr. Gold was also a Founding Director of the Somerset Valley Bank and Somerset Valley Financial (Nasdaq: SVBF) from 1991 to 1999 which was sold to Fulton Financial Corporation. Dr. Gold is a Director of The Magstim Company Ltd., a United Kingdom based global leader in brain stimulation, nerve modulation, and intraoperative nerve monitoring.  He was a Founding Director at Viewray, a public commercial stage MR-Guided Radiotherapy company specializing in Cancer treatment. Dr. Gold earned his M.D. from the University of Florida College of Medicine and his Bachelor’s from Washington University in St. Louis Dr. Gold’s qualifications to serve on our Board of Directors include his expertise in medical neuroscience and technology, in-depth knowledge of the pharmaceutical industry, and extensive experience in business and management.

Guido J. Neels, Director (Age 70)

Mr. Neels has served as a member of our Board of Directors since August 2015. He has been an operating partner of EW Healthcare Partners L.P. (“EW”), since February 2013. Mr. Neels joined EW as a Partner in August 2006, was promoted to Managing Director in 2008 and served in that position until being appointed to Operating Partner. From May 2004 until retiring in November 2005, Mr. Neels served as Chief Operating Officer of Guidant Corporation (“Guidant”), a world leader in the development of cardiovascular medical products, where he was responsible for the global operations of Guidant’s four operating units – Cardiac Rhythm Management, Vascular Intervention, Cardiac Surgery, and Endovascular Solutions. From December 2002 to May 2004, Mr. Neels was Group Chairman, Office of the President at Guidant, responsible for worldwide sales operations, corporate communications, corporate marketing, investor relations and government relations. From January 2000 to December 2002, Mr. Neels was President of Guidant for Europe, Middle East, Africa and Canada. Mr. Neels previously served as Vice President of Global Marketing for Vascular Intervention and as Managing Director for German and Central European operations. From 1982 to 1994, until Guidant was spun off as an independent public company from Eli Lilly and Co., Mr. Neels held general management, sales and marketing positions at Eli Lilly in the United States and Europe. From 1972 to 1980, he held positions in information technology, finance and manufacturing at Raychem Corporation in Belgium and the United States. Mr. Neels currently serves on the board of directors of certain portfolio companies of EW, including Entellus Medical, Endologix and Bioventus. In addition, Mr. Neels also serves on the board of directors for Christel House International and Amici Lovanienses, both not-for-profit organizations and is an advisor for Novo Holdings in Denmark.  Mr. Neels holds an M.B.A. from Stanford University and a business engineering degree from the University of Leuven in Belgium. Mr. Neels’ qualifications to serve on our Board of Directors include his extensive leadership experience in the medical device and biotechnology industries and his expertise in the commercialization of medical devices, corporate governance and the financial markets.

Robert J. Rudelius, Director (Age 63)

Mr. Rudelius has served as a member of our Board of Directors since September 2010. Since 2001, Mr. Rudelius has been the Managing Director and Chief Executive Officer of Noble Ventures, LLC, a company he founded that provides advisory and consulting services to early-stage companies in the information technology, medical technology and loyalty marketing fields. From April 1999 through May 2001, when it was acquired by StarNet L.P., Mr. Rudelius was the founder and Chief Executive Officer of Media DVX, Inc., a start-up business that provided a satellite-based, IP-multicasting alternative to transmitting television commercials via analog videotapes to television stations, networks and cable television operators throughout North America. From April 1998 to April 1999, Mr. Rudelius was the President and Chief Operating Officer of Control Data Systems, Inc., during which time Mr. Rudelius reorganized and repositioned the software company as a professional services company, which resulted in the successful sale of the company to British Telecom. From October 1995 through April 1998, Mr. Rudelius was the founding Managing Partner of AT&T Solution’s Media, Entertainment & Communications industry group. From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey & Company’s Information, Technology and Systems practice, during which time he headed the practice in Japan and the United Kingdom. Mr. Rudelius began his career at Arthur Andersen & Co. where he was a leader of the firm’s financial accounting systems consulting practice. Mr. Rudelius has an M.B.A degree from the Kellogg School of Management at Northwestern University and a Bachelor’s degree in mathematics and economics from Gustavus Adolphus College in St. Peter, Minnesota. Mr. Rudelius’ qualifications to serve on our Board of Directors include his extensive executive leadership and financial experience, particularly in connection with rapid growth technology businesses, and his experience as a director of publicly traded companies.

Amy Wendell, Director (Age 58)

Ms. Wendell has served as a member of our Board of Directors since September 2016 and Lead Director since May 2018. She has been a senior advisor for the healthcare investment banking practice of Perella Weinberg Partners (“PWP”) since January 2016. Her scope of responsibilities involves providing guidance and advice with respect to mergers and acquisitions and divestitures for clients and assisting PWP in connection with firm-level transactions. From 2015 until 2018, Ms. Wendell served as a senior advisor for McKinsey and Company’s (“McKinsey”) strategy and corporate finance practice and as a member of McKinsey’s transactions advisory board to help define trends in mergers and acquisitions, as well as help shape McKinsey’s knowledge agenda. From 1986 until January 2015, Ms. Wendell held various roles of increasing responsibility at Covidien plc (“Covidien”) (including its predecessors, Tyco Healthcare and Kendall Healthcare Products), including in engineering, product management and business development. Most recently, from December 2006 until Covidien’s acquisition by Medtronic plc in January 2015, Ms. Wendell served as Covidien’s Senior Vice President of Strategy and Business Development, where she managed all business development, including acquisitions, equity investments, divestitures and licensing/distribution, and led Covidien’s strategy and portfolio management initiatives. Ms. Wendell is a member of the board of directors of Hologic, Inc. (Nasdaq: HOLX), a leading developer, manufacturer and supplier of premium diagnostic products, medical imaging systems and surgical products with a strong position in women’s health and Baxter International, Inc. (NYSE: BAX), a leading global medical products company. She is also a director of Por Cristo, a non-profit charitable medical service organization involved in health care work for at-risk women and children in Latin America. Ms. Wendell holds a Master of Science degree in biomedical engineering from the University of Illinois and a Bachelor of Science degree in mechanical engineering from Lawrence Institute of Technology (n/k/a Lawrence Technological University). Ms. Wendell’s qualifications to serve on our Board of Directors include her broad healthcare management and governance experience, her knowledge of healthcare policy and regulation, patient care delivery and financing, and her knowledge of clinical research and medical technology assessment.

Peter Mariani, Chief Financial Officer (Age 55)

Mr. Mariani has been Axogen’s Chief Financial Officer since March of 2016.  Prior to joining Axogen, he served as Chief Financial Officer of Lensar, Inc, a privately held laser refractive cataract surgery company, from July 2014 through January 2016, which was sold in December 2015.  From June 2011 to June 2014 Mr. Mariani served as Chief Financial Officer of Hansen Medical, a publicly traded medical device company developing robotic solutions for intravascular procedures.  From 2007 through 2010 Mr. Mariani served as Chief Financial Officer for two privately held companies: Harlan Laboratories (2007 – 2009); and BMW Constructors (2009 – 2010).  From 1994 through 2006 Mr. Mariani served in various senior financial roles with Guidant Corporation, a publicly traded leader in the development and sale of medical devices for the treatment of cardiovascular disease.  Mr. Mariani began his career with Guidant Corporation as Director of Corporate Financial Reporting where he supported the initial public offering of Guidant Corporation and ultimately served as Vice President, Controller and Chief Accounting Officer.  Mr. Mariani’s experience at Guidant Corporation included two years as Director of Financial Reporting, Guidant Vascular Intervention in Santa Clara, California, and four years in Tokyo, Japan, mostly as Vice President Finance and Administration where he helped to facilitate the conversion and scale of the Japan business from a distributor network to a direct sales and marketing organization.  Following the 2006 sale of Guidant Corporation to Boston Scientific Corporation, Mr. Mariani co-led the initial integration of the two companies.  From 1987 to 1994, Mr. Mariani worked with Ernst and Young, LLP, where he served a diverse client base as a Certified Public Accountant.  Mr. Mariani received a Bachelor of Science Degree in Accounting from Indiana University.

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

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this report anyone who filed a required report late during our most recent fiscal year. Based on our review of forms we received or written representations from reporting persons, we believe that all reports of securities ownerships and changes in such ownership required to be filed during the year ended December 31, 2018 were timely filed.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members. The primary responsibility of our board of directors is to provide oversight, strategic guidance, counseling, and direction to our management team. Our board of directors meets on a regular basis and additionally as required.

A majority of the authorized number of directors constitutes a quorum of the board of directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the board of directors may be taken without a meeting if all members of the board of directors individually or collectively consent in writing to the action.

Board of Directors Meetings and Attendance

Our board of directors met ten times during 2018, either in person or by teleconference, and acted by written consent on nine occasions. During 2018, each of our directors attended at least 75% of the aggregate number of the meetings of the board of directors and the committees on which they served.

Board Leadership Structure

Our Board of Directors is responsible for overseeing the business, property and affairs of Axogen. Members of our Board of Directors are kept informed of our business through discussions with our CEO and other officers, by reviewing materials provided to them and by participating in meetings of our Board of Directors and its committees.

Our Board of Directors is currently composed of: (i) Karen Zaderej, who also serves as our CEO, President, and Chairman, (ii) Gregory G. Freitag, who serves as our General Counsel, (iii) Amy Wendell, who serves as Lead Director, and (iv) four other directors. Our Board of Directors does not have a policy regarding the separation of the roles of Chairman of our Board of Directors and CEO because our Board of Directors believes that the determination of whether to separate the roles depends largely upon the identity of the CEO and the members of our Board of Directors from time to time, that there is no single best organizational model that is the most effective in all circumstances and that the shareholders’ interests are best served by allowing our Board of Directors to retain the flexibility to determine the optimal organizational structure for Axogen at a given time. At this time, we believe that we are currently best served by having the same individual serve as our CEO and Chairman of our Board of Directors.

Director Independence

In determining whether our directors and director nominees are independent, we use the definition of independence provided in Rule 5605(a)(2) of the Nasdaq Stock Market’s (“Nasdaq”) Marketplace Rules. Under this definition of independence, Messrs. Grooms, Rudelius and Neels, Ms. Wendell and Dr. Gold are independent. Mr. Freitag and Ms. Zaderej are not independent because they serve as executive officers of the Company. Each member of our Audit Committee, Compensation Committee and Governance and Nominating Committee also meets the heightened independence standards under the applicable Nasdaq independence rules.

Role of the Board in Risk Oversight

Our Board of Directors takes an active role in risk oversight related to Axogen and primarily administers its role during Board of Directors and committee meetings. During regular meetings of our Board of Directors, members of our Board of Directors discuss the operating results for each fiscal quarter. These meetings allow the members of our Board of Directors to analyze any significant financial, operational, competitive, economic, regulatory and legal risks of our business model, as well as how effectively we implement our goals. During regular Audit Committee meetings, Audit Committee members discuss the financial results for the most recent fiscal quarter with our independent auditors and our CFO. Our Audit Committee also meets with, and provides guidance to, our independent auditors outside the presence of management and oversees and reviews with management the liquidity, capital needs and allocation of our capital, our funding needs and other finance matters. In addition, our Audit Committee reviews our legal, healthcare compliance, quality and regulatory risks and our procedures regarding the receipt, retention and treatment of whistleblower complaints regarding internal accounting, accounting controls or audit matters. These discussions and processes allow the members of our Audit Committee to analyze any significant risks that could materially impact the financial health of our business.

In furtherance of its risk oversight responsibilities, our Compensation Committee has evaluated our overall compensation policies and practices for our employees to determine whether such policies and practices create incentives that could reasonably be expected to affect the risks faced by us and our management has concluded that the risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

Board Committees

The standing committees of Axogen’s Board of Directors include an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Messrs. Rudelius (Chairman) and Grooms and Dr. Gold are the members of the Audit Committee. Messrs. Neels (Chairman) and Rudelius, Ms. Wendell and Dr. Gold are members of the Compensation Committee. Dr. Gold (Chairman) and Messrs. Grooms and Neels and Ms. Wendell are members of the Governance and Nominating Committee. The Charters of each of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee can be found on our website under “Investors — Corporate Governance.”  The information contained on our website, or on other websites linked to our website, is not part of this document. Reference herein to our website is an inactive text reference only.

Audit Committee

The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is responsible for review of audits, financial reporting and compliance, and accounting and internal controls policies. For audit services, the Audit Committee is responsible for the engagement and compensation of the registered independent accounting firms, oversight of their activities and evaluation of their independence. The Audit Committee has instituted procedures for receiving reports of improper record keeping, accounting or disclosure. In the opinion of the Board of Directors, each of the members of the Audit Committee has both business experience and an understanding of accounting principles generally accepted in the United States (“GAAP”) and financial statements enabling them to effectively discharge their responsibilities as members of the Audit Committee. Moreover, the Board of Directors has determined that each of Messrs. Rudelius and Grooms and Dr. Gold is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Each of Messrs. Rudelius and Grooms and Dr. Gold is an independent director. Our Audit Committee held nine meetings and acted by written consent on one occasion during 2018.

A current copy of the Company’s Audit Committee charter, which has been adopted by our Board of Directors, is posted on our website at http://ir.axogeninc.com/governance-docs.

Compensation Committee

Our Compensation Committee determines and periodically evaluates the various levels and methods of compensation for our directors, officers and employees, and is responsible for establishing executive compensation and administering the Axogen, Inc. 2010 Incentive Stock Plan (the “2010 Plan”) and the Axogen, Inc. 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Our Compensation Committee held six meetings and acted by written consent on five occasions during 2018.

Under its charter, our Compensation Committee’s duties and responsibilities include, without limitation: (i) periodically review our compensation philosophy and the design of our compensation programs; (ii) establish and oversee our compensation plans; (iii) recommend to our Board of Directors a compensation and benefit package for directors; (iv) at least annually, establish and review our CEO’s management objectives, conduct the CEO’s performance evaluation and communicate the outcomes to our Board of Directors; (v) review and approve payouts to participants as proposed by our CEO under our compensation plans; (vi) review and approve, for our CEO and our other executive officers, when and if appropriate, employment agreements, severance agreements, change in control provisions/agreements and any severance or similar termination payments proposed to be made to any of our current or former executive officers; (vii) in consultation with senior management, oversee regulatory compliance with respect to compensation matters; and (viii) prepare the annual report on executive compensation required to be included in our annual proxy statement. Our executive officers do not play a formal role in determining or recommending the amount or form of director compensation.

The Compensation Committee may delegate its powers under the 2010 Plan to one or more directors (including a director who is also one of our officers) and may authorize one or more officers to grant awards under the 2010 Plan, except that the Compensation Committee may not delegate its powers to grant awards to executive officers or directors who are subject to Section 16 of the Exchange Act, or in a way that would violate Section 162(m) of the Internal Revenue Code (the “Code”). Axogen’s Board of Directors may also exercise the powers of the Compensation Committee at any time, so long as its actions would not violate Section 162(m) of the Code. The Compensation Committee’s ability to delegate its powers is also limited by the rules of the Nasdaq Stock Market on which Axogen’s shares of common stock are listed.

In May of 2016, our Compensation Committee engaged Radford, a subsidiary of Aon Hewitt Limited (“Radford”), a compensation consultant, for the purpose of advising upon executive and director compensation. The Compensation Committee has reviewed the independence of Radford’s advisory role relative to the six consultant independence factors adopted by the SEC to guide listed companies in determining the independence of their compensation consultants, legal counsel and other advisors. Following its review, the Compensation Committee concluded that Radford did not have any conflicts of interest and provided the Compensation Committee with objective and independent executive compensation advisory services.

Radford was engaged to provide the Compensation Committee with an analysis of Axogen’s executive officers, officers and director compensation, focusing on all compensation components including base salary, bonus, equity, director retainers and fees and committee fees. Radford conducted a thorough proxy review of Axogen’s most relevant comparative companies, and analyzed base salary, bonus, equity, retainers, and all other compensation components in relation to Axogen’s peer group. In addition, as part of Radford’s compensation analysis, they reviewed the equity holdings of executive officers, officers and directors in relation to Axogen’s peer group.

As a result of Radford’s analysis, the Compensation Committee suggested compensation of Axogen executive officers, officers and directors, which suggestions were adopted by the Compensation Committee and took effect for the fiscal years 2017 and 2018.

The Company’s Chief Executive Officer is involved in the design and implementation of our executive compensation and is typically present at Compensation Committee meetings, except that the Chief Executive Officer is not present during any voting or deliberations on her equity compensation. In 2018, the Chief Executive Officer reviewed the analysis and recommendations of Radford with the Compensation Committee and made recommendations regarding proposed salary, equity awards and bonus for our officers (other than herself). The Compensation Committee exercises its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations and approves all compensation and equity awards.

A current copy of the Company’s Compensation Committee charter, which has been adopted by our Board of Directors, is posted on our website at http://ir.axogeninc.com/governance-docs.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for providing oversight in relation to the corporate governance of Axogen and also identifies director nominees for election to fill vacancies on our Board of Directors. Nominees are approved by the Axogen Board of Directors on recommendation of the Governance and Nominating Committee. In evaluating nominees, the Governance and Nominating Committee particularly seeks candidates of high ethical character with significant business experience at the senior management level who have the time and energy to attend to board responsibilities. Candidates should also satisfy such other particular requirements that the Governance and Nominating Committee may consider important to Axogen’s business at the time. When a vacancy occurs on the Axogen Board of Directors, the Governance and Nominating Committee will consider nominees from all sources, including shareholders, nominees recommended by other parties, and candidates known to the directors or Axogen’s management. The best candidate from all evaluated will be recommended to the Axogen Board of Directors to consider for nomination.

No material changes have been made to the procedures by which shareholders may recommend nominees to Axogen’s Board of Directors. Our Governance and Nominating Committee held seven meetings and acted by written consent on two occasions during 2018.

A current copy of the Company’s Governance and Nominating Committee charter, which has been adopted by our Board of Directors, is posted on our website at http://ir.axogeninc.com/governance-docs.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Director Stock Ownership Guidelines

On December 29, 2016, our Board of Directors adopted the Non-Employee Director Equity Ownership Guidelines (the “Guidelines”) under which each non-employee director is required to own, within five years of joining the Board of Directors, a specified dollar value of Axogen’s common stock, or common stock underlying vested stock options held by the non-employee director to the extent such options are "in-the-money". Value is to equal at least three times the director’s annual retainer, excluding any committee retainers or other fees the director may receive. As of January 1, 2019, the annual determination date under the Guidelines, all of Axogen’s non-employee directors were in compliance with the Guidelines.

A current copy of the Company’s Non-Employee Director Equity Ownership Guidelines is posted on our website at http://ir.axogeninc.com/governance-docs.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and other members of our finance and administration department) and our directors.

Our Code of Business Conduct and Ethics is posted on our website at http://ir.axogeninc.com/governance-docs. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation philosophy, the objectives of our executive compensation program and each compensation component that we provide. In addition, we explain how and why our Compensation Committee arrived at specific compensation policies and decisions involving our named executive officers for the fiscal year ended December 31, 2018. This CD&A is intended to be read in conjunction with the tables which immediately follow, which include historical context of pay.

The following executive officers constituted our Named Executive Officers (“NEOs”) in the past year:

Karen Zaderej	Chief Executive Officer and President
Gregory Freitag	General Counsel
Peter Mariani	Chief Financial Officer
Jon Gingrich[1]	Chief Commercial Officer
Shawn McCarrey[2]	SVP of Sales

(1)	The Company and Mr. Gingrich entered into a separation agreement effective in February 2019.
(2)	The Company and Mr. McCarrey entered into a separation agreement effective in January 2019.

This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

EXECUTIVE SUMMARY

We are the leading company focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair.  We have had a tremendous growth in revenue over the last seven years while maintaining significant gross margin. Our efforts to increase market awareness, provide quality surgeon education programs, expand our commercial presence and effectiveness, and further develop clinical data are helping surgeons develop confidence in the adoption of the Axogen platform for nerve repair.

Axogen continues to see momentum in core trauma, oral and maxillofacial, and breast reconstruction neurotization markets. The investments made in 2018, including our strengthened and expanded commercial capabilities, will allow us to drive sharper and more consistent execution. We are well-positioned to deliver continued growth in our core markets and develop expansion markets. Some of our business highlights for the past year include:

•	2018 revenue of $83.9 million, an increase of 39% compared to the prior year.
•	Gross margin of 84.6%, consistent with gross margin in 2017.
•	Updated the total addressable market for current applications to $2.7 billion.
•	Announcement of market development and clinical initiatives for a new application, the surgical treatment of chronic neuropathic pain.
•	Receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation by U.S. Food and Drug Administration for Avance® Nerve Graft.
•	Completion of 18 national surgeon education programs.
•	Raise of $132.7 million in net proceeds through a public offering of common stock on May 9, 2018.

Further, our long-term shareholder returns have far outpaced our comparator indices:

As our company has continued to evolve with rapid growth and clinical success, it has been imperative that the Compensation Committee continually evaluate and transform the executive compensation program to appropriately structure pay packages in light of company size, investor expectations, and industry standards. Our Compensation Committee firmly believes that executive compensation should be linked to our overall performance. As such, our executive compensation program is designed to attract highly qualified individuals, retain those individuals in a competitive marketplace for executive talent and motivate performance in a manner that supports achievement of our corporate goals while ensuring that these programs do not encourage excessive risk-taking. We believe our executive compensation program, as presented in this CD&A, achieves these objectives.

Say on Pay Vote and Investor Feedback

At our 2016 annual meeting, we asked our shareholders to approve, on a non-binding advisory basis, the compensation paid to our named executive officers, commonly referred to as a say-on-pay vote. Our shareholders overwhelmingly approved, with over 95% of votes cast in favor of our say-on-pay resolution. The Compensation Committee believes this vote demonstrated our shareholders’ positive view of our executive compensation. In addition, at the 2016 annual meeting our shareholders recommended, on an advisory basis, that the frequency of our future say-on-pay vote be once every three years. Based on the implementation of this shareholder recommendation, we plan to conduct a say-on-pay vote at our 2019 annual meeting.

The Compensation Committee values and continues to consider shareholder input and feedback, including the results of say-on-pay votes, on our compensation program structure. Since our last say-on-pay vote in 2016, the Compensation

Committee has continually improved our structure and disclosure to further align with market practices and investor expectations. Some changes in the past several years include:

Pay Program Overview

We believe that the design and structure of our pay program, and in particular our incentive plans, support our business strategy and organizational objectives while successfully aligning executive focus and interest with that of shareholders. Our compensation programs are designed to attract, motivate and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance. All pay elements, and the safeguards and governance features of the program, have been carefully chosen and implemented to align with our pay philosophy and objectives.

In doing so, we have selected the following framework to achieve these objectives:

Base Salary

Base salaries are set to be competitive within our industry and are important in attracting and retaining talented executives. Base salaries are fixed pay set with consideration for responsibilities, market data and individual contribution.

Annual Cash Incentives

The annual cash incentive award plan is intended to motivate and reward our executives for the achievement of certain strategic goals of the Company.

In 2018, our annual incentives were based on key corporate objectives, including revenue, spending and certain operational, clinical and/or development goals.

Long-Term Equity Incentives

Long-term equity awards incentivize executives to deliver long-term shareholder value, while also providing a retention vehicle for our top executive talent.

In 2018, equity awards were delivered as:

•     Performance-based PSUs

•     RSUs

•     Stock options

2018 Target Pay Mix

Consistent with our philosophy of aligning executive pay with the short- and long-term performance of the Company, and to align the interests of management and shareholders, the Company’s compensation programs are designed to provide the majority of executive compensation in the form of variable, at-risk, incentive pay as shown in the graphics below:

Compensation Governance

Our Compensation Committee is responsible for oversight of the Company’s compensation program and practices. A significant part of this responsibility is aligning management interests with the Company’s business strategies and goals, as well as the interest of our shareholders, while also mitigating excessive risk taking. To that end, the Company has committed to numerous governance practices and safeguards to ensure the compensation program does not misalign those interests.

What We Do	 Pay-for-performance philosophy and culture
 Provide an appropriate mix of performance-based and time-vesting awards to executives
 Strong emphasis on performance-based incentive awards
 Responsible use of shares under our long-term incentive program
 Appropriate stock ownership requirements for all executives and non-executive directors
 Engage an independent compensation consultant
 Perform an annual risk assessment of our compensation program
What We Don’t Do	X No hedging or pledging of Company securities
X No excise tax gross-ups
X No backdating or repricing of stock option awards
X No resetting of financial targets for performance-based incentive awards
X No excessive perquisites

EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

Axogen’s compensation philosophy is designed to pay for performance and achieve the following principal objectives:

•	align our executive officers’ compensation with our business objectives and the interests of our shareholders;

•	enable us to attract, motivate and retain the level of successful, qualified senior executive leadership talent necessary to achieve our long-term goals; and
•	reward performance, company growth and advancement of our long-term strategic initiatives.

We carefully construct pay packages to appropriately balance fixed and variable elements to achieve the aforementioned objectives.

COMPENSATION DETERMINATION PROCESS

Roles, Responsibilities and Process

Role of Compensation Committee

Our Compensation Committee is responsible for, among other things, overseeing our executive compensation philosophy and our executive compensation program, determining and approving the compensation for our named executive officers, negotiating executive employment contracts, and helping to establish appropriate compensation for directors and other key employees. Our Compensation Committee regularly reports to our Board of Directors on its deliberations, but is ultimately responsible for compensation decisions, as described in the Compensation Committee’s Charter.

Our Compensation Committee reviews, on at least an annual basis, our executive compensation program, including our incentive compensation plans, to determine whether they are appropriate, properly coordinated, and achieve their intended purposes, and recommends to our Board of Directors any modifications or new plans or programs. It also reviews the compensation of our named executive officers and makes decisions about the various components that comprise their compensation packages.

Role of Management

The Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Human Resources Officer (“CHRO”) are involved in the design and implementation of our executive compensation and, along with our General Counsel,    are typically present at Compensation Committee meetings, except that the CEO, CFO, CHRO and General Counsel are not present during any voting or deliberations on their salary and equity compensation. In 2018, the CEO, CFO and CHRO reviewed the analysis and recommendations of Radford with the Compensation Committee and made recommendations regarding proposed salary, equity awards and bonus for our officers (other than themselves). The Compensation Committee exercises its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations and approves all compensation and equity awards.

Role of Consultants

Since May 2016, our Compensation Committee has engaged Radford, an Aon company, to provide the Compensation Committee with a thorough analysis of our executive compensation, focusing on all compensation components.

In 2018, Radford assisted the Compensation Committee with, among other things:

•	Executive and director market pay analysis;
•	Reviewing and modifying the compensation peer group;
•	Development of executive and director pay programs; and
•	Revising and augmenting our Compensation, Discussion and Analysis disclosure in this annual report on Form 10-K/A.

The Compensation Committee annually evaluates the independent compensation consultant’s independence and performance under the applicable SEC and Nasdaq listing standards. The Compensation Committee believes that working with an independent compensation consultant furthers the Company’s objectives to recruit and retain qualified executives, align their interests with those of shareholders and ensure that their compensation packages will appropriately motivate and reward ongoing achievement of business goals. The Compensation Committee conducted a specific review of its relationship with Radford in 2018 and determined that Radford’s work for the Compensation Committee did not raise any conflicts of interest.

Use of Competitive Data

To assess the competitiveness of our executive compensation program and compensation levels, our Compensation Committee, with the assistance of Radford, examines the competitive compensation data for senior executives of our peer companies.

The Compensation Committee uses the peer group to reference recent market data and understand the marketplace. However, the Committee also recognizes the importance of flexibility and considers other factors as well, such as individual performance, experience, history and scope of responsibility, current market conditions and the specific needs of the business at critical points in time.

2018 Peer Group

For our 2018 Peer Group, Radford helped the Compensation Committee identify companies similar to us with respect to sector and market capitalization, as well as revenue and headcount to provide a broad perspective on competitive pay levels and practices.

•	Sector – Health Care Equipment & Supplies companies
•	Market Capitalization – 0.5x to 3x Axogen’s market capitalization
•	Revenue – 1/3x to 3x Axogen’s revenue
•	Headcount – 1/3x to 3x Axogen’s current headcount

Using these criteria, the following 15 companies were determined to comprise the Company's 2018 peer group:

Antares Pharma	Entellus Medical	NanoString Technologies
AtriCure	GenMark Diagnostics	Osiris Therapeutics
Cardiovascular Systems	Glaukos	STAAR Surgical
CryoLife	Intersect ENT	SurModics
Cutera	MiMedx Group	Tactile Systems Technology

2019 Peer Group

In September 2018, the Compensation Committee, with the assistance of Radford, made significant changes to our peer group for purposes of compensation analysis and determinations for 2019. Given our growth during 2018, it was critical to reevaluate the appropriateness of the continued inclusion of each company in our peer group.

We continued to use the same relative size ranges for market capitalization, revenues, and headcount; however, given our growth, certain peer companies were now outside what we believe to be an appropriate range and therefore were removed. For 2019, in an effort to broaden our market perspective, we also started to consider biotech/biopharma companies in addition to Health Care Equipment & Supplies companies. The following adjustments were made for 2019:

•	Removed (8): Antares Pharma, Cutera, Entellus Medical, GenMark Diagnostics, MiMedx Group, NanoString Technologies, Osiris Therapeutics, Surmodics.
•	Added (10): Insulet, iRhythm Technologies, Luminex, Natera, Neogen, Nevro, NovoCure, Penumbra, Quidel, Repligen.

Consideration of Compensation Risk

Our pay-for-performance philosophy and compensation governance practices provide an appropriate framework to our executives to achieve our strategic goals without encouraging them to take excessive risks in their business decisions.

On an annual basis, the Compensation Committee conducts a thorough risk assessment of the Company’s compensation programs and practices to analyze whether they encourage employees to take excessive or inappropriate risks. To help with this assessment, Radford provides a detailed review of the Company’s compensation program and associated risks. The assessment focuses on the following areas of the Company’s practices and policies:

•	Total direct compensation and benchmarking (level of pay and approach to setting pay)
•	Annual incentive plan risk
•	Equity plan risk
•	Change-in-control policies
•	Investor risk and other policies

After completing this review, the Compensation Committee concluded the Company’s compensation programs are, on balance, consistent with market practice and do not present material risks to the Company.

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

The key elements of our executive compensation packages are base salary, annual cash incentives, and long-term equity-based awards. Our Compensation Committee believes that a combination of these elements offers the best approach to achieving our compensation goals, including attracting and retaining talented executives and motivating our executives and other officers to expend maximum effort to achieve our strategic business goals, including the creation of long-term, sustainable growth of shareholder value.

The following describes each component of our executive compensation program, the rationale for each component and how compensation amounts, and awards were determined for 2018 compensation.

Base Salaries

Base salary represents the fixed portion of our named executive officers’ compensation, which we view as an important element to attract, retain and motivate highly talented executives by rewarding the individual value that each executive officer brings to us through experience and past and expected future contributions to our success.

The Compensation Committee annually reviews the base salaries of our executive team with input from our CEO, CFO and CHRO (other than with respect to their own base salary). In addition to this input, for each executive the Compensation Committee considers:

•	The individual’s role and responsibilities;
•	Individual contribution and performance of the past year;
•	Overall experience and expertise;
•	Prior base salary;
•	Corporate performance; and
•	Salaries for similar positions within our industry.

In December of 2017 the Compensation Committee reviewed executive salaries for 2018 giving consideration to the above factors, and in particular Axogen’s strong growth in revenue, overall strong business performance, and individual executive’s compensation relative to similar executives of peer companies. The Compensation Committee determined that it was important that base salaries were adjusted to reflect our growth and allow us to continue to be competitive in the marketplace.

Base salaries were adjusted as follows for our named executive officers in 2018:

Executive	2017 Base Salary	2018 Base Salary	% Change
Karen Zaderej	$462,500	$575,000	24.3%[2]
Gregory G. Freitag	$189,000	$259,600	37.4%[2]
Peter Mariani	$336,000	$361,200	7.5%
Jon Gingrich[1]	$320,000	$325,100	6.6%
Shawn McCarrey	$206,000	$213,200	3.5%

(1)	Mr. Gingrich joined the Company on July 17, 2017 and received $141,538 during his period of employment in 2017. The table reflects his annual base salary rate.
(2)

The 2018 adjustments for Ms. Zaderej and Mr. Freitag’s base salaries also reflect the Compensation Committee’s determination that their base salaries  were far below similar executives in peer companies and required additional adjustment.

Annual Cash Incentives

We provide our executives, including the named executive officers, with the opportunity to annually earn cash incentives to encourage the achievement of corporate and individual objectives and to reward those individuals who significantly impact our corporate results.

2018 Annual Incentive Metrics

In December 2017, our Compensation Committee approved, and our Board ratified, our performance-based bonus award plan for 2018 (the “2018 Bonus Award Plan”). Under this plan each participating named executive officers, was eligible to receive an annual cash bonus based on the extent to which Axogen achieved certain key performance objectives during the 2018 fiscal year relating to revenue and certain operational goals. Performance objectives were considered and weighted to align with those 2018 corporate objectives felts to be most important in driving success and value for Axogen.  Total bonus payouts are capped at 200% of target and the metrics used are weighted based on the Compensation Committee’s assessment of its relative value.

2018 Performance and Earned Awards

Individual bonuses paid, if any, are calculated by multiplying the executive’s annual base salary, target bonus percentage, and percentage achievement of the corporate goals, which may be measured by reference to either pre-established goals or an overall performance evaluation. The target bonus percentage opportunity for each participating executive was determined based upon role and responsibilities. Consistent with historical practice, upon the Compensation Committee’s own review, deliberation and determination of achievement of the corporate objectives noted above, along with a determination of the named executive officer’s individual contributions toward meeting those objectives, the Compensation Committee approved cash bonus awards for our named executive officers at 97.2% of target, which were paid in February 2019 as follows:

. Executive	FY 2018 Opportunity			Actual
	2018 Base Salary	2018 Target Bonus (as a % of base salary)	Target Bonus ($)	As a % of Target	2018 Earned Bonus
Karen Zaderej	$575,000	75%	$431,250	97.2%	$419,175
Gregory G. Freitag	$259,000	45%	$116,550	97.2%	$113,549
Peter Mariani	$361,200	45%	$162,540	97.2%	$157,989
Jon Gingrich	$325,100	45%	$146,295	97.2%	$142,199
Shawn McCarrey[1]	$213,200	100%	$213,200	93.0%	$198,222

(1)	Based upon his position and responsibilities, Mr. McCarrey participated solely in a separate commission-based sales incentive plan.

Equity Compensation

We use equity awards to motivate and reward our named executive officers, to encourage long-term corporate performance based on the value of our common stock and to align the interests of our named executive officers with those of our shareholders. We firmly believe that a large percentage of an executive’s compensation package should be at-risk and performance-based. As such, we generally grant a mix of the following equity awards:

•	Performance share units (“PSUs”)
o	PSU’s are granted subject to achievement of certain performance milestones as documented in the PSU agreement, and approved by the Compensation Committee
o	Executives may earn between 0% to 150% of the target number of units based upon actual performance against a range of outcomes as documented in the PSU agreement
o

Once the number of PSUs has been determined, 33.33% will vest on each of February 15, 2021 and 2022 and 33.34% will vest on February 15, 2023, provided that the particular executive has been continuously employed through each vesting date

•	Restricted share units (“RSUs”)
o	Vesting occurs over 4 years from the date of grant, typically with 50% vesting after 24 months and an additional 25% vesting on the third and fourth anniversaries of the grant date.
•	Stock options
o

All shares underlying the options will be fully vested four years from the option grant date, with 50% of the aggregate shares vesting 24 months from the option grant date and an additional 12.5% of aggregate shares vest every six months thereafter.

2018 Equity Grants

Our Compensation Committee strives to balance these various long-term incentive vehicles to provide an appropriate balance of performance-based and time-vesting awards. For example, our CEO’s equity awards are structured such that PSUs account for approximately 55% of her 2018 awards, as displayed here:

In December 2018, the Compensation Committee approved, and the Board of Directors ratified, our annual equity award grants to our named executive officers. These annual equity grants consisted of:

Executive	PSUs (#)	RSUs (#)	Stock Options (#)
Karen Zaderej	60,100	17,600	59,700
Gregory G. Freitag	7,000	4,600	18,500
Peter Mariani	10,100	10,500	41,800
Jon Gingrich[1]	N/A	N/A	N/A
Shawn McCarrey[2]	N/A	N/A	N/A

(1)	The Company and Mr. Gingrich entered into a separation agreement effective in February 2019.
(2)	The Company and Mr. McCarrey entered into a separation agreement effective in January 2019.

ADDITIONAL COMPENSATION PRACTICES AND POLICIES

Stock Ownership Guidelines - Executives

The Board of Directors has adopted stock ownership guidelines for our executive officers. Under these guidelines, the Chief Executive Officer and each other individual serving as an executive officer must hold a dollar value of Axogen’s common stock, or common stock underlying vested stock options held by such person to the extent such options are “in-the-money.”

Position	Requirement
Chief Executive Officer	3x base salary
Executive Officers other than CEO	1x base salary
All other Section 16(b) Reporting Officers	1x base salary

For the purposes of determining stock ownership levels, the following forms of equity interests are included: shares owned by the executive officer directly, or held in trust for the benefit of, the executive officer or his or her immediate family members residing in same household or through trusts; and “In-the-Money” value of vested stock option awards. The applicable guidelines must be met within the earliest of five years from: (i) joining the Company, (ii) promotion to an officer level or (iii) establishment of the guidelines.  All executive officers are in compliance with these guidelines.

Anti-Hedging and Pledging Policies

All executive officers and members of our Board of Directors are prohibited from entering into hedging or pledging transactions in respect of our common stock or other securities issued by Axogen.

Compensation Recovery Policy

We have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our named executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement.

Retirement and Other Benefits

Our named executive officers are eligible to participate in our tax-qualified Section 401(K) retirement savings plan on the same basis as our other employees. Employees are eligible to participate in the 401(K) plan immediately upon commencing employment, and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(K) plan requires us to make matching contributions of between 3% and 4% of the employee’s annual salary as long as the employee participates in the 401(K) plan. Both employee contributions and our contributions are fully vested at all times. In 2018, our matching contribution was 3% for the first 3% of compensation contributed and 50% for the next 2% of compensation contributed of each named executive officer’s annual base salary. We contributed, on an aggregate basis, approximately $45,000 in matching funds for our named executive officers and Shawn McCarrey during 2018.

Additional benefits received by our named executive officers include medical, dental, vision, short-term disability, long term disability, life and accidental death and dismemberment insurance. These benefits are provided on substantially the same basis as to all of our full-time employees.

Historically, we have not provided perquisites or other personal benefits to our named executive officers, with the exception of Mr. Shawn McCarrey.  For all other named executive officers, we do not view perquisites or other personal benefits as a component of our executive compensation program. Our future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our Compensation Committee.

Separation and Release Agreement

In January and February 2019, the Company entered into separation agreements with Mr. Shawn McCarrey and Mr. Jon Gingrich and they ceased to serve as Senior Vice President of Sales and Chief Commercial Officer of the Company, respectively. Severance payments and benefits payable based on their separation and release agreements with respect to each of the officers were as follows:

Mr. Jon Gingrich

1.	cash severance of:
•	accrued base salary for all hours worked through the separation date,
•	four (4) weeks of unpaid vacation, and
•	a lump sum severance payment of $471,395 paid no later than 30 days following the separation date, less all appropriate federal and state income and employment taxes;
2.	the group health benefit premiums for himself and his family under COBRA for 12 months following the expiration of coverage under the Company’s health insurance plan; and
3.	with an exception of vested options, his remaining options were forfeited as of the separation date and Mr. Gingrich held no other equity, debt, or any other financial interest in the Company.

Mr. Shawn McCarrey

1.	cash severance of:
•	accrued base salary for all hours worked through the separation date,
•	remaining accrued but unused vacation, and
•	a lump sum payment of $417,000 paid no later than 60 days following the separation date, less all appropriate federal and state income and employment taxes;
2.	the group health benefit premiums under COBRA for 12 months following the expiration of coverage under the Company’s health insurance plan;
3.	outplacement service for one year from the Termination Date; and
4.	with an exception of vested options, his remaining options were forfeited as of the separation date and Mr. McCarrey held no other equity, debt, or any other financial interest in the Company.

Post-Employment Compensation Arrangements

The employment agreements provide each of our named executive officers with certain protection in the event of his or her termination of employment under specified circumstances, including following a change in control of our Company. We believe that these protections serve our executive retention objectives by helping our named executive officers maintain continued focus and dedication to their responsibilities to maximize shareholder value, including in the event that there is a potential transaction that could involve a change in control of our Company. The terms of these agreements were determined after review by our Compensation Committee of our retention goals for each named executive officer and an analysis of competitive market data.

For a summary of the material terms and conditions of these severance and change in control arrangements, see the section entitled “Executive Compensation — Potential Payments Upon Termination or Change in Control.”

Tax and Accounting Considerations

Deductibility of Executive Compensation

Generally, Section 162(m) of the Internal Revenue Code disallows a tax deduction to any publicly-held corporation for any remuneration in excess of $1.0 million paid in any taxable year to its chief executive officer and each of its three next most highly-compensated named executive officers (other than its chief financial officer only for fiscal years prior to 2017). Remuneration in excess of $1.0 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Internal Revenue Code.

The 2017 tax reform legislation removed the “performance-based compensation” exception from Section 162(m). Accordingly, awards made after November 2, 2017, generally are not eligible for the “performance-based compensation” exception and will not be deductible to the extent that they cause the compensation of the affected executive officers to exceed $1 million in any year. Awards that were made and subject to binding written contracts in effect on November 2, 2017, are “grandfathered” under prior law and can still qualify as deductible “performance-based compensation,” even if paid in future years. Our Compensation Committee will continue to monitor these awards and endeavor to ensure that they are deductible if and when paid. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation and to structure a program that we consider to be the most effective in attracting, motivating and retaining key employees.

Taxation of “Parachute” Payments and Deferred Compensation

Sections 280G and 4999 of the Internal Revenue Code provide that named executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of our Company that exceed certain prescribed limits, and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Internal Revenue Code imposes significant additional taxes in the event that an employee, including a named executive officer, director, or service provider receives “nonqualified deferred compensation” that does not satisfy the conditions of Section 409A.

We did not provide any named executive officer with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A of the Internal Revenue Code during 2016. We have not agreed and are not otherwise obligated to provide any named executive officer with a “gross-up” or other reimbursement under Section 409A.

Accounting for Stock-Based Compensation

We follow the FASB ASC Topic 718 for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables that accompany this Compensation Discussion and Analysis, even though recipients may never realize any value from their awards. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their statements of operations over the period that the recipient of the award is required to render service in exchange for the award.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non–cash compensation for the fiscal years 2018, 2017 and 2016 for our Chief Executive Officer, our Chief Financial Officer, our General Counsel, our Chief Commercial Officer and our Senior Vice President of Sales (our “named executive officers”).

Name and Principal							Option	All Other
Position	Year	Salary($)	Bonus($)		Stock Awards($)(1)		Awards($)(1)	Compensation($)		Total
Karen Zaderej	2018	575,000	419,175 (2)		2,065,568	(3)(4)	593,418	12,027	(9)	3,665,188
President, CEO	2017	462,500	330,688	(2)	1,903,500	(5)(6)	1,003,476	4,808	(9)	3,704,972
	2016	405,000	244,823	(2)	803,710	(7)(8)	940,655	11,249	(9)	2,405,437
Gregory Freitag,	2018	259,000	113,549 (2)		289,467	(3)(4)	183,890	10,739	(11)	856,645
General Counsel(10)	2017	189,000	83,160	(2)	299,700	(5)(6)	295,691	7,879	(11)	875,430
	2016	228,914	66,960	(2)	93,975	(7)	282,736	10,380	(11)	682,965
Peter Mariani, CFO(12)	2018	361,200	157,989	(2)	491,711	(3)(4)	415,492	12,615	(13)	1,439,007
	2017	336,000	147,840	(2)	558,900	(5)(6)	602,085	11,326	(13)	1,656,151
	2016	263,385	114,798	(2)	213,010	(7)	1,077,123	11,866	(13)	1,680,182
Jon Gingrich, CCO(15)	2018	325,100	142,199 (2)		-		-	12,615	(15)	479,914
	2017	141,538	89,807	(2)	704,400	(5)(6)(7)	1,399,872	5,147	(15)	2,340,764
	2016	—	—		—		—	—		—
Shawn McCarrey, SVP of Sales	2018	213,200	198,222 (2)		-		-	13,241	(18)	424,663
	2017	206,000	224,068	(16)	243,550	(5)(6)(7)	120,417	15,213	(18)	809,248
	2016	200,000	238,592	(16)	127,985	(17)	224,523	16,736	(18)	807,836

(1)

The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with ASC Topic 718 as of December 31 of the year indicated. For information regarding assumptions underlying the valuation of equity awards, see Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 filed on February 26, 2019.

(2)

Provided pursuant to the 2018 Bonus Award Plan, 2017 Bonus Award Plan and 2016 Bonus Award Plan for the respective year that was established for executive officers and certain other officers based upon meeting, in each of 2018, 2017 and 2016, certain established corporate key objectives (the “Key Objectives”) for such year. The Key Objectives typically include certain targets related to revenue and certain financial, operational, clinical and/or product and application development goals. The amount of such bonus for each officer was based upon an assigned percentage of such officer’s 2018, 2017 and 2016 base salary. Bonuses were earned in the respective year and paid in the following year after final Compensation Committee approval.  In connection with Mr. Gingrich joining the Company in 2017, he received a $25,000 sign-on bonus.

(3)

Includes 60,100, 7,000, 10,100, 0 and 0 performance stock units (the “2018 PSUs”) granted on December 17, 2018 to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey, respectively. Assuming that the highest level of performance conditions will be achieved, the 2018 PSUs granted to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey would have a value of $1,728,126, $201,285. $290,426, $0 and $0, respectively. The 2018 PSUs were in the form of performance-based restricted stock units and were granted pursuant to the 2010 Plan. Each 2018 PSU represents the Company’s commitment to issue one share of common stock (each, a “Share”) at a future date, subject to certain eligibility, performance, vesting and other conditions set forth in the 2010 Plan and the related Performance Stock Unit Award Agreements (the “2018 PSU Agreements”), the form of which was filed as Exhibit 10.47 in our Annual Report on Form 10 K for the fiscal year ended December 31, 2018 filed on February 26, 2019. For each of Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey, by February 15, 2021 the Compensation Committee will review the Company’s gross revenue for the fiscal year ending December 31, 2020. Upon such review and based upon revenue performance criteria in each 2018 PSU Agreement for the applicable officer, a determination of the number of Shares that may be issued pursuant to the 2018 PSU Agreements will be made, which amount could range between zero to 150% of the 2018 PSUs granted. Once the number of Shares has been determined, 33.33% will vest on each of February 15, 2021 and 2022 and 33.34% will vest on February 15, 2023, provided that the particular officer has been continuously employed through each vesting date as to the particular number of Shares vesting. In the event of a “Change in Control” (as defined in each 2018 PSU Agreement), all or a portion of the 2018 PSUs shall accelerate.

(4)

Includes 17,600, 4,600, 10,500, 0 and 0 restricted stock units (the “2018 RSUs”) which were granted pursuant to the 2010 Plan to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey, respectively on December 17, 2018, respectively. The 2018 RSUs granted to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey have a value of $337,392, $88,182, $201,285, $0 and $0, respectively. All shares of Axogen common stock underlying the 2018 RSUs will be fully vested on December 18, 2022 (4 years from the grant date) based upon a vesting schedule whereby 50% of the aggregate shares vest on December 18, 2020 (24 months from the grant date) and an additional 25% of the aggregate shares vest each 12 months thereafter. In the event of a “Change in Control” (as defined in the award agreement) of the Company, all of the 2018 RSUs shall accelerate and become fully vested. The form of the 2018 RSU was filed as Exhibit 10.38 in our Annual Report on Form 10 K for the fiscal year ended December 31, 2018 filed on February 26, 2019.

(5)

Includes 58,000, 7,400, 13,100, 13,100 and 4,900 performance stock units (the “2017 PSUs”) granted on December 18, 2017 to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey, respectively. Assuming that the highest level of performance conditions will be achieved, the 2017 PSUs granted to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey would have a value of $1,566,000, $199,800. $353,700, $353,700 and $132,300, respectively. The 2017 PSUs were in the form of performance-based restricted stock units and were granted pursuant to the 2010 Plan. Each 2017 PSU represents the Company’s commitment to issue one share of common stock (each, a “Share”) at a future date, subject to certain eligibility, performance, vesting and other conditions set forth in the 2010 Plan and the related Performance Stock Unit Award Agreements (the “2017 PSU Agreements”), the form of which was filed as Exhibit 10.26 in our Annual Report on Form 10 K for the fiscal year ended December 31, 2017 filed on February 28, 2018. For each of Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey, by February 15, 2020 the Compensation Committee will review the Company’s gross revenue for the fiscal year ending December 31, 2019. Upon such review and based upon revenue performance criteria in each 2017 PSU Agreement for the applicable officer, a determination of the number of Shares that may be issued pursuant to the 2017 PSU Agreements will be made, which amount could range between zero to 150% of the 2017 PSUs granted. Once the number of Shares has been determined, 33.33% will vest on each of February 15, 2020 and 2021 and 33.34% will vest on February 15, 2022, provided that the particular officer has been continuously employed through each vesting date as to the particular number of Shares vesting. In the event of a “Change in Control” (as defined in each 2017 PSU Agreement), all or a portion of the 2017 PSUs shall accelerate.

(6)

Includes 12,500, 3,700, 7,600, 5,500 and 1,500 restricted stock units (the “2017 RSUs”) which were granted pursuant to the 2010 Plan to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey, respectively on December 18, 2017, respectively. The 2017 RSUs granted to Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey have a value of $337,500, $99,900. $205,200, $148,500 and $40,500, respectively. All shares of Axogen common stock underlying the 2017 RSUs will be fully vested on December 18, 2021 (4 years from the grant date) based upon a vesting schedule whereby 50% of the aggregate shares vest on December 18, 2019 (24 months from the grant date) and an additional 25% of the aggregate shares vest each 12 months thereafter. In the event of a “Change in Control” (as defined in the award agreement) of the Company, all of the 2017 RSUs shall accelerate and become fully vested. The form of the 2017 RSU was filed as Exhibit 10.28 in our Annual Report on Form 10 K for the fiscal year ended December 31, 2017 filed on February 28, 2018.

(7)

Includes 49,800, 12,000 and 10,500 performance stock units (the “2016 PSUs”) granted to Ms. Zaderej and Messrs. Mariani and Freitag, respectively, on December 29, 2016 and 23,800 and 2,500 2016 PSU granted to Messrs. Gingrich and McCarrey, respectively, on July 17, 2017 and December 29, 2017, respectively. Assuming that the highest level of performance conditions will be achieved, the PSUs granted to Ms. Zaderej and Messrs. Mariani, Gingrich, Freitag and McCarrey would have a value of $668,565, $319,515, $303,300, $140,963 and $106,125, respectively. The 2016 PSU awards were in the form of performance-based restricted stock units and were granted pursuant to the 2010 Plan. Each 2016 PSU represents the Company’s commitment to issue a share at a future date, subject to certain eligibility, performance, vesting and other conditions set forth in the 2010 Plan and 2016 PSU agreements (the “2016 PSU Agreements”), the form of which was filed as Exhibit 10.23 in our Annual Report on Form 10 K for the fiscal year ended December 31, 2016 filed on March 1, 2017. For each of Ms. Zaderej and Messrs. Mariani, Gingrich, Freitag and McCarrey, this amount includes the determination made by the Compensation Committee based on the review of the Company’s gross revenue for the fiscal year ending December 31, 2018. The number of Shares has been determined and 33.33% will vest on each of February 15, 2019 and 2020 and 33.34% will vest on February 15, 2021, provided that the particular officer has been continuously employed through each vesting date as to the particular number of Shares vesting. In the event of a “Change in Control” (as defined in each 2016 PSU Agreement), all or a portion of the 2016 PSUs shall accelerate.

(8)

Ms. Zaderej was provided on December 29, 2016 a retention stock unit award in the form of retention-based restricted stock units (the “Retention Units”) which were granted pursuant to the 2010 Plan. The award was for a total of 40,000 Retention Units, with each Retention Unit representing the Company’s commitment to issue one Share. The Retention Units granted to Ms. Zaderej have a value of $358,000. So long as Ms. Zaderej’s employment is continuous through January 1, 2020, all of the Retention Units will become vested and 40,000 Shares will be issued by the Company to Ms. Zaderej. In the event of a “Change in Control” (as defined in the award agreement) of the Company, all of the Retention Units shall accelerate and become fully vested. Ms. Zaderej’s award agreement was filed as Exhibit 10.24 in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016 filed on March 1, 2017.

(9)

Includes life insurance premiums paid by Axogen on behalf of Ms. Zaderej in 2018, 2017 and 2016 of $2,123, $546 and $1,352, respectively, and also includes amounts contributed by the Company to the 401K plan on her behalf for 2018, 2017 and 2016 of $9,904, $4,262 and $9,897, respectively.

(10)

Mr. Freitag was the Company’s CFO from January 2014 through May 2014 and August 2015 through February 2016, and SVP of Business Development and General Counsel for the entirety of both 2016 and 2017. In October 2018, following the amendment of Mr. Freitag’s employment agreement, Mr. Freitag no longer served as the Company’s SVP of Business Development, but continues as the General Counsel.

(11)

Includes life insurance premiums paid by Axogen on behalf of Mr. Freitag in 2018, 2017 and 2016 of $777, $319 and $1,223, respectively, and also includes amounts contributed by the Company to the 401K plan on his behalf for 2018, 2017 and 2016 of $9,962, $7,560 and $9,157, respectively.

(12)	Mr. Mariani was appointed as the Company’s CFO in March 2016.
(13)

Includes life insurance premiums paid by Axogen on behalf of Mr. Mariani in 2018, 2017 and 2016 of $1,615, $546 and $1,331 and also includes amounts contributed by the Company to the Company’s 401K plan on his behalf for 2018, 2017 and 2016 of $11,000, $10,780 and $10,535, respectively.

(14)	Mr. Gingrich was appointed as the Company’s Chief Commercial Officer in July 2017.
(15)

Includes life insurance premiums paid by Axogen on behalf of Mr. Gingrich in 2018 and 2017 of $1,615 and $224 and also includes amounts contributed by the Company to the Company’s 401K plan on his behalf for 2018 and 2017 of $11, 000 and $4,923, respectively.

(16)	Bonus represents commissions earned pursuant to compensation arrangement as SVP of sales. Mr. McCarrey is not a party to bonus arrangements provided to other Company officers.
(17)

Includes 28,600 performance stock units (the “McCarrey PSUs”) granted on December 29, 2016. The McCarrey PSUs were based upon meeting certain quarterly revenue targets in 2017. Two such targets were met and Mr. McCarrey earned 14,300 of the performance stock units and was granted 14,300 shares of Company common stock pursuant to the McCarrey PSU. The McCarrey PSU has now expired pursuant to its terms.

(18)

Includes life insurance premiums paid by Axogen on behalf of Mr. McCarrey in 2018, 2017 and 2016 of $1,677, $346 and $336, respectively, includes amounts contributed by the Company to the Company’s 401K plan on his behalf for 2018, 2017 and 2016 of $3,164,  $6,467 and $8,000, respectively and includes amounts paid to Mr. McCarrey for an auto allowance in 2018, 2017 and 2016 of $8,400, $8,400 and $8,400, respectively.

CEO Pay Ratio Disclosure

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K promulgated under the Exchange Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for fiscal year 2018 (our “CEO pay ratio”). Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For fiscal year 2018, the annual total compensation for the median employee of the Company (other than our CEO) was $112,426 and the annual total compensation of our CEO was $3,665,180.  Based on this information, for fiscal year 2018 the ratio of the annual total compensation of our CEO to the annual total compensation of the median employee was 33:1.

We identified our median employee from among our employees as of December 31, 2018, the last day of our fiscal year. We did not use the same median employee used in our disclosure for the fiscal year ended December 31, 2017 due to a change in the make-up of our employees as a whole.  We felt it to be a more accurate representation and better metric for purposes of this disclosure to use a new median employee. To identify our median employee for this disclosure we identified and calculated the elements of that employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $112,426. With respect to the annual total compensation of our CEO, in accordance with SEC rules, we included the amount reported for Ms. Zaderej in the “Total” column for 2018 in the Summary Compensation Table included in this Form 10-K/A. We did not make any cost-of-living adjustments in identifying the median employee. Compensation amounts were determined from our human resources and payroll systems of record.

Grants of Plan-Based Awards

The following table provides information regarding plan-based awards granted to our named executive officers in 2018:

Name	Award Type	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Karen Zaderej	PSU	12/27/2018	60,100	$19.17	$1,152,117
	RSU	12/27/2018	17,600	$19.17	$337,392
	Stock Option	12/27/2018	59,700	$19.17	$593,418
Gregory Freitag	PSU	12/27/2018	7,000	$19.17	$134,190
	RSU	12/27/2018	4,600	$19.17	$88,182
	Stock Option	12/27/2018	18,500	$19.17	$183,890
Peter Mariani	PSU	12/27/2018	10,100	$19.17	$193,617
	RSU	12/27/2018	10,500	$19.17	$201,285
	Stock Option	12/27/2018	41,800	$19.17	$415,492
Jon Gingrich	—	—	—	—	—
Shawn McCarrey	—	—	—	—	—

Outstanding Equity Awards at 2018 Fiscal Year–End

The following tables summarize the equity awards granted to our named executive officers that remain outstanding as of December 31, 2018.

				Option Awards		Equity Incentive
		Number of		Number of		Plan Awards:
		Securities		Securities		Number of
		Underlying		Underlying		Securities
		Unexercised		Unexercised		Underlying	Option
	Option	Options (#)		Options (#)		Unexercised	Exercise	Option
Name	Grant Date	Exercisable		Unexercisable		Unearned Options (#)	Price ($)	Expiration Date
Karen Zaderej	6/9/2010	18,056	(1)	—		—	0.27	6/9/2020
	1/2/2014	31,000	(2)	—			4.81	1/2/2021
	12/29/2014	62,000	(3)	—			3.67	12/29/2021
	12/29/2014	19,000	(4)	—			3.67	12/29/2021
	12/28/2015	157,500	(5)	52,500	(5)		5.09	12/28/2022
	12/29/2016	104,750	(6)	104,750	(6)		8.95	12/29/2026
	12/18/2017	—		75,000	(7)		27.00	12/18/2027
	12/27/2018	—		59,700	(8)	—	19.17	12/27/2028
Gregory Freitag	6/1/2010	125,000	(10)	—		—	3.50	6/1/2020
	12/29/2014	27,000	(3)	—			3.67	12/29/2021
	12/29/2014	33,000	(4)	—			3.67	12/29/2021
	8/6/2015	83,000	(10)	—			3.38	8/6/2022
	12/28/2015	6,750	(5)	2,250	(5)		5.09	12/28/2022
	5/26/2016	3,750	(11)	2,250	(11)		5.45	5/26/2023
	5/26/2016	15,000	(12)	—			5.45	5/26/2023
	12/29/2016	25,000	(6)	25,000	(6)		8.95	12/29/2026
	12/18/2017	—		22,100	(7)		27.00	12/18/2027
	12/27/2018	—		18,500	(8)	—	19.17	12/27/2028
Peter Mariani	3/1/2016	128,125	(13)	76,875	(13)	—	5.04	3/1/2023
	12/29/2016	55,000	(6)	55,000	(6)		8.95	12/29/2026
	12/18/2017	—		45,000	(7)		27.00	12/18/2027
	12/27/2018	—		41,800	(8)	—	19.17	12/27/2028
Jon Gingrich	7/17/2017	43,125	(14)	71,875	(14)		16.85	7/17/2027
	12/18/2017	—		32,600	(7)		27.00	12/18/2027
Shawn McCarrey	3/1/2013	68,000	(15)	—			3.67	3/1/2020
	1/2/2014	5,000	(2)	—			4.81	1/2/2021
	5/1/2014	30,000	(16)	—			2.86	5/1/2021
	12/29/2014	10,000	(3)	—			3.67	12/29/2021
	3/12/2015	60,000	(17)	—			3.20	3/12/2022
	12/28/2015	15,000	(5)	5,000	(5)		5.09	12/28/2022
	12/29/2016	25,000	(6)	25,000	(6)		8.95	12/29/2026
	12/18/2017	—		9,000	(7)		27.00	12/18/2027

(1)

On June 9, 2010, Ms. Zaderej was granted this option to purchase shares of Axogen Corporation common stock, which option was adjusted in connection with the merger of LecTec Corporation and Axogen Corporation on September 30, 2011. The option vested semi-annually and became fully vested and exercisable on June 9, 2014. The option was granted under the 2002 Axogen Corporation Option Plan and the exercise price for the option is equal to the fair market value of Axogen’s common stock on the date of grant.

(2)

On January 2, 2014, Ms. Zaderej, Mr. Freitag and Mr. McCarrey were granted options to purchase 31,000, 15,000 and 5,000 shares, respectively, of the Company’s common stock which became fully vested on January 2, 2018. Mr. Freitag exercised 15,000 shares pursuant to his option. The options were granted under the 2010 Plan and the exercise price for the options is equal to the fair market value of the Company’s common stock on the date of grant.

(3)

On December 29, 2014, Ms. Zaderej and Messrs. Freitag and McCarrey were granted options to purchase 62,000, 27,000 and 10,000 shares, respectively, of the Company’s common stock. All shares underlying the options will be fully vested on December 29, 2018 (four years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vested on December 29, 2015 (12 months from the option grant date) and an additional 12.5% of aggregate shares vest every six months thereafter. The options were granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(4)

On December 29, 2014, Ms. Zaderej and Mr. Freitag were granted options to purchase 19,000 and 33,000 shares, respectively, of the Company’s common stock which became fully vested and exercisable on December 29, 2015 and will expire December 29, 2021. The options were granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(5)

On December 28, 2015, Ms. Zaderej and Messrs. Freitag and McCarrey were granted options to purchase 210,000, 9,000 and 20,000 shares, respectively, of the Company’s common stock. All shares underlying the options will be fully vested on December 29, 2019 (four years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vested on December 29, 2016 (12 months from the option grant date) and an additional 12.5% of aggregate shares vest every six months thereafter. The options were granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(6)

On December 29, 2016, Ms. Zaderej and Messrs. Freitag, Mariani and McCarrey were granted options to purchase 209,500, 50,000, 110,000 and 50,000 shares, respectively, of the Company’s common stock. All shares underlying the options will be fully vested on December 29, 2020 (four years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on December 29, 2017 (12 months from the option grant date) and an additional 12.5% of aggregate shares vest every six months thereafter. The options were granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(7)

On December 18, 2017, Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey were granted options to purchase 75,000, 22,100, 45,000, 32,600 and 9,000 shares, respectively, of the Company’s common stock. All shares underlying the options will be fully vested on December 18, 2021 (four years from the option grant date) based upon a vesting schedule whereby 50% of the aggregate shares vest on December 18, 2019 (24 months from the option grant date) and an additional 12.5% of aggregate shares vest every six months thereafter. The options were granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(8)

On December 27,2018, Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey were granted options to purchase 59,700, 18,500, 41,800, 0 and 0 shares, respectively, of the Company’s common stock. All shares underlying the options will be fully vested on December 27, 2022 (four years from the option grant date) based upon a vesting schedule whereby 50% of the aggregate shares vest on December 27, 2020 (24 months from the option grant date) and an additional 12.5% of aggregate shares vest every six months thereafter. The options were granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(9)

On June 1, 2010, Mr. Freitag was granted an option to purchase 125,000 shares of the Company’s common stock which became fully vested and exercisable on August 29, 2011 pursuant to the vesting terms of the option. The option was granted outside of a plan previously approved by the Company’s shareholders and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(10)

On August 6, 2015, Mr. Freitag was granted an option to purchase 83,000 shares of the Company’s common stock which became fully vested and exercisable on December 31, 2015 pursuant to the vesting terms of the option. The option was granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(11)

On May 26, 2016, Mr. Freitag was granted an option to purchase 6,000 shares of the Company’s common stock. All shares underlying the option will be fully vested on May 26, 2020 (four years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on May 26, 2017 (12 months from the option grant date) and an additional 12.5% of aggregate shares every six months thereafter. The option was granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(12)

On May 26, 2016, Mr. Freitag was granted an option to purchase 15,000 shares of the Company’s common stock. All shares underlying the option vested as of December 26, 2016 (six months from the option grant date). The option was granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.
(13)

On March 1, 2016, Mr. Mariani was granted an option to purchase 205,000 shares of the Company’s common stock in connection with his appointment as the Company’s Chief Financial Officer. All shares underlying the option will be fully vested on March 1, 2020 (four years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on March 1, 2017 (12 months from the option grant date) and an additional 12.5% of aggregate shares every six months thereafter. The option was granted under the 2010 Plan and the exercise price for the option is the fair market value of the Company’s common stock on the date of grant.

(14)

On July 17, 2017, Mr. Gingrich was granted an option to purchase 115,000 shares of the Company’s common stock in connection with his appointment as Chief Commercial Officers. All shares of Common Stock underlying the employee stock option will be fully vested on July 17, 2021 (4 years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on July 17, 2018 (12 months from the option grant date) and an additional 12.5% of the aggregate shares vest each 6 months thereafter. The option was granted under the 2017 Plan and the exercise price for the option is the fair market value of the Company’s common stock on the date of grant.

(15)

On March 1, 2013, Mr. McCarrey was granted an option to purchase 68,000 shares of the Company’s common stock. All shares underlying the option are fully vested. The option was granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(16)

On May 1, 2014, Mr. McCarrey was granted an option to purchase 30,000 shares of the Company’s common stock. All shares underlying the option will be fully vested on May 1, 2018 (four years from the option grant date) based upon a vesting schedule whereby 25% of the aggregate shares vest on May 1, 2015 (12 months from the option grant date) and an additional 12.5% of aggregate shares every six months thereafter. The option was granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

(17)

On March 12, 2015, Mr. McCarrey was granted an option to purchase 60,000 shares of the Company’s common stock. All shares underlying the option are fully vested. The option was granted under the 2010 Plan and the exercise price for the option is equal to the fair market value of the Company’s common stock on the date of grant.

Stock Awards
			Equity Incentive		Equity Incentive
			Plan Awards:		Plan Awards:
		Market Value	Number of		Market or Payout
	Number of Shares	of Shares or	Unearned Shares,		Value of Unearned
	or Units of Stock	Units of Stock	Units or Other		Shares, Units or
	That Have Not	That Have Not	Rights That Have		Other Rights That
Name	Vested (#)	Vested ($)	Not Vested (#)		Have Not Vested ($)
Karen Zaderej	—	—	49,800	(1)(2)	$4,196,719
			40,000	(3)
			12,500	(4)
			58,000	(5)(6)
	—	—	17,600	(8)
	—	—	60,100	(9)(10)
Gregory Freitag	—	—	10,500	(1)(2)	$616,047
			3,700	(4)
			7,400	(5)(6)
	—	—	4,600	(8)
	—	—	7,000	(9)(10)
Peter Mariani	—	—	23,800	(1)(2)	$1,166,812
			7,600	(4)
			13,100	(5)(6)
	—	—	10,500	(8)
	—	—	10,100	(9)(10)
Jon Gingrich	—	—	5,500	(4)	704,400
			12,000	(1)(2)(7)
			13,100	(5)(6)
Shawn McCarrey	—	—	1,500	(4)	243,550
			4,900	(5)(6)
			2,500	(1)(7)

(1)

On December 29, 2016, the 2016 PSUs were granted to certain Company officers, including the Company’s named executive officers, except Messrs. Gingrich and McCarrey who received such 2016 PSU’s in 2017. The 2016 PSU awards were in the form of performance-based restricted stock units and were granted pursuant to the 2010 Plan. Each 2016 PSU represents the Company’s commitment to issue one Share at a future date, subject to certain eligibility, performance, vesting and other conditions set forth in the 2010 Plan and 2016 PSU Agreements.

(2)

On February 15, 2019, the Compensation Committee reviewed the Company’s gross revenue for the fiscal year ending December 31, 2018 and based upon revenue performance criteria in each 2016 PSU Agreement for Ms. Zaderej, Messrs. Mariani, Freitag and Gingrich, determined the number of Shares granted. 33.33% of the number of Shares awarded on February 15, 2019, and the next two tranches will vest 33.33% on February 19, 2020 and 33.34% will vest on February 15, 2021, provided that the particular officer has been continuously employed through each vesting date as to the particular number of Shares vesting. In the event of a “Change in Control” (as defined in each 2016 PSU Agreement), all or a portion of the 2016 PSUs shall accelerate.

(3)

Ms. Zaderej was provided on December 29, 2016 a retention stock unit award in the form of retention-based restricted stock units (the “Retention Units”) which were granted pursuant to the 2010 Plan. The award was for a total of 40,000 Retention Units, with each Retention Unit representing the Company’s commitment to issue one Share. So long as Ms. Zaderej’s employment is continuous through January 1, 2020, all of the Retention Units will become vested and 40,000 Shares will be issued by the Company to Ms. Zaderej. In the event of a “Change in Control” (as defined in the award agreement) of the Company, all of the Retention Units shall accelerate and become fully vested.

(4)

On December 18, 2017, the 2017 RSUs were granted to certain Company officers, including the Company’s named executive officers. The 2017 RSU awards were in the form of restricted stock units and were granted pursuant to the 2010 Plan. Each 2017 RSU represents the Company’s commitment to issue one Share at a future date, subject to certain eligibility, vesting and other conditions set forth in the 2010 Plan and 2017 RSU Agreements. All shares of Axogen common stock underlying the 2017 RSUs will be fully vested on December 18, 2021 (4 years from the grant date) based upon a vesting schedule whereby 50% of the aggregate shares vest on December 18, 2019 (24 months from the grant date) and an additional 25% of the aggregate shares vest each 12 months thereafter. In the event of a “Change in Control” (as defined in the award agreement) of the Company, all of the 2017 RSUs shall accelerate and become fully vested.

(5)

On December 18, 2017, the 2017 PSUs were granted to certain Company officers, including the Company’s named executive officers. The 2017 PSUs were in the form of performance-based restricted stock units and were granted pursuant to the 2010 Plan. Each 2017 PSU represents the Company’s commitment to issue one Share at a future date, subject to certain eligibility, performance, vesting and other conditions set forth in the 2010 Plan and 2017 PSU Agreements.

(6)

For each of Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey, by February 15, 2020 the Compensation Committee will review the Company’s gross revenue for the fiscal year ending December 31, 2019. Upon such review and based upon revenue performance criteria in each 2017 PSU Agreement for such officers, a determination of the number of Shares that may be issued pursuant to the 2017 PSU Agreements will be made, which amount could range between zero to 150% of the 2017 PSUs granted. Once the number of Shares has been determined, 33.33% will vest on each of February 15, 2020 and 2021 and 33.34% will vest on February 15, 2022, provided that the particular officer has been continuously employed through each vesting date as to the particular number of Shares vesting. In the event of a “Change in Control” (as defined in each 2017 PSU Agreement), all or a portion of the 2017 PSUs shall accelerate.

(7)	On July 17, 2017, 2016 PSUs were granted to Mr. Gingrich and on December 29, 2017, 2016 PSUs were granted to Mr. McCarrey.
(8)

On December 27, 2018, the 2018 RSUs were granted to certain Company officers, including the Company’s named executive officers. The 2018 RSU awards were in the form of restricted stock units and were granted pursuant to the 2010 Plan. Each 2018 RSU represents the Company’s commitment to issue one Share at a future date, subject to certain eligibility, vesting and other conditions set forth in the 2010 Plan and 2018 RSU Agreements. All shares of Axogen common stock underlying the 2018 RSUs will be fully vested on December 27, 2022 (4 years from the grant date) based upon a vesting schedule whereby 50% of the aggregate shares vest on December 27, 2020 (24 months from the grant date) and an additional 25% of the aggregate shares vest each 12 months thereafter. In the event of a “Change in Control” (as defined in the award agreement) of the Company, all of the 2018 RSUs shall accelerate and become fully vested.

(9)

On December 27, 2018, the 2018 PSUs were granted to certain Company officers, including the Company’s named executive officers. The 2018 PSUs were in the form of performance-based restricted stock units and were granted pursuant to the 2010 Plan. Each 2018 PSU represents the Company’s commitment to issue one Share at a future date, subject to certain eligibility, performance, vesting and other conditions set forth in the 2010 Plan and 2018 PSU Agreements.

(10)

For each of Ms. Zaderej and Messrs. Mariani and Freitag by February 15, 2021 the Compensation Committee will review the Company’s gross revenue for the fiscal year ending December 31, 2020. Upon such review and based upon revenue performance criteria in each 2018 PSU Agreement for such officers, a determination of the number of Shares that may be issued pursuant to the 2018 PSU Agreements will be made, which amount could range between zero to 150% of the 2018 PSUs granted. Once the number of Shares has been determined, 33.33% will vest on each of February 15, 2021 and 2022 and 33.34% will vest on February 15, 2023, provided that the particular officer has been continuously employed through each vesting date as to the particular number of Shares vesting. In the event of a “Change in Control” (as defined in each 2018 PSU Agreement), all or a portion of the 2018 PSUs shall accelerate.

Option Exercises and Stock Vested

The following provides information regarding the exercise of stock options by our named executive officers and vesting of stock awards held by our named executive officers, during 2018.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized
	Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Karen Zaderej	275,000	$ 8,696,050	—	—
Gregory Freitag	67,000	$2,130,000	—	—
Peter Mariani	—	—	—	—
Jon Gingrich	—	—	—	—
Shawn McCarrey	—	—	3,890	$195,910

(1)	Based upon the closing price of our Common Stock at the vesting date, as reported on Nasdaq.

Potential Payments Upon Termination or Change in Control

In this section, we described payments that may be made to our named executive officers upon several events of termination, including termination in connection with a change in control.

Employment Agreements

Axogen Corporation is a party to employment agreements with each of (i) Karen Zaderej, effective October 15, 2007 and as amended September 29, 2011, (ii) Gregory G. Freitag, effective October 1, 2011 and as amended May 11, 2014, August 6, 2015, June 1, 2016, and October 29, 2018, (iii) Peter Mariani, effective February 25, 2016, (iv) Jon Gingrich, effective July 17, 2017, and (v) Shawn McCarrey, effective February 25, 2013. Ms. Zaderej’s employment agreement renews for a one year period on each anniversary of the effective date and provides for severance benefits upon termination of her employment: (i) by Axogen for any reason other than “Substantial Cause” (as defined below), permanent disability, or death; (ii) by her due to Axogen’s breach of the employment agreement and Axogen’s failure to cure such breach within ten days following notice by her of such breach; or (iii) by her within the six months following a “Change in Control” (as defined below) of Axogen.

Upon a termination of Ms. Zaderej’s employment for any of the reasons set forth above, Ms. Zaderej is entitled to base salary in an amount equal to the base salary that she would have been paid for the remainder of the then current employment period had her employment not been terminated or the one-year non-competition period, whichever is longer. Ms. Zaderej is entitled to continued medical and dental benefits (in the form of a reimbursement for COBRA premiums less the amount Ms. Zaderej would be required to contribute if she were an active employee) and continued bonus payments to which she would have been entitled for the remainder of the then current employment period had her employment not been terminated.  If a Change in Control occurs, stock options automatically accelerate and become fully exercisable.

Under their respective employment agreements, each of Messrs. Freitag, Mariani, Gingrich, and McCarrey are employed by Axogen Corporation on an “at will” basis.

In the event that the employment of Messrs.  Mariani or Gingrich is terminated by Axogen Corporation without Substantial Cause prior to a Change in Control or if Mr. Freitag is terminated prior to or more than 180 days following a Change in Control, he is entitled to receive a severance payment consisting of (i) twelve-months of base salary and (ii) an amount equal to any bonuses paid during the twelve-month period prior to termination of employment. In the event that the employment of Mr. McCarrey is terminated without Substantial Cause, he is entitled to a  severance payment consisting of base salary, commission and bonuses that he received in the twelve (12) months prior to termination.

In the event Mr. Mariani or Gingrich is terminated without Substantial Cause upon or within 180 days following a Change in Control, or for Good Reason following a Change in Control, he is entitled to a severance payment consisting of (i) twelve months of base salary and (ii) an amount equal to any bonuses paid during the twelve-month period prior to termination of employment. In the event Mr. Freitag is terminated without Substantial Cause upon or within 180 days following a Change in Control, or for Good Reason following a Change in Control, he is entitled to a severance payment consisting of twelve months base salary. In the event Mr. McCarrey is terminated within 180 days following a Change in Control, or for Good Reason following a Change in Control, he is entitled to a severance payment consisting of base salary, commission and bonuses that he received in the twelve (12) months prior to termination.

Messrs. Mariani and Gingrich are also entitled to have the Company pay the premiums for their COBRA (i) for the first twelve (12) months of the COBRA continuation period, or (ii) until such time as they obtain new employment that provides reasonable and comparable health care coverage (including without limitation, coverage of dependents), whichever period is shorter.

For purposes of each of Ms. Zaderej’s,  and Messrs. Freitag’s, Mariani’s, Gingrich’s and McCarrey’s employment agreements, “Change in Control” means the occurrence of any of the following events:

•

any person who holds less than 20% of the combined voting power of the securities of Axogen Corporation or Axogen, becomes the beneficial owner, directly or indirectly, of securities of Axogen Corporation or Axogen, representing 50% or more of the combined voting power of the securities of Axogen Corporation or Axogen then outstanding;

•

during any period of 24 consecutive months, individuals who at the beginning of such period constitute all members of the Board of Directors cease, for any reason, to constitute at least a majority of our Board of Directors, unless the election of each director who was not a director at the beginning of the period was either nominated for election by, or was approved by a vote of, at least two-thirds of the directors then still in office who were directors at the beginning of the period;
•

Axogen Corporation or Axogen consolidates or merges with another company and Axogen Corporation or Axogen is not the continuing or surviving corporation; provided, however, that any consolidation or merger whereby Axogen continues as the majority holder of Axogen Corporation securities or a merger or consolidation of Axogen Corporation and Axogen will not constitute a Change in Control;

•

shares of Axogen Corporation’s or Axogen’s common stock are converted into cash, securities, or other property (other than by a merger set forth above) in which the holders of the Axogen Corporation’s or Axogen’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation as immediately after the merger;

•	Axogen Corporation or Axogen sells, leases, exchanges, or otherwise transfers all or substantially all of its assets (in one transaction or in a series of related transactions); or
•	the holders of Axogen’s common stock approve a plan or proposal for the liquidation or dissolution of Axogen Corporation or Axogen.

The employment agreements of Ms. Zaderej and Messrs. Freitag, Mariani, Gingrich and McCarrey do not provide for Section 280G gross up payments.

For purposes of Ms. Zaderej’s and Messrs. Freitag’s, Mariani’s, Gingrich’s and McCarrey’s employment agreements, “Substantial Cause” means:

•	Commission of any act of fraud, theft, or embezzlement;
•

material breach of the employment agreement, provided that Axogen Corporation shall have first delivered to the executive officer written notice of the alleged breach, specifying the exact nature of the breach in detail, and provided, further, that the executive officer shall have failed to cure or substantially mitigate such breach within ten days after receiving such written notice;

•	commission or conviction of any felony, or of any misdemeanor involving moral turpitude, or entry of a plea of guilty or nolo contendere to any felony or misdemeanor; or
•	material failure to adhere to Axogen Corporation’s corporate codes, policies or procedures which have been adopted in good faith for a valid business purpose as in effect from time to time.

For Ms. Zaderej’s and Messrs. Freitag’s and McCarrey’s employment agreements, “Substantial Cause” also means the failure to meet reasonable performance standards as determined by Axogen Corporation, which for Mr. McCarrey includes the failure of gross revenue in a calendar quarter to exceed 80% of budgeted gross revenue.

For purposes of Mr. Mariani’s, and Gingrich’s employment agreement, “Substantial Cause” also includes their failure to meet reasonable performance standards as determined by Axogen Corporation or the Company.

For purposes of Messrs. Freitag’s, Mariani’s, Gingrich’s, McCarrey employment agreements, “Good Reason” means the occurrence of any one or more of the following:

•

the assignment of any duties inconsistent in any respect with such executive officer’s position (including status, offices, titles, and reporting requirements), authorities, duties, or other responsibilities as in effect immediately prior to a change in control or any other action by Axogen which results in a diminishment in such position, authority, duties, or responsibilities, other than an insubstantial and inadvertent action which is remedied by Axogen;

•	a reduction by Axogen Corporation in the person’s base salary; or
•

the failure by Axogen Corporation to (A) continue in effect any material compensation or benefit plan, program, policy or practice in which the person was participating at the time of the change in control of Axogen or (B) provide the person with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the Change in Control (or as in effect following the Change in Control of the Company), if greater.

2018 Potential Payments Upon Termination or Change in Control

In connection with a termination of employment, including if there is a termination in connection with a change in control of the Company, our NEOs would be eligible to receive certain payments, benefits and treatment of the various forms of equity that such NEO holds (provided, in some cases, that certain conditions are met).

The amounts that the NEOs would receive are set forth below based on the termination scenarios discussed above.

In accordance with SEC rules, we have used certain assumptions in determining the amounts shown. We have assumed that the termination of employment or change in control occurred on December 31, 2018, and that the value of an Axogen share on that day was $20.43, the closing price on Nasdaq on December 31, 2018, the last trading day of 2018.

Contractual provisions relating to cash severance are set forth above under “Employment Agreements.”  With respect to the treatment of outstanding equity awards upon a termination or Change in Control, the treatment is as follows.  For terminations not in connection with a Change in Control, unvested stock options, restricted stock units and performance stock units do not vest and are forfeited.  Upon a Change in Control, in the event that within twelve (12) months following the Change in Control, the employee is terminated without Substantial Cause or leaves the Company for Good Reason, stock options shall automatically accelerate and, become fully exercisable. Upon a Change in Control, restricted stock units become fully-vested and nonforfeitable upon the Change in Control; and performance stock units, prior to the end of the applicable performance period, become fully vested upon a Change in Control based on the greater of: (i) Target Performance or (ii) the expected performance as determined by the Committee. Amounts shown in the tables below for performance stock units are based on target performance. All performance stock units earned but not vested will vest immediately prior to the consummation of the Change in Control. Amounts shown under stock options, restricted stock units and performance stock units reflect the value based upon the December 31, 2018 stock price of $20.43 for the option, restricted stock unit or performance stock unit as to which vesting will be accelerated upon the occurrence of the Change in Control or termination event.

Karen Zaderej

	Qualified	Qualified	Upon
	Termination	Termination	Change in
	Prior to	After	Control
	Change in	Change in	Without
Payment Type	Control	Control	Termination
Severance	$1,006,250	$1,006,250	$—
Health and Welfare Benefits[1]	$—	$—	$—
Stock Options[2]	$—	$2,083,102	$2,083,102
Restricted Stock Units[3]	$—	$1,176,768	$817,200
Performance Stock Units[4]	$—	$3,430,197	$3,430,197
TOTAL	$1,006,250	$7,696,317	$6,330,499

[1]	Ms. Zaderej is eligible for COBRA benefits upon termination, but she did not participate in the 2018 H&W plan.
[2]	All stock options vest upon a CIC as per her employment agreement.
[3]

Certain awards fully vest on a change in control. Other awards are subject to double trigger vesting. Solely for purposes of this table, if such units terminated upon a change of control due to the termination of the plan, the additional value of such units if fully vested would be $255,375.

[4]	Pursuant to the form of award agreement, performance based restricted stock units fully vest upon a change in control.

Gregory G. Freitag

	Qualified	Qualified	Upon
	Termination	Termination	Change in
	Prior to	After	Control
	Change in	Change in	Without
Payment Type	Control	Control[1]	Termination
Severance	$375,550	$259,000	$—
Health and Welfare Benefits	$—	$—	$—
Stock Options[2]	$—	$300,158	$—
Restricted Stock Units[3]	$—	$93,978	$—
Performance Stock Units[4]	$—	$508,707	$508,707
TOTAL	$375,550	$1,161,843	$508,707

[1]	If terminated without Substantial Cause following the date that is 180 days following a Change in Control, his severance will be $375,550.
[2]

Incentive stock options vest upon a change in control and qualified termination. Nonqualified stock options are subject to the terms governing the change in control which may provide for the continuation, assumption, or substitution of such awards. Solely for purposes of this table, if such options terminated upon a change of control due to the termination of the plan, the additional value of such options if fully vested would be $78,372.

[3]

Pursuant to the form of award agreement, certain awards are subject to double trigger vesting. Solely for purposes of this table, if such units terminated upon a change of control due to the termination of the plan, the additional value of such units if fully vested would be $75,591.

[4]	Pursuant to the form of award agreement, performance based restricted stock units fully vest upon a change in control.
Peter Mariani

	Qualified	Qualified	Upon
	Termination	Termination	Change in
	Prior to	After	Control
	Change in	Change in	Without
Payment Type	Control	Control	Termination
Severance	$523,740	$523,740	$—
Health and Welfare Benefits	$23,384	$23,384	$—
Stock Options[1]	$—	$464,594	$—
Restricted Stock Units[2]	$—	$214,515	$—
Performance Stock Units[3]	$—	$960,210	$960,210
TOTAL	$547,124	$2,186,443	$960,210

[1]

Incentive stock options vest upon a change in control and qualified termination. Nonqualified stock options are subject to the terms governing the change in control which may provide for the continuation, assumption, or substitution of such awards. Solely for purposes of this table, if such options terminated upon a change of control due to the termination of the plan, the additional value of such options if fully vested would be $1,402,580.

[2]

Pursuant to the form of award agreement, certain awards are subject to double trigger vesting.  Solely for purposes of this table, if such units terminated upon a change of control due to the termination of the plan, the additional value of such units if fully vested would be $155,268.

[3]	Pursuant to the form of award agreement, performance based restricted stock units fully vest upon a change in control.

Jon Gingrich

	Qualified	Qualified	Upon
	Termination	Termination	Change in
	Prior to	After	Control
	Change in	Change in	Without
Payment Type	Control	Control	Termination
Severance	$471,395	$471,395	$—
Health and Welfare Benefits	$23,384	$23,384	$—
Stock Options1, [4]	$—	$—	$—
Restricted Stock Units[2,4]	$—	$—	$—
Performance Stock Units3, [4]	$—	$512,793	$512,793
TOTAL	$494,779	$1,007,572	$512,793

[1]

Incentive stock options vest upon a change in control and qualified termination. Nonqualified stock options are subject to the terms governing the change in control which may provide for the continuation, assumption, or substitution of such awards. Solely for purposes of this table, if such options terminated upon a change of control due to the termination of the plan, the additional value of such options if fully vested would be $308,775.

[2]

Pursuant to the form of award agreement, certain awards are subject to double trigger vesting.  Solely for purposes of this table, if such units terminated upon a change of control due to the termination of the plan, the additional value of such units if fully vested would be $112,365.

[3]	Pursuant to the form of award agreement, performance based restricted stock units fully vest upon a change in control.
[4]	Mr. Gingrich separated with the Company in February 2019, and all unvested equity was forfeited.
Shawn McCarrey

	Qualified	Qualified	Upon
	Termination	Termination	Change in
	Prior to	After	Control
	Change in	Change in	Without
Payment Type	Control	Control	Termination
Severance	$411,422	$411,422	$—
Health and Welfare Benefits	$—	$—	$—
Stock Options1, [4]	$—	$210,956	$—
Restricted Stock Units[2,4]	$—	$—	$—
Performance Stock Units3, [4]	$—	$151,182	$151,182
TOTAL	$411,422	$773,560	$151,182

[1]

Incentive stock options vest upon a change in control and qualified termination. Nonqualified stock options are subject to the terms governing the change in control which may provide for the continuation, assumption, or substitution of such awards. Solely for purposes of this table, if such options terminated upon a change of control due to the termination of the plan, the additional value of such options if fully vested would be $152,744.

[2]

Pursuant to the form of award agreement, certain awards are subject to double trigger vesting.  Solely for purposes of this table, if such units terminated upon a change of control due to the termination of the plan, the additional value of such units if fully vested would be $30,645.

[3]	Pursuant to the form of award agreement, performance based restricted stock units fully vest upon a change in control.
[4]	Mr. McCarrey separated with the Company in January 2019, and all unvested equity was forfeited.

DIRECTOR COMPENSATION

Our Compensation Committee reviews and makes recommendations to our Board of Directors regarding compensation to be paid to our non–employee directors. For the fiscal year 2018 each non-employee director receive a quarterly cash retainer payment of $9,063, with the Chairman of the Board of Directors receiving an additional quarterly cash retainer payment of $3,750 for services to Axogen starting in the earlier of the first quarter of 2018 or after election, which cash payment is paid in advance each quarter. The quarterly committee member retainers shall be $2,500 for the Audit Committee, $1,875 for the Compensation Committee and $1,250 for the Governance and Nominating Committee. The Chairman of the Audit Committee shall receive an additional quarterly retainer of $5,000, the Chairman of the Compensation Committee an additional quarterly retainer of $2,500, and the Chairman of the Governance and Nominating Committee an additional quarterly retainer of $2,500. Newly elected directors received a non-qualified stock option grant to purchase shares of the Company’s common stock with an equity value of $275,000 based upon, and at an exercise price, equal to the fair market value of our shares of common stock on the date of grant, which option shall vest in equal installments quarterly over two years. Each calendar year the day after election or re-lection, all non-employee directors will receive an annual non-qualified stock option grant to purchase shares of common stock with an equity value of $120,000 based upon, and at an exercise price, equal to the fair market value of our shares of common stock on the date of grant, which options vested in equal installments quarterly over one year. Such stock options are for a term of ten years.

We also reimburse our directors for travel related expenses.

The following table shows the compensation earned by all persons serving as members of our Board of Directors during fiscal year 2018.

	Fees Earned	Stock
	or Paid in	Awards
Name	Cash ($)	($)(1)	Option Awards($)(1)	Total ($)
Robert J. Rudelius	66,252	—	116,152	182,404
Gregory Freitag	—	—	—	—
Karen Zaderej	—	—	—	—
Jamie M. Grooms	58,752	—	116,152	174,904
Mark Gold, M.D.	63,752	—	116,152	179,904
Amy Wendell	48,752	—	116,152	164,904
Guido J. Neels (2)	53,752	—	116,152	169,904
Lisa N. Colleran (3)	11,698	—	39,742	51,440

(1)

The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 as of December 31, 2018. For information regarding assumptions underlying the valuation of equity awards, see Note10 of the Consolidated Financial Statements in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 filed on February 26,  2019.

(2)

Mr. Neels is a managing partner of EW and is EW’s director nominee pursuant to the Stock Purchase Agreement, dated March 26, 2015, between the Company and EW. Cash fees earned by Mr. Neels as a director are paid to Essex, while option grants are retained by Mr. Neels.

(3)	Ms. Colleran served as a director of the Company July 2018 until October 2018.

The following table sets forth the aggregate number of stock awards and the aggregate number of stock options held by each of our non-employee directors at December 31, 2018.

	Aggregate Number	Aggregate Number of Stock
Name	of Stock Awards (#)	Options (#)
Robert J. Rudelius	—	114,780
Jamie M. Grooms	—	218,642
Mark Gold, M.D.	—	114,395
Guido J. Neels	—	64,780
Amy Wendell	—	53,530
Lisa N. Colleran	—	1,473

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement and, through incorporation by reference, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Submitted by:
The Compensation Committee of the Board of Directors

April 30,  2019

Guido J. Neels (Chairman)

Robert J. Rudelius

Amy Wendell

Dr. Mark Gold

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2019, by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock, each of our directors, each of our executive officers named in the Summary Compensation Table in “Executive Compensation — Summary Compensation Table,” and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”). Except as otherwise noted, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them, and such shares are not subject to any pledge. Shares of common stock underlying options held by a person that are currently exercisable, or exercisable within 60 days of March 31, 2019, are considered outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not considered outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 38,900,875 shares of common stock outstanding on March 31, 2019.

	Number of Shares	Number of Shares
	Beneficially Owned	Underlying Options
	(including shares	Currently Exercisable or
	reflected in the	Exercisable within 60 days	Percent of Shares
Name of Beneficial Owner	third column)(1)	of March 31, 2019(1)	Outstanding (%)
Entities associated with EW Healthcare Partners L.P. (2)	2,739,751	—	7.04
ArrowMark Colorado Holdings LLC	3,067,978	—	7.89
Blackrock, Inc.	2,597,540	—	6.68
Karen Zaderej	884,530	392,306	2.25
Jamie M. Grooms	209,267	190,574	0.54
Mark Gold, M.D. (3)	348,346	3,585	0.90
Guido J. Neels (2)	63,585	63,585	*
Amy Wendell	70,668	52,335	*
Robert J. Rudelius	116,176	81,585	*
Gregory Freitag	418,760	318,500	1.07
Peter Mariani	218,432	208,750	0.56
All directors and executive officers as a group (15 persons) (2)(3)(4)	2,758,651	1,544,062	6.82

*     Less than 1%.

(1)	Does not include shares of common stock underlying Restricted Stock Units or Performance Stock Units subject to vesting 60 days beyond March 31, 2019.
(2)

This information is based solely on a review of a Form 13(G) filed with the SEC on February 13, 2019 by EW, by Essex Woodlands Fund IX-GP, L.P. ("Fund IX-GP"), its General Partner, by Essex Woodlands IX, LLC (“Fund IX, LLC”), its General Partner, by Martin P. Sutter, Managing Director. The shares are held by EW. Fund IX-GP is the general partner of EW. Fund IX, LLC is the general partner of the Fund IX-GP. Fund IX, LLC holds sole voting and dispositive power over the shares held by EW. The managers of the Fund IX, LLC are Martin P. Sutter, R. Scott Barry, Ronald Eastman, Guido J. Neels (also a member of the Company’s Board of Directors), Petri Vainio and Steve Wiggins (collectively, the "Managers"), and may exercise voting and investment control over the shares only by the majority action of the Managers. Each individual Manager, the Fund-IX-GP and Fund IX, LLC disclaim beneficial ownership over the shares except to the extent of his or its respective pecuniary interest therein. The address for these entities is 21 Waterway Avenue, Suite 225, The Woodlands, TX 77380.

(3)

The shares of common stock for Dr. Gold include 197,761 shares held jointly by Dr. Gold and his wife, indirect ownership of 20,000 shares held by Dr. Gold’s spouse and indirect ownership of 122,487 shares held by MJSK, Ltd., a decedent investment trust held by Dr. Gold’s family.

(4)

Includes 69,512, 41,971, 38,974 and 45,588 shares of common stock held by Mark Friedman, Vice President of Regulatory and Quality, Erick DeVinney, Vice President of Clinical and Translational Sciences, Michael Donovan, Vice President, Operations, David Hansen, Vice President of Finance and Treasurer, respectively. Also, includes a number of shares of common stock underlying options equal to 25,687, 77,530, 58,375 and 71,250, for Messrs. Friedman, DeVinney, Donovan and Hansen, respectively, exercisable within 60 days of March 31, 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes, with respect to the Company’s equity compensation plans, the number of shares of the Company’s common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares of common stock, the weighted-average exercise price of these outstanding options, warrants and rights and the number of shares of common stock remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2018.

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights ($)	First Column)
Equity compensation plans approved by security holders	4,999,534	14.11	418,943
Equity compensation plans not approved by security holders	—	—	—
Total	4,999,534	14.11	418,943

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

In accordance with our Audit Committee Charter, our Audit Committee reviews and approves (with the concurrence of a majority of the disinterested members of our Board of Directors) any related-party and affiliated-party transactions. Our Code of Business Conduct and Ethics generally addresses such situations as to conflicts of interest and is the starting basis for disclosure and review. The Code of Business Conduct and Ethics provides that a conflict situation can arise when an employee or officer takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest may also arise when an employee or officer, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company. Loans to, or guarantees of obligations of, employees and officers and their family members by the Company may create conflicts of interest.

In addition, the Code of Business Conduct and Ethics provides that all related person transactions that meet the minimum threshold for disclosure in a proxy statement under the relevant SEC rules must be reported to and approved by the Audit Committee. Company officers and directors are required to bring promptly to the attention of our CFO or General Counsel any transaction or series of transactions that may result in a conflict of interest between that person and the Company. The Company CFO on a continuous basis, and annually, reviews with Company accounting personnel any situations that appear to have a conflict. Following any disclosure or discovery, our CFO or General Counsel will then review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question or the uncovered situation. After this review, the Chairman of the Audit Committee and the CFO or General Counsel determines whether the matter should be brought to the Audit Committee or the full Board of Directors for approval. In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are arm’s length and the overall fairness of the transaction to the Company. If a member of the Audit Committee or the Board of Directors is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction. The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

Related Person Transactions

Until her hire in October 2018, Isabelle Billet, Chief Strategy and Business Development, served as a consultant to Axogen through IBHC Advisors LLC. There were no other transactions, nor are there currently any other proposed transactions, which in accordance with SEC rules would require disclosure.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees

Deloitte & Touche LLP provided audit services to us and has served as our independent registered public accounting since March 2018. Lurie served as our independent registered public accounting firm from January 1, 2018 until March 9, 2018. The fee table below reports fees billed or to be billed to us for professional services provided to us during 2018 and 2017 by Deloitte & Touche LLP and Lurie LLP, respectively. Our Audit Committee has approved, pursuant to its pre–approval policies described below, all of the services listed below.

	Deloitte & Touche LLP		Lurie LLP
	2018		2018		2017
Audit Fees		$610,500		$18,375	$224,200(1)
Audit–Related Fees	$		$		—
Tax Fees	$			$33,300	$29,800(2)
All Other Fees			$		—
Total Fees		$610,500		$51,675	$254,000

(1)

Lurie LLP received these fees for the audit of our annual financial statements and internal controls, reviews of our financial statements included in our quarterly reports on Form 10‑Q and other services related to registration statements on Form S‑3 2017, a public offering of Company common stock in November 2017 and certain current reports on Form 8‑K for the fiscal years ended December 31, 2018 and 2017.

(2)	Tax fees include services for filing for tax incentives from government agencies, assistance for tax audits from taxing authorities, tax compliance and planning.

Our Audit Committee reviews and pre-approves the performance of all audit and non-audit accounting services to be performed by our independent registered accounting firm, other than with respect to de minimis exceptions permitted under applicable rules and regulations. All audit and audit-related services provided by Deloitte & Touche LLP and Lurie LLP during 2018 and 2017 were pre-approved by our Audit Committee, which concluded that the provision of such services by Lurie LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Information Regarding Independent Registered Public Accounting Firm

Lurie LLP served as the Company’s independent registered public accounting firm and shareholders ratified their appointment each year of service. However, in 2018, the Company decided to conduct a request for proposal (“RFP”) for the audit of the Company’s financial statements and internal control over financial reporting for the year ended December 31, 2018 to evaluate the services of larger firms compared to Lurie LLP. Multiple auditing firms participated in the RFP process. After review of the final RFP candidates and Lurie LLP, based on the proposal of Deloitte & Touche LLP, and determining that the current size and expected growth of the Company can benefit from an auditing firm with a national and international presence, the Committee decided that Deloitte & Touche LLP was the appropriate audit firm for the Company moving forward.

On March 9, 2018, the Audit Committee took the required actions to dismiss Lurie LLP as the Company’s independent registered public accounting firm and provided Lurie with notice of such dismissal. Subsequent to such dismissal the Company engaged Deloitte & Touche LLP.

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

(3)	The following exhibits are included in this annual report on Form 10-K or incorporated by reference in the Form 10 - K:

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Axogen, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019).

3.2	Axogen, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019).

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

Exhibit Number	Description
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

10.13.1

Fourth Amendment to License and Services Agreement, dated as of February 22, 2019, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019).

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

Exhibit Number	Description
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

Exhibit Number	Description
**10.46

Form of Non-Qualified Stock Option Inducement Award Agreement to be granted by Axogen, Inc. to Eric Sandberg on January 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

**10.47

Form of Performance Stock Unit Award Agreement pursuant to the Axogen, Inc. 2010 Stock Incentive Plan, as amended and restated as of April 5, 2017 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019).

23.1	Consent of Lurie, LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019).

23.2	Consent of Deloitte & Touche, LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019).

++24.1	Power of Attorney.

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

+++32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document.

+101.SCH	XBRL Taxonomy Extension Schema Document.

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	XBRL Extension Labels Linkbase.

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

AXOGEN, INC

/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer and President April 30, 2019

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karen Zaderej (with full power to act alone), as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K/A of Axogen, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Karen Zaderej	April 30, 2019
Karen Zaderej, Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Peter Mariani	April 30, 2019
Peter Mariani, CFO
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Gregory G. Freitag	April 30, 2019
Gregory G. Freitag, General Counsel and Director

/s/ Jamie M. Grooms	April 30, 2019
Jamie M. Grooms
Director

/s/ Robert J. Rudelius	April 30, 2019
Robert J. Rudelius
Director

/s/ Dr. Mark Gold	April 30, 2019
Mark Gold, M.D.
Director

/s/ Guido J. Neels	April 30, 2019
Guido J. Neels
Director

/s/ Amy Wendell	April 30, 2019
Amy Wendell
Director