Form 10-Q
period 2019-03-31
Axogen, Inc.
filed 2019-05-08
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AXGN	The Nasdaq Stock Market

As of May 7, 2019, the registrant had 39,150,093 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company”, “Axogen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will", “goals”, variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding assessment of our internal controls over financial reporting, our growth, our 2019 guidance, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, and our visibility at and sponsorship of conferences and educational events. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied  in such forward-looking statements. Forward-looking statements contained in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A of our Annual Filing on Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

Axogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$23,522	$24,294
Restricted cash	6,000	6,000
Investments	84,323	92,311
Accounts receivable, net of allowance for doubtful accounts of $1,133 and $1,117, respectively	15,193	15,321
Inventory	13,120	11,982
Prepaid expenses and other	3,471	1,045
Total current assets	145,629	150,953
Property and equipment, net	9,158	8,039
Operating lease right-of-use assets	4,437	—
Finance lease right-of-use assets	104	—
Intangible assets	1,164	1,181
Total assets	$160,492	$160,173

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	15,107	12,998
Current maturities of long term obligations	1,361	28
Contract liabilities, current	24	18
Total current liabilities	16,492	13,044

Long Term Obligations, net of current maturities	3,223	35
Other long-term liabilities	—	70
Contract liabilities	34	42
Total liabilities	19,749	13,191

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,128,843 and 38,900,875 shares issued and outstanding	391	389
Additional paid-in capital	300,582	297,319
Accumulated deficit	(160,230)	(150,726)
Total shareholders’ equity	140,743	146,982
Total liabilities and shareholders’ equity	$160,492	$160,173

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues	$23,285	$17,260
Cost of goods sold	3,714	2,712
Gross profit	19,571	14,548
Costs and expenses:
Sales and marketing	16,434	12,469
Research and development	4,139	2,058
General and administrative	9,201	5,012
Total costs and expenses	29,774	19,539
Loss from operations	(10,203)	(4,991)
Other income (expense):
Investment income	716	—
Interest expense	(14)	(586)
Interest expense — deferred financing costs	—	(61)
Other expense	(3)	(1)
Total other income (expense), net	699	(648)
Net Loss	$(9,504)	$(5,639)
Weighted average common shares outstanding — basic and diluted	38,933,984	34,521,122
Loss per common share — basic and diluted	$(0.24)	$(0.16)

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,504)	$(5,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	211	180
Amortization of right-of-use assets	437	—
Amortization of intangible assets	26	20
Amortization of deferred financing costs	—	61
Provision for bad debt	16	57
Inventory writedown	444	354
Changes in investment gains and losses	(294)	—
Share-based compensation	2,315	1,729
Change in operating assets and liabilities:
Accounts receivable	112	(759)
Inventory	(1,582)	(1,091)
Prepaid expenses and other	(1,783)	(502)
Accounts payable and accrued expenses	1,161	(241)
Operating lease obligations	(423)	—
Cash paid for interest portion of finance leases	(1)	—
Contract and other liabilities	(2)	(13)
Net cash used in operating activities	(8,867)	(5,844)

Cash flows from investing activities:
Purchase of property and equipment	(478)	(360)
Proceeds from sale of investments	57,171	—
Purchase of investments	(48,914)	—
Acquisition of intangible assets	(9)	(141)
Net cash provided by / (used for) investing activities	7,770	(501)

Cash flows from financing activities:
Borrowing on revolving loan	—	16,146
Payments on revolving loan and prepayment penalties	—	(16,163)
Repayments of long-term debt and prepayment penalties	—	(3)
Cash paid for debt portion of finance leases	(7)	—
Proceeds from exercise of stock options	332	419
Net cash provided by financing activities	325	399
Net decrease in cash, cash equivalents, and restricted cash	(772)	(5,947)
Cash, cash equivalents, and restricted cash, beginning of period	30,294	36,507
Cash, cash equivalents and restricted cash, end of period	$29,522	$30,560

Supplemental disclosures of cash flow activity:
Cash paid for interest	$14	$577
Supplemental disclosure of non-cash investing and financing activities:
Payments of fixed assets in accounts payable and accrued expenses	$946	$—
Proceeds from stock option exercise in Other Receivables	$618	$—

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Changes in Shareholders Equity

(unaudited)

(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2017	$344	$153,167	$(128,329)	$25,182

Net Loss	—	—	(5,639)	(5,639)
Stock-based compensation	—	1,729	—	1,729
Exercise of stock options	3	416	—	419

Balance at March 31, 2018	$347	$155,312	$(133,968)	$21,691

Balance at December 31, 2018	389	297,319	(150,726)	146,982
Net Loss	—	—	(9,504)	(9,504)
Stock-based compensation	—	2,315	—	2,315
Exercise of stock options	2	948	—	950

Balance at March 31, 2019	$391	$300,582	$(160,230)	$140,743

Axogen, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(In Thousands, Except Per Share Amounts)

Unless the context otherwise requires, all references in these Notes to “Axogen,” “the Company,” “we,” “us” and “our” refer to Axogen, Inc. and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation,  and Axogen Europe GmbH.

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018.  The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

The 2018 provision for inventory write-downs of $354 has been reclassified and separately presented within the operating section of the statement of cash flows to conform to the 2019 presentation.

2.Summary of Significant Accounting Policies

Leases

We adopted ASU No. 2016-02—Leases (Topic 842), as of January 1, 2019, (the “Application Date”) using the modified retrospective approach. We will continue to report financial information for fiscal years prior to 2019 under the previous lease accounting standards. The modified retrospective approach provides a method for recording on the balance sheet as of January 1, 2019, leases that have commenced on or before the Application Date.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. We also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets, apart from equipment. We did not elect the practical expedient to use hindsight to determine the lease term for leases at January 1, 2019.

We made an accounting policy election to not recognize right-to-use assets and lease liabilities that arise from short term leases, which are defined as leases with a lease term of 12 months or less at the lease commencement date.

Adoption of the new standard resulted in the recording of right-to-use assets and lease liabilities of approximately $3,786 and $3,823, respectively, and the derecognition of capital lease assets, capital lease liabilities, and operating lease deferred rent of $96,  $63, and $70, respectively, as of January 1, 2019 with zero cumulative-effect adjustment to retained earnings. The new Leases standard did not materially impact our consolidated net earnings and had no impact on cash flows.

Share Based Payment Arrangements

On January 1, 2019, we adopted ASU No. 2018-07, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  As result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.   This standard did not have a material impact on our consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers, utilizing the modified retrospective method applied to contracts that were not completed.

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

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in the cost of sales.

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

In connection with our AcroVal® Neurosensory and Motor Testing System, the Company sells extended warranty and service packages to some of its customers who purchase this  evaluation and measurement tool, and the prepayment of these extended warranties represent contract liabilities until the performance obligations are satisfied ratably over the term of the contract. The sale of the aforementioned extended warranty represents the only performance obligation the Company satisfies over time and creates the contract liability disclosed below.  The opening and closing balances of the Company’s contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2019	$15,321	18	42
Closing, March 31, 2019	15,193	24	34
Increase (decrease)	(128)	6	(8)

Loss Per Share of Common Stock

Basic and diluted net loss per share is computed in accordance with FASB ASC No. 260, Earnings Per Share, by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, options and awards of 2,766,909 and 3,671,054 which were outstanding as of March 31, 2019 and 2018, respectively, were not included in the computation of diluted EPS because they are anti-dilutive.

3.Recently Issued Standards to be Adopted

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820, “Fair Value Measurement” by adding, eliminating, and modifying certain disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and requires application of the prospective method of transition. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, Guidance on Cloud Computing Arrangements.  ASU 2018-15 provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract and aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software.  Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized.  This update is effective for annual and interim reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted.  We are currently evaluating the impact this standard will have on our consolidated financial statements.

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, AxoGuard® Nerve Connector, AxoGuard Nerve Protector, Avive® Soft Tissue Membrane, AcroVal Neurosensory and Motor Testing System, AxoTouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	December 31,
	2019	2018

Finished goods	$10,001	$9,194
Work in process	387	454
Raw materials	2,732	2,334
Inventories	$13,120	$11,982

For the three months ended March  31, 2019 and 2018, the Company had inventory write-downs of $444 and $354 respectively.

5. Fair Value of Investments

The Company has elected the Fair Value Option for all investments in debt securities.  Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for classification and disclosure of fair value measurements as follows:

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2019:

	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Assets:
Money market funds	$16,600	$—	$—	$16,600
U.S. government securities	13,937	—	—	13,937
Corporate bonds	—	22,266	—	22,266
Commercial paper	—	28,185	—	28,185
Asset-backed securities	—	19,935	—	19,935
Total assets	$30,537	$70,386	$—	$100,923

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Assets:
Money market funds	$12,947	$—	$—	$12,947
U.S. government securities	15,923	—	—	15,923
Corporate bonds	—	31,495	—	31,495
Commercial paper	—	27,869	—	27,869
Asset-backed securities	—	17,025	—	17,025
Total assets	$28,870	$76,389	$—	$105,259

There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three months ended March 31, 2019.  The maturity date of the Company’s investments is less than one year.

6.Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2019	2018

Furniture and equipment	$1,804	$1,763
Leasehold improvements	1,151	1,151
Processing equipment	2,495	2,349
Land	731	731
Projects in process	6,019	4,906
Property and equipment, at cost	12,200	10,900
Less: accumulated depreciation and amortization	(3,042)	(2,861)
Property and equipment, net	$9,158	$8,039

Depreciation expense for the three months ended March 31, 2019 and 2018 was $211 and $180, respectively.

7.Intangible Assets

The Company’s intangible assets consist of the following:

	March 31,	December 31,
	2019	2018

License agreements	$1,040	$1,034
Less: accumulated amortization	(577)	(553)
License agreements, net	$463	$481

Patents	758	755
Less: accumulated amortization	(57)	(55)
Patents, net	$701	$700
Intangible assets, net	$1,164	$1,181

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods up to 20 years. Amortization expense was approximately $26 and $20 for the three months ended March  31, 2019 and 2018, respectively. As of March 31, 2019, future amortization of license agreements and patents is $77 for remainder of 2019, $103 for 2020 through 2022,  $73 for 2023, and $98 thereafter.

License Agreements

The Company has entered into multiple license agreements (together, the “License Agreements”) with the University of Florida Research Foundation and the University of Texas at Austin. Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days’ prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

•

Axogen pays royalty fees ranging from 1% to 3% under the License Agreements based on net sales of licensed products. One of the agreements also contains a minimum royalty of $12.5 per quarter, which may include a credit in future quarters in the same calendar year for the amount the minimum royalty exceeds the royalty fees. Also, when Axogen pays royalties to more than one licensor for sales of the same product, a royalty stack cap applies, capping total royalties at 3.75%;

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

•

Currently, under the University of Texas at Austin’s agreement, Axogen would owe a milestone fee of $15 upon receiving a Phase II Small Business Innovation Research or Phase II Small Business Technology Transfer grant involving the licensed technology. The Company has not received either grant and does not owe such a milestone fee.  A milestone fee to the University of Florida Research Foundation of $125 is due if Axogen receives FDA approval of its Avance Nerve Graft, a milestone fee of $25 is due upon the first commercial use of certain licensed technology to provide services to manufacture products for third parties and a milestone fee of $10 is due upon the first use to manufacture products that utilize certain technology that is not currently incorporated into Axogen products.

Royalty fees were approximately $449  and $355 during the three months ended March  31, 2019 and 2018, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

8.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018

Accounts payable	$7,401	$4,517
Accrued expenses	2,453	2,004
Accrued compensation	5,253	6,477
Accounts Payable and Accrued Expenses	$15,107	$12,998

9.Long Term Obligations

Long Term Obligations consist of the following:

	March 31,	December 31,
	2019	2018

Term Loan Agreement	$—	$—
Revolving Loan Agreement	—	—
Capital Lease Obligations	—	63
Operating & Finance Lease Obligations	4,584	—
Total	4,584	63
Less current maturities of long-term obligations	(1,361)	(28)
Long-term portion	$3,223	$35

On October 25, 2016, the Company entered into Term Loan and a Revolving Loan with MidCap Financial Trust (“MidCap”) maturing on May 1, 2021. Interest on the Term Loan was payable monthly at 8.0% per annum plus the greater of LIBOR or 0.5%. Interest on the Revolving Loan was payable monthly at 4.5% per annum plus the greater of LIBOR or 0.5% on outstanding advances.

The Company had the option at any time to prepay the Term Loan in whole or in part, subject to payment of a prepayment fee and an exit fee.  On May 22, 2018, the Company exercised its option and paid $22,500 to prepay the Term Loan in full, which included exit and pre-payment fees totaling $1,500.

The Company also had the option to terminate or permanently reduced the Revolving Loan prior to the maturity date subject to its payment of a deferred origination fee. On May 22, 2018, the Company exercised its option to terminate and paid $3,000 to prepay the Revolving Loan in full, which amount included pre-payment fees of $236.

10.Stock Incentive Plan

The Company maintains the Axogen 2010 Stock Incentive Plan, as amended and restated (the “Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  At the 2017 Annual Meeting of Shareholders held on May 24, 2017, the Axogen Plan was amended to increase the number of shares of common stock authorized for issuance under the Axogen Plan to 7,700,000 shares.  As of March 31, 2019, 486,721 shares of common stock were available for issuance under the Axogen Plan.

At the 2017 Annual Meeting of Shareholders, the shareholders approved the adoption of the Axogen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows for eligible employees to acquire shares of our common stock through payroll deductions at a discount from market value.  The 2017 ESPP authorized a total of 600,000 shares of our common stock to be provided under the plan.  As of March 31, 2019, 533,684 shares of common stock were available for issuance under the 2017 ESPP.

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

The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, of approximately $2,315 and $1,729 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Three months ended March 31,	2019	2018

Expected term (in years)	5.76	6.22
Expected volatility	53.61%	49.65%
Risk free rate	2.59%	2.39%
Expected dividends	—%	—%

The Company granted stock-based awards for 161,725 shares of its common stock pursuant to the Axogen Plan during the three months ended March  31, 2019.  The weighted average fair value of the awards granted at market during the three months ended March  31, 2019 and 2018 was $12.45 and $14.09 per award, respectively.

At March  31, 2019, the total future stock compensation expense related to non-vested awards is expected to be approximately $25,400.

11. Income Taxes

The Company has not recorded current income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more-likely-than-not that a deferred tax asset will not be realized. A full valuation allowance has been established on the deferred tax asset as it is more-likely-than-not that a future tax benefit will not be realized. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2015 through 2018.

12.  Commitments and Contingencies

Leases

We lease office space, medical lab and research space, a distribution center, a tissue processing center and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our leases include options for the Company to extend the lease term. None of the options were reasonably certain of exercise and therefore are not included in the measure of our lease obligations and right-to-use assets.

Certain of our lease agreements include provisions for the Company to reimburse the Lessor for common area maintenance, real estate taxes, and insurance, which the Company accounts for as variable lease costs. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of total lease expense for the three months ended March 31, 2019 were as follows:

Amount
Finance lease costs
Amortization of right-to-use assets	$5
Interest on lease liabilities	0
Operating lease costs	489
Short term lease costs	12
Variable lease costs	1
Total lease cost	$507

The short-term lease cost shown above reasonably reflects the Company’s ongoing short-term lease commitment.

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

Amount
Operating Leases
Operating lease right-of-use assets	$4,437
Current maturities of long-term obligations	$1,337
Long term obligations	$3,178
Finance Leases
Finance lease right-of-use assets	$104
Current maturities of long-term obligations	$24
Long term obligations	$45

Other information related to leases was as follows:

Amount
Cash paid for amounts included in the measurement of operating lease liabilities	$477
Right-to-use assets obtained in exchange for new finance lease liabilities	$15
Weighted-average remaining lease term - finance leases	3.22 Yrs
Weighted-average remaining lease term - operating leases	2.53 Yrs
Weighted-average discount rate - finance leases	6.88%
Weighted-average discount rate - operating leases	6.29%

The weighted-average discount rate for the majority of the Company’s leases is based on the Company’s estimated incremental borrowing rate since the rates implicit in the leases were not determinable. The Company’s incremental borrowing rate is based on Management’s estimate of the rate of interest the Company would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments.

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating	Finance
	Leases	Leases
Year ended December 31, 2019
2019 (excluding three months ended March 31, 2019)	$1,474	$24
2020	2,664	20
2021	4,007	18
2022	2,573	10
2023	2,581	4
2024	2,644	1
Thereafter	27,251	—
Total Future Minimum Lease Payments	$43,194	$77
Less future payments for leases that have not yet commenced	(38,314)	—
Less imputed interest on commenced leases	(365)	(8)
Total Lease Liability	$4,515	$69

The lease for office space in Tampa, Florida with Heights Union, LLC, a Florida limited liability company, has not commenced and is therefore not included in the measurement of right-to-use assets and lease liabilities.

As previously disclosed in our 2018 Annual Report on Form 10-K, which followed the lease accounting guidance prior to our adoption of ASC 842, future commitments relating to noncancelable operating and capital leases as of December 31, 2018 were as follows:

Year Ending December 31,	Operating	Capital
2019	1,866	28
2020	2,540	13
2021	3,970	15
2022	2,518	7
2023	2,574	—
Thereafter	30,111	—
Total	$43,579	$63

Rent expense for the three months ended March 31, 2018 was $115.

Service Agreements

On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement initially had a five-year term ending August 31, 2020. On February 22, 2019, the agreement was amended to extend the term through December 31, 2021. The amendment also gives the Company the right to terminate the agreement on or after March 1, 2021 with six-months advance notice. Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases”.  The Company also pays CTS for services in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended March 31, 2019 and 2018,  the Company paid fees to CTS of approximately $488 and $419, respectively, which are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

In August 2008, the Company entered into an agreement with Cook Biotech to distribute the AxoGuard products worldwide in the field of peripheral nerve repair, and the parties subsequently amended the agreement on February 26, 2018. Pursuant to the February 2018 amendment, the agreement expires on September 30, 2027. The Cook Biotech agreement requires certain minimum purchases, although, through mutual agreement, the parties have not established such minimums; and, to date, have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard products. Under the agreement, Axogen provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services.  The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft.

Certain executive officers of the Company are parties to employment contracts.  Such contracts have severance payments for certain conditions including change of control.

Concentrations

Vendor

Substantially all of Axogen’s revenue is currently derived from four products, Avance Nerve Graft, AxoGuard Nerve Protector, AxoGuard Nerve Connector and Avive Soft Tissue Membrane.  Axogen has an exclusive distribution agreement with Cook Biotech for the purchase of AxoGuard which expires September 30, 2027.  The agreement with Cook Biotech requires certain minimum purchases by Axogen, although, through mutual agreement, the parties have not established such minimums and to date have not enforced such provision, and establishes a formula for the transfer cost of the AxoGuard products.

The agreement allows for termination provisions for both parties.  Although there are products that Axogen believes it could develop or obtain that would replace the AxoGuard products, the loss of the ability to sell the AxoGuard products could have a material adverse effect on Axogen’s business until other replacement products would be available.

Processor

Axogen is highly dependent on the continued availability of its processing facilities at CTS in Dayton Ohio and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.  In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to Axogen’s business reputation and financial results. In the event of disruption, Axogen believes it can find and make operational a new leased facility in less than six months, but the regulatory process for approval of facilities is time-consuming and unpredictable. Axogen’s ability to rebuild or find acceptable lease facilities could take a considerable amount of time and expense and could cause a significant disruption in service to its customers. Although Axogen has business interruption insurance, which would cover certain costs, it may not cover all costs nor help to regain Axogen’s standing in the market.

In July 2018, Axogen purchased a facility (the “APC”) in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft and Avive Soft Tissue Membrane are currently processed.  The APC is comprised of a 70,000 square foot building on approximately 8.6 acres of land.  It is expected that renovations to the APC will be completed by the third quarter of 2020 so that the APC can be included in the Company’s BLA for the Avance Nerve Graft.  The capacity of the APC once operational, along with the ability for expansion, is expected to provide processing capabilities that will meet the Company’s intended sales growth objectives.

Litigation

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint, which will not occur until thirty days after the court appoints a lead plaintiff and lead counsel. On April 30, 2019, the Court granted Police and Fire Retirement System of the City of Detroit (“Detroit”)’s Motion for Appointment as Lead Counsel and approved of its Lead Counsel Saxena White P.A. and Grant & Eisenhofer P.A., and set the following schedule: on or before May 30, 2019, Detroit must file a consolidated amended complaint; on or before July 1, 2019, Defendants must file an answer or move to dismiss the consolidated amended complaint; on or before July 29, 2019, the parties shall meet and confer and prepare to file a Case Management Report, which must be filed by August 12, 2019; and, on or before 30 days after either the filing of an answer or the Court’s ruling on a motion to dismiss, Detroit must file a motion for class certification and Defendants must file an opposition 30 days later.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper.    The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the Complaint.

On February 4, 2019, a complaint in Jerry Espinoza, Jr., et al. v. Megan M. Hess, et al. (2019-cv-30016) was filed in the District Court, Montrose County, Colorado. Plaintiffs, who are relatives of decedents, allege that Axogen purchased specimens from a vendor who failed to obtain consent before procuring the specimen from four decedents. Against Axogen, Plaintiffs allege claims of: (1) outrageous conduct; (2) unjust enrichment; (3) negligence; (4) negligence per se; (5) aiding and abetting; (6) civil conspiracy; and (7) violation of the Colorado Organized Crime Control Act. Plaintiffs seek compensatory damages for emotional distress and anxiety. Axogen was served with the complaint on February 13, 2019. The Company disputes the allegations and intends to vigorously defend against the Complaint.

13.  Retirement Plan

Axogen 401(k) Plan

The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  Employer contributions to the 401(k) Plan for the three months ending March 31, 2019 and 2018 were approximately $217 and $139, respectively.

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

Axogen’s platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and Avive Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed.  Along with these core surgical products, we also offer the Axotouch Two-Point Discriminator and Acroval Neurosensory and Motor Testing System.  These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on peripheral nerve function. Our portfolio of products is available in the United States, Canada, the United Kingdom and several European and other international countries.

Revenue from the distribution of Axogen’s nerve repair products, the Avance Nerve Graft, AxoGuard Nerve Connector, AxoGuard Nerve Protector and Avive Soft Tissue Membrane, in the United States is the main contributor to Axogen’s total reported sales and has been the key component of our growth to date. Axogen revenues increased in the first three months of 2019 compared to the same period of 2018 primarily as a result of continuing revenue growth through product penetration in, and increases of the number of, active accounts, and to a lesser extent, the development and growth of new accounts.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and have ordered Axogen products at least six times in the last 12 months.  The number of active accounts at the end of the first quarter of 2019  was approximately 731 representing an increase of 21% compared to 604 at the end of the first quarter of 2018.

As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.    Axogen has continued to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term. In 2019, the Company continued to invest in the development of our commercial team, infrastructure capabilities, clinical studies, product development and research, as well as surgeon education.  As a result, the growth in these expenses outpaced our revenue growth.

There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K except for the adoption of the new standard related to Leases, as described in Note 2.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019		2018
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$23,285	100.0%	$17,260	100.0%
Cost of goods sold	3,714	16.0	2,712	15.7
Goss Profit	19,571	84.0	14,548	84.3
Cost and expenses
Sales and marketing	16,434	70.6	12,469	72.2
Research and development	4,139	17.8	2,058	11.9
General and administrative	9,201	39.5	5,012	29.0
Total costs and expenses	29,774	127.9	19,539	113.2
Loss from operations	(10,203)	(43.8)	(4,991)	(28.9)
Other income (expense):
Investment income	716	3.1	—	-
Interest expense	(14)	-	(586)	(3.4)
Interest expense - deferred financing costs	—	-	(61)	-
Other expense	(3)	-	(1)	-
Total other income (expense)	699	3.0	(648)	(3.7)
Net Loss	$(9,504)	(40.8)%	$(5,639)	(32.7)%

Revenues

Revenues for the three months ended March 31, 2019 increased 34.9% to $23,285 as compared to $17,260 for the three months ended March 31, 2018.  This increase was primarily a result of continuing growth in active accounts from improved penetration within these active accounts, as well as an increase in the number of active accounts.

Gross Profit

Gross profit for the three months ended March 31, 2019 increased 34.5% to $19,571 as compared to $14,548 for the three months ended March 31, 2018.  This increase was primarily attributable to the increased revenues. Gross margin decreased slightly to 84.0% for the three months ended March 31, 2019, as compared to 84.3% for the same period in 2018.

Costs and Expenses

Total costs and expenses increased 52.4% to $29,774 for the three months ended March 31, 2019, as compared to $19,539 for the three months ended March 31, 2018, primarily due to increased sales activity, costs associated with increases in personnel to support our growth, increases in research and development, which includes product development and clinical trial costs, and increased general expenses associated with our continuing organizational growth.  As a percentage of total revenues, total cost and expenses increased to 127.9% for the three months ended March 31, 2019, as compared to 113.2% for the three months ended March 31, 2018,  primarily as a result of the increase in total costs outpacing the increase in total revenues as we have continued to invest in the expansion of our commercial team, research and development activities, and infrastructure.  Total costs and expenses for the three months ended March 31, 2019 include $1,185 related to the Company’s activity in connection with the two lawsuits described in Legal Proceedings.

Sales and marketing expenses increased 31.8% to $16,434 for the three months ended March 31, 2019, as compared to $12,469 for the three months ended March 31, 2018.  This increase was primarily due to increased compensation expenses related to our direct sales force as a result of continued hiring of additional personnel, increased commissions as a result of increased revenue and distribution, and market development activities.    As a percentage of total revenues, sales and marketing expenses decreased to 70.6% for the three months ended March 31, 2019 as compared to 72.2% for the three months ended March 31, 2018.

General and administrative expenses increased 83.6% to $9,201 for the three months ended March 31, 2019 as compared to $5,012 for the three months ended March 31, 2018, primarily as the result of increased professional fees related to the shareholder lawsuits, compensation, and increased general expenses related to our continuing efforts to expand our resources to support our growth.  As a percentage of total revenues, general and administrative expenses were 39.5% for the three months ended March 31, 2019 as compared to 29.0% for the three months ended March 31, 2018.

Research and development expenses increased 101.1% to $4,139 for the three months ended March 31, 2019 as compared to $2,058 for the three months ended March 31, 2018.  Research and development costs include our product and application development and clinical efforts substantially focused on our BLA for the Avance Nerve Graft,  investigator-initiated studies and development of new products and product applications.  The increase in expenses for the first quarter of 2019 related to expenditures to support our clinical activities and increased compensation from the hiring of additional personnel to support both clinical and new product development efforts, as well as cost associated with the development of our new biologics processing center in Vandalia, Ohio.  Although our products are developed for distribution in their current use, we continue to conduct development efforts focused on new products and new product applications.  From time to time, we pursue research grants to support research and early product development.  As a percentage of total revenues, research and development expenses for the three months ended March 31, 2019 were 17.7% as compared to 11.9% for the three months ended March 31, 2018, as we continued to invest in growing our product development team and clinical studies.

Other Income and Expenses

For the three months ended March 31, 2019, we recognized $716 of investment income from our asset management and cash investment sweep accounts that were opened during the second quarter of 2018.  As a result of the prepayment in full of the Term Loan and Revolving Loan with MidCap during the second quarter of 2018, interest expense and deferred financing costs were eliminated for the three months ended March 31, 2019 as compared to $586 and $61, respectively, for the three months ended March 31, 2018.

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended March 31, 2019 and 2018, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during the three-months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Cash Flow Information

As of March 31, 2019, the Company had cash,  cash equivalents, and restricted cash of $29,522, a decrease of $772 from $30,294 at December 31, 2018, primarily as a result of funds used in operating activities of $8,867 and purchases of property and equipment of $478,  offset by net sales of investment assets of $8,257. Cash disbursements in the first three months included $3,800 for the 2018 all-employee performance bonus, 2018 annual sales awards, and related costs.

The Company had working capital of $129,100 and a current ratio of 8.83 at March 31, 2019, compared to working capital of $137,900 and a current ratio of 11.57 at December 31, 2018. The decrease in working capital and the current ratio at March 31, 2019, as compared to December 31, 2018, was primarily due to the use of working capital to fund operations including the payment of the 2018 performance bonus, 2018 annual sales awards and related costs.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

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

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the three months ended March 31, 2019 used $8,867 of cash as compared to using $5,844 of cash for operating activities for the three months ended March 31, 2018. This increase in cash used for operating activities of approximately $3,023 was primarily attributable to higher net losses in 2019 after adjusting for higher non-cash expenses, including stock-based compensation and depreciation, as compared to 2018.

Cash provided by investing activities

Investing activities for the three months ended March 31, 2019 provided  $7,770 of cash as compared to using $501 of cash for the three months ended March 31, 2018. This increase in cash provided by investing activities was principally attributable to the redemption of short-term investments, partially offset by ongoing investment in the renovation of the APC in Vandalia Ohio.

Cash provided by financing activities

Financing activities for the three months ended March 31, 2019 provided $325 of cash as compared to providing $399 of cash for the three months ended March 31, 2018.  The decrease in cash provided by financing activities was primarily the result of the net proceeds from the exercise of stock options.  Proceeds from the exercise of stock options provided $332 and $419 of cash for the three months ended March 31, 2019 and 2018, respectively.

Credit Facilities

On October 25, 2016, the Company entered into Term Loan and a  Revolving Loan with MidCap Financial Trust (“MidCap”) maturing on May 1, 2021.

The Company had the option at any time to prepay the Term Loan in whole or in part, subject to payment of a prepayment fee and an exit fee.  On May 22, 2018, the Company exercised its option and paid $22,500 to prepay the Term Loan in full, which included exit and pre-payment fees totaling $1,500.  In addition, on May 22, 2018, the Company charged to interest expense the unamortized deferred financing costs associated with the Term Loan of $473.

The Company also had the option to terminate or permanently reduced the Revolving Loan prior to the maturity date subject to its payment of a deferred origination fee. On May 22, 2018, the Company exercised its option to terminate and paid $3,000 to prepay the Revolving Loan in full, which amount included fees of $236.

Material Commitments

The Company had no material commitments for capital expenditures at March 31, 2019.

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

We are subject to market risk from exposure to changes in interest rates based upon our investing and cash management activities. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents.  We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that interest rates will not significantly change in the future.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March  31, 2019 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

We implemented ASU 2016-02 as of January 1, 2019. As a result, we made the following significant modifications to Internal Control over Financial Reporting, including changes to accounting policies and procedures and documentation practices:

•	Updated our policies and procedures related to accounting for lease assets and liabilities and related income and expense.
•	Modified our contract review controls.
•	Added controls for reevaluating our significant assumptions and judgments on a quarterly basis.
•	Added controls to address required disclosures regarding leases, including our significant assumptions and judgments used in applying ASC 842.

Other than the items described above, there were no changes in ICFR during the quarter ended March 31, 2019 that materially affected ICFR or are likely to materially affect it.

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

Except as provided below, Axogen and its subsidiaries are not a party to any material litigation as of March 31, 2019:

1.On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint, which will not occur until thirty days after the court appoints a lead plaintiff and lead counsel. On April 30, 2019, the Court granted Police and Fire Retirement System of the City of Detroit (“Detroit”)’s Motion for Appointment as Lead Counsel and approved of its Lead Counsel Saxena White P.A. and Grant & Eisenhofer P.A., and set the following schedule: on or before May 30, 2019, Detroit must file a consolidated amended complaint; on or before July 1, 2019, Defendants must file an answer or move to dismiss the consolidated amended complaint; on or before July 29, 2019, the parties shall meet and confer and prepare to file a Case Management Report, which must be filed by August 12, 2019; and, on or before 30 days after either the filing of an answer or the Court’s ruling on a motion to dismiss, Detroit must file a motion for class certification and Defendants must file an opposition 30 days later.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper.    The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the Complaint.

2.On February 4, 2019, a complaint in Jerry Espinoza, Jr., et al. v. Megan M. Hess, et al. (2019-cv-30016) was filed in the District Court, Montrose County, Colorado. Plaintiffs, who are relatives of decedents, allege that Axogen purchased specimens from a vendor who failed to obtain consent before procuring the specimen from four decedents. Against Axogen, Plaintiffs allege claims of: (1) outrageous conduct; (2) unjust enrichment; (3) negligence; (4) negligence per se; (5) aiding and abetting; (6) civil conspiracy; and (7) violation of the Colorado Organized Crime Control Act. Plaintiffs seek compensatory damages for emotional distress and anxiety. Axogen was served with the complaint on February 13, 2019. The Company disputes the allegations and intends to vigorously defend against the Complaint.

ITEM 1A - RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the SEC, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.  There have been no material changes to these risk factors since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.2	Axogen, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2019).

+10.1	Commercial Lease Amendment 4, dated March 12, 2019, by and between Ja-Cole L.P. and Axogen Corporation.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

EXHIBIT INDEX

Exhibit Number	Description
3.2	Axogen, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2019).

+10.1	Commercial Lease Amendment 4, dated March 12, 2019, by and between Ja-Cole L.P. and Axogen Corporation.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: May 8, 2019	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2019	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)