Form 10-Q
period 2019-06-30
Axogen, Inc.
filed 2019-08-06
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧   NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧  NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ⌧

As of August 6, 2019, the registrant had 39,255,019 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

Axogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,878	$24,294
Restricted cash	6,000	6,000
Investments	78,185	92,311
Accounts receivable, net of allowance for doubtful accounts of $959 and $1,117, respectively	16,285	15,321
Inventory	13,587	11,982
Prepaid expenses and other	2,357	1,045
Total current assets	141,292	150,953
Property and equipment, net	9,757	8,039
Operating lease right-of-use assets	4,051	—
Finance lease right-of-use assets	99	—
Intangible assets	1,404	1,181
Total assets	$156,603	$160,173

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	14,382	12,998
Current maturities of long term obligations	1,832	28
Contract liabilities, current	19	18
Total current liabilities	16,233	13,044

Long Term Obligations, net of current maturities	2,381	35
Other long-term liabilities	—	70
Contract liabilities	29	42
Total liabilities	18,643	13,191

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,252,294 and 38,900,875 shares issued and outstanding	393	389
Additional paid-in capital	304,819	297,319
Accumulated deficit	(167,252)	(150,726)
Total shareholders’ equity	137,960	146,982
Total liabilities and shareholders’ equity	$156,603	$160,173

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues	$26,701	$20,584	$49,986	$37,844
Cost of goods sold	4,244	3,106	7,958	5,818
Gross profit	22,457	17,478	42,028	32,026
Costs and expenses:
Sales and marketing	18,467	14,026	34,901	26,495
Research and development	4,282	2,601	8,421	4,660
General and administrative	7,380	5,669	16,581	10,681
Total costs and expenses	30,129	22,296	59,903	41,836
Loss from operations	(7,672)	(4,818)	(17,875)	(9,810)
Other income (expense):
Investment income	654	156	1,370	157
Interest expense	(11)	(544)	(25)	(1,130)
Interest expense — deferred financing costs	—	(21)	—	(81)
Loss on extinguishment of debt	—	(2,186)	—	(2,186)
Other expense	6	(15)	4	(16)
Total other income (expense), net	649	(2,610)	1,349	(3,256)
Net Loss	$(7,023)	$(7,428)	$(16,526)	$(13,066)
Weighted average common shares outstanding — basic and diluted	39,174,712	36,677,074	39,055,013	35,605,054
Loss per common share — basic and diluted	$(0.18)	$(0.20)	$(0.42)	$(0.37)

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In Thousands)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,526)	$(13,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	439	375
Amortization of right-of-use assets	891	—
Amortization of intangible assets	56	40
Amortization of deferred financing costs	—	81
Loss on extinguishment of debt	—	2,186
Provision for bad debt	(159)	130
Provision for inventory writedown	(95)	582
Changes in investment gains and losses	(602)	—
Share-based compensation	4,989	3,770
Change in operating assets and liabilities:
Accounts receivable	(805)	(1,424)
Inventory	(1,510)	(2,948)
Prepaid expenses and other	(1,312)	(454)
Accounts payable and accrued expenses	816	839
Operating lease obligations	(846)	—
Cash paid for interest portion of finance leases	(2)	—
Contract and other liabilities	(12)	(31)
Net cash used in operating activities	(14,678)	(9,920)

Cash flows from investing activities:
Purchase of property and equipment	(1,685)	(654)
Proceeds from sale of investments	98,871	—
Purchase of investments	(84,142)	—
Cash payments for intangible assets	(280)	(260)
Net cash provided by / (used for) investing activities	12,764	(914)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	132,963
Cash paid for equity offering	—	(257)
Borrowing on revolving loan	—	26,253
Payments on revolving loan and prepayment penalties	—	(30,489)
Repayments of long-term debt and prepayment penalties	—	(22,492)
Cash paid for debt portion of finance leases	(17)	—
Proceeds from exercise of stock options	2,515	1,911
Net cash provided by financing activities	2,498	107,889
Net increase in cash, cash equivalents, and restricted cash	584	97,055
Cash, cash equivalents, and restricted cash, beginning of period	30,294	36,507
Cash, cash equivalents and restricted cash, end of period	$30,878	$133,562

Supplemental disclosures of cash flow activity:
Cash paid for interest	$25	$1,328
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$567	$—
Right-of-use asset and operating lease liability	$26	$—

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Changes in Shareholders Equity

(unaudited)

(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended June 30, 2019
Balance at March 31, 2019	$391	$300,582	$(160,229)	$140,744
Net Loss	—	—	(7,023)	(7,023)
Stock-based compensation	—	2,674	—	2,674
Exercise of stock options	2	1,563	—	1,565
Balance at June 30, 2019	$393	$304,819	$(167,252)	$137,960

Six Months Ended June 30, 2019
Balance at December 31, 2018	$389	$297,319	$(150,726)	$146,982
Net Loss	-	-	(16,526)	(16,526)
Stock-based compensation	-	4,989	-	4,989
Exercise of stock options and employee stock purchase plan	4	2,511	-	2,515
Balance at June 30, 2019	$393	$304,819	$(167,252)	$137,960

Three Months Ended June 30, 2018
Balance at March 31, 2018	$346	$155,313	$(133,968)	$21,692
Net Loss	—	—	(7,428)	(7,428)
Issuance of common stock	35	132,671	—	132,706
Stock-based compensation	—	2,041	—	2,041
Exercise of stock options	2	1,490	—	1,492
Balance at June 30, 2018	$383	$291,515	$(141,395)	$150,503

Six Months Ended June 30, 2018
Balance at December 31, 2017	$343	$153,168	$(128,329)	$25,182
Net Loss	-	-	(13,066)	(13,066)
Issuance of common stock	35	132,671	-	132,706
Stock-based compensation	-	3,770	-	3,770
Exercise of stock options and employee stock purchase plan	5	1,906	-	1,911
Balance at June 30, 2018	$383	$291,515	$(141,395)	$150,503

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2019 and December 31, 2018 and for the three and six-month periods ended June 30, 2019 and 2018. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

The 2018 provision for inventory write-downs of $582 has been reclassified and separately presented within the operating section of the statement of cash flows to conform to the 2019 presentation.

2.	Summary of Significant Accounting Policies

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

Adoption of the new standard resulted in the recording of right-to-use assets and lease liabilities of approximately $3,786 and $3,823, respectively, and the derecognition of capital lease assets, capital lease liabilities, and operating lease deferred rent of $96, $63, and $70, respectively, as of January 1, 2019 with zero cumulative-effect adjustment to retained earnings. The new standard did not materially impact our consolidated net earnings.

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

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers, utilizing the modified retrospective method applied to contracts that were not completed.

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

A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and independent sales agencies, and also from inventory physically held by field sales representatives. For these types of product sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

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

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2018	$11,065	31	68
Closing, June 30, 2018	12,359	27	55
Increase (decrease)	1,294	(4)	(13)

Opening, January 1, 2019	$15,321	18	42
Closing, June 30, 2019	16,285	19	29
Increase (decrease)	964	1	(13)

Loss Per Share of Common Stock

Basic and diluted net loss per share is computed in accordance with FASB ASC No. 260, Earnings Per Share, by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, options and awards of 1,712,834 and 3,099,606 which were outstanding as of June 30, 2019 and 2018, respectively, were not included in the computation of diluted EPS because they are anti-dilutive.

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

Financial Instruments – Credit Losses

In May 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments. ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. This update is effective fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief. ASU 2019-05 provides transition relief for entities adopting ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendment allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that

(1) were previously recorded at amortized costs and (2) are within the scope of ASC 326-20, Financial Instruments – Credit Losses: Measured at Amortized Costs, if the instruments are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. . This update is effective fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

4.Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard Nerve Protector, Avive® Soft Tissue Membrane, AcroVal Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	June 30,	December 31,
	2019	2018

Finished goods	$10,367	$9,194
Work in process	558	454
Raw materials	2,662	2,334
Inventories	$13,587	$11,982

For the six months ended June 30, 2019 and 2018, the Company had adjustments to the provision for inventory write downs of ($95) and $582 respectively.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2019:

	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2019
Assets:
Money market funds	$13,421	$—	$—	$13,421
U.S. government securities	14,943	—	—	14,943
Corporate bonds	—	16,089	—	16,089
Commercial paper	—	31,977	—	31,977
Asset-backed securities	—	15,176	—	15,176
Total assets	$28,364	$63,242	$—	$91,606

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Assets:
Money market funds	$12,947	$—	$—	$12,947
U.S. government securities	15,923	—	—	15,923
Corporate bonds	—	31,495	—	31,495
Commercial paper	—	27,869	—	27,869
Asset-backed securities	—	17,025	—	17,025
Total assets	$28,870	$76,389	$—	$105,259

There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three months ended June 30, 2019. The maturity date of the Company’s investments is less than one year.

6.	Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2019	2018

Furniture and equipment	$1,936	$1,763
Leasehold improvements	1,276	1,151
Processing equipment	2,654	2,349
Land	731	731
Projects in process	6,430	4,906
Property and equipment, at cost	13,027	10,900
Less: accumulated depreciation and amortization	(3,270)	(2,861)
Property and equipment, net	$9,757	$8,039

Depreciation expense for the three months ended June 30, 2019 and 2018 was $228 and $195, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $439 and $375, respectively.

7.	Intangible Assets

The Company’s intangible assets consist of the following:

	June 30,	December 31,
	2019	2018

License agreements	$1,046	$1,034
Less: accumulated amortization	(600)	(553)
License agreements, net	$446	$481

Patents	1,022	755
Less: accumulated amortization	(64)	(55)
Patents, net	$958	$700
Intangible assets, net	$1,404	$1,181

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods up to 20 years. Amortization expense was approximately $30 and $20 for the three months ended June 30, 2019 and 2018, respectively and $56 and $40 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, future amortization of license agreements and patents is $63 for remainder of 2019, $127 for 2020 through 2023, and $434 thereafter.

License Agreements

The Company has entered into multiple license agreements (together, the “License Agreements”) with the University of Florida Research Foundation and the University of Texas at Austin. Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days’ prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:

●	Axogen pays royalty fees ranging from 1% to 3% under the License Agreements based on net sales of licensed products. One of the agreements also contains a minimum royalty of $12.5 per quarter, which may include a credit in future quarters in the same calendar year for the amount the minimum royalty exceeds the royalty fees. Also, when Axogen pays royalties to more than one licensor for sales of the same product, a royalty stack cap applies, capping total royalties at 3.75%;

●	If Axogen sublicenses technologies covered by the License Agreements to third parties, Axogen would pay a percentage of sublicense fees received from the third party to the licensor. Currently, Axogen does not sublicense any technologies covered by License Agreements. The Company is not considered a sub-licensee under the License Agreements and does not owe any sub-licensee fees for its own use of the technologies;

●	Axogen reimburses the licensors for certain legal expenses incurred for patent prosecution and defense of the technologies covered by the License Agreements; and

●	Currently, under the University of Texas at Austin’s agreement, Axogen would owe a milestone fee of $15 upon receiving a Phase II Small Business Innovation Research or Phase II Small Business Technology Transfer grant involving the licensed technology. The Company has not received either grant and does not owe such a milestone fee. A milestone fee to the University of Florida Research Foundation of $125 is due if Axogen receives FDA approval of its Avance Nerve Graft, a milestone fee of $25 is due upon the first commercial use of certain licensed technology to provide services to manufacture products for third parties and a milestone fee of $10 is due upon the first use to manufacture products that utilize certain technology that is not currently incorporated into Axogen products.

Royalty fees were approximately $547 and $399 during the three months ended June 30, 2019 and 2018, respectively, and approximately $996 and $754 during the six months ended June 30, 2019 and 2018, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018

Accounts payable	$5,681	$4,517
Accrued expenses	3,175	2,004
Accrued compensation	5,526	6,477
Accounts Payable and Accrued Expenses	$14,382	$12,998

9.	Long Term Obligations

Long Term Obligations consist of the following:

	June 30,	December 31,
	2019	2018

Term Loan Agreement	$—	$—
Revolving Loan Agreement	—	—
Capital Lease Obligations	—	63
Operating & Finance Lease Obligations	4,213	—
Total	4,213	63
Less current maturities of long-term obligations	(1,832)	(28)
Long-term portion	$2,381	$35

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

The Company also had the option to terminate or permanently reduce the Revolving Loan prior to the maturity date subject to its payment of a deferred origination fee. On May 22, 2018, the Company exercised its option to terminate and paid $3,000 to prepay the Revolving Loan in full, which amount included pre-payment fees of $236.

10.	Stock Incentive Plan

The Company maintains the Axogen 2010 Stock Incentive Plan, as amended and restated (the “Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant. At the 2017 Annual Meeting of Shareholders held on May 24, 2017, the Axogen Plan was amended to increase the number of shares of common stock authorized for issuance under the Axogen Plan to 7,700,000 shares. As of June 30, 2019, 423,094 shares of common stock were available for issuance under the Axogen Plan.

At the 2017 Annual Meeting of Shareholders, the shareholders approved the adoption of the Axogen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows for eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount from market value. The 2017 ESPP authorized a total of 600,000 shares of the Company’s common stock to be provided under the plan. As of June 30, 2019, 486,563 shares of common stock were available for issuance under the 2017 ESPP.

The options granted to employees prior to July 1, 2017 typically vest 25% one year after the grant date and 12.5% every six months thereafter for the remaining three-year period until fully vested after four years. The options granted to employees after July 1, 2017 typically vest 50% two years after the grant date and 12.5% every six months thereafter for the remaining two-year period until fully vested after four years. The options granted to directors and certain options granted from time to time to certain executive officers have vested ratably over three years, 25% per quarter over one year or had no vesting period. Options typically have terms ranging from seven to ten years.

The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, of approximately $2,674 and $2,041 for the three months ended June 30, 2019 and 2018, respectively and approximately $4,989 and $3,770 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Six months ended June 30,	2019	2018

Expected term (in years)	5.76	6.22
Expected volatility	53.90%	49.74%
Risk free rate	1.87%	2.55%
Expected dividends	—%	—%

The Company granted stock-based awards for 285,091 shares of its common stock pursuant to the Axogen Plan during the six months ended June 30, 2019. The weighted average fair value of the awards granted at market during the six months ended June 30, 2019 and 2018 was $19.13 and $24.45 per award, respectively.

At June 30, 2019, the total future stock compensation expense related to non-vested awards is expected to be approximately $23,180.

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

The components of total lease expense for the three months ended June 30, 2019 were as follows:

Amount
For the Three months Ended June 30, 2019:
Finance lease costs
Amortization of right-to-use assets	$6
Interest on lease liabilities	2
Operating lease costs	475
Short term lease costs	4
Variable lease costs	14
Total lease cost	$501

For the Six Months Ended June 30, 2019:
Finance lease costs
Amortization of right-to-use assets	$11
Interest on lease liabilities	2
Operating lease costs	964
Short term lease costs	16
Variable lease costs	15
Total lease cost	$1,008

The short-term lease cost shown above reasonably reflects the Company’s ongoing short-term lease commitment.

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

Amount
Operating Leases
Operating lease right-of-use assets	$4,051
Current maturities of long-term obligations	$1,810
Long term obligations	$2,345
Finance Leases
Finance lease right-of-use assets	$99
Current maturities of long-term obligations	$22
Long term obligations	$36

Other information related to leases was as follows:

Amount
Cash paid for amounts included in the measurement of operating lease liabilities	$949
Right-to-use assets obtained in exchange for new finance lease liabilities	$15
Weighted-average remaining lease term - finance leases	3.22 Yrs
Weighted-average remaining lease term - operating leases	2.31 Yrs
Weighted-average discount rate - finance leases	7.09%
Weighted-average discount rate - operating leases	6.28%

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

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	Operating	Finance
Year Ending December 31,	Leases	Leases
2019 (excluding six months ended June 30, 2019)	$985	$13
2020	2,664	19
2021	4,007	19
2022	2,573	10
2023	2,581	3
2024	2,644	1
Thereafter	27,251	—
Total Future Minimum Lease Payments	$42,705	$65
Less future payments for leases that have not yet commenced	(38,246)	—
Less imputed interest on commenced leases	(304)	(7)
Total Lease Liability	$4,155	$58

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

Rent expense for the three months and six months ended June 30, 2018 was $109 and $224, respectively.

Service Agreements

On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment. Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016. The CTS Agreement initially had a five-year term ending August 31, 2020. On February 22, 2019, the agreement was amended to extend the term through December 31, 2021. The amendment also gives the Company the right to terminate the agreement on or after March 1, 2021 with six-months advance notice. Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases”. The Company also pays CTS for services in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support. During the three months ended June 30, 2019 and 2018, the Company paid fees to CTS of approximately $574 and $454, respectively, and during the six months ended June 30, 2019 and 2018, approximately $1,057 and $873, respectively, and are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

Concentrations

Vendor

Substantially all of Axogen’s revenue is currently derived from four products, Avance Nerve Graft, Axoguard Nerve Protector, Axoguard Nerve Connector and Avive Soft Tissue Membrane. Axogen has an exclusive distribution agreement with Cook Biotech for the purchase of Axoguard which expires June 30, 2027. The agreement with Cook Biotech requires certain minimum purchases by Axogen, although, through mutual agreement, the parties have not established such minimums and to date have not enforced such provision and establishes a formula for the transfer cost of the Axoguard products.

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

In July 2018, Axogen purchased a facility (the “APC”) in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft and Avive Soft Tissue Membrane are currently processed. The APC, when and if operational, will be the new processing facility for Avance Nerve Graft and Avive Soft Tissue Membrane to provide continued capacity for growth and to support the transition of Avance Nerve Graft from a 361 HCT/P tissue product to a biologic product. The APC is comprised of a 70,000 square foot building on approximately 8.6 acres of land.

On July 9, 2019, Axogen entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC.  The Design-Build Agreement contains several design phase milestones beginning in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,000,000.  These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the APC by early 2022.

Axogen expects to receive certain economic development grants from state and local authorities totaling up to $2.7 million including $1.3 million of cash grants to offset costs to acquire and develop the APC.  The economic development grants are subject to certain job creation milestones by 2023 and related contingencies.

Litigation

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff must file opposing papers by August 12, 2019. The parties must also meet and confer by August 19, 2019 for the purposes of filing a Case Management Report by September 2, 2019. On or before 30 days after the Court’s ruling on a motion to dismiss, Plaintiff must file a motion for class certification and Defendants must file an opposition 30 days later.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper.    The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the complaint.

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

On June 30, 2019, the law firm representing Plaintiffs in the Jerry Espinoza, Jr. matter filed a nearly identical complaint on behalf of additional Plaintiffs in the same Montrose County, Colorado District Court.  That action is captioned, Lisa Wabel, et al. v. Megan M. Hess, et al. (2019-cv-30071).  The claims alleged against Axogen in the Wabel complaint are nearly identical to the claims alleged in the Espinoza matter.  Axogen was served with the complaint effective on July 17, 2019.  The Company disputes the allegations and intends to vigorously defend against the complaint.

13.  Retirement Plan

Axogen 401(k) Plan

The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately. Employer contributions to the 401(k) Plan for the three months ended June 30, 2019 and 2018 were approximately $258 and $171, respectively and for the six months ended June 30, 2019 and 2018 were approximately $475 and $310, respectively.

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

Axogen’s platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and Avive Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissues and modulate inflammation in the surgical bed. Along with these core surgical products, we also offer the Axotouch® Two-Point Discriminator and Acroval Neurosensory and Motor Testing System. These evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory, grip and pinch function, evaluating effective treatment interventions, and providing feedback to patients on peripheral nerve function. Our portfolio of products is available in the United States, Canada, the United Kingdom and several European and other international countries.

Revenue from the distribution of Axogen’s nerve repair products, the Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector and Avive Soft Tissue Membrane, in the United States is the main contributor to Axogen’s total reported sales and has been the key component of our growth to date. Axogen revenues increased in the first six months of 2019 compared to the same period of 2018 primarily as a result of continuing revenue growth through product penetration in, and increases of the number of, active accounts, and to a lesser extent, the development and growth of new accounts.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and have ordered Axogen products at least six times in the last 12 months. The number of active accounts at the end of the second quarter of 2019 was approximately 762 representing an increase of 20% compared to 634 at the end of the second quarter of 2018.

As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.   Axogen continues to broaden its sales and marketing focus which is expected to have a positive contribution to its revenue growth in the long term and invest in the development of our commercial team, infrastructure capabilities, clinical studies, product development and research, as well as surgeon education. As a result, the growth in these expenses outpaced our revenue growth.

There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K except for the adoption of the new standard related to Leases, as described in Note 2.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019		2018
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$26,701	100.0%	$20,584	100.0%
Cost of goods sold	4,244	15.9	3,106	15.1
Gross Profit	22,457	84.1	17,478	84.9
Cost and expenses
Sales and marketing	18,467	69.2	14,026	68.1
Research and development	4,282	16.0	2,601	12.6
General and administrative	7,380	27.6	5,669	27.6
Total costs and expenses	30,129	112.8	22,296	108.3
Loss from operations	(7,672)	(28.7)	(4,818)	(23.4)
Other income (expense):
Investment income	654	2.4	156	0.7
Interest expense	(11)	-	(544)	(2.6)
Interest expense - deferred financing costs	—	-	(21)	(0.1)
loss on extinguishment of debt	—	-	(2,186)	(10.6)
Other expense	6	-	(15)	(0.1)
Total other income (expense)	649	2.4	(2,610)	(12.7)
Net Loss	$(7,023)	26.3%	$(7,428)	(36.1)%

Revenues

Revenues for the three months ended June 30, 2019 increased 29.7% to $26,701 as compared to $20,584 for the three months ended June 30, 2018. This increase was primarily a result of an increase in unit volume, as well as the net impact of price increases and changes in product mix.

Gross Profit

Gross profit for the three months ended June 30, 2019 increased 28.5% to $22,457 as compared to $17,478 for the three months ended June 30, 2018. This increase was primarily attributable to the increased revenues. Gross margin remained consistent at 84.1% for the three months ended June 30, 2019, as compared to 84.9% for the same period in 2018.

Costs and Expenses

Total costs and expenses increased 35.1% to $30,129 for the three months ended June 30, 2019, as compared to $22,296 for the three months ended June 30, 2018, primarily due to increased sales activity, costs associated with increases in personnel to support our growth, as well as increases in research and development, which includes product development and clinical trial costs, and increased general expenses associated with our continuing organizational growth. As a percentage of total revenues, total cost and expenses increased to 112.8% for the three months ended June 30, 2019, as compared to 108.3% for the three months ended June 30, 2018, primarily as a result of the increase in total costs outpacing the increase in total revenues as we have continued to invest in the expansion of our commercial team, research and development activities, and infrastructure. Total costs and expenses for the three months ended June 30, 2019 include $611 related to the Company’s activity in connection with the two lawsuits described in Legal Proceedings.

Sales and marketing expenses increased 31.7% to $18,467 for the three months ended June 30, 2019, as compared to $14,026 for the three months ended June 30, 2018. This increase was primarily due to increased compensation expenses related to our direct sales force as a result of continued hiring of additional personnel, increased commissions as a result of increased revenue and distribution, and market development activities. As a percentage of total revenues, sales and marketing expenses increased to 69.2% for the three months ended June 30, 2019 as compared to 68.1% for the three months ended June 30, 2018.

General and administrative expenses increased 30.2% to $7,380 for the three months ended June 30, 2019 as compared to $5,669 for the three months ended June 30, 2018, primarily as the result of increased compensation related to our continuing efforts to expand our resources to support our growth and professional fees related to lawsuits. As a percentage of total revenues, general and administrative expenses were consistent at 27.6% for the three months ended June 30, 2019 and 2018.

Research and development expenses increased 64.6% to $4,282 for the three months ended June 30, 2019 as compared to $2,601 for the three months ended June 30, 2018. Research and development costs include our product and application development and clinical efforts substantially focused on our BLA for the Avance Nerve Graft, investigator-initiated studies and development of new products and product applications. The increase in expenses for the second quarter of 2019 related to expenditures to support our clinical activities and increased compensation from the hiring of additional personnel to support both clinical and new product development efforts. Although our products are developed for distribution in their current use, we continue to conduct development efforts focused on new products and new product applications. From time to time, we pursue research grants to support research and early product development however, at this time we have no material research grants. As a percentage of total revenues, research and development expenses for the three months ended June 30, 2019 were 16.0% as compared to 12.6% for the three months ended June 30, 2018.

Other Income and Expenses

For the three months ended June 30, 2019 and 2018, we recognized $654 and $156 of investment income from our asset management and cash investment sweep accounts, that were originally opened during the second quarter of 2018. During the second quarter of 2018, the Company incurred a loss on extinguishment of debt of $2,186 for prepayment fees and $21 from the amortization of deferred financing costs in connection with the prepayment in full of the Term Loan and Revolving Loan with MidCap. The Company did not incur similar losses or costs for such period in 2019. For the three months ended June 30, 2019 and 2018, the Company incurred $11 and $544 of interest expense

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended June 30, 2019 and 2018, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019			2018
		% of			% of
	Amount	Revenue		Amount	Revenue
	(dollars in thousands)
Revenues	$49,986	100.0%	%	$37,844	100.0%	%
Cost of goods sold	7,958	15.9%		5,818	15.4%
Goss Profit	42,028	84.1%		32,026	84.6%
Cost and expenses
Sales and marketing	34,901	69.8%		26,495	70.0%
Research and development	8,421	16.8%		4,660	12.3%
General and administrative	16,581	33.2%		10,681	28.2%
Total costs and expenses	59,903	119.8%		41,836	110.5%
Loss from operations	(17,875)	-35.8%		(9,810)	-25.9%
Other income (expense):
Investment income	1,370	2.7%		157	0.4%
Interest expense	(25)	-0.1%		(1,130)	-3.0%
Interest expense - deferred financing costs	—	0.0%		(81)	0.0%
loss on extinguishment of debt	—	0.0%		(2,186)
Other expense	4	0.0%		(16)	0.0%
Total other income (expense)	1,349	2.7%		(3,256)	-8.6%
Net Loss	$(16,526)	-33.1%	%	$(13,066)	-34.5%	%

Revenues

Revenues for the six months ended June 30, 2019 increased 32.1% to $49,986 as compared to $37,844 for the six months ended June 30, 2018. The increase was primarily a result of continuing growth from our active accounts, as well as an increase in the number of active accounts.

Gross Profit

Gross profit for the six months ended June 30, 2019 increased 31.2% to $42,028 as compared to $32,026 for the six months ended June 30, 2018. This increase was primarily attributable to the increased revenues. Gross margin remained consistent at 84.1% for the six months ended June 30, 2019, as compared to 84.6% for the same period in 2018.

Costs and Expenses

Total costs and expenses increased 43.2% to $59,903 for the six months ended June 30, 2019, as compared to $41,836 for the six months ended June 30, 2018, due primarily to increased sales activity, expansion of our commercial team and surgeon education programs, increased costs associated with increases in personnel to support our growth, including non-cash stock compensation, as well as increases in research and development, which includes product development and clinical trial costs. As a percentage of total revenues, total cost and expenses increased to 119.8% for the six months ended June 30, 2019, as compared to 110.5% for the six months ended June 30, 2018, primarily as a result of the increase in total costs outpacing the increase in total revenues as we have continued to invest in the expansion of our commercial team, research and development activities, and infrastructure. Total costs and expenses for the six months ended June 30, 2019 include $1,795 related to the Company’s activity in connection with the three lawsuits described in Legal Proceedings.

Sales and marketing expenses increased 31.7% to $34,901 for the six months ended June 30, 2019, as compared to $26,495 for the six months ended June 30, 2018. This increase was primarily due to increased compensation expenses related to our direct sales force as a result of continued hiring of additional personnel, the expansion of the Company’s surgeon education program, and market development activities. As a percentage of total revenues, sales and marketing expenses decreased to 69.8% for the six months ended June 30, 2019 as compared to 70.0% for the six months ended June 30, 2018.

General and administrative expenses increased 55.2% to $16,581 for the six months ended June 30, 2019 as compared to $10,681 for the six months ended June 30, 2018, primarily as the result of increased compensation related to our continuing efforts to expand our resources to support our growth and professional fees related to the shareholder lawsuits. As a percentage of total revenues, general and administrative expenses were 33.2% for the six months ended June 30, 2019 as compared to 28.2% for the six months ended June 30, 2018.

Research and development expenses increased 80.7% to $8,421 for the six months ended June 30, 2019 as compared to $4,660 for the six months ended June 30, 2018. The increase in expenses for the six months ended June 30, 2019 related to expenditures to support our clinical activities and increased compensation from the hiring of additional personnel to support both clinical and new product development efforts. As a percentage of total revenues, research and development expenses for the six months ended June 30, 2019 were 16.8% as compared to 12.3% for the six months ended June 30, 2018.

Other Income and Expenses

For the six months ended June 30, 2019 and 2018, we recognized $1,370 and $157 of investment income from our asset management and cash investment sweep accounts, that were originally opened during the second quarter of 2018. During the second quarter of 2018, the Company incurred a loss on extinguishment of debt of $2,186 for prepayment fees and $81 from the amortization of deferred financing costs in connection with the prepayment in full of the Term Loan and Revolving Loan with MidCap. The Company did not incur such similar losses or costs for such period in 2019. For the six months ended June 30, 2019 and 2018, the Company incurred $25 and $1,130 of interest expense.

Income Taxes

We had no income tax expenses or income tax benefit for each of the six months ended June 30, 2019 and 2018, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during the six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Cash Flow Information

As of June 30, 2019, the Company had cash, cash equivalents, and restricted cash of $30,878, an increase of $584 from $30,294 at December 31, 2018, primarily as a result of net maturities of short-term investments of $14,729 and proceeds from stock option exercises of $2,515 offset by the funds used in operating activities of $14,764 and purchases of property and equipment of $1,599.

The Company had working capital of $125,935 and a current ratio of 9.2 at June 30, 2019, compared to working capital of $137,909 and a current ratio of 11.57 at December 31, 2018. The decrease in working capital and the current ratio at June 30, 2019, as compared to December 31, 2018, was primarily due to the use of working capital to fund operations including the payment of the 2018 performance bonus, 2018 annual sales awards and related costs. The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

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

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the six months ended June 30, 2019 used $14,678 of cash as compared to using $9,920 of cash for operating activities for the six months ended June 30, 2018. This increase in cash used for operating activities of approximately $4,844 was primarily attributable to higher net losses in 2019 after adjusting for higher non-cash expenses, including stock-based compensation and depreciation, as compared to 2018.

Cash provided by investing activities

Investing activities for the six months ended June 30, 2019 provided $12,764 of cash as compared to using $914 of cash for the six months ended June 30, 2018. This increase in cash provided by investing activities was principally attributable to the redemption of short-term investments, partially offset by ongoing investment in the renovation of the APC in Vandalia Ohio.

Cash provided by financing activities

Financing activities for the six months ended June 30, 2019 provided $2,498 of cash as compared to providing $107,889 of cash for the six months ended June 30, 2018. The decrease in cash provided by financing activities was primarily the result of the net proceeds of $132,706 from the public stock offering, offset by 26,728 of payments on the Company’s debt, including prepayment fees in the prior year period. Proceeds from the exercise of stock options provided $2,515 and $1,911 of cash for the six months ended June 30, 2019 and 2018, respectively.

Operating Cash Requirements

On July 9, 2019, Axogen entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC (See Footnote 12 Commitment and Contingencies in the Notes to the Condensed Financial Statements).  The Company anticipates spending up to approximately $33,500 for renovations, equipment and furniture over the next twelve months and up to $37,600 over the next 18 months.

As previously disclosed the Company previously entered into an agreement with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space.  Pursuant to the Heights Union lease, the Company will use the Heights Union Premises for general office, medical laboratory, training and meeting purposes.  The Company anticipates occupying the premises by the second quarter of 2020.  Associated with the lease, the Company anticipates spending up to $12,000 for leasehold improvements, equipment and furniture and fixtures over the next twelve months.

As of June 30, 2019, we had cash, cash equivalents and investments totaling $109,063 million and total current liabilities of $16,233. Based on current estimates, we believe that our existing cash, cash equivalents and investments will allow us to fund our operations through at least the next 12 months.

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

The Company also had the option to terminate or permanently reduce the Revolving Loan prior to the maturity date subject to its payment of a deferred origination fee. On May 22, 2018, the Company exercised its option to terminate and paid $3,000 to prepay the Revolving Loan in full, which amount included fees of $236.

Material Commitments

As previously disclosed in footnote 12, the Company purchased a 70,000 square foot facility on approximately 8.6 acres of land in Vandalia, Ohio.

On July 9, 2019, the Company entered into the Design-Build Agreement with CRB, pursuant to which CRB will renovate and retrofit the property.  Once completed, the Company will use the property for material processing, medical laboratory, general office, training and meeting purposes.  The Design-Build Agreement contains several design phase milestones beginning in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the property are estimated to be $13,000,000.  These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the property by early 2022.

The Company expects to receive certain economic development grants from state and local authorities totaling up to $2.7 million including $1.3 million of cash grants to offset costs to acquire and develop the property.  The economic development grants are subject to certain job creation milestones by 2023 and related contingencies.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

We implemented ASU 2016-02 as of January 1, 2019. As a result, we made the following significant modifications to Internal Control over Financial Reporting, including changes to accounting policies and procedures and documentation practices:

●	Updated our policies and procedures related to accounting for lease assets and liabilities and related income and expense.
●	Modified our contract review controls.
●	Added controls for reevaluating our significant assumptions and judgments on a quarterly basis.
●	Added controls to address required disclosures regarding leases, including our significant assumptions and judgments used in applying ASC 842.

Other than the items described above, there were no changes in ICFR during the quarter ended June 30, 2019 that materially affected ICFR or are likely to materially affect it.

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

Except as provided below, Axogen and its subsidiaries are not a party to any material litigation as of June 30, 2019:

1.On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff must file opposing papers by August 12, 2019. The parties must also meet and confer by August 19, 2019 for the purposes of filing a Case Management Report by September 2, 2019. On or before 30 days after the Court’s ruling on a motion to dismiss, Plaintiff must file a motion for class certification and Defendants must file an opposition 30 days later.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper.    The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the complaint.

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

3.On June 30, 2019, the law firm representing Plaintiffs in the Jerry Espinoza, Jr. matter filed a nearly identical complaint on behalf of additional Plaintiffs in the same Montrose County, Colorado District Court.  That action is captioned, Lisa Wabel, et al. v. Megan M. Hess, et al. (2019-cv-30071).  The claims alleged against Axogen in the Wabel complaint are nearly identical to the claims alleged in the Espinoza matter.  Axogen was served with the complaint effective on July 17, 2019.  The Company disputes the allegations and intends to vigorously defend against the complaint.

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

10.1

Standard Form of Agreement Between Owner and Design-Builder, dated as of July 9, 2019, by and between Axogen Corporation and CRB Builders, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 9, 2019).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover pages does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

†     Filed herewith.

††   Furnished herewith.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Standard Form of Agreement Between Owner and Design-Builder, dated as of July 9, 2019, by and between Axogen Corporation and CRB Builders, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 9, 2019).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – The cover pages does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: August 6, 2019	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2019	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)