Form 10-Q
period 2019-09-30
Axogen, Inc.
filed 2019-11-06
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 39,468,518 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

Axogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,555	$24,294
Restricted cash	6,000	6,000
Investments	75,511	92,311
Accounts receivable, net of allowance for doubtful accounts of $967 and $1,117, respectively	15,451	15,321
Inventory	13,682	11,982
Prepaid expenses and other	2,144	1,045
Total current assets	137,343	150,953
Property and equipment, net	11,673	8,039
Operating lease right-of-use assets	3,595	—
Finance lease right-of-use assets	93	—
Intangible assets	1,488	1,181
Total assets	$154,192	$160,173

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	14,970	12,998
Current maturities of long term obligations	1,773	28
Contract liabilities, current	14	18
Total current liabilities	16,757	13,044

Long Term Obligations, net of current maturities	2,002	35
Other long-term liabilities	—	70
Contract liabilities	22	42
Total liabilities	18,781	13,191

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,461,318 and 38,900,875 shares issued and outstanding	395	389
Additional paid-in capital	307,839	297,319
Accumulated deficit	(172,823)	(150,726)
Total shareholders’ equity	135,411	146,982
Total liabilities and shareholders’ equity	$154,192	$160,173

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues	$28,564	$22,660	$78,550	$60,504
Cost of goods sold	4,510	3,464	12,468	9,282
Gross profit	24,054	19,196	66,082	51,222
Costs and expenses:
Sales and marketing	18,245	14,653	53,146	41,149
Research and development	4,181	3,307	12,602	7,967
General and administrative	7,740	6,071	24,321	16,751
Total costs and expenses	30,166	24,031	90,069	65,867
Loss from operations	(6,112)	(4,835)	(23,987)	(14,645)
Other income (expense):
Investment income	555	727	1,925	884
Interest expense	(7)	6	(32)	(1,124)
Interest expense — deferred financing costs	—	—	—	(81)
Loss on extinguishment of debt	—	—	—	(2,186)
Other expense	(7)	—	(3)	(16)
Total other income (expense), net	541	733	1,890	(2,523)
Net Loss	$(5,571)	$(4,102)	$(22,097)	$(17,168)
Weighted average common shares outstanding — basic and diluted	39,340,492	38,504,810	39,151,218	36,582,261
Loss per common share — basic and diluted	$(0.14)	$(0.11)	$(0.56)	$(0.47)

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In Thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,097)	$(17,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	631	575
Amortization of right-of-use assets	1,352	—
Amortization of intangible assets	89	59
Amortization of deferred financing costs	—	81
Loss on extinguishment of debt	—	2,186
Provision for bad debt	(150)	298
Provision for inventory writedown	(44)	877
Changes in investment gains and losses	(957)	(375)
Share-based compensation	7,384	5,981
Change in operating assets and liabilities:
Short term investments	—	—
Accounts receivable	20	(3,223)
Inventory	(1,657)	(4,510)
Prepaid expenses and other	(1,099)	(624)
Accounts payable and accrued expenses	1,288	3,005
Operating lease obligations	(1,276)	—
Cash paid for interest portion of finance leases	(3)	—
Contract and other liabilities	(23)	(48)
Net cash used in operating activities	(16,542)	(12,886)

Cash flows from investing activities:
Purchase of property and equipment	(3,676)	(6,052)
Purchase of investments	(104,314)	(103,865)
Proceeds from sale of investments	122,071	3,500
Cash payments for intangible assets	(396)	(320)
Net cash provided by / (used for) investing activities	13,685	(106,737)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	132,963
Cash paid for equity offering	—	(257)
Borrowing on revolving loan	—	26,253
Payments on revolving loan and prepayment penalties	—	(30,489)
Repayments of long-term debt and prepayment penalties	—	(22,503)
Cash paid for debt portion of finance leases	(24)	—
Proceeds from exercise of stock options	3,142	2,778
Net cash provided by financing activities	3,118	108,745
Net increase in cash, cash equivalents, and restricted cash	261	(10,878)
Cash, cash equivalents, and restricted cash, beginning of period	30,294	36,507
Cash, cash equivalents and restricted cash, end of period	$30,555	$25,629

Supplemental disclosures of cash flow activity:
Cash paid for interest	$31	$1,322
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$684	$—
Right-of-use asset and operating lease liability	$26	$—

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended September 30, 2019
Balance at June 30, 2019	$393	$304,820	$(167,252)	$137,960
Net Loss	—	—	(5,571)	(5,571)
Stock-based compensation	—	2,397	—	2,397
Exercise of stock options	2	623	—	625
Balance at September 30, 2019	$395	$307,839	$(172,823)	$135,411

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$389	$297,319	$(150,726)	$146,982
Net Loss	-	-	(22,097)	(22,097)
Stock-based compensation	-	7,384	-	7,384
Exercise of stock options and employee stock purchase plan	6	3,136	-	3,142
Balance at September 30, 2019	$395	$307,839	$(172,823)	$135,411

Three Months Ended September 30, 2018
Balance at June 30, 2018	$383	$291,515	$(141,395)	$150,503
Net Loss	—	—	(4,102)	(4,102)
Issuance of common stock	—	—	—	—
Stock-based compensation	—	2,211	—	2,211
Exercise of stock options	4	863	—	867
Balance at September 30, 2018	$387	$294,589	$(145,497)	$149,479

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$343	$153,168	$(128,329)	$25,182
Net Loss	-	-	(17,168)	(17,168)
Issuance of common stock	35	132,671	-	132,706
Stock-based compensation	-	5,981	-	5,981
Exercise of stock options and employee stock purchase plan	9	2,769	-	2,778
Balance at September 30, 2018	$387	$294,589	$(145,497)	$149,479

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2019 and December 31, 2018 and for the three and nine-month periods ended September 30, 2019 and 2018. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

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

In connection with the Acroval® Neurosensory and Motor Testing System, the Company sold extended warranty and service packages to some of its customers who purchased this evaluation and measurement tool, and the prepayment of these extended warranties represent contract liabilities until the performance obligations are satisfied ratably over the term of the contract. The sale of the aforementioned extended warranty represents the only performance obligation the Company satisfies over time and creates the contract liability disclosed below.

The opening and closing balances of the Company’s contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2018	$11,065	31	68
Closing, September 30, 2018	13,990	23	49
Increase (decrease)	2,925	(8)	(19)

Opening, January 1, 2019	$15,321	18	42
Closing, September 30, 2019	15,451	14	22
Increase (decrease)	130	(4)	(20)

Loss Per Share of Common Stock

Basic and diluted net loss per share is computed in accordance with FASB ASC No. 260, Earnings Per Share, by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, options and awards of 1,629,475 and 2,931,360 shares which were outstanding as of September 30, 2019 and 2018, respectively, were not included in the computation of diluted EPS because they are anti-dilutive.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2016-13 as of January 1, 2020. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

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

4.Inventories

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard Nerve Protector, Avive® Soft Tissue Membrane, Acroval Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	December 31,
	2019	2018

Finished goods	$10,338	$9,194
Work in process	796	454
Raw materials	2,548	2,334
Inventories	$13,682	$11,982

The Company monitors the shelf life of its products and historical expiration and spoilage trends and writes-down inventory based on the estimated amount of inventory that may not be distributed before expiration or spoilage. For the three months ended September 30, 2019 and 2018, the Company had inventory write-downs of $51 and $295, respectively. For the nine months ended September 30, 2019 and 2018, the Company adjusted the provision for inventory write downs by ($44) and $877 respectively.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2019:

	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2019
Assets:
Money market funds	$16,602	$—	$—	$16,602
U.S. government securities	9,985	—	—	9,985
Corporate bonds	—	17,791	—	17,791
Commercial paper	—	31,437	—	31,437
Asset-backed securities	—	16,299	—	16,299
Total assets	$26,587	$65,527	$—	$92,114

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Assets:
Money market funds	$12,947	$—	$—	$12,947
U.S. government securities	15,923	—	—	15,923
Corporate bonds	—	31,495	—	31,495
Commercial paper	—	27,869	—	27,869
Asset-backed securities	—	17,025	—	17,025
Total assets	$28,870	$76,389	$—	$105,259

There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the nine months ended September 30, 2019. The maturity date of the Company’s investments is less than one year.

6. Prepaid and Other Assets

Prepaid and other assets consist of the following:

	September 30,	December 31,
	2019	2018

Prepaid Insurance	$465	$85
Prepaid events	389	132
Prepaid software license	160	5
Prepaid professional fees	126	35
Litigation receivable	98	—
Other Prepaid items	906	788
Prepaid and Other Assets	$2,144	$1,045

In connection with our litigations (See Litigation under Note 12 Commitment and Contingencies), we have now paid legal fees in excess of our deductible under our directors’ and officers’ insurance policy by $98.  As such, we have recorded a receivable from our insurance carrier in our prepaid and other assets account of our balance sheet.

7.	Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2019	2018

Furniture and equipment	$2,026	$1,763
Leasehold improvements	1,331	1,151
Processing equipment	2,718	2,349
Land	731	731
Projects in process	8,358	4,906
Property and equipment, at cost	15,164	10,900
Less: accumulated depreciation and amortization	(3,491)	(2,861)
Property and equipment, net	$11,673	$8,039

Depreciation expense for the three months ended September 30, 2019 and 2018 was $192 and $200, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $631 and $575, respectively.

8.	Intangible Assets

The Company’s intangible assets consist of the following:

	September 30,	December 31,
	2019	2018

License agreements	$1,067	$1,034
Less: accumulated amortization	(624)	(553)
License agreements, net	$443	$481

Patents	1,118	755
Less: accumulated amortization	(73)	(55)
Patents, net	$1,045	$700
Intangible assets, net	$1,488	$1,181

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods up to 20 years. Amortization expense was approximately $33 and $19 for the three months ended September 30, 2019 and 2018, respectively and $89 and $59 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, future amortization of license agreements and patents is $34 for remainder of 2019, $132 for 2020 through 2023, and $531 thereafter.

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

Royalty fees were approximately $577 and $444 during the three months ended September 30, 2019 and 2018, respectively, and approximately $1,573 and $1,198 during the nine months ended September 30, 2019 and 2018, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018

Accounts payable	$3,787	$4,517
Accrued expenses	3,247	2,004
Accrued compensation	7,936	6,477
Accounts Payable and Accrued Expenses	$14,970	$12,998

10.	Long Term Obligations

Long Term Obligations consist of the following:

	September 30,	December 31,
	2019	2018

Term Loan Agreement	$—	$—
Revolving Loan Agreement	—	—
Capital Lease Obligations	—	63
Operating & Finance Lease Obligations	3,775	—
Total	3,775	63
Less current maturities of long-term obligations	(1,773)	(28)
Long-term portion	$2,002	$35

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

11.	Stock Incentive Plan

At the 2017 Annual Meeting of Shareholders, the shareholders approved the adoption of the Axogen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows for eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount from market value. The 2017 ESPP authorized a total of 600,000 shares of the Company’s common stock to be provided under the 2017 ESPP. As of September 30, 2019, 486,563 shares of common stock were available for issuance under the 2017 ESPP.

At the 2019 Annual Meeting of Shareholders held on August 14, 2019, the shareholders approved the Axogen 2019 Long-Term Incentive Plan (the “New Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant. The number of shares of common stock authorized for issuance under the New Axogen Plan is (A) 3,385,482 shares, comprised of (i) 3,000,000 new authorized shares and (ii) 385,482 unallocated shares of common stock available for issuance as of August 14, 2019 pursuant to the Company’s 2010 Stock Incentive Plan, as amended and restated (the “Prior Axogen Plan”), that were not then subject to outstanding awards; plus (B) shares under the Prior Axogen Plan and the New Axogen Plan that are cancelled, forfeited, expired, unearned or settled in cash, in any such case that does not result in the issuance of common stock. Following shareholder approval of the New Axogen Plan, no future awards will be made under the Prior Axogen Plan. As of September 30, 2019, 3,308,699 shares of common stock were available for issuance under the New Axogen Plan.

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

The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, of approximately $2,395 and $2,211 for the three months ended September 30, 2019 and 2018, respectively and approximately $7,384 and $5,981 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Nine months ended September 30,	2019	2018

Expected term (in years)	5.76	6.22
Expected volatility	56.03%	49.73%
Risk free rate	1.54%	2.69%
Expected dividends	—%	—%

The Company granted stock-based awards for 285,091 shares of its common stock pursuant to the New Axogen Plan during the nine months ended September 30, 2019. The weighted average fair value of the awards granted at market during the nine months ended September 30, 2019 and 2018 was $15.78 and $26.19 per award, respectively.

At September 30, 2019, the total future stock compensation expense related to non-vested awards is expected to be approximately $20,960.

12. Income Taxes

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

13. Commitments and Contingencies

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

The components of total lease expense for the three and nine months ended September 30, 2019 were as follows:

Amount
For the Three months Ended September 30, 2019:
Finance lease costs
Amortization of right-to-use assets	$6
Interest on lease liabilities	1
Operating lease costs	483
Short term lease costs	12
Variable lease costs	1
Total lease cost	$501

For the Nine Months Ended September 30, 2019:
Finance lease costs
Amortization of right-to-use assets	$16
Interest on lease liabilities	3
Operating lease costs	1,447
Short term lease costs	28
Variable lease costs	16
Total lease cost	$1,510

The short-term lease cost shown above reasonably reflects the Company’s ongoing short-term lease commitment.

Supplemental balance sheet information related to leases as of September 30, 2019 was as follows:

Amount
Operating Leases
Operating lease right-of-use assets	$3,595
Current maturities of long-term obligations	$1,750
Long term obligations	$1,974
Finance Leases
Finance lease right-of-use assets	$93
Current maturities of long-term obligations	$23
Long term obligations	$28

Other information related to leases was as follows:

Amount
Cash paid for amounts included in the measurement of operating lease liabilities	$1,314
Right-to-use assets obtained in exchange for new finance lease liabilities	$16
Weighted-average remaining lease term - finance leases	3.18 Yrs
Weighted-average remaining lease term - operating leases	2.09 Yrs
Weighted-average discount rate - finance leases	7.28%
Weighted-average discount rate - operating leases	6.28%

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

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

	Operating	Finance
Year Ending December 31,	Leases	Leases
2019 (excluding nine months ended September 30, 2019)	$494	$5
2020	2,664	19
2021	4,007	19
2022	2,573	10
2023	2,581	3
2024	2,644	—
Thereafter	27,251	—
Total Future Minimum Lease Payments	$42,213	$57
Less future payments for leases that have not yet commenced	(38,245)	—
Less imputed interest on commenced leases	(244)	(6)
Total Lease Liability	$3,724	$51

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

Rent expense for the three and nine months ended September 30, 2018 was $141 and $358, respectively.

Service Agreements

On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment. Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016. The CTS Agreement initially had a five-year term ending August 31, 2020. On February 22, 2019, the agreement was amended to extend the term through December 31, 2021. The amendment also gives the Company the right to terminate the agreement on or after March 1, 2021 with six-months advance notice. Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases”. The Company also pays CTS for services in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support. During the three months ended September 30, 2019 and 2018, the Company paid fees to CTS of approximately $566 and $553, respectively, and during the nine months ended September 30, 2019 and 2018, approximately $1,624 and $1,426, respectively, and are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft. In September 2019, the Company entered into an amendment to this agreement. The amendment extends the end of the study timeline from December 2019 to December 2021. It also increases the total number of subjects enrolled and the number of sites used in the studies. Payments made under this agreement were $196 and $212 for the three months ended September 30, 2019 and 2018, respectively. Payments made under this agreement were $337 and $372 for the nine months ended September 30, 2019 and 2018, respectively.

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

In July 2018, Axogen purchased a facility (the “APC”) in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft and Avive Soft Tissue Membrane are currently processed. The APC, when and if operational, will be the new processing facility for Avance Nerve Graft and Avive Soft Tissue Membrane to provide continued capacity for growth and to support the transition of Avance Nerve Graft from a 361 HCT/P tissue product to a biologic product. The APC is comprised of a 70,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land and is recorded as Land within our property and equipment account on our balance sheet. The Company paid $4,300 for the building and this is recorded as projects in process as part of the property and equipment on the balance sheet.

On July 9, 2019, Axogen entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC.  The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,000.  These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the APC by early 2022. As of September 30, 2019, the Company has recorded $2,632 related to renovations and design build. These items are recorded as projects in process as part of the property and equipment on the balance sheet.

Axogen expects to receive certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC.  The economic development grants are subject to certain job creation milestones by 2023 and related contingencies.

As previously disclosed the Company previously entered into an agreement with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space.  Pursuant to the Heights Union lease, the Company will use the Heights Union Premises for general office, medical laboratory, training and meeting purposes.  The Company anticipates occupying the premises by the second quarter of 2020.  Associated with the lease, the Company anticipates spending up to $10,240 for leasehold improvements, equipment and furniture and fixtures.  As of September 30, 2019, the Company has recorded $292 of leasehold improvements to the new facility.

Litigation

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Plaintiff seeks an order (a) declaring the action a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedures; (b) awarding Police and Fire Retirement System of the City of Detroit (“Lead Plaintiff”) and the prospective class compensatory damages against all Defendants in an amount to be proven at trial; (c) awarding Lead

Plaintiff and the prospective class extraordinary equitable and/or injunctive relief as permitted by the law (including but not limited to rescission); (d) awarding Lead Plaintiff and the prospective class their costs and expenses incurred in the action, including reasonable attorneys’ fees and expert fees; (e) all such other relief that may be just and proper. Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. The Court scheduled oral argument for the motion to dismiss for December 4, 2019. The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the complaint.

On February 4, 2019, a complaint in Jerry Espinoza, Jr., et al. v. Megan M. Hess, et al. (2019-cv-30016) was filed in the District Court, Montrose County, Colorado. Plaintiffs, who are relatives of decedents, allege that Axogen purchased specimens from a vendor who failed to obtain consent before procuring the specimen from four decedents. Against Axogen, Plaintiffs allege claims of: (1) outrageous conduct; (2) unjust enrichment; (3) negligence; (4) negligence per se; (5) aiding and abetting; (6) civil conspiracy; and (7) violation of the Colorado Organized Crime Control Act. Plaintiffs seek compensatory damages for emotional distress and anxiety. Axogen was served with the complaint on February 13, 2019. A motion to dismiss has been filed and awaits the Court’s ruling. The Court has scheduled a conference on December 17, 2019, at 10:30 a.m. to discuss the pending motions to dismiss in this case and Wabel, a nearly identical case filed by the same Plaintiffs’ attorneys in June 2019. The Company intends to vigorously defend this matter. This amount of loss, if any, cannot be reasonably estimated at this time.

On June 30, 2019, the law firm representing Plaintiffs in the Jerry Espinoza, Jr. matter filed a nearly identical complaint on behalf of additional Plaintiffs in the same Montrose County, Colorado District Court.  That action is captioned, Lisa Wabel, et al. v. Megan M. Hess, et al. (2019-cv-30071).  The claims alleged against Axogen in the Wabel complaint are nearly identical to the claims alleged in the Espinoza matter.  Plaintiffs seek compensatory damages for emotional distress and anxiety. Plaintiffs also seek compensation to the extent Axogen was unjustly enriched, and attorneys’ fees and costs. Axogen was served with the complaint effective on July 17, 2019.  A motion to dismiss has been filed, but the Court has granted Plaintiffs a stay on filing their opposition to this motion until the December conference. As discussed above, this case, in addition to Espinoza, will be discussed at the court conference set for December 17, 2019. The Company disputes the allegations and intends to vigorously defend against the complaint. This amount of loss, if any, cannot be reasonably estimated at this time.

On August 12, 2019, Plaintiff Harvey Jackson, derivatively on behalf of Axogen, filed a verified shareholder derivative complaint in the United Stated District Court for the Middle District of Florida for violations of securities laws, breach of fiduciary duty, waste of corporate assets and unjust enrichment against Quentin S. Blackford, Gregory G. Freitag, Mark Gold, Jamie M. Grooms, Alan M. Levine, Peter J. Mariani, Guido Neels, Robert J. Rudelius, Amy Wendell, and Karen Zaderej (the “Individual Defendants”) and Nominal Defendant Axogen, Inc. (“Axogen”) (collectively, “Defendants”). Plaintiff asserts that the Individual Defendants, who are current or former Axogen officers or directors, issued a false proxy statement for the election of directors in violation of Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing Axogen to make false public statements to investors based on the same claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn matter and the Bussey shareholder demand). Plaintiff demands judgment in the Company’s favor against all Individual Defendants as follows: (A) declaring that Plaintiff may maintain this action on behalf of Axogen and that Plaintiff is an adequate representative of Company; (B) declaring that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Axogen; (C) determining and awarding to Axogen the damages sustained by it because of the violations set forth above from each of the Individual Defendants, jointly and severally, together with pre- and post-judgment interest thereon; (D) directing Axogen and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and protect Axogen and its shareholders from a repeat of the damaging events described therein, including but not limited to putting forward for shareholder vote the following resolutions for amendments to the Company’s Bylaws or Articles of Incorporation and the following actions as may be necessary to ensure proper corporate governance policies: (i) a proposal to strengthen the Board’s supervision of operations and develop and implement procedures for greater shareholder input into the policies and guidelines of the Board; (ii) a provision to permit the shareholders of Axogen to nominate at least six candidates for election to the Board and (iii) a proposal to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; (E) awarding Axogen restitution form Individual Defendants, and each of them; (F) awarding Plaintiff the costs and disbursements of this actions, including reasonable attorneys’ and expert fees, costs, and expenses; and (G) granting such other and further relief as the Court may deem just and proper. The Defendants filed a motion to dismiss on October 22, 2019. Plaintiff’s opposition to the motion to dismiss was due on November 5, 2019. On November 5, 2019, Plaintiff filed an unopposed motion to voluntarily dismiss the complaint without prejudice to his right to make a demand upon the board of directors of Axogen, Inc. concerning the subject matter of his complaint. On November 5, 2019, the Court granted the unopposed motion, thereby dismissing the complaint without prejudice. We have taken the position with our insurer that since this claim arises out of the same allegations as in the Einhorn matter, the claim and any expenses with respect thereto should be subject to the same coverage policy and self-insured retention as in Einhorn, and we await the insurer’s formal reply.

14.  Retirement Plan

Axogen 401(k) Plan

The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately. Employer contributions to the 401(k) Plan for the three months ended September 30, 2019 and 2018 were approximately $231 and $157, respectively, and for the nine months ended September 30, 2019 and 2018 were approximately $706 and $467, respectively.

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

Axogen’s platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments and Avive Soft Tissue Membrane, a minimally processed human umbilical cord membrane that may be used as a resorbable soft tissue covering to separate tissue layers. Along with these core surgical products, we also offer the Axotouch® Two-Point Discriminator. This evaluation and measurement tools assist healthcare professionals in detecting changes in sensation, assessing return of sensory function, evaluating effective treatment interventions, and providing feedback to patients on peripheral nerve function. Our portfolio of products is available in the United States, Canada, the United Kingdom and several European and other international countries.

Revenue from the distribution of Axogen’s nerve repair products, the Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector and Avive Soft Tissue Membrane, in the United States is the main contributor to Axogen’s total reported sales and has been the key component of our growth to date. Axogen revenues increased in the first nine months of 2019 compared to the same period of 2018 primarily as a result of continuing revenue growth through product penetration in, and increases of the number of, active accounts, and to a lesser extent, the development and growth of new accounts.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and have ordered Axogen products at least six times in the last 12 months. The number of active accounts at the end of the third quarter of 2019 was approximately 791, representing an increase of 17% compared to 679 at the end of the third quarter of 2018.

As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.   Axogen continues to broaden its sales and marketing focus, which is expected to have a positive contribution to its revenue growth in the long term and invest in the development of our commercial team, infrastructure capabilities, clinical studies, product development and research, as well as surgeon education. As a result, the growth in these expenses outpaced our revenue growth.

There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K except for the adoption of the new standard related to Leases, as described in Note 2.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019		2018
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$28,564	100.0%	$22,660	100.0%
Cost of goods sold	4,510	15.8	3,464	15.3
Gross Profit	24,054	84.2	19,196	84.7
Cost and expenses
Sales and marketing	18,245	63.9	14,653	64.7
Research and development	4,181	14.6	3,307	14.6
General and administrative	7,740	27.1	6,071	26.8
Total costs and expenses	30,166	105.6	24,031	106.1
Loss from operations	(6,112)	(21.4)	(4,835)	(21.3)
Other income (expense):
Investment income	555	1.9	727	3.2
Interest expense	(7)	-	6	-
Interest expense - deferred financing costs	—	-	—	-
loss on extinguishment of debt	—	-	—	-
Other expense	(7)	-	—	-
Total other income (expense)	541	1.9	733	3.2
Net Loss	$(5,571)	(19.5)%	$(4,102)	(18.1)%

Revenues

Revenues for the three months ended September 30, 2019 increased 26.1% to $28,564 as compared to $22,660 for the three months ended September 30, 2018. This increase was primarily a result of an increase in unit volume, as well as the net impact of increased prices and changes in product mix.

Gross Profit

Gross profit for the three months ended September 30, 2019 increased 25.3% to $24,054 as compared to $19,196 for the three months ended September 30, 2018. This increase was primarily attributable to the increased revenues. Gross margin was 84.2% for the three months ended September 30, 2019, as compared to 84.7% for the same period in 2018.

Costs and Expenses

Total costs and expenses increased 25.5% to $30,166 for the three months ended September 30, 2019, as compared to $24,031 for the three months ended September 30, 2018, primarily due to increased sales activity, costs associated with increases in personnel to support our growth, as well as increases in research and development, which includes product development and clinical trial costs. As a percentage of total revenues, total costs and expenses decreased to 105.6% for the three months ended September 30, 2019, as compared to 106.1% for the three months ended September 30, 2018, primarily as a result of the increase in total revenue outpacing the increase in total costs as we have gained some efficiency while continuing to invest in the expansion of our commercial team, research and development and scaling infrastructure. Total costs and expenses for the three months ended September 30, 2019 includes $532 related to the Company’s activity in connection with the ongoing litigation described in Legal Proceedings (the “Litigation”).

Sales and marketing expenses increased 24.5% to $18,245 for the three months ended September 30, 2019, as compared to $14,653 for the three months ended September 30, 2018. This increase was primarily due to increased compensation expenses related to our direct sales force as a result of continued hiring of additional personnel, increased commissions as a result of increased revenue and distribution, and market development activities. As a percentage of total revenues, sales and marketing expenses decreased to 63.9% for the three months ended September 30, 2019 as compared to 64.7% for the three months ended September 30, 2018.

General and administrative expenses increased 27.5% to $7,740 for the three months ended September 30, 2019, as compared to $6,071 for the three months ended September 30, 2018, primarily as the result of increased compensation related to our continuing efforts to expand our resources to support our growth. As a percentage of total revenues, general and administrative expenses had a modest increase to 27.1% for the three months ended September 30, 2019 as compared to 26.8% for the three months ended September 30, 2018.

Research and development expenses increased 26.4% to $4,181 for the three months ended September 30, 2019, as compared to $3,307 for the three months ended September 30, 2018. Research and development costs include our product and application development and clinical efforts substantially focused on our Biologics License Application, or BLA, for the Avance Nerve Graft, and development of new products and product applications. The increase in expenses for the third quarter of 2019 related to increased expenditures to support both clinical activities and new product and application development efforts. As a percentage of total revenues, research and development expenses was 14.6% for each of the three months ended September 30, 2019 and 2018.

Other Income and Expenses

For the three months ended September 30, 2019 and 2018, we recognized $555 and $727, respectively, of investment income from our asset management and cash investment sweep accounts. The decrease is primarily from the lower average investments balances in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended September 30, 2019 and 2018, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019		2018
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$78,550	100.0%	$60,504	100.0%
Cost of goods sold	12,468	15.9	9,282	15.3
Gross Profit	66,082	84.1	51,222	84.7
Cost and expenses
Sales and marketing	53,146	67.7	41,149	68.0
Research and development	12,602	16.0	7,967	13.2
General and administrative	24,321	31.0	16,751	27.7
Total costs and expenses	90,069	114.7	65,867	108.9
Loss from operations	(23,987)	(30.5)	(14,645)	(24.2)
Other income (expense):
Investment income	1,925	2.4	884	1.5
Interest expense	(32)	-	(1,124)	(1.9)
Interest expense - deferred financing costs	—	-	(81)	-
loss on extinguishment of debt	—	-	(2,186)	(3.6)
Other expense	(3)	-	(16)	-
Total other income (expense)	1,890	2.4	(2,523)	(4.2)
Net Loss	$(22,097)	(28.1)%	$(17,168)	(28.4)%

Revenues

Revenues for the nine months ended September 30, 2019, increased 29.8% to $78,550 as compared to $60,504 for the nine months ended September 30, 2018. The increase was primarily a result of continuing growth from our core trauma applications, including an increase in the number of active accounts.

Gross Profit

Gross profit for the nine months ended September 30, 2019, increased 29.0% to $66,082 as compared to $51,222 for the nine months ended September 30, 2018. This increase was primarily attributable to the increased revenues. Gross margin remained consistent decreased to 84.1% for the nine months ended September 30, 2019, as compared to 84.7% for the same period in 2018.

Costs and Expenses

Total costs and expenses increased 36.7% to $90,069 for the nine months ended September 30, 2019, as compared to $65,867 for the nine months ended September 30, 2018, due primarily to increased sales activity, expansion of our commercial team and surgeon education programs, increased costs associated with increases in personnel to support our growth, including non-cash stock compensation, as well as increases in research and development, which includes product development and clinical trial costs. As a percentage of total revenues, total cost and expenses increased to 114.7% for the nine months ended September 30, 2019, as compared to 108.9% for the nine months ended September 30, 2018, primarily as a result of the increase in total costs outpacing the increase in total revenues as we have continued to invest in the expansion of our commercial team, research and development activities, and infrastructure. Total costs and expenses for the nine months ended September 30, 2019 includes $2,327 related to the Company’s activity in connection with the Litigation.

Sales and marketing expenses increased 29.2% to $53,146 for the nine months ended September 30, 2019, as compared to $41,149 for the nine months ended September 30, 2018. This increase was primarily due to increased compensation expenses related to our direct sales force as a result of continued hiring of additional personnel and the expansion of the Company’s surgeon education program and continued investment in market development activities. As a percentage of total revenues, sales and marketing expenses decreased to 67.7% for the nine months ended September 30, 2019 as compared to 68.0% for the nine months ended September 30, 2018.

General and administrative expenses increased 45.2% to $24,321 for the nine months ended September 30, 2019 as compared to $16,751 for the nine months ended September 30, 2018, primarily as the result of increased compensation related to our continuing efforts to expand our resources to support our growth and professional fees related to the Litigation. As a percentage of total revenues, general and administrative expenses were 31.0% for the nine months ended September 30, 2019 as compared to 27.7% for the nine months ended September 30, 2018.

Research and development expenses increased 58.2% to $12,602 for the nine months ended September 30, 2019 as compared to $7,967 for the nine months ended September 30, 2018. The increase in expenses for the nine months ended September 30, 2019 related to increased compensation from the hiring of additional personnel to support both clinical and new product and application development efforts. As a percentage of total revenues, research and development expenses for the nine months ended September 30, 2019 were 16.0% as compared to 13.2% for the nine months ended September 30, 2018.

Other Income and Expenses

For the nine months ended September 30, 2019 and 2018, we recognized $1,925 and $884 of investment income from our asset management and cash investment sweep accounts. These accounts were originally opened during the second quarter of 2018 and therefore 2019 includes five more months of investment income. During the prior year period, the Company incurred a loss on extinguishment of debt of $2,186 for prepayment fees and $81 from the amortization of deferred financing costs in connection with the prepayment in full of the Term Loan and Revolving Loan with MidCap. The Company did not incur similar losses or costs for the period in 2019. For the nine months ended September 30, 2019 and 2018, the Company incurred $32 and $1,124 of interest expense.

Income Taxes

We had no income tax expenses or income tax benefit for each of the nine months ended September 30, 2019 and 2018, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during the nine months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

Cash Flow Information

As of September 30, 2019, the Company had cash, cash equivalents, and restricted cash of $30,555, an increase of $261 from $30,294 at December 31, 2018, primarily as a result of net maturities of short-term investments of $17,757 and proceeds from stock option exercises of $3,142 offset by the funds used in operating activities of $16,542 and purchases of property and equipment of $3,676.

The Company had working capital of $120,586 and a current ratio of 8.2 at September 30, 2019, compared to working capital of $137,909 and a current ratio of 11.6 at December 31, 2018. The decrease in working capital and the current ratio at September 30, 2019, as compared to December 31, 2018, was primarily due to the use of working capital to fund operations, including increased compensation from hiring additional personnel to support the business, the payment in 2019 of the 2018 performance bonus, 2018 annual sales awards and related costs. The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

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

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the nine months ended September 30, 2019 used $16,542 of cash as compared to using $12,886 of cash for operating activities for the nine months ended September 30, 2018. This increase in cash used for operating activities of approximately $3,656 was primarily attributable to higher net losses in 2019 after adjusting for higher non-cash expenses, including stock-based compensation and depreciation, as compared to 2018.

Cash provided by investing activities

Investing activities for the nine months ended September 30, 2019 provided $13,685 of cash as compared to using $106,737 of cash for the nine months ended September 30, 2018. This increase in cash provided by investing activities was principally attributable to the redemption of short-term investments, partially offset by ongoing investment in the renovation of the APC in Vandalia Ohio.

Cash provided by financing activities

Financing activities for the nine months ended September 30, 2019 provided $3,118 of cash as compared to providing $108,745 of cash for the nine months ended September 30, 2018. The decrease in cash provided by financing activities was primarily the result of the net proceeds of $132,706 from the public stock offering, offset by 26,253 of payments on the Company’s debt, including prepayment fees in the prior year period. Proceeds from the exercise of stock options provided $3,142 and $2,778 of cash for the nine months ended September 30, 2019 and 2018, respectively.

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

As previously disclosed the Company previously entered into an agreement with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space.  Pursuant to the Heights Union lease, the Company will use the Heights Union Premises for general office, medical laboratory, training and meeting purposes.  The Company anticipates occupying the premises by the second quarter of 2020.  Associated with the lease, the Company anticipates spending up to $10,000 for leasehold improvements, equipment and furniture and fixtures over the next twelve months.

As of September 30, 2019, we had cash, cash equivalents and investments totaling $106,066 million and total current liabilities of $16,757. Based on current estimates, we believe that our existing cash, cash equivalents and investments will allow us to fund our operations through at least the next 12 months.

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

On July 9, 2019, the Company entered into the Design-Build Agreement with CRB, pursuant to which CRB will renovate and retrofit the property.  Once completed, the Company will use the property for material processing, medical laboratory, general office, training and meeting purposes.  The Design-Build Agreement contains several design phase milestones beginning in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the property are estimated to be $13,000.  These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the property by early 2022.

The Company expects to receive certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the property.  The economic development grants are subject to certain job creation milestones by 2023 and related contingencies.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in management’s

Evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2019 that materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Except as provided below, Axogen and its subsidiaries are not a party to any material litigation as of June 30, 2019:

1.	On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.). Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018. In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. Plaintiff seeks an order (a) declaring the action a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedures; (b) awarding Police and Fire Retirement System of the City of Detroit (“Lead Plaintiff”) and the prospective class compensatory damages against all Defendants in an amount to be proven at trial; (c) awarding Lead Plaintiff and the prospective class extraordinary equitable and/or injunctive relief as permitted by the law (including but not limited to rescission); (d) awarding Lead Plaintiff and the prospective class their costs and expenses incurred in the action, including reasonable attorneys’ fees and expert fees; (e) all such other relief that may be just and proper. Axogen was served on January 15, 2019. On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. The Court scheduled oral argument for the motion to dismiss for December 4, 2019. The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the complaint.

2.	On February 4, 2019, a complaint in Jerry Espinoza, Jr., et al. v. Megan M. Hess, et al. (2019-cv-30016) was filed in the District Court, Montrose County, Colorado. Plaintiffs, who are relatives of decedents, allege that Axogen purchased specimens from a vendor who failed to obtain consent before procuring the specimen from four decedents. Against Axogen, Plaintiffs allege claims of: (1) outrageous conduct; (2) unjust enrichment; (3) negligence; (4) negligence per se; (5) aiding and abetting; (6) civil conspiracy; and (7) violation of the Colorado Organized Crime Control Act. Plaintiffs seek compensatory damages for emotional distress and anxiety. Axogen was served with the complaint on February 13, 2019. A motion to dismiss has been filed, and awaits the Court’s ruling. The Court has scheduled a conference on December 17, 2019, at 10:30 a.m. to discuss the pending motions to dismiss in this case and Wabel, a nearly identical case filed by the same Plaintiffs’ attorneys in June 2019. The

Company intends to vigorously defend this matter. This amount of loss, if any, cannot be reasonably estimated at this time.

3.	On June 30, 2019, the law firm representing Plaintiffs in the Jerry Espinoza, Jr. matter filed a nearly identical complaint on behalf of additional Plaintiffs in the same Montrose County, Colorado District Court. That action is captioned, Lisa Wabel, et al. v. Megan M. Hess, et al. (2019-cv-30071). The claims alleged against Axogen in the Wabel complaint are nearly identical to the claims alleged in the Espinoza matter. Plaintiffs seek compensatory damages for emotional distress and anxiety. Plaintiffs also seek compensation to the extent Axogen was unjustly enriched, and attorneys’ fees and costs. Axogen was served with the complaint effective on July 17, 2019. A motion to dismiss has been filed, but the Court has granted Plaintiffs a stay on filing their opposition to this motion until the December conference. As discussed above, this case, in addition to Espinoza, will be discussed at the court conference set for December 17, 2019. The Company intends to vigorously defend this matter. This amount of loss, if any, cannot be reasonably estimated at this time.

4.	On August 12, 2019, Plaintiff Harvey Jackson, derivatively on behalf of Axogen, filed a verified shareholder derivative complaint in the United Stated District Court for the Middle District of Florida for violations of securities laws, breach of fiduciary duty, waste of corporate assets and unjust enrichment against Quentin S. Blackford, Gregory G. Freitag, Mark Gold, Jamie M. Grooms, Alan M. Levine, Peter J. Mariani, Guido Neels, Robert J. Rudelius, Amy Wendell, and Karen Zaderej (the “Individual Defendants”) and Nominal Defendant Axogen, Inc. (“Axogen”) (collectively, “Defendants”). Plaintiff asserts that the Individual Defendants, who are current or former Axogen officers or directors, issued a false proxy statement for the election of directors in violation of Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing Axogen to make false public statements to investors based on the same claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn matter and the Bussey shareholder demand). Plaintiff demands judgment in the Company’s favor against all Individual Defendants as follows: (A) declaring that Plaintiff may maintain this action on behalf of Axogen, and that Plaintiff is an adequate representative of the Company; (B) declaring that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Axogen; (C) determining and awarding to Axogen the damages sustained by it because of the violations set forth above from each of the Individual Defendants, jointly and severally, together with pre- and post-judgment interest thereon; (D) ) directing Axogen and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and protect Axogen and its shareholders from a repeat of the damaging events described therein, including but not limited to putting forward for shareholder vote the following resolutions for amendments to the Company’s Bylaws or Articles of Incorporation and the following actions as may be necessary to ensure proper corporate governance policies: (i) a proposal to strengthen the Board’s supervision of operations and develop and implement procedures for greater shareholder input into the policies and guidelines of the Board; (ii) a provision to permit the shareholders of Axogen to nominate at least six candidates for election to the Board and (iii) a proposal to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; (E) awarding Axogen restitution form Individual Defendants, and each of them; (F) awarding Plaintiff the costs and disbursements of this actions, including reasonable attorneys’ and expert fees, costs, and expenses; and (G) granting such other and further relief as the Court may deem just and proper. The Defendants filed a motion to dismiss on October 22, 2019. Plaintiff’s opposition to the motion to dismiss was due on November 5, 2019. On November 5, 2019, Plaintiff filed an unopposed motion to voluntarily dismiss the complaint without prejudice to his right to make a demand upon the board of directors of Axogen, Inc. concerning the subject matter of his complaint. We have taken the position with our insurer that since this claim arises out of the same allegations as in the Einhorn matter, the claim and any expenses with respect thereto should be subject to the same coverage policy and self-insured retention as in Einhorn, and we await the insurer’s formal reply.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description
3.1†	Amended and Restated Articles of Incorporation of Axogen, Inc.

10.2†	Axogen Inc. 2019 Long-Term Incentive Plan and forms of award notices and agreements thereunder.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File – The cover pages does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: November 6, 2019	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 6, 2019	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)