Form 10-Q
period 2020-03-31
Axogen, Inc.
filed 2020-05-06
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had 39,761,940 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company”, “Axogen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will", “goals”, variations of such words and similar expressions are intended to identify such forward-looking statements.  The forward-looking statements may include, without limitation, statements regarding our growth, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our assessment of our internal controls over financial reporting, our visibility at and sponsorship of conferences and educational events.   The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks and uncertainties caused by extraordinary events or circumstances, such as the COVID-19 pandemic, and their impact on our business and operations, the business and operations of our customers, suppliers and other business partners and economic conditions generally.  Forward-looking statements contained in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC  and other risk factors detailed from time to time as described in “Risk Factors” included in Item 1A of our Annual Filing on Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

Axogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$35,894	$35,724
Restricted cash	6,000	6,000
Investments	47,145	60,786
Accounts receivable, net of allowance for doubtful accounts of $619 and $1,092, respectively	13,020	16,944
Inventory	14,563	13,861
Prepaid expenses and other	3,730	1,706
Total current assets	120,352	135,021
Property and equipment, net	20,063	14,887
Operating lease right-of-use assets	2,788	3,133
Finance lease right-of-use assets	82	87
Intangible assets	1,598	1,515
Total assets	$144,883	$154,643

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	17,689	19,130
Current maturities of long term obligations	1,785	1,736
Contract liabilities, current	14	14
Total current liabilities	19,488	20,880

Long term obligations, net of current maturities	1,189	1,595
Contract liabilities	12	15
Total liabilities	20,689	22,490

Commitments and Contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,738,767 and 39,589,755 shares issued and outstanding	397	396
Additional paid-in capital	311,850	311,618
Accumulated deficit	(188,053)	(179,861)
Total shareholders’ equity	124,194	132,153
Total liabilities and shareholders’ equity	$144,883	$154,643

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2020	2019

Revenues	$24,261	$23,285
Cost of goods sold	4,816	3,714
Gross profit	19,445	19,571
Costs and expenses:
Sales and marketing	17,838	16,434
Research and development	4,614	4,139
General and administrative	5,502	9,201
Total costs and expenses	27,954	29,774
Loss from operations	(8,509)	(10,203)
Other income (expense):
Investment income	311	716
Interest expense	(31)	(14)
Other expense	37	(3)
Total other income (expense), net	317	699
Net Loss	$(8,192)	$(9,504)
Weighted average common shares outstanding — basic and diluted	39,697,790	38,933,984
Loss per common share — basic and diluted	$(0.21)	$(0.24)

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,192)	$(9,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307	211
Amortization of right-of-use assets	470	437
Amortization of intangible assets	36	26
Provision for bad debt	22	16
Provision for inventory write-down	924	444
Changes in investment gains and losses	(49)	(294)
Share-based compensation	556	2,315
Change in operating assets and liabilities:
Accounts receivable	3,902	112
Inventory	(1,626)	(1,582)
Prepaid expenses and other	(2,024)	(1,783)
Accounts payable and accrued expenses	(1,903)	1,161
Operating lease obligations	(472)	(423)
Cash paid for interest portion of finance leases	—	(1)
Contract and other liabilities	(3)	(2)
Net cash used in operating activities	(8,052)	(8,867)

Cash flows from investing activities:
Purchase of property and equipment	(5,021)	(478)
Purchase of investments	(11,760)	(48,914)
Proceeds from sale of investments	25,450	57,171
Cash payments for intangible assets	(119)	(9)
Net cash provided by investing activities	8,550	7,770

Cash flows from financing activities:
Payments for repurchase of common stock for employee tax withholding	(639)	—
Cash paid for debt portion of finance leases	(5)	(7)
Proceeds from exercise of stock options	316	332
Net cash provided by /( used for) financing activities	(328)	325
Net increase / (decrease) in cash, cash equivalents, and restricted cash	170	(772)
Cash, cash equivalents, and restricted cash, beginning of period	41,724	30,294
Cash, cash equivalents and restricted cash, end of period	$41,894	$29,522

Supplemental disclosures of cash flow activity:
Cash paid for interest	$11	$14
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$3,674	$946

Right-of-use asset and operating lease liability (Adoption of ASC 842)	$120	$618

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In Thousands)

	Amount	Capital	Deficit	Equity/(Deficit)
Three Months Ended March 31, 2020
Balance at December 31, 2019	$396	$311,618	$(179,861)	$132,153
Net Loss	—	—	(8,192)	(8,192)
Stock-based compensation	—	556	—	556
Issuance of restricted and performance stock units	1	(1)	—	—
Shares surrendered by employees to pay tax withholdings	—	(639)	—	(639)
Exercise of stock options	—	316	—	316
Balance at March 31, 2020	$397	$311,850	$(188,053)	$124,194

Three Months Ended March 31, 2019
Balance at December 31, 2018	$389	$297,319	$(150,726)	$146,982
Net Loss	—	—	(9,504)	(9,504)
Issuance of common stock	—	—	—	—
Stock-based compensation	—	2,315	—	2,315
Exercise of stock options	2	948	—	950
Balance at March 31, 2019	$391	$300,582	$(160,230)	$140,743

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2020 and December 31, 2019 and for the three-month periods ended March 31, 2020 and 2019.  The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2020. Specifically, we are uncertain of the extent to which the Coronavirus Disease 2019 (“COVID-19”) pandemic will affect our sales channels, supply chain, manufacturing, distribution capabilities, clinical trials and capital expenditures (see note 14).

2.	Summary of Significant Accounting Policies

Credit Losses

On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. The adoption did not have a material impact on our condensed consolidated financial statements.

Credit losses for trade receivables is determined based on historical information, current information and reasonable and supportable forecasts.  We have concluded that the adoption of the standard was not material as the composition of the trade receivables at the reporting date is consistent with that used in developing the historical credit-loss percentages.  Further, the risk characteristics of the Company’s customer and composition of the portfolio have not changed significantly over time.

Fair Value Measurements

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurements (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820, “Fair Value Measurement” by adding, eliminating, and modifying certain disclosure requirements. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Cloud Based Arrangements

On January 1, 2020, the Company adopted ASU No. 2018-15, Guidance on Cloud Computing Arrangements.  ASU 2018-15 provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract and aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software.   More specifically, the ASU 2018-15 provides guidance on accounting for implementation, set-up and other upfront costs incurred in a CCA hosted by a vendor.  As of January 1, 2020, this standard did not have a material impact on the Company’s consolidated financial statements.

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

In the case of products or services sold to a customer under an international distribution or purchase agreement, the distributors are granted exclusive distribution rights to sell the products or services in an international territory defined by the contract. These international distributor agreements contain provisions that allow the Company to terminate the distribution agreement with the distributor, and upon termination, the right to repurchase inventory from the distributor at the distributor’s cost. The Company has determined that its contractual rights to repurchase international distributor inventory upon termination of such distributor agreement are not substantive and do not impact the timing of when control transfers; and, therefore, the Company has determined it is appropriate to recognize revenue when:  i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, depending on the terms of the agreement.  Determining the timing of revenue recognition for such contracts is subject to significant judgment, because an evaluation must be made regarding the international distributor’s ability to direct the use of, and obtain substantially all of the remaining benefits from, the implants received from the Company.  Changes in these assessments could have a significant impact on the timing of revenue recognition from sales to distributors.

A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and domestic independent sales agencies, and also from inventory physically held by field sales representatives. For these types of product sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

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

In connection with the Acroval® Neurosensory and Motor Testing System, a product previously offered by the Company, the Company sold extended warranty and service packages to certain customers, and the prepayment of these extended warranties represent contract liabilities until the performance obligations are satisfied ratably over the term of the contract. The sale of the aforementioned extended warranty represents the only performance obligation the Company satisfies over time and creates the contract liability disclosed below.

The opening and closing balances of the Company’s contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2019	$15,321	$18	$42
Closing, March 31, 2019	15,193	24	34
Increase (decrease)	(128)	6	(8)

Opening, January 1, 2020	$16,944	$14	$15
Closing, March 31, 2020	13,020	14	12
Increase (decrease)	(3,924)	-	(3)

Loss Per Share of Common Stock

 Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, options and awards of 1,479,463 and 2,766,909 shares which were outstanding as of March 31, 2020 and 2019, respectively, were not included in the computation of diluted net loss per share because they are anti-dilutive.

3.	Recently Issued Standards to be Adopted

The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.	Inventory

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard® Nerve Protector, Axoguard® Nerve Cap, Avive® Soft Tissue Membrane, Acroval® Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	December 31,
	2020	2019

Finished goods	$11,061	$10,403
Work in process	833	730
Raw materials	2,669	2,728
Inventories	$14,563	$13,861

The Company monitors the shelf life of its products and historical expiration and spoilage trends and writes-down inventory based on the estimated amount of inventory that may not be distributed before expiration or spoilage.  For the three months ended March 31, 2020 and 2019, the Company had inventory write-downs of $924 and $444, respectively.

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

The Company classifies cash equivalents and investments according to the hierarchy of techniques used to determine fair value based on the types of inputs.  The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2020:

	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2020
Assets:
Money market funds	$28,728	$—	$—	$28,728
U.S. government securities	4,579	—	—	4,579
Corporate bonds	—	14,833	—	14,833
Commercial paper	—	22,629	—	22,629
Asset-backed securities	—	5,104	—	5,104
Total assets	$33,307	$42,566	$—	$75,873

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Assets:
Money market funds	$26,812	$—	$—	$26,812
U.S. government securities	4,544	—	—	4,544
Corporate bonds	—	17,754	—	17,754
Commercial paper	—	24,679	—	24,679
Asset-backed securities	—	13,808	—	13,808
Total assets	$31,356	$56,241	$—	$87,597

There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three months ended March 31, 2020. The maturity date of the Company’s investments is less than one year.

6.	Prepaid Expense and Other

Prepaid and other assets consist of the following:

	March 31,	December 31,
	2020	2019

Prepaid Insurance	$1,616	$—
Prepaid events	176	110
Prepaid marketing	341	227
Prepaid software license	294	209
Prepaid professional fees	501	433
Other Prepaid items	802	727
Prepaid and Other Assets	$3,730	$1,706

Our policy year for our insurance runs on a calendar year and as such a significant portion of the policy payment is made at the beginning of the new year and amortized to expense throughout the remaining year.

7.	Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2020	2019

Furniture and equipment	$2,209	$2,059
Leasehold improvements	2,209	2,203
Processing equipment	2,822	2,772
Land	731	731
Projects in process	16,163	10,886
Property and equipment, at cost	24,134	18,651
Less: accumulated depreciation and amortization	(4,071)	(3,764)
Property and equipment, net	$20,063	$14,887

Depreciation expense for the three months ended March 31, 2020 and 2019 was $307 and $211, respectively.  The significant increase in projects in process is related to our Axogen Processing Center (“APC”) facility (See Note 12).

8.	Intangible Assets

The Company’s intangible assets consist of the following:

	March 31,	December 31,
	2020	2019

License agreements	$1,074	$1,067
Less: accumulated amortization	(672)	(647)
License agreements, net	$402	$420

Trademarks	341	334

Patents	950	845
Less: accumulated amortization	(95)	(84)
Patents, net	$855	$761
Intangible assets, net	$1,598	$1,515

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods up to 20 years. Amortization expense was approximately $36 and $26 for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, future amortization of license agreements and patents are as follows:

Year Ending December 31,
2020 (excluding three months ended March 31, 2020)	$114
2021	152
2022	151
2023	103
2024	52
Thereafter	685
TOTAL	$1,257

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

Royalty fees were approximately $492 and $449 during the three months ended March 31, 2020 and 2019, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019

Accounts payable	$7,184	$8,262
Accrued expenses	5,200	3,237
Accrued compensation	5,305	7,631
Accounts Payable and Accrued Expenses	$17,689	$19,130

10.	Stock Incentive Plan

At the 2019 Annual Meeting of Shareholders held on August 14, 2019, the shareholders approved the Axogen 2019 Long-Term Incentive Plan (the “New Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  The number of shares of common stock authorized for issuance under the New Axogen Plan is (A) 3,385,482 shares, comprised of (i) 3,000,000 new authorized shares and (ii) 385,482 unallocated shares of common stock available for issuance as of August 14, 2019 pursuant to the Company’s 2010 Stock Incentive Plan, as amended and restated (the “Prior Axogen Plan”), that were not then subject to outstanding awards; plus (B) shares under the Prior Axogen Plan and the New Axogen Plan that are cancelled, forfeited, expired, unearned or settled in cash, in any such case that does not result in the issuance of common stock.  Following shareholder approval of the New Axogen Plan, no future awards will be made under the Prior Axogen Plan. As of March 31, 2020, 2,109,787 shares of common stock were available for issuance under the New Axogen Plan.

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

Performance stock units generally have a requisite service period of three years and are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses their fair value over the requisite service period. Restricted stoc units have a requisite service period of four years.  The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period.

In February 2020, the Company issued PSUs relating to a 2017 grant with performance metrics tied to 2019 revenue.  The award was issued at 72.3% of achievement and therefore, 27.7% of the stock compensation, or $536 relating to this grant was forfeited or reversed in the first quarter 2020.  In addition, as a result of COVID-19 and the expected decline in revenue for 2020, it was determined that the 2018 PSU grant with performance metrics tied to 2020 revenue would not be awarded and therefore stock compensation related to these grants of $1,161 was also forfeited.

The New Axogen plan allows an immediate share repurchase feature for tax withholding.  The Company has a statutory obligation to withhold taxes on the employee’s behalf and the tax withholding is limited to the maximum statutory tax rates in the employees’ applicable jurisdictions.  In the three months ended March 31, 2020, employees surrendered 36,970 shares of RSU and PSU to the Company.  As a result, the Company paid $639 of tax withholdings for the employees.

The Company also maintains the Axogen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price.  A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and, as of March 31, 2020, 450,305 shares remained available for issuance.

The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, as well as the adjustment mention above, of approximately $556  and $2,315 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Three months ended March 31,	2020	2019

Expected term (in years)	5.88	5.76
Expected volatility	56.48%	53.61%
Risk free rate	0.57%	2.59%
Expected dividends	—%	—%

The Company granted stock-based awards for 1,212,927 and 161,723 shares of its common stock pursuant to the New Axogen Plan during the three months ended March 31, 2020 and 2019, respectively.  The weighted average fair value of the awards granted at market during the three months ended March 31, 2020 and 2019 was $8.93 and $12.45 per award, respectively.

At March 31, 2020, the total future stock compensation expense related to non-vested awards is expected to be approximately $23,493.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2017 through 2019.

12.  Commitments and Contingencies

Leases

The Company determines whether or not a contract contains a lease at the inception date and determines the lease classification, recognition and measurement at commencement date.  The Company classifies a lease based on whether the arrangement is effectively a purchase of the underlying asset.  Leases that transfer the control of the underlying asset are classified as finance leases and all others are classified as an operating lease.  Interest and amortization expense are recognized for operating leases on a straight-lined basis. If a change to the lease term leads to a reassessment of the lease classification and remeasurement, assumptions such as the discount rate and variable rents based on a rate or index will be updated as of the remeasurement date.  If an arrangement is modified, the Company will reassess whether the arrangement contains a lease.  Any subsequent changes in lease payments are recognized when incurred, unless the change requires a remeasurement of the lease liability.

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

The components of total lease expense for the three months ended March 31, 2020 were as follows:

	2020	2019
For the Three Months Ended March 31,
Finance lease costs
Amortization of right-to-use assets	$5	$5
Interest on lease liabilities	4	0
Operating lease costs	482	489
Short term lease costs	10	12
Variable lease costs	1	1
Total lease cost	$502	$507

The short-term lease cost shown above reasonably reflects the Company’s ongoing short-term lease commitment.

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$2,788	$3,133
Current maturities of long-term obligations	$1,768	$1,719
Long term obligations	$1,163	$1,565
Finance Leases
Finance lease right-of-use assets	$82	$87
Current maturities of long-term obligations	$17	$17
Long term obligations	$26	$30

Other information related to leases was as follows:

For the Three Months Ended March 31,	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$506	$477
Right-to-use assets obtained in exchange for new finance lease liabilities	$16	$15
Weighted-average remaining lease term - finance leases	2.74	3.22
Weighted-average remaining lease term - operating leases	1.61	2.53
Weighted-average discount rate - finance leases	7.28%	6.88%
Weighted-average discount rate - operating leases	5.99%	6.29%

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

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

	Operating	Finance
Year Ending December 31,	Leases	Leases
2020 (excluding three months ended March 31, 2020)	$1,468	$15
2021	3,167	19
2022	2,531	10
2023	2,539	3
2024	2,601	—
Thereafter	29,018	—
Total Future Minimum Lease Payments	$41,324	$47
Less future payments for leases that have not yet commenced	(38,246)	—
Less imputed interest on commenced leases	(147)	(4)
Total Lease Liability	$2,931	$43

The lease for office space in Tampa, Florida with Heights Union, LLC, a Florida limited liability company, has not commenced and is therefore not included in the measurement of right-to-use assets and lease liabilities.  The Company anticipates occupying the premises by the fourth quarter of 2020.

Service Agreements

On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement initially had a five-year term ending August 31, 2020. On February 22, 2019, the agreement was amended to extend the term through December 31, 2021 and then on April 22, 2020 was further amended to extend the term through December 31, 2022.  See Note 14.  The amendment also gives the Company the right to terminate the agreement on or after March 1, 2021 with six-months advance notice. Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases”.  The Company also pays CTS for services in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended March 31, 2020 and 2019, the Company paid fees to CTS of approximately $506 and $488, respectively, which are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services.  The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft.  In September 2019, the Company entered into an amendment to this agreement.  The amendment extends the end of the study timeline from December 2019 to December 2021.  It also increases the total number of subjects enrolled and the number of sites used in the studies.  Payments made under this agreement were $516 and $237 for the three months ended March 31, 2020 and 2019, respectively.

In June 2017, the Company entered into the Nerve End Cap Supply Agreement with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard Nerve Cap and both parties have provided the other party the necessarily licenses to their technologies for operation of the Supply Agreement. The Supply Agreement has a term through August 27, 2027, provided, however, that after June 27, 2022, either party may terminate the Supply Agreement upon 90 days written notice. Under the Supply Agreement the Company provides purchase orders to Cook Biotech and Cook Biotech fulfills the purchase orders.

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

Processor

Axogen is highly dependent on the continued availability of its processing facilities at CTS in Dayton, Ohio and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.  In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to Axogen’s business reputation and financial results. In the event of disruption, Axogen believes it can find and make operational a new leased facility in less than six months, but the regulatory process for approval of facilities is time-consuming and unpredictable. Axogen’s ability to rebuild or find acceptable lease facilities could take a considerable amount of time and expense and could cause a significant disruption in service to its customers. Although Axogen has business interruption insurance, which would cover certain costs, it may not cover all costs nor help to regain Axogen’s standing in the market.

In July 2018, Axogen purchased a facility (the “APC”) in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft and Avive Soft Tissue Membrane are currently processed.  The APC, when and if operational, will be the new processing facility for Avance Nerve Graft and Avive Soft Tissue Membrane to provide continued capacity for growth and to support the transition of Avance Nerve Graft from a 361 HCT/P tissue product to a biologic product.  The APC is comprised of a 70,000 square foot building on approximately 8.6 acres of land.  The Company paid $731 for the land and this is recorded as Land within our property and equipment account on our balance sheet.   The Company paid $4,300 for the building and this is recorded as projects in process as part of the property and equipment on the balance sheet.

On July 9, 2019, Axogen entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC.  The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,000.  As of March 31, 2020, the Company has recorded $4,457 in the current year and $10,523 to date related to renovations and design build in construction in progress. These items are recorded as projects in process as part of the property and equipment in its consolidated balance sheet.

Litigation

Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.) (the “Einhorn Litigation”) (the “Court”).

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, certain of its directors and officers (“Individual Defendants”), and (i) the several underwriters (the “2017 Offering Underwriters”) named in that certain Underwriting Agreement, dated November 16, 2017, by and between the Company and Leerink Partners LLC, as representative of the several underwriters named therein, and (ii) the several underwriters (the “2018 Offering Underwriters”) named in that certain Underwriting Agreement, dated May 8, 2018, by and between the Company and Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (the 2017 Offering Underwriters and 2018 Offering Underwriters, collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019 the parties’ presented oral arguments and are currently awaiting the court’s ruling.  On April 21, 2020, the Court dismissed the Complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted.  The Plaintiff has 60 days to file an amended Complaint or the action will be dismissed with prejudice. Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper. The Company and Individual Defendants continue to dispute the allegations and intend to vigorously defend against any amended Complaint, if filed.  The amount of loss, if any, cannot be reasonably estimated at this time.

Jackson v. Zaderej, et al., No. 8:19-cv-01976 U.S. District Court (M.D. FL) (“District Court”).

On August 12, 2019, Plaintiff Harvey Jackson (“Plaintiff Jackson”), derivatively on behalf of Axogen, filed a verified shareholder derivative complaint for violations of securities laws, breach of fiduciary duty, waste of corporate assets and unjust enrichment against Quentin S. Blackford, Gregory G. Freitag, Mark Gold, Jamie M. Grooms, Alan M. Levine, Peter J. Mariani, Guido Neels, Robert J. Rudelius, Amy Wendell, and Karen Zaderej (the “Jackson Individual Defendants”) and Nominal Defendant Axogen, Inc. (“Axogen”) (collectively, “Jackson Defendants”).  Plaintiff Jackson asserts that the Jackson Individual Defendants, who are current or former Axogen officers or directors, issued a false proxy statement for the election of directors in violation of Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing Axogen to make false public statements to investors based on the same claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn matter)).  Plaintiff Jackson demands judgment in the Company’s favor against all Jackson Individual Defendants as follows: (A) declaring that Plaintiff Jackson may maintain this action on behalf of Axogen, and that Plaintiff  Jackson is an adequate representative of Company; (B) declaring that the Jackson Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Axogen; (C) determining and awarding to Axogen the damages sustained by it because of the violations set forth above from each of the Jackson Individual Defendants, jointly and severally, together with pre- and post-judgment interest thereon; (D) directing Axogen and the Jackson Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and protect Axogen and its shareholders from a repeat of the damaging events described therein, including, but not limited to, putting forward for shareholder vote the following resolutions for amendments to the Company’s Bylaws or Articles of Incorporation and the following actions as may be necessary to ensure proper corporate governance policies: (i)  a proposal to strengthen the Board’s supervision of operations and develop and implement procedures for greater shareholder input into the policies and guidelines of the Board, (ii) a provision to permit the shareholders of Axogen to nominate at least six candidates for election to the Board; and (iii) a proposal to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; (E) awarding Axogen restitution from Jackson Individual Defendants, and each of them; (F) awarding Plaintiff Jackson the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and (G) granting such other and further relief as the District Court may deem just and proper.  The Jackson Defendants filed a motion to dismiss on October 22, 2019.  In response, Plaintiff Jackson voluntarily withdrew his complaint and the matter was dismissed without prejudice by the court on November 5, 2019.

Novitzki v. Zaderej, et al, 19-CA-11745 DIV L (13th Judicial Circuit, Hillsborough Cnty., Fl.) (“Circuit Court”).

On November 11, 2019,  Plaintiff Joseph Novitzki (“Plaintiff Novitzki”), derivatively on behalf of Axogen, filed a verified stockholder derivative complaint for breach of fiduciary duty, waste of corporate assets and unjust enrichment against Karen Zaderej,  Gregory G. Freitag, Peter J. Mariani, Amy Wendell, Robert J. Rudelius, Mark Gold, Guido Neels, and Jamie M. Grooms (the “Novitzki Individual Defendants”) and Nominal Defendant Axogen, Inc. (“Axogen”) (collectively, “Novitzki Defendants”). Plaintiff Novitzki asserts that the Novitzki Individual Defendants, who are current or former Axogen officers or directors, breached their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing Axogen to make false public statements to investors based on the same claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn  and Jackson matters referenced above).  Plaintiff Novitzki demands judgment in the Company’s favor against all Individual Novitzki Defendants as follows: (a) against all of the Novitzki Defendants and in favor of the Company for the amount of damages sustained by the Company as a result of the Novitzki Defendants' breaches of fiduciary duties, waste of corporate assets, and unjust enrichment; (B) directing Axogen to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect Axogen and its stockholders from a repeat of the damaging events described herein, including, but not limited to, putting forward for stockholder vote, resolutions for amendments to the Company's Bylaws or Articles of Incorporation and taking such other action as may be necessary to place before stockholders for a vote of the following corporate governance policies: (1) directing Axogen to employ an independent, third-party expert to calculate the Company's market size (including the dollar values of Axogen's total addressable market and portion of the market relating to extremity trauma and OMF); (2) a provision to control insider selling; (3) a proposal to strengthen Axogen's oversight of its disclosure procedures; (4) a proposal to strengthen the Company's controls over financial reporting; (5) a proposal to strengthen the Board's supervision of operations and develop and implement procedures for greater stockholder input into the policies and guidelines of the Board; and (6) a provision to permit the stockholders of Axogen to nominate at least three candidates for election to the Board; (C) extraordinary equitable and/or injunctive relief as permitted by law, equity, and state statutory provisions sued hereunder, including attaching, impounding, imposing a constructive trust on, or otherwise restricting the proceeds of Novitzki Defendants' trading activities or their other assets so as to assure that Plaintiff Novitzki on behalf of Axogen has an effective remedy; (D) awarding to Axogen restitution from Novitzki Defendants, and each of them, and ordering disgorgement of all profits, benefits, and other compensation obtained by the Novitzki Defendants, including all ill-gotten gains from insider selling by Novitzki defendants; (E) awarding to Plaintiff Novitzki the costs and disbursements of the action, including reasonable attorneys' fees, accountants' and experts' fees, costs, and expenses; and (F) granting such other and further relief as the Circuit Court deems just and proper.  After Novitzki Defendants’ counsel had multiple discussions with Plaintiff Novitzki ’s counsel pointing out that its complaint was deficient for the same reasons argued in Jackson, the Plaintiff Novitzki agreed to voluntarily dismiss the complaint without prejudice, which the Court so ordered on January 24, 2020.

Michael Bach v. Karen Zaderej, Peter J. Mariani, Gregory G. Freitag, Jamie M. Grooms, Robert Rudelius et al, 27-CV-20-5997 (District Court, 4th Judicial District, Hennepin County, MN).

On October 3, 2019, the Company received a shareholder demand sent on behalf of shareholder Michael Bach requesting that the Board of Directors take action to remedy alleged breaches of fiduciary duties related to the claims in the report issued December 18, 2018 by Seligman Investments (substantially the same allegations that form the basis for the Einhorn, Jackson and Novitzki matters referenced above).  On February 14, 2020 the Company sent a written response and does not intend to take any further action.  On April 21, 2020, Bach filed a shareholder derivative complaint in Hennepin County, Minnesota, alleging breach of fiduciary duty, insider selling, corporate waste, and unjust enrichment.  The Board intends to vigorously defend itself in this matter.  The amount of loss, if any, cannot be reasonably estimated at this time.

These matters are subject to various uncertainties and it is possible that one or more may be resolved unfavorably to the Company.  However, while it is not possible to predict with certainty the outcome of a matter, the Company and the Individual Defendants dispute the allegations, intend to vigorously defend themselves and as provided above various dismissals have been obtained in all but the Bach matter.

13.  Retirement Plan

Axogen 401(k) Plan

The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  Employer contributions to the 401(k) Plan for the three months ended March 31, 2020 and 2019 were approximately $295 and $217, respectively.

14. Subsequent Events

COVID-19 Pandemic

In January 2020, there was an outbreak of COVID-19, which the World Health Organization declared as a “pandemic” on March 11, 2020.  The pandemic presents significant and unforecastable new risks to the Company and its business plan. The outbreak and any preventative or protective actions that the Company or its customers are taking in respect of this virus will result in a period of some level of disruption.

In response to COVID-19, many United States hospitals have had to: 1) reallocate their medical teams and resources to prepare for, and treat, increased COVID-19 patients; 2) defer or limit elective and non-emergency procedures; 3) restrict hospital access to non-essential personnel, including sales and clinical representatives not directly required for a specific procedure; and 4) temporarily discontinued clinical research not related to COVID-19.  Accordingly, the Company had advised all field-based teams to enter hospitals or clinics only at the request of a surgeon or hospital staff member (which mandate has since been lifted) and to complete all tasks occurring in hospitals or clinics in a manner that minimizes human interaction (which mandate has since been lifted) and maintains social distancing. Additionally, the Company believes that the incidence of traumatic injuries is likely being reduced by “shelter-in-place” orders that have been issued across the United States.

In response to the current restrictions in hospitals and community activity, as well as the anticipated reduction of revenue caused by these factors, on April 23, 2020 the Company announced its cost mitigation initiative designed to defer and reduce certain expenses and capital expenditures.  More specifically, the Company has:

●	Reduced executive cash compensation and board fees by 20%, and reduced cash compensation for all other exempt salaried employees by 10 to 15%.

●	Completed an employee layoff of approximately 10% of its workforce and implemented a hiring freeze;

●	Temporarily suspended recovery and processing of tissue in order to utilize existing inventory, and preserve personal protective equipment.

●	Deferred completion of its new biologics processing center in Vandalia, OH by up to one year, which defers approximately $25,000 of expected 2020 capital expenditures to 2021, and extended its current production facility License and Services agreement with CTS by one year; and

●	Reduced certain discretionary spending, including travel, conference participation, surgeon education (as a result of surgeon travel restrictions), certain clinical trials (excluding our Multicenter, Prospective, Randomized, Subject and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance® Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON℠”), our A Multicenter Retrospective Study of Avance® Nerve Graft Utilization, Evaluations and Outcomes in Peripheral Nerve Injury Repair (“RANGER®”), our Multicenter, Prospective, Randomized and Subject Blinded Study of Axoguard® Nerve Cap as Compared to Neurectomy for the Treatment of Symptomatic Neuroma (“REPOSE℠”) and selected projects across the organization.

Employees were notified of the initiatives on April 22, 2020 and the Company will record the severance related to these layoffs in the second quarter of 2020.  The CTS agreement was extended through December 31, 2022 and provides the Company the right to terminate the agreement after February 28, 2022, with six-months advance written notice.  The CTS agreement has an embedded lease within the agreement and as such, a remeasurement of the lease under ASC 842 will also be performed in the second quarter of 2020.

At this date, the Company cannot predict the extent or duration of the impact of the COVID-19 pandemic on its financial results but believes the current environment will negatively impact its revenues for the second quarter of 2020 and potentially longer.

The Company’s future capital requirements depend on a number of factors: primarily the point at which our revenues stabilize during the height of COVID-19, the rate at which these revenues increase post this period and our ability to adjust expenses to these revenues, and including, without limitation, cost of future office and manufacturing facilities, products and acquisition and/or development of new products. The Company will face increasing capital needs. Such capital needs could be substantial depending on the extent to which the Company is unable to increase revenue or manage costs.

If the Company needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to the Company’s shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to the Company as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

On April 21, 2020, the Court dismissed, without prejudice, the Einhorn Litigation, a class action complaint filed January 9, 2019, finding Plaintiff failed to state a claim upon which relief could be granted. The Plaintiff has 60 days to file an amended complaint or the action will be dismissed with prejudice.

On April 23, 2020, the Company received a Small Business Administration (“SBA”) loan under the Paycheck Protection Program (“PPP”) in the amount of $7,820.  The loan obtained pursuant to the original guidance of the SBA to preserve positions in the Company by providing necessary economic relief during this period of reduced surgical procedures because of the negative business effects of COVID19.  The Company believed it correctly applied for the loan, meets the initial intent of the PPP program to preserve jobs and believed it complied with the representations provided in the loan documents.  However, subsequent to obtaining the loan, the United States Treasury Department issued guidance, which the Company believes contradicts the original intent and language of the PPP, providing that public companies are unlikely to be able to meet the standards for receiving the PPP loan.  As a result of this change, the Company believed it was in its best business interests to repay the loan on May 5, 2020.  As a result of returning the PPP loan, the Company will take additional cost reduction measures as required based upon recovery of surgical volumes and explore other non-dilutive financing alternatives volumes and explore other non-dilutive financing alternatives.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to “Axogen,” “the Company,” “we,” “us” and “our” refer to Axogen, Inc., and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation, and Axogen Europe GmbH.

Cautionary Statement Regarding the Impact of the COVID-19 Pandemic

Coronavirus Disease (“COVID-19”) has had a significant adverse impact upon many sectors of the economy and the Company. With respect to the medical industry in particular, the pandemic has caused hospitals and clinics to: 1) reallocate their medical teams and resources to prepare for, and treat, increased COVID-19 patients; 2) defer or limit elective and non-emergency procedures; and 3) restrict hospital access to non-essential personnel, including sales and clinical representatives not directly required for a specific procedure; and 4) temporarily discontinued clinical research not related to COVID-19. Accordingly, the Company had advised all field-based teams to enter hospitals or clinics only at the request of a surgeon or hospital staff member (which mandate has since been lifted) and to complete all tasks occurring in hospitals or clinics in a manner that minimizes human interaction (which mandate has since been lifted) and maintains social distancing.

In response to the COVID-19 pandemic, our top priority has been the health and safety of those we serve, including healthcare professionals and their patients, as well as our employees, communities, and suppliers. At the same time, we have adapted to this new environment to continue to support our customers and their patients.  To achieve these objectives, specific steps we have taken include:

●	Establishing an executive-level COVID-19 core team that meets daily to review, implement, and communicate State and CDC guidelines and other important safety and operational protocols across the organization;
●	Instructing all field-based teams to support customers remotely, only entering hospitals or clinics at the request of a surgeon or hospital staff to support patient care, and to complete all tasks in a manner that minimizes human interaction and maintains social distancing;
●	Converting office-based staff to work from home arrangements;
●	Dividing our Texas distribution organization into two independent teams working on rotational weekly schedules to create separation in the event of an employee becoming exposed to the virus;
●	Temporarily suspending the collection and processing of tissue, allowing utilization of existing inventory and preserving personal protective equipment;
●	Establishing a back-up distribution center in our Alachua headquarters facility to preserve our ability to supply customers in the event our Texas center became exposed and was required to be shut down for several days for disinfecting; and
●	Establishing new safety protocols at each of our facilities that include social distancing, mask wearing and, cleaning and disinfecting.

Although the Company’s sales team continues to support customers and their patients, the foregoing actions taken by governmental authorities (which, among other things, have led to a decline in the incidence of traumatic injuries as individuals’ day-to-day activities remain restricted) and within the medical industry, as well as other effects of the pandemic, have had, and will continue to have, a negative impact on the Company’s financial results. Accordingly, the Company has taken certain actions to preserve financial flexibility and partially mitigate the significant anticipated impact of COVID-19:

●	Effective April 26, 2020, we reduced salaries for executive employees and board fees by 20%, and for all other exempt salaried employees by 10% or 15%;
●	We completed an employee layoff of approximately 10% of our workforce and implemented a hiring freeze (with very limited exceptions);
●	We temporarily suspended recovery and processing of tissue for certain of our products in order to utilize existing inventory;
●	We deferred completion of our new biologics processing center in Vandalia, Ohio by up to one year, which defers approximately $25 million of expected 2020 capital expenditures to 2021, and extended the termination date of the CTS Agreement to December 31, 2022, which allows us to continue manufacturing our products pursuant to the CTS Agreement through such date; and
●	Reduced certain discretionary spending, including travel, conference participation, surgeon education (as a result of surgeon travel restrictions), certain clinical trials (excluding our RECON, RANGER and our REPOSE trials) and selected projects across the organization.

OVERVIEW

We are the leading company focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair. We are passionate about helping to restore peripheral nerve function and quality of life to patients with physical damage or transection to peripheral nerves providing innovative, clinically proven and economically effective repair solutions for surgeons and health care providers. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body. Every day, people suffer traumatic injuries or undergo surgical procedures that impact the function of their peripheral nerves. Physical damage to a peripheral nerve, or the inability to properly reconnect peripheral nerves, can result in the loss of muscle or organ function, the loss of sensory feeling or the initiation of pain.

Axogen’s platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments, Axoguard Nerve Cap, a porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma and Avive Soft Tissue Membrane, a processed human umbilical cord intended for surgical use as a resorbable soft tissue barrier.  Along with these core surgical products, we also offer the Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin.  Our portfolio of products is available in the United States, Canada, the United Kingdom, several European countries, South Korea and other international countries.

Revenue from the distribution of Axogen’s nerve repair products, the Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector and Avive Soft Tissue Membrane, in the United States is the main contributor to Axogen’s total reported sales and has been the key component of our growth to date.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and have ordered Axogen products at least six times in the last 12 months.  The number of active accounts in the first quarter of 2020 was 825, representing an increase of 13% compared to the number of active accounts in the first quarter 2019.

As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement is thus benefited from growth in active accounts which may

include those that were new accounts in the prior measurement period.   Axogen continues to broaden its sales and marketing focus, which is expected to have a positive contribution to its revenue growth in the long term, and invest in the development of our commercial team, infrastructure capabilities, clinical studies, product development and research, as well as surgeon education.  As a result, the growth in these expenses outpaced our revenue growth.

There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020		2019
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$24,261	100.0%	$23,285	100.0%
Cost of goods sold	4,816	19.9	3,714	16.0
Gross Profit	19,445	80.1	19,571	84.0
Cost and expenses
Sales and marketing	17,838	73.5	16,434	70.6
Research and development	4,614	19.0	4,139	17.8
General and administrative	5,502	22.7	9,201	39.5
Total costs and expenses	27,954	115.2	29,774	127.9
Loss from operations	(8,509)	(35.1)	(10,203)	(43.8)
Other income (expense):
Investment income	311	1.3	716	3.1
Interest expense	(31)	-	(14)	(0.1)
Other expense	37	0.1	(3)	(0.0)
Total other income (expense)	317	1.4	699	3.0
Net Loss	$(8,192)	(33.8)%	$(9,504)	(40.8)%

Revenues

Revenues for the three months ended March 31, 2020 increased 4.2% to $24,261 as compared to $23,285 for the three months ended March 31, 2019.  Our revenue growth for the quarter was the result of increases in unit volume, as well as the net impact of price increases and changes in product mix.  Active accounts in the three months ended March 31, 2020 was 825, an increase of 13% compared to 731 in the three months ended March 31, 2019.  As the COVID-19 outbreak increased in severity through March, our accounts began to reallocate their resources to prepare for and treat COVID-19 patients.  In addition, we believe the number of traumatic injuries declined as “shelter-in-place and “stay at home” orders were implemented by government authorities and individuals’ activities were restricted, decreasing demand for our products. As a result, we experienced a steep decline in revenues from product sales in the month of March.

Gross Profit

Gross profit for the three months ended March 31, 2020 decreased 0.6% to $19,445 as compared to $19,571 for the three months ended March 31, 2019.  Gross margin was negatively impacted in the first quarter as a result of increased period and variance costs recognized in the quarter resulting from our temporary suspension of tissue processing for most of the month of March; and increases in reserves for estimated excess and obsolete inventory to account for expected lower product demand during the period of recovery.

Costs and Expenses

Total costs and expenses decreased 6.1% to $27,954 for the three months ended March 31, 2020, as compared to $29,774 for the three months ended March 31, 2019.  Increases to salaries and benefits from increased headcount and project expenses in the current quarter, were more than offset by a $1,185 reduction in litigation fees, and $1,800 in lower non-cash stock compensation expenses.  The decrease in stock compensation in the first quarter is primarily related to forfeitures of performance stock units awarded in the quarter, and updated estimates of forfeitures of future performance awards resulting from the expected impact of COVID19. As a percentage of total revenues, total costs and expenses decreased to 115.2% for the three months ended March 31, 2020, as compared to 127.9% for the three months ended March 31, 2019.

Sales and marketing expenses increased 8.5% to $17,838 for the three months ended March 31, 2020, as compared to $16,434 for the three months ended March 31, 2019. This increase was primarily due to increased compensation expenses, including commissions, related to our direct sales force as a result of continued hiring of additional personnel and market development activities.  As a percentage of total revenues, sales and marketing expenses increased to 73.5% for the three months ended March 31, 2020 as compared to 70.6% for the three months ended March 31, 2019, primarily as a result of the decrease in revenue.

General and administrative expenses decreased 40.2% to $5,502 for the three months ended March 31, 2020, as compared to $9,201 for the three months ended March 31, 2019. The decrease in general and administrative expenses included $1,800 of lower non-cash stock compensation in the current quarter, primarily related to forfeitures of performance stock units awarded in the quarter, and updated estimates of forfeitures of future performance awards resulting from the expected impact of COVID19; as well as $600 of lower corporate expenses including general legal, investor relations and services.  Additionally, general and administrative expenses in the prior year included $1,185 of litigation costs associated with the litigation matters that have been dismissed.  As a percentage of total revenues, general and administrative expenses decreased to 22.7% for the three months ended March 31, 2020 as compared to 39.5% for the three months ended March 31, 2019.  As a percentage of total revenues, general and administrative expenses decreased to 22.7% for the three months ended March 31, 2020 as compared to 39.5% for the three months ended March 31, 2019.

Research and development expenses increased 11.5% to $4,614 for the three months ended March 31, 2020, as compared to $4,139 for the three months ended March 31, 2019.  Research and development costs include Axogen’s product development and research related thereto (“Development”) and clinical efforts (“Clinical”) focused on its BLA for the Avance® Nerve Graft and clinical trials.  Development represented approximately 50% of total research and development expense in the three months ended March 31, 2020 as compared to 55% in the prior year period.  Clinical represented approximately 50% of research and development expense in the three months ended March 31, 2020 as compared to 45% in the prior year period.  The increase in clinical in the first quarter was primarily due to increased personnel costs due to higher headcount to support additional clinical trial activities.  Although our clinical trial activities decreased towards the end of the quarter due to the inability to access patients as a result of COVID-19, our total investment in clinical trials, such as RECON, increased over the prior year period.  As a percentage of total revenues, research and development expenses were 19.0% for the three months ended March 31, 2020 as compared to 17.8% for the three months ended March 31, 2019.

Other Income and Expenses

For the three months ended March 31, 2020 and 2019, we recognized $311 and $716, respectively, of investment income from our asset management and cash investment sweep accounts.  The decrease is primarily from the lower average investment balances in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended March 31, 2020 and 2019, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Cash Flow Information

As of March 31, 2020, the Company had cash, cash equivalents, and restricted cash of $41,894, an increase of $170 from $41,724 at December 31, 2019, primarily as a result of net maturities of short-term investments of $13,690 and proceeds from stock option exercises of $316 offset by the funds used in operating activities of $8,052 and purchases of property and equipment of $5,021.

The Company had working capital of $100,864 and a current ratio of 6.18 at March 31, 2020, compared to working capital of $114,141 and a current ratio of 6.5 at December 31, 2019. The decrease in working capital and the current ratio at March 31, 2020, as compared to December 31, 2019, was primarily due to the use of working capital to fund operations, including but not limited to the payment in 2020 of the 2019 performance bonus, annual sales awards, and our annual sales meeting totaling $5,897 and prepaid annual insurance premiums totaling $800.  In addition, the Company paid capital expenditures related to construction of the biologics processing center in Vandalia, Ohio, and our Tampa, FL facility totaling $4,200 in the three months ended March 31, 2020.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

The Company’s future capital requirements depend on a number of factors: primarily the point at which our revenues stabilize during the height of COVID-19, the rate at which these revenues increase post this period and our ability to adjust expenses to these revenues, and including, without limitation, cost of future office and manufacturing facilities, products and acquisition and/or development of new products. The Company will face increasing capital needs. Such capital needs could be substantial depending on the extent to which the Company is unable to increase revenue or manage costs.

If the Company needs additional capital in the future, it may raise additional funds through public or private equity offerings, debt financings or from other sources.  The sale of additional equity would result in dilution to the Company’s shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt.  Should additional capital not become available to the Company as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the three months ended March 31, 2020 used $8,052 of cash as compared to using $8,867 of cash for operating activities for the three months ended March 31, 2019. This decrease in cash used for operating activities was primarily attributable to the lower net losses.  In addition, in the three months ended March 31, 2020, accounts payable and accrued expenses decreased $1,904 as compared to an increase of $1,161 prior year quarter.  This decrease is related to a number of payments in the first quarter of 2020 including payments for 2019 annual bonus and the year-end sales awards.  The prior year period also included expenses relating the litigation in accounts payable and accrued expenses.  The cash outflows in the current period were slightly offset by an increase in collections of receivables as compared to the prior year period.

Cash provided by investing activities

Investing activities for the three months ended March 31, 2020 provided $8,550 of cash as compared to $7,770 for the three months ended March 31, 2019. This increase in cash provided by investing activities was principally attributable to the redemption of short-term investments and was offset by the $5,021 of capital expenditure payments made in the three months ended 2020.

Cash used in/provided by financing activities

Financing activities for the three months ended March 31, 2020 used $328 of cash as compared to providing $325 of cash for the three months ended March 31, 2019. The decrease in cash provided by financing activities was primarily the result of the payments made by the Company in connection with employee equity purchases to cover tax withholding obligations.  Proceeds from the exercise of stock options provided $316 and $332 of cash for the three months ended March 31, 2020 and 2019, respectively.

Operating Cash Requirements

On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC (See Note 12 Commitments and Contingencies in the Notes to the Condensed Financial Statements).  In connection with COVID-19, the Company has implemented a cost reduction strategy designed to defer and reduce certain expenses and capital expenditures, including deferred completion of the APC up to one year. The Company anticipates spending up to approximately $12,494 for renovations and equipment over the next twelve months and up to $27,864 over the next 18 months.

Axogen expects to receive certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC.  The economic development grants are subject to certain job creation milestones by 2023 and related contingencies. The Company has received approximately $238 from these grants.  These grants have claw back clauses if the Company does not meet these job creation milestones by 2023.  The Company believes despite the delay in the APC that these incentives will continue to be available.

As previously disclosed the Company previously entered into an agreement with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space.  Pursuant to the Heights Union lease, the Company will use the leased premises for general office, medical laboratory, training and meeting purposes.  The Company anticipates occupying the premises by the fourth quarter of 2020.  Associated with the lease, the Company anticipates spending up to $7,800 for leasehold improvements, equipment and furniture and fixtures over the next twelve months.  As of March 31, 2020, the Company has recorded $494 in the current fiscal year and $935 to date of leasehold improvements to the new facility.  These costs are recorded in construction in progress in its consolidated balance sheet.

As of March 31, 2020, we had cash, cash equivalents and investments totaling $89,039 and total current liabilities of $19,488. Based on current estimates, we believe that our existing cash, cash equivalents and investments will allow us to fund our operations through at least the next 12 months. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Material Commitments

As previously disclosed in Note 12 – Commitments and Contingencies, in July 2018, the Company purchased a 70,000 square foot facility, the APC on approximately 8.6 acres of land in Vandalia, Ohio.

On July 9, 2019, the Company entered into the Design-Build Agreement with CRB, pursuant to which CRB will renovate and retrofit the APC.  The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,000.  These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the APC by early 2022.  As of March 31, 2020, the Company has recorded $4,457 in the current year and $10,523 to date related to renovations and design build in construction in progress. These items are recorded as projects in process as part of the property and equipment in its consolidated balance sheet.

As a result of COVID-19, the Company has implemented a cost reduction strategy designed to defer and reduce certain expenses, including deferment of the APC by up to one year.  This defers approximately $25,000 of expected 2020 capital expenditures to 2021.  In addition, the Company extended its current production facility License and Services agreement with Community Tissue Services (CTS) by one year to December 31, 2022.  The Company expects expenditures for this project of approximately $10,700 in the current fiscal year which includes amounts to be spent through the second quarter for work completed prior to the suspension of construction.  As a result of the suspension, the Company could incur increased stop start fees associated with this project in future years.

The Company expects to receive certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC.  The economic development grants are subject to certain job creation milestones by 2023 and related contingencies. The Company has received approximately $238 from these grants.  These grants have claw back clauses if the Company does not meet these job creation milestones by 2023.

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

We are subject to market risk from exposure to changes in interest rates based upon our investing and cash management activities. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents.  We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that interest rates will not significantly change in the future.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2020 that materially affected, or reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely.  As a result of these changes to the working environment the Company has not identified any material changes in the Company’s internal control over financial reporting.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Except as provided below, Axogen and its subsidiaries are not a party to any material litigation as of March 31, 2020:

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated (the “Plaintiff”), filed a putative class action complaint in the United Stated District Court for the Middle District of Florida (the “Court”) alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and (i) the several underwriters (the “2017 Offering Underwriters”) named in that certain Underwriting Agreement, dated November 16, 2017, by and between the Company and Leerink Partners LLC, as representative of the several underwriters named therein, and (ii) the several underwriters (the “2018 Offering Underwriters”) named in that certain Underwriting Agreement, dated May 8, 2018, by and between the Company and Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (the 2017 Offering Underwriters and 2018 Offering Underwriters, collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al.,

No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Plaintiff seeks an order (a) declaring the action a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedures; (b) awarding Police and Fire Retirement System of the City of Detroit (“Lead Plaintiff”) and the prospective class compensatory damages against all Defendants in an amount to be proven at trial; (c) awarding Lead Plaintiff and the prospective class extraordinary equitable and/or injunctive relief as permitted by the law (including but not limited to rescission); (d) awarding Lead Plaintiff and the prospective class their costs and expenses incurred in the action, including reasonable attorneys’ fees and expert fees; (e) all such other relief that may be just and proper.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss.  Plaintiff filed opposing papers on August 12, 2019.  The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report.  The Court scheduled oral argument for the motion to dismiss for December 4, 2019.  On April 21, 2020, the Court dismissed the Complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted.  The Plaintiff has 60 days to file an amended Complaint or the action will be dismissed with prejudice. Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper. The Company and Individual Defendants continue to dispute the allegations and intend to vigorously defend against the any amended Complaint, if filed.

Jackson v. Zaderej, et al., No. 8:19-cv-01976 U.S. District Court (M.D. FL) (“District Court”). On August 12, 2019, Plaintiff Harvey Jackson (“Plaintiff Jackson”), derivatively on behalf of Axogen, filed a verified shareholder derivative complaint for violations of securities laws, breach of fiduciary duty, waste of corporate assets and unjust enrichment against Quentin S. Blackford, Gregory G. Freitag, Mark Gold, Jamie M. Grooms, Alan M. Levine, Peter J. Mariani, Guido Neels, Robert J. Rudelius, Amy Wendell, and Karen Zaderej (the “Jackson Individual Defendants”) and Nominal Defendant Axogen, Inc. (“Axogen”) (collectively, “Jackson Defendants”).  Plaintiff Jackson asserts that the Jackson Individual Defendants, who are current or former Axogen officers or directors, issued a false proxy statement for the election of directors in violation of Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing Axogen to make false public statements to investors based on the same claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn matter)).  Plaintiff Jackson demands judgment in the Company’s favor against all Jackson Individual Defendants as follows: (A) declaring that Plaintiff Jackson may maintain this action on behalf of Axogen, and that Plaintiff  Jackson is an adequate representative of Company; (B) declaring that the Jackson Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Axogen; (C) determining and awarding to Axogen the damages sustained by it because of the violations set forth above from each of the Jackson Individual Defendants, jointly and severally, together with pre- and post-judgment interest thereon; (D) directing Axogen and the Jackson Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and protect Axogen and its shareholders from a repeat of the damaging events described therein, including, but not limited to, putting forward for shareholder vote the following resolutions for amendments to the Company’s Bylaws or Articles of Incorporation and the following actions as may be necessary to ensure proper corporate governance policies: (i)  a proposal to strengthen the Board’s supervision of operations and develop and implement procedures for greater shareholder input into the policies and guidelines of the Board, (ii) a provision to permit the shareholders of Axogen to nominate at least six candidates for election to the Board; and (iii) a proposal to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; (E) awarding Axogen restitution from Jackson Individual Defendants, and each of them; (F) awarding Plaintiff Jackson the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and (G) granting such other and further relief as the District Court may deem just and proper.  The Jackson Defendants filed a motion to dismiss on October 22, 2019.  In response, Plaintiff Jackson voluntarily withdrew his complaint and the matter was dismissed without prejudice by the court on November 5, 2019.

Novitzki v. Zaderej, et al, 19-CA-11745 DIV L (13th Judicial Circuit, Hillsborough Cnty., Fl.) (“Circuit Court”).  On November 11, 2019,  Plaintiff Joseph Novitzki (“Plaintiff Novitzki”), derivatively on behalf of Axogen, filed a verified stockholder derivative complaint for breach of fiduciary duty, waste of corporate assets and unjust enrichment against Karen Zaderej,  Gregory G. Freitag, Peter J. Mariani, Amy Wendell, Robert J. Rudelius, Mark Gold, Guido Neels, and Jamie M. Grooms (the “Novitzki Individual Defendants”) and Nominal Defendant Axogen, Inc. (“Axogen”) (collectively, “Novitzki Defendants”). Plaintiff Novitzki asserts that the Novitzki Individual Defendants, who are current or former Axogen officers or directors, breached their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing Axogen to make false public statements to investors based on the same claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn  and Jackson matters referenced above).  Plaintiff Novitzki demands judgment in the Company’s favor against all Individual Novitzki Defendants as follows: (a) against all of the Novitzki Defendants and in favor of the Company for the amount of damages sustained by the Company as a result of the Novitzki Defendants' breaches of fiduciary duties, waste of corporate assets, and unjust enrichment; (B) directing Axogen to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect Axogen and its stockholders from a repeat of the damaging events described herein, including, but not limited to, putting forward for stockholder vote, resolutions for amendments to the Company's Bylaws or Articles of Incorporation and taking such other action as may be necessary to place before stockholders for a vote of the following corporate governance policies: (1) directing Axogen to employ an independent, third-party expert to calculate the Company's market size (including the dollar values of Axogen's total addressable market and portion of the market relating to extremity trauma and OMF); (2) a provision to control insider selling; (3) a proposal to strengthen Axogen's oversight of its disclosure procedures; (4) a proposal to strengthen the Company's controls over financial reporting; (5) a proposal to strengthen the Board's supervision of operations and develop and implement procedures for greater stockholder input into the policies and guidelines of the Board; and (6) a provision to permit the stockholders of Axogen to nominate at least three candidates for election to the Board; (C) extraordinary equitable and/or injunctive relief as permitted by law, equity, and state statutory provisions sued hereunder, including attaching, impounding, imposing a constructive trust on, or otherwise restricting the proceeds of Novitzki Defendants' trading activities or their other assets so as to assure that Plaintiff Novitzki on behalf of Axogen has an effective remedy; (D) awarding to Axogen restitution from Novitzki Defendants, and each of them, and ordering disgorgement of all profits, benefits, and other compensation obtained by the Novitzki Defendants, including all ill-gotten gains from insider selling by Novitzki defendants; (E) awarding to Plaintiff Novitzki the costs and disbursements of the action, including reasonable attorneys' fees, accountants' and experts' fees, costs, and expenses; and (F) granting such other and further relief as the Circuit Court deems just and proper.  After Novitzki Defendants’ counsel had multiple discussions with Plaintiff Novitzki ’s counsel pointing out that its complaint was deficient for the same reasons argued in Jackson, the Plaintiff Novitzki agreed to voluntarily dismiss the complaint without prejudice, which the Court so ordered on January 24, 2020.

On October 3, 2019, the Company received a shareholder demand sent on behalf of shareholder Michael Bach requesting that the Board of Directors take action to remedy alleged breaches of fiduciary duties related to the claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn, Jackson and Novitzki matters referenced above).  On February 14, 2020 the Company sent a written response and does not intend to take any further action.  On April 21, 2020, Bach filed a shareholder derivative complaint in Hennepin County, Minnesota, alleging breach of fiduciary duty, insider selling, corporate waste, and unjust enrichment.  The Board intends to vigorously defend itself in this matter.

ITEM 1A - RISK FACTORS

The Company faces a number of risks and uncertainties.  In addition to the other information in this report and the Company’s other filings with the SEC, readers should consider carefully the risk factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  If any of these risks actually occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products. COVID-19, or similar extraordinary events in the future, could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and capital investments. While the ultimate economic impact of COVID-19 cannot be reliably quantified or estimated at this time due to the uncertainty of future developments, COVID-19 will materially affect the Company’s near-term financial performance and, as a result, the Company has suspended its 2020 financial guidance provided on February 24, 2020.

In response to COVID-19, several public health organizations have recommended, and some local governments have implemented, certain measures to slow and limit the transmission of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions and business curtailments, among other measures.  With respect to the medical industry in particular, the pandemic has caused hospitals and clinics to: (1) reallocate their teams and resources to prepare for increased COVID-19 patients; (2) defer or limit elective and non-emergency procedures; and (3) restrict hospital access to non-essential personnel, including sales and clinical representatives not directly required for a specific procedure.

Such measures or others (including future measures implemented by governmental authorities and measures we have put in place or may in the future voluntarily put in place), as well as other effects of COVID-19, have had, and will continue to have, directly and indirectly, a material adverse effect on our business as they result in decreased demand for our product, decreased access to customer channels, decreased employee availability, adverse economic conditions, potential border closures and other disruptions to our business and the businesses of our business partners and others.

Other than the item listed above, there have been no material changes in our risk factors from those disclosed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

AXOGEN, INC.

Dated: May 6, 2020	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 6, 2020	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)