Form 10-K/A
period 2019-12-31
Axogen, Inc.
filed 2020-06-12
CIK 805928

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

Commission file number: 0-12104

AXOGEN, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1301878
(State of incorporation)	(I.R.S. Employer Identification No.)

13631 Progress Blvd., Suite 400 Alachua, FL	32615
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (386)462-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AXGN	Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $539,757,783 based upon the last reported sale price of our common stock on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of February 21, 2020 was 39,731,078 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Axogen, Inc. for the year ended December 31, 2019 filed on February 24, 2020 (the “Original Filing”) for the sole purpose of revising Item 9A. Controls and Procedures to supplement the disclosure relating to the Evaluation of Disclosure Controls and Procedures and to include the previously omitted Management’s Report on Internal Control Over Financial Reporting.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective.

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

Schedule II – Valuation and Qualifying Accounts

AXOGEN, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Balance at Beginning of Year	Additions	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2017	272	223	(34)	461
2018	461	852	(196)	1,117
2019	1,117	514	(539)	1,092

Valuation allowance for deferred tax assets
2017	39,111	—	(10,754)	28,357
2018	28,357	5,519	—	33,876
2019	33,876	5,977	—	39,853

(b) Exhibits

The following exhibits are included in this annual report on Form 10-K or incorporated by reference in the Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Axogen, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

3.2	Axogen, Inc. Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 2, 2019).

4.1	Description of Securities of Axogen, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020).

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

*** **10.47

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

10.51

Nerve End Cap Supply Agreement, dated June 27, 2017, by and between Cook Biotech Incorporated and Axogen Corporation (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020).

Exhibit Number	Description

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020).

23.1	Consent of Lurie, LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020).

23.2	Consent of Deloitte & Touche, LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020).

+31.1	Certification of Principal Executive Officer.

+31.2	Certification of Principal Financial Officer.

+++32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

+104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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
June 12, 2020