Form 10-Q
period 2020-06-30
Axogen, Inc.
filed 2020-08-10
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 40,084,188 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company”, “Axogen”, “we” or “our”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "continue", "may", "should", "will", “goals”, variations of such words and similar expressions are intended to identify such forward-looking statements.  The forward-looking statements may include, without limitation, statements regarding our growth, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, our assessment of our internal controls over financial reporting, our visibility at and sponsorship of conferences and educational events.   The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks and uncertainties caused by extraordinary events or circumstances, such as the COVID-19 pandemic, and their impact on our business and operations, the business and operations of our customers, suppliers and other business partners and economic conditions generally.  Forward-looking statements contained in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC  and other risk factors detailed from time to time as described in “Risk Factors” included in Item 1A of our Annual Filing on Form 10-K, as amended on Form 10-K/A. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made, and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

Axogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$75,320	$35,724
Restricted cash	10,610	6,000
Investments	24,009	60,786
Accounts receivable, net of allowance for doubtful accounts of $419 and $1,092, respectively	14,049	16,944
Inventory	12,836	13,861
Prepaid expenses and other	3,405	1,706
Total current assets	140,229	135,021
Property and equipment, net	24,858	14,887
Operating lease right-of-use assets	3,138	3,133
Finance lease right-of-use assets	76	87
Intangible assets	1,660	1,515
Total assets	$169,961	$154,643

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	12,451	19,130
Current maturities of long term obligations	1,553	1,736
Contract liabilities, current	14	14
Total current liabilities	14,018	20,880

Long-term Debt, net of financing fees	31,960	—
Debt derivative liability	2,387	—
Common stock derivative option liability	176	—
Other long-term liabilities	1,660	1,610
Total liabilities	50,201	22,490

Commitments and Contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 40,020,780 and 39,589,755 shares issued and outstanding	400	396
Additional paid-in capital	315,518	311,618
Accumulated deficit	(196,158)	(179,861)
Total shareholders’ equity	119,760	132,153
Total liabilities and shareholders’ equity	$169,961	$154,643

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenues	$22,116	$26,701	$46,377	49,986
Cost of goods sold	5,605	4,244	10,421	7,958
Gross profit	16,511	22,457	35,956	42,028
Costs and expenses:
Sales and marketing	14,290	18,467	32,128	34,901
Research and development	4,071	4,282	8,685	8,421
General and administrative	6,404	7,380	11,906	16,581
Total costs and expenses	24,765	30,129	52,719	59,903
Loss from operations	(8,254)	(7,672)	(16,763)	(17,875)
Other income (expense):
Investment income	237	654	548	1,370
Interest expense	(31)	(11)	(62)	(25)
Other (expense)/income	(57)	6	(20)	4
Total other income, net	149	649	466	1,349
Net Loss	$(8,105)	$(7,023)	$(16,297)	(16,526)
Weighted average common shares outstanding — basic and diluted	39,823,414	39,174,712	39,760,602	39,055,013
Loss per common share — basic and diluted	$(0.20)	$(0.18)	$(0.41)	(0.42)

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In Thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,297)	(16,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	618	439
Amortization of right-of-use assets	802	891
Amortization of intangible assets	72	56
Provision for bad debt	(115)	(159)
Provision for inventory write-down	1,624	(95)
Changes in investment gains and losses	(141)	(602)
Share-based compensation	2,778	4,989
Change in operating assets and liabilities:
Accounts receivable	3,010	(805)
Inventory	(600)	(1,510)
Prepaid expenses and other	(1,699)	(1,312)
Accounts payable and accrued expenses	(4,212)	816
Operating lease obligations	(915)	(846)
Cash paid for interest portion of finance leases	—	(2)
Contract and other liabilities	(6)	(12)
Net cash used in operating activities	(15,081)	(14,678)

Cash flows from investing activities:
Purchase of property and equipment	(13,183)	(1,685)
Purchase of investments	(22,965)	(84,142)
Proceeds from sale of investments	59,883	98,871
Cash payments for intangible assets	(216)	(280)
Net cash provided by investing activities	23,519	12,764

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	35,000	—
Proceeds from the paycheck protection program	7,820	—
Repayment of paycheck protection program	(7,820)	—
Payments for debt issuance costs	(350)	—
Payments of employee tax withholding in exchange of common stock awards	(658)	—
Cash paid for debt portion of finance leases	(8)	(17)
Proceeds from exercise of stock options	1,784	2,515
Net cash provided by financing activities	35,768	2,498
Net increase in cash, cash equivalents, and restricted cash	44,206	584
Cash, cash equivalents, and restricted cash, beginning of period	41,724	30,294
Cash, cash equivalents and restricted cash, end of period	$85,930	30,878

Supplemental disclosures of cash flow activity:
Cash paid for interest	$23	25
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$617	567
Obtaining a right-of-use asset in exchange for a lease liability	$796	26
Embedded derivative associated with the long-term debt	$2,563	—

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In Thousands)

	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Three Months Ended June 30, 2020
Balance at March 31, 2020	39,738,767	$397	$311,850	$(188,053)	$124,194
Net Loss	-	-	-	(8,105)	(8,105)
Stock-based compensation	-	-	2,222	-	2,222
Issuance of restricted and performance stock units	10,021
Shares surrendered by employees to pay tax withholdings	(1,766)	-	(17)	-	(17)
Exercise of stock options and employee stock purchase plan	273,758	3	1,463	-	1,466
Balance at June 30, 2020	40,020,780	$400	$315,518	$(196,158)	$119,760

Six Months Ended June 30, 2020
Balance at December 31, 2019	39,589,755	$396	$311,618	$(179,861)	$132,153
Net Loss	-	-	-	(16,297)	(16,297)
Stock-based compensation	-	-	2,778	-	2,778
Issuance of restricted and performance stock units	145,943	1	(1)	-	-
Shares surrendered by employees to pay tax withholdings	(38,736)	(1)	(657)	-	(658)
Exercise of stock options and employee stock purchase plan	323,818	4	1,780	-	1,784
Balance at June 30, 2020	40,020,780	$400	$315,518	$(196,158)	$119,760

Three Months Ended June 30, 2019
Balance at March 31, 2019	39,128,843	$391	$300,582	$(160,229)	$140,744
Net Loss	-	-	-	(7,023)	(7,023)
Stock-based compensation	-	-	2,674	-	2,674
Exercise of stock options and employee stock purchase plan	123,451	2	1,563	-	1,565
Balance at June 30, 2019	39,252,294	$393	$304,819	$(167,252)	$137,960

Six Months Ended June 30, 2019
Balance at December 31, 2018	38,900,875	$389	$297,319	$(150,726)	$146,982
Net Loss	-	-	-	(16,526)	(16,526)
Stock-based compensation	-	-	4,989	-	4,989
Issuance of restricted and performance stock units	38,028	-	-	-	-
Exercise of stock options and employee stock purchase plan	313,391	4	2,511	-	2,515
Balance at June 30, 2019	39,252,294	$393	$304,819	$(167,252)	$137,960

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2020 and December 31, 2019 and for the three and six-month periods ended June 30, 2020 and 2019.  The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019, as amended on Form 10-K/A.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three and six-months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2020. Specifically, we are uncertain of the extent to which the Coronavirus Disease 2019 (“COVID-19”) pandemic will affect our sales channels, supply chain, manufacturing, distribution capabilities, clinical trials, employee availability and productivity and capital expenditures.  The Company’s access to healthcare facilities has improved each month, although restrictions remain and supporting customers remotely continues to be an important learned capability.  There can be no assurances that resurgences of COVID-19 will not affect our future results.

The presentation of long-term obligations and contract liabilities were condensed on the Company’s balance sheet to conform to current year presentation.

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

Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848).  The ASU also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients.  The elective contract modification guidance in the ASU applies to “contracts or other transactions that reference [LIBOR] or a reference rate that is expected to be discontinued as a result of reference rate reform” (an “affected rate”).  The optional amendments are effective for all entities as of March 12, 2020 through December 31, 2020.  As of June 30, 2020, this standard did not have a material impact on the Company’s consolidated financial statements.

Derivative Instruments

Company analyzes all financial instruments with features under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”.  The Company records liability classified equity contracts at fair value at the issuance and recorded as a liability.  The Company also reviews debt agreements for embedded features. If these features are not clearly and closely related to the debt host, they meet the definition of a derivative and require bifurcation from the host.   All derivative instruments are recorded on the balance sheet at their respective fair values.  The Company will adjust the carrying value of the derivative liability to fair value at each subsequent reporting date.  The changes in the value of the derivatives are recorded in the consolidated statement of operations in the period in which they occur.

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

The opening and closing balances of the Company’s contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2019	$15,321	$18	$42
Closing, June 30, 2019	16,285	19	29
Increase (decrease)	964	1	(13)

Opening, January 1, 2020	$16,944	$14	$15
Closing, June 30, 2020	14,049	14	9
Increase (decrease)	(2,895)	-	(6)

Loss Per Share of Common Stock

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, options and awards of 2,459,220 and 1,712,834 shares which were outstanding as of June 30, 2020 and 2019, respectively, were not included in the computation of diluted net loss per share because they are anti-dilutive.

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

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard® Nerve Protector, Axoguard® Nerve Cap, Avive® Soft Tissue Membrane, Acroval® Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	June 30,	December 31,
	2020	2019

Finished goods	$9,101	$10,403
Work in process	771	730
Raw materials	2,964	2,728
Inventories	$12,836	$13,861

The Company monitors the shelf life of its products and historical expiration and spoilage trends and writes-down inventory based on the estimated amount of inventory that may not be distributed before expiration or spoilage.  For the six months ended June 30, 2020 and 2019, the Company had adjustments to the provision for inventory write downs of $1,624 and ($95) respectively.

5.	Fair Value Considerations

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

On June 30, 2020, the Company entered into the Oberland Facility (see Note 10), concluding that the term debt instrument included certain embedded features that required separate accounting (the “Debt Derivative Liability”) and that the equity contract entered into concurrently was required to be classified as a liability and recorded at its fair value (the “Common Stock Derivative Option Liability”).  These instruments were determined to be financial liabilities requiring Level 3 fair value measurements.

Debt Derivative Liability

The debt derivative liability was measured using a ‘with and without’ valuation model to compare the fair value of the Oberland Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Oberland Facility including the embedded derivative features was determined using a probability-weighted expected return model (“PWERM”) based on four potential settlement scenarios for the Oberland Facility due to a mandatory prepayment event between January 1, 2024 and June 30, 2027; (a) the prepayment of the Oberland Facility at the Company’s option; and (b) the repayment of the Oberland Facility at its maturity in accordance with the terms of the debt agreement. The estimated settlement value of each scenario, which would include any required make-whole payment (see Note 10) is then discounted to present value using a discount rate that is derived based on the initial terms of the Oberland Facility at issuance and corroborated utilizing a synthetic credit rating analysis.

The significant inputs that are included in the valuation of the debt derivative liability include:

	June 30, 2020
Input
Remaining term (years)	7.0 years
Maturity date	June 30, 2027
Coupon rate	9.50%
Revenue participation payments	Maximum each year
Discount rate	10.83%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)

(1)	Represents a significant unobservable input

Common Stock Derivative Option Liability

The common stock option liability was measured using a Monte Carlo simulation model to simulate the future changes in the Company’s common stock price from the issuance date of the option agreement through the termination date of the option agreement. The 45-day volume weighted average price (“VWAP”) (see Note 10 for additional details) is calculated for each simulation trial to determine the effective exercise price and number of common shares to be issued. The model assumes the holder will only exercise the option if the common stock is in the money on the exercise date. The value of the option is then determined based on the number of shares to be issued and the stock price on the date that the option is exercised. This option value is then discounted back to present value. The calculated present value of the option is then estimated using the average of 100,000 trials of the simulation model.

The significant inputs that are included in the valuation of the common stock option liability include:

	June 30, 2020
Input
Option term	7.0 years
Company stock price	$9.24
Risk free rate	0.49%
Equity volatility	60%	(1)
Simulation trials	100,000

(1)	Represents a significant unobservable input

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2020
Assets:
Money market funds	$32,512	$—	$—	$32,512
U.S. government securities	4,548	—	—	4,548
Corporate bonds	—	8,136	—	8,136
Commercial paper	—	9,386	—	9,386
Asset-backed securities	—	3,605	—	3,605
Total assets	$37,060	$21,127	$—	$58,187

Liabilities
Debt derivative liability	$—	$—	$2,387	$2,387
Common stock derivative option liability	—	—	176	176
Total liabilities	$—	$—	$2,563	$2,563

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Assets:
Money market funds	$26,812	$—	$—	$26,812
U.S. government securities	4,544	—	—	4,544
Corporate bonds	—	17,754	—	17,754
Commercial paper	—	24,679	—	24,679
Asset-backed securities	—	13,808	—	13,808
Total assets	$31,356	$56,241	$—	$87,597

There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three and six months ended June 30, 2020.  The maturity date of the Company’s investments is less than one year.

The following represents the rollforward of the fair value of instruments classified as Level 3 measurements from December 31, 2019 to June 30, 2020:

Year Ending December 31, 2020
Beginning Balance	$—
Option to purchase shares	176
Fair Value of Derivative Feature	2,387
Ending Balance, June 30, 2020	$2,563

6.	Prepaid Expense and Other

Prepaid and other assets consist of the following:

	June 30,	December 31,
	2020	2019

Prepaid insurance	$1,077	$—
Stock option receivable	—	244
Litigation receivable	21	98
Prepaid events	448	110
Prepaid marketing	417	227
Prepaid software license	239	207
Prepaid professional fees	684	433
Other Prepaid items	519	387
Prepaid and Other Assets	$3,405	$1,706

Our policy year for our insurance runs on a calendar year and as such a significant portion of the policy payment is made at the beginning of the new year and amortized to expense throughout the remaining year.

7.	Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2020	2019

Furniture and equipment	$2,232	$2,059
Leasehold improvements	2,250	2,203
Processing equipment	2,887	2,772
Land	731	731
Projects in process	21,140	10,886
Property and equipment, at cost	29,240	18,651
Less: accumulated depreciation and amortization	(4,382)	(3,764)
Property and equipment, net	$24,858	$14,887

Depreciation expense for the three months ended June 30, 2019 and 2018 was $311 and $228, respectively.  Depreciation expense for the six months ended June 30, 2019 and 2018 was $618 and $439, respectively.  The significant increase in projects in process is related to our Axogen Processing Center (“APC”) facility (See Note 13).

On September 20, 2018, the Company entered into an agreement (the “Heights Agreement”) with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space (the “Heights Union Premises”) in Tampa, Florida.  In May 2020, the Company entered into a construction escrow agreement (the “Escrow Agreement”) with Heights Union and Commonwealth Land Title Insurance Company (“Escrow Agent”) which provided for the establishment of a federally insured escrow bank account (the “Escrow Account”) to hold Company fund to be used for tenant improvements in excess of the tenant allowance as provided in the Heights Agreement. The Company deposited $5,828 into the Escrow Account in June 2020 for use in completing construction of the tenant improvements.  The Escrow Agent will disburse the funds upon joint written instructions from Heights Union and the Company.  In June, $1,218 was disbursed from the Escrow Account and recorded in property and equipment account of the balance sheet.  The Company anticipates depleting the Escrow Account by October 2020.  As of June 30, 2020, $4,610 remained in the Escrow Account and is recorded as restricted cash in the condensed consolidated balance sheet.

8.	Intangible Assets

The Company’s intangible assets consist of the following:

	June 30,	December 31,
	2020	2019

License agreements	$1,080	$1,067
Less: accumulated amortization	(696)	(647)
License agreements, net	$384	$420

Trademarks	350	334

Patents	1,033	845
Less: accumulated amortization	(107)	(84)
Patents, net	$926	$761
Intangible assets, net	$1,660	$1,515

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods up to 20 years. Amortization expense was approximately $36 and $30 for the three months ended June 30, 2020 and 2019, respectively.  Amortization was approximately $72 and $56 for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, future amortization of license agreements and patents are as follows:

Year Ending December 31,
2020 (excluding six months ended June 30, 2020)	$76
2021	154
2022	154
2023	112
2024	54
Thereafter	760
TOTAL	$1,310

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

Royalty fees were approximately $436 and $547 during the three months ended June 30, 2020 and 2019, respectively, and approximately $929 and $996 during the six months ended June 30, 2020 and 2019, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019

Accounts payable	$3,887	$8,262
Accrued expenses	2,461	3,237
Accrued compensation	6,103	7,631
Accounts Payable and Accrued Expenses	$12,451	$19,130

10. Long Term Debt

On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the “Oberland Facility”) and obtained the first tranche of $35,000 at closing).  The Oberland Facility provides for up to $75,000 through two additional tranches that can be drawn by December 31, 2021 and requires interest-only payments for the duration of the term.  A second tranche of $15,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of at least $20,000. Such second tranche may also be put to the Company at any time by Oberland Capital. A third tranche of $25,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of $28,000.  The Company estimates that financing costs for this facility are approximately $650 and will be recorded as a contra liability to the debt facility.  As of June 30, 2020, the Company has paid $350 of the financing costs.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of June 30, 2020). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance (with the first tranche issue on June 30, 2020 maturing on June 30, 2027).  In connection with the Oberland Facility, the Company entered into a Revenue Participation Agreement with Oberland Capital, which provides that, among other things, an additional quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full.  Payments will commence on September 30, 2021.  This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount.

Additionally, Oberland Capital has the right to purchase up to $3,500 worth of Axogen common stock from Axogen in one transaction at any time after closing of the Oberland Facility until the later of (i) the date all amounts due under the Oberland Facility are repaid and (ii) June 30, 2027 (the “Oberland Option”). The purchase price of the common stock will be calculated based on the 45-day moving average of the closing stock price on the day prior to the purchase.  In the event that Oberland Capital exercises the Oberland Option and is issued common stock, Oberland Capital will receive certain protective rights (including protection from down-round stock issuances) for a period of one year subsequent to the issuance. The Company is also required to register the shares underlying the Oberland Option on a ‘best-efforts’ basis.

The amounts outstanding under the Oberland Facility may be accelerated upon certain events, including: (a) required mandatory prepayments upon an asset sale; (b) in the event Axogen is subject to (i) any litigation brought by a Governmental Authority (as defined in the Oberland Facility) including intervention after litigation is commenced by a Person (as defined in the Oberland Facility ), or (ii) any final administrative action by a Governmental Authority, in each case arising out of or in connection with any of the Company’s registry studies, payments made to doctors or training activities with respect to healthcare professionals (excluding certain final administrative action that have been fully and finally resolved by the parties pursuant to a settlement agreement) or (c) upon the occurrence of an event of default (either automatically or at the option of Oberland Capital depending on the nature of the event).  In addition, the Company has the right to prepay any amounts outstanding under the Oberland Facility. Upon maturity or upon such earlier repayment of the Oberland Facility, the Company will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return (“IRR”) to Oberland Capital of at least 11.5%, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital.

Upon the occurrence of an event of default, the interest rate incurred on amounts outstanding under the Oberland Facility will be increased by 4%. The Oberland Facility includes a financial covenant requiring the Company to achieve revenue targets of $8.75 for the third and four quarters of 2020, $17.5 for the first and second quarter of 2021 and $20 for each quarter thereafter.  In the event of a failure to meet such covenant the Company may avoid a default by electing to be subject to a liquidity covenant and meeting all of the obligations required by such covenant.  Specifically, the liquidity covenant provides that the Company must maintain on deposit in a cash collateral account an amount not less than 1.1 times the aggregate outstanding principal balance of all outstanding loan amounts.  The borrowings under the Oberland Facility are secured by substantially all of the assets of the Company.   As of June 30, 2020, the Company was in compliance with the minimum revenue covenant.

Accounting Considerations

The Company assessed the accounting impact of the Oberland Facility and the related agreements entered into with Oberland Capital. The Company concluded that the Oberland Facility and the Revenue Participation Agreement should be assessed on a combined unit of account basis (with the Revenue Participation Agreement being considered as an embedded feature with the Oberland Facility), and that the Oberland Option should be considered as a separate freestanding instrument for analysis purposes.

In relation to the Oberland Facility and Revenue Participation Agreement, the Company assessed the identified embedded features to determine if they would require separate accounting. In performing this assessment, the Company concluded the following embedded features met the definition of a derivative and would not be considered clearly and closely related to the debt instrument, requiring separate accounting as bifurcated derivatives:

●	Mandatory prepayments upon an asset sale or litigation involving the government, including the make-whole payment (put rights)
●	Optional or automatic prepayment upon an event of default (put rights)
●	Payments under the Revenue Participation Agreement (contingent interest feature)
●	Additional interest upon events of default (contingent interest feature)

The Company considered these separable embedded features on a combined basis as a single derivative feature. The Company estimated the fair value of these features as $2,387 as of the date of issuance of the Oberland Facility (see Note 5 for fair value disclosures) and recorded this value as a deduction to the carrying value of the Oberland Facility.

In relation to the Oberland Option, the Company concluded that the equity contract met the definition of a derivative and did not qualify for an exception from derivative accounting. As such, the Company concluded that the Oberland Option should be classified as a liability. The Company estimated the fair value of the Oberland Option as $176 as of the date of issuance of the Oberland Facility (see Note 5 for fair value disclosures) and recorded this value as a deduction to the carrying value of the Oberland Facility.  As of June 30, 2020, the carrying amount of the long-term debt reported in the consolidated balance sheet approximates fair value using Level 2 inputs in the fair value hierarchy.  Fair values are generally estimated based on quoted market prices for similar instruments.

The following represents the components of the net carrying value of the Oberland Facility at June 30, 2020:

	June 30,
	2020
	Principal Balance	Debt Discount	Debt Issuance Costs, Net	Long-term Debt, Net

Oberland facility	$35,000	$(2,563)	$(477)	$31,960

Other Long-Term Debt

On April 23, 2020, the Company received a Small Business Administration (“SBA”) loan under the Paycheck Protection Program (“PPP”) in the amount of $7,820.  The loan was obtained pursuant to the original guidance of the SBA to preserve positions in the Company by providing necessary economic relief during this period of reduced surgical procedures because of the negative business effects of COVID-19.  The Company believed it correctly applied for the loan, met the initial intent of the PPP program to preserve jobs and believed it complied with the representations provided in the loan documents.  However, subsequent to obtaining the loan, the United States Treasury Department issued guidance, which the Company believes contradicts the original intent and language of the PPP, providing that public companies are unlikely to be able to meet the standards for receiving the PPP loan.  As a result of this change, the Company believed it was in its best business interests to repay the loan and did so on May 5, 2020.

11.	Stock Incentive Plan

At the 2019 Annual Meeting of Shareholders held on August 14, 2019, the shareholders approved the Axogen 2019 Long-Term Incentive Plan (the “New Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  The number of shares of common stock authorized for issuance under the New Axogen Plan is (A) 3,385,482 shares, comprised of (i) 3,000,000 new authorized shares and (ii) 385,482 unallocated shares of common stock available for issuance as of August 14, 2019 pursuant to the Company’s 2010 Stock Incentive Plan, as amended and restated (the “Prior Axogen Plan”), that were not then subject to outstanding awards; plus (B) shares under the Prior Axogen Plan and the New Axogen Plan that are cancelled, forfeited, expired, unearned or settled in cash, in any such case that does not result in the issuance of common stock.  Following shareholder approval of the New Axogen Plan, no future awards will be made under the Prior Axogen Plan. As of June 30, 2020, 1,974,649 shares of common stock were available for issuance under the New Axogen Plan.

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

Performance stock units generally have a requisite service period of three years and are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses their fair value over the requisite service period. Restricted stock units have a requisite service period of four years.  The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period.

In February 2020, the Company issued PSUs relating to a 2017 grant with performance metrics tied to 2019 revenue.  The award was issued at 72.3% of achievement and therefore, 27.7% of the stock compensation, or $536 relating to this grant was forfeited or reversed in the first quarter 2020. In addition, as a result of COVID-19 and the expected decline in revenue for 2020, it was determined that the 2018 PSU grant with performance metrics tied to 2020 revenue would not be awarded and therefore stock compensation related to these grants of $1,161 was forfeited.  In June 2020, the Company concluded that the performance metrics relating to the 2020 PSU grant with performance metrics tied to 2021 revenue were no longer probable and therefore stock compensation related to these grants of $340 was also forfeited.

The New Axogen plan allows an immediate share repurchase feature for tax withholding.  The Company has a statutory obligation to withhold taxes on the employee’s behalf and the tax withholding is limited to the maximum statutory tax rates in the employees’ applicable jurisdictions.  In the six months ended June 30, 2020, employees surrendered 38,736 shares of RSU and PSU to the Company. As a result, the Company paid $658 of tax withholdings for the employees.

The Company also maintains the Axogen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price.  A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and, as of June 30, 2020, 373,066 shares remained available for issuance.  In June 2020, the employees purchased 77,239 shares at $7.85 through the 2017 ESPP plan.

The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, as well as the adjustment mention above, of approximately $2,222 and $2,674 for the three months ended June 30, 2020 and 2019, respectively and approximately 2,778 and $4,989 for the six months ended June 30, 2020 and 2019, respectively.

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

A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	3,420,181	$ 12.69	5.7	$ 26,074

Granted	600,130	$ 9.00
Vested	(246,579)	$ 4.90
Cancelled	(85,499)	$ 21.44

Outstanding, June 30, 2020	3,688,233	$ 12.41	6.10	$ 5,690
Exercisable, June 30, 2020	2,070,181	$ 8.77	4.02	$ 5,394

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Six months ended June 30,	2020	2019

Expected term (in years)	5.88	5.76
Expected volatility	59.52%	53.61%
Risk free rate	0.38%	2.59%
Expected dividends	—%	—%

A summary of the status of non-vested RSUs/PSUs as of June 30, 2020 and the changes during the six months then ended are presented below:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2019	1,113,696	$ 21.62	2.26	$ 19,800

Granted	849,890	$ 9.09
Vested	(145,886)	$ 18.18
Forfeited	(73,982)	$ 19.66

Unvested June 30, 2020	1,743,718	$ 15.89	2.23	$ 16,066
Vested and Expected to Vest	1,743,718	$ 15.89	2.23	$ 16,066

At June 30, 2020, the total future stock compensation expense related to non-vested awards is expected to be approximately $19,118.

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

13.  Commitments and Contingencies

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

The Company and Heights Union are parties to the Heights Agreement for the lease of seventy-five thousand square feet of office space in Tampa, Florida.  Pursuant to the Heights Agreement, the Company will use the leased premises for general office, medical laboratory, training and meeting purposes.  The Company anticipates occupying the premises by the fourth quarter of 2020.  As of June 30, 2020, the Company has recorded $1,855 in the current fiscal year and $2,296 to date of leasehold improvements to the new facility.  These costs are recorded in construction in progress in its consolidated balance sheet.

The components of total lease expense for the three months ended June 30, 2020 were as follows:

	2020	2019
For the Three months Ended June 30,
Finance lease costs
Amortization of right-to-use assets	$6	$6
Interest on lease liabilities	1	2
Operating lease costs	491	475
Short term lease costs	10	4
Variable lease costs	51	14
Total lease cost	$559	$501

For the Six Months Ended June 30,
Finance lease costs
Amortization of right-to-use assets	$11	$11
Interest on lease liabilities	2	2
Operating lease costs	976	964
Short term lease costs	10	16
Variable lease costs	61	15
Total lease cost	$1,060	$1,008

The short-term lease cost shown above reasonably reflects the Company’s ongoing short-term lease commitment.

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Finance Leases
Finance lease right-of-use assets	$76	$87
Current maturities of long-term obligations	$17	$17
Long term obligations	$22	$30
Operating Leases
Operating lease right-of-use assets	$3,138	$3,133
Current maturities of long-term obligations	$1,536	$1,719
Long term obligations	$1,629	$1,565

Other information related to leases was as follows:

For the Six Months Ended June 30,	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$915	$949
Right-to-use assets obtained in exchange for new finance lease liabilities	$-	$15
Weighted-average remaining lease term - finance leases	2.5	3.2
Weighted-average remaining lease term - operating leases	1.1	2.3
Weighted-average discount rate - finance leases	7.28%	7.09%
Weighted-average discount rate - operating leases	6.00%	6.28%

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

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

	Operating	Finance
Year Ending December 31,	Leases	Leases
2020 (excluding six months ended June 30, 2020)	$931	10
2021	3,007	19
2022	3,525	10
2023	2,539	3
2024	2,601	1
2025	2,666	—
Thereafter	26,352	—
Total Future Minimum Lease Payments	$41,621	43
Less future payments for leases that have not yet commenced	(38,246)	—
Less imputed interest on commenced leases	(210)	(4)
Total Lease Liability	$3,165	39

The lease for office space in Tampa, Florida with Heights Union, LLC has not commenced and is therefore not included in the measurement of right-to-use assets and lease liabilities.  The Company anticipates occupying the premises by the fourth quarter of 2020.

Service Agreements

On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement initially had a five-year term ending August 31, 2020. On February 22, 2019, the agreement was amended to extend the term through December 31, 2021 and then on April 22, 2020 was further amended to extend the term through December 31, 2022 and provides the Company the right to terminate the agreement after February 28, 2022, with six-months advance written notice.  Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases”.  The Company also pays CTS for services in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended June 30, 2020 and 2019, the Company paid fees to CTS of approximately $279 and $574, respectively, and during the six months ended June 30, 2020 and 2019, approximately $739 and $1,057, respectively, and are included are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services.  The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft.  In September 2019, the Company entered into an amendment to this agreement.  The amendment extends the end of the study timeline from December 2019 to December 2021.  It also increases the total number of subjects enrolled and the number of sites used in the studies.  Payments made under this agreement were $107 and $309 for the three months ended June 30, 2020 and 2019, respectively.  Payments made under this agreement were $623 and $546 for the six months ended June 30, 2020 and 2019, respectively.

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

On July 9, 2019, Axogen entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC.  The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,000.  As of June 30, 2020, the Company has recorded $8,096 in the current year and $14,162 to date related to renovations and design build in construction in progress. These items are recorded as projects in process as part of the property and equipment in its condensed consolidated balance sheet.

Litigation

Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.) (the “Einhorn Litigation”) (the “Court”).

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, certain of its directors and officers (“Individual Defendants”), and (i) the several underwriters (the “2017 Offering Underwriters”) named in that certain Underwriting Agreement, dated November 16, 2017, by and between the Company and Leerink Partners LLC, as representative of the several underwriters named therein, and (ii) the several underwriters (the “2018 Offering Underwriters”) named in that certain Underwriting Agreement, dated May 8, 2018, by and between the Company and Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (the 2017 Offering Underwriters and 2018 Offering Underwriters, collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.  In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019 the parties’ presented oral arguments.  On April 21, 2020, the Court dismissed the Complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted.  The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020.  Axogen will file a motion to dismiss by August 6, 2020.  The Plaintiff must file an opposition to such dismissal by September 20, 2020.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper. The Company and Individual Defendants continue to dispute the allegations and intend to vigorously defend against any amended Complaint, if filed.  The amount of loss, if any, cannot be reasonably estimated at this time.

Michael Bach v. Karen Zaderej, Peter J. Mariani, Gregory G. Freitag, Jamie M. Grooms, Robert Rudelius et al, 27-CV-20-5997 (District Court, 4th Judicial District, Hennepin County, MN).

On October 3, 2019, the Company received a shareholder demand sent on behalf of shareholder Michael Bach requesting that the Board of Directors take action to remedy alleged breaches of fiduciary duties related to the claims in the report issued December 18, 2018 by Seligman Investments (substantially the same allegations that form the basis for the Einhorn matters referenced above).  On February 14, 2020 the Company sent a written response stating that it did not intend to take any further action.  On April 21, 2020, Bach filed a shareholder derivative complaint in Hennepin County, Minnesota, alleging breach of fiduciary duty, insider selling, corporate waste, and unjust enrichment.  The Board intends to vigorously defend itself in this matter.  The amount of loss, if any, cannot be reasonably estimated at this time.

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

14.  Retirement Plan

Axogen 401(k) Plan

The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  Employer contributions to the 401(k) Plan for the three months ended June 30, 2020 and 2019 were approximately $288 and $258, respectively and for the six months ended June 30, 2020 and 2019 were approximately $583 and $475, respectively.

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

Cautionary Statement Regarding the Impact of the COVID-19 Pandemic

Coronavirus Disease 2019 (“COVID-19”) has had a significant adverse impact upon many sectors of the economy and the Company. With respect to the medical industry in particular, the pandemic initially has caused hospitals and clinics to: 1) reallocate their medical teams and resources to prepare for, and treat, increased COVID-19 patients; 2) defer or limit elective and non-emergency procedures; 3) restrict hospital access to non-essential personnel, including sales and clinical representatives not directly required for a specific procedure; and 4) temporarily discontinued clinical research not related to COVID-19. Accordingly, the Company advised all field-based teams to enter hospitals or clinics only at the request of a surgeon or hospital staff member (which mandate has since been lifted) and to complete all tasks occurring in hospitals or clinics in a manner that minimized human interaction (which mandate has since been lifted) and maintain social distancing.

In response to the COVID-19 pandemic, our top priority has been the health and safety of those we serve, including healthcare professionals and their patients, as well as our employees, communities, and suppliers. At the same time, we adapted to this new environment to continue to support our customers and their patients.  To achieve these objectives, specific steps were taken including:

●	Established an executive-level COVID-19 core team that meets daily to review, implement, and communicate State and CDC guidelines and other important safety and operational protocols across the organization;
●	Instructed all field-based teams to support customers remotely, only entering hospitals or clinics at the request of a surgeon or hospital staff to support patient care, and to complete all tasks in a manner that minimizes human interaction and maintained social distancing;
●	Converted office-based staff to work from home arrangements;
●	Divided our Texas distribution organization into two independent teams working on rotational weekly schedules to create separation in the event of an employee becoming exposed to the virus;
●	Temporarily suspended the collection and processing of tissue, allowing utilization of existing inventory and preserving personal protective equipment;
●	Established a back-up distribution center in our Alachua headquarters facility to preserve our ability to supply customers in the event our Texas center became exposed and was required to be shut down for several days for disinfecting; and
●	Established new safety protocols at each of our facilities that include social distancing, mask wearing and, cleaning and disinfecting.

Although the Company’s sales team continues to support customers and their patients, the foregoing actions taken by the Company, governmental authorities (which, among other things, we believe led to a decline in the incidence of traumatic injuries as individuals’ day-to-day activities were restricted) and within the medical industry, as well as other effects of the pandemic, have had, and are expected to continue to have, a negative impact on the Company’s financial results. Accordingly, the Company took certain actions to preserve financial flexibility and partially mitigate the significant impact of COVID-19:

●	Effective April 26, 2020, we reduced salaries for executive employees and board fees by 20%, and for all other exempt salaried employees by 10% or 15%;

●	We completed an employee layoff of approximately 10% of our workforce and implemented a hiring freeze (with very limited exceptions);
●	We temporarily suspended recovery and processing of tissue for certain of our products in order to utilize existing inventory;
●	We deferred completion of our new biologics processing center in Vandalia, Ohio, which defers approximately $25 million of expected 2020 capital expenditures to 2021, and extended the termination date of the CTS Agreement to December 31, 2022, which allows us to continue manufacturing our products pursuant to the CTS Agreement through such date; and
●	Reduced certain discretionary spending, including travel, conference participation, surgeon education (as a result of surgeon travel restrictions), certain clinical trials (excluding our RECON, RANGER and our REPOSE trials) and selected projects across the organization.

In May of 2020, the Company’s sales team began re-entering health care facilities, following local, regional and national guidelines and using contact tracing.  The Company’s access to healthcare facilities has improved each month, although restrictions remain and supporting customers remotely continues to be an important learned capability.  During the three months ended June 30, 2020, the Company experienced short-term regional surges in nerve repair cases as hospitals began to lift restrictions and many deferred procedures were completed.  In many of our sales territories, the Company experienced these recovery surges typically followed by a return to more normalized levels.  The Company expects that most of these deferred procedures will be scheduled by the end of the summer, and we are carefully monitoring the regional impact of COVID-19 resurgence and believe that such resurgences will likely continue to negatively impact both the incidence of traumatic injury, and surgical procedure volumes in certain geographies.

COVID-19 has impacted our clinical study programs and the Company has implemented strategies to help manage these disruptions across several of its studies.  The Company has increased its efforts to support completion of subject follow-up visits during the COVID-19 crisis by implementing an expanded home health visit program.  This allows follow-up visits to be conducted by a trained healthcare professional outside of the clinic environment and with the appropriate safety precautions.

As the Company began to experience some recovery from COVID-19, some of our cost mitigation initiatives were lifted such as the restoration of pay levels, which will be lifted for most employees in August 2020.  The Company’s officers and its board will continue with a 20% pay cut until changed by action of the board.  In addition, the Company also began a gradual restart of our tissue processing in June and expects to ramp to required demand in the third quarter.  While the Company expects the path and pace of recovery to be uncertain, the remaining cost mitigation initiatives and deferrals have expected to improve cash burn over the next several quarters.

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

Revenue from the distribution of Axogen’s nerve repair products, Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector and Avive Soft Tissue Membrane, in the United States is the main contributor to Axogen’s total reported sales and has been the key component of our growth to date.

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and have ordered Axogen products at least six times in the last 12 months.  The number of active accounts in the second quarter of 2020 was 786, representing an increase of 3% compared to the number of active accounts in the second quarter of 2019.

Traditionally revenue growth has primarily occurred from increased purchasing from active accounts, followed by revenue growth from new accounts.  Each new period of measurement has thus benefited from growth in active accounts which may include those that were new accounts in the prior measurement period.   COVID-19 has disrupted our traditional activity which despite a modest increase in active accounts, revenue per active accounts were less and resulted in lower revenue.  Axogen has invested to broaden its sales and marketing focus, which is expected to have a positive contribution to its revenue growth in the long term, and invested in the development of our commercial team, infrastructure capabilities, clinical studies, product development and research, as well as surgeon education.  Despite cost mitigation efforts, expenses exceeded the revenue Axogen was able to generate.

There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K, as amended on Form 10-K/A.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020		2019
		% of		% of
	Amount	Revenue	Amount	Revenue

	(dollars in thousands)
Revenues	22,116	100.0%	26,701	100.0%
Cost of goods sold	5,605	25.3	4,244	15.9
Gross Profit	16,511	74.7	22,457	84.1
Cost and expenses
Sales and marketing	14,290	64.6	18,467	69.2
Research and development	4,071	18.4	4,282	16.0
General and administrative	6,404	29.0	7,380	27.6
Total costs and expenses	24,765	112.0	30,129	112.8
Loss from operations	(8,254)	(37.3)	(7,672)	(28.7)
Other income (expense):
Investment income	237	1.1	654	2.4
Interest expense	(31)	(0.1)	(11)	(0.0)
Other (expense)/income	(57)	(0.3)	6	0.0
Total other income, net	149	0.7	649	2.4
Net Loss	(8,105)	(36.6)%	(7,023)	(26.3)%

Revenues

Revenues for the three months ended June 30, 2020 decreased 17% to $22,116 as compared to $26,701 for the three months ended June 30, 2019.  As mentioned in our previous filings, as the COVID-19 outbreak increased in severity through March and April, our accounts began to reallocate their resources to prepare for and treat COVID-19 patients and defer certain non-emergent surgical procedures.  Additionally, we believe that various stay-at-home orders and other restrictions implemented across the country in response to COVID-19 served to reduce the incidence of traumatic injury.  These factors combined to negatively impact the Company revenue.

In May of 2020, certain hospitals and surgery centers began performing elective surgeries and allowed our sales reps to begin entering their facilities once again.  As a result, we began to experience an increase in revenue as these facilities began scheduling surgeries.  Although the Company has begun to see a recovery, its unit volume decreased by 19% in the second quarter 2020 as compared to the prior year quarter.  This decrease was slightly offset by the net impact of price increases and changes in product mix of 2%.  While COVID-19 continued to have a material negative impact on our revenue during the quarter, our revenue showed steady improvement over the course of the quarter as the Company was able to effectively support our customers as they reopened their surgical schedules.

Gross Profit

Gross profit for the three months ended June 30, 2020 decreased 23% to $16,512 as compared to $22,456 for the three months ended June 30, 2019.  Gross margin decreased to 75% in the three months ended June 30, 2020 compared to 84% for the three months ended June 30, 2019.  The decrease in gross margins was primarily the result of increased period costs of $1,633 recorded in the quarter resulting from our temporary suspension of production through most of the quarter, as well as increased provision for inventory write-downs.  The Company believes that gross margins will return to normalized levels as sales recover.

Costs and Expenses

Total costs and expenses decreased 18% to $24,765 for the three months ended June 30, 2020, as compared to $30,129 for the three months ended June 30, 2019.  The decrease in operating expenses was primarily attributable to a reduction in travel, commission and our surgeon professional education conferences as a result of COVID-19, as well as the net impact of our cost mitigation initiative implemented in April 2020.  As a percentage of total revenues, total costs and expenses decreased to 112% for the three months ended June 30, 2020, as compared to 113% for the three months ended June 30, 2019.

Sales and marketing expenses decreased 22% to $14,290 for the three months ended June 30, 2020, as compared to $18,467 for the three months ended June 30, 2019. This decrease was primarily due to reduced compensation expenses, including commissions, related to the decreases in revenue, reduction in our surgeon education as we have cancelled in-person education programs and travel as a result of travel restrictions and our cancelled education programs.  As a percentage of total revenues, sales and marketing expenses decreased to 65% for the three months ended June 30, 2020 as compared to 69% for the three months ended June 30, 2019.

General and administrative expenses decreased 13% to $6,404 for the three months ended June 30, 2020, as compared to $7,380 for the three months ended June 30, 2019. The decrease is primarily related to the reduction in professional fees, travel expenses and compensation expense including lower stock compensation.  As a percentage of total revenues, general and administrative expenses increased to 29% for the three months ended June 30, 2020 as compared to 28% for the three months ended March 31, 2019.

Research and development expenses decreased 5% to $4,071 for the three months ended June 30, 2020, as compared to $4,282 for the three months ended June 30, 2019.  Research and development costs include Axogen’s product development including expenses in support of our BLA for the Avance Nerve Graft, (“Development”), and clinical trials (“Clinical”).  Development represented approximately 50% of total research and development expense in the three months ended June 30, 2020 as compared to 58% in the prior year period.  Clinical represented approximately 50% of research and development expense in the three months ended June 30, 2020 as compared to 42% in the prior year period.  COVID-

19 has impacted the Company’s clinical study programs and the Company has implemented strategies to help manage these disruptions.  Although our clinical trial activities have decreased due to the access restrictions in various study sites, as a result of COVID-19, our total investment in clinical trials increased over the prior year period.  As a percentage of total revenues, research and development expenses were 18% for the three months ended June 30, 2020 as compared to 16% for the three months ended June 30, 2019.

Other Income and Expenses

For the three months ended June 30, 2020 and 2019, we recognized $237 and $654, respectively, of investment income from our asset management and cash investment sweep accounts.  The decrease is primarily from the lower average investment balances and the movement to increased cash reserves during the pandemic in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended June 30, 2020 and 2019, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020		2019
		% of		% of
	Amount	Revenue	Amount	Revenue

	(dollars in thousands)
Revenues	$46,377	100.0%	49,986	100.0%
Cost of goods sold	10,421	22.5	7,958	15.9
Gross Profit	35,956	77.5	42,028	84.1
Cost and expenses
Sales and marketing	32,128	69.3	34,901	69.8
Research and development	8,685	18.7	8,421	16.8
General and administrative	11,906	25.7	16,581	33.2
Total costs and expenses	52,719	113.7	59,903	119.8
Loss from operations	(16,763)	(36.1)	(17,875)	(35.8)
Other income (expense):
Investment income	548	1.2	1,370	2.7
Interest expense	(62)	(0.1)	(25)	(0.1)
Other (expense)/income	(20)	(0.0)	4	0.0
Total other income, net	466	1.0	1,349	2.7
Net Loss	$(16,297)	(35.1)%	(16,526)	(33.1)%

Revenues

Revenues for the six months ended June 30, 2020 decreased 7% to $46,377 as compared to $49,986 for the six months ended June 30, 2019.  As mentioned in our previous filings, as the COVID-19 outbreak increased in severity through March and April, our accounts began to reallocate their resources to prepare for and treat COVID-19 patients and defer certain non-emergent surgical procedures.  Additionally, we believe that various stay-at-home orders and other restrictions implemented across the country in response to COVID-19 served to reduce the incidence of traumatic injury.  These factors combined to negatively the Company revenue.

As previously mention above, certain hospitals and surgery centers began performing elective surgeries and allowed our sales representatives to begin entering their facilities once again in May.  As a result, we began to experience a surge in revenue as these facilities began scheduling surgeries.  Although the Company has begun to see a recovery, its unit volume decreased by 10% in the six months ended June 30, 2020 as compared to the prior year period.  This decrease was slightly offset by the net impact of price increases and changes in product mix of 3%.  While COVID-19 continued to have a material negative impact on our revenue during the quarter, our revenue showed steady improvement over the course of the quarter as the Company was able to effectively support our customers as they reopened their surgical schedules.

Gross Profit

Gross profit for the six months ended June 30, 2020 decreased 14% to $35,956 as compared to $42,028 for the six months ended June 30, 2019.  Gross margin was negatively impacted in the six months ended June 30, 2020 as a result of a $1,713 increase in period costs resulting from our temporary suspension of tissue processing; and increases in write-downs for estimated excess and obsolete inventory to account for expected lower product demand during the period of recovery. As a result, gross margin decreased to 78% for the six months ended June 30, 2020, as compared to 84% for the same period in 2019.

Costs and Expenses

Total costs and expenses decreased 12% to $52,719 for the six months ended June 30, 2020, as compared to $59,903 for the six months ended June 30, 2019.  Increases to salaries and benefits from increased headcount and project expenses in the six months ended June 30, 2020, were more than offset by a reduction in litigation fees, lower non-cash stock compensation expenses and in travel, as well as our cost mitigation initiative implemented in April.  The decrease in stock compensation in the first half of the year is primarily related to forfeitures of performance stock units awarded, and updated estimates of forfeitures of future performance awards resulting from the expected impact of COVID-19.  Travel expense was lower as COVID-19 resulted in the cancellation of medical conferences, surgeon education programs, in person sales meetings and other functions.  As a percentage of total revenues, total cost and expenses decreased to 114% for the six months ended June 30, 2020, as compared to 120% for the six months ended June 30, 2019.

Sales and marketing expenses decreased 8% to $32,128 for the six months ended June 30, 2020, as compared to $34,901 for the six months ended June 30, 2019.  Increases to salaries and benefits from increased headcount and severance were more than offset by decreases in commissions, cancellation of our surgeon education programs in the first half of the year and travel.  The majority of these decreases were the result of the impact COVID-19 has had the Company’s business.  As a percentage of total revenues, sales and marketing expenses decreased to 69% for the six months ended June 30, 2020 as compared to 70% for the six months ended June 30, 2019.

General and administrative expenses decreased 28% to $11,906 for the six months ended June 30, 2020 as compared to $16,581 for the six months ended June 30, 2019.  The decrease in general and administrative expenses included lower non-cash stock compensation in the period, primarily related to forfeitures of performance stock units awarded in the first quarter, and updated estimates of forfeitures of future performance awards resulting from the expected impact of COVID-19.  Additionally, general and administrative expenses in the prior year included $1,795 of litigation costs associated with the litigation matters.  These decreases were slightly offset by the increases in salaries and benefits from increased headcount.  As a percentage of total revenues, general and administrative expenses were 26% for the six months ended June 30, 2020 as compared to 33% for the six months ended June 30, 2019.

Research and development expenses increased 3% to $8,685 for the six months ended June 30, 2020 as compared to $8,421 for the six months ended June 30, 2019.  Development represented approximately 57% of total research and development expense in the six months ended June 30, 2020 as compared to 63% in the prior year period.  Clinical represented approximately 43% of research and development expense in the six months ended June 30, 2020 as compared to 37% in the prior year period.  The Company continues to focus on its BLA efforts and therefore has experienced higher costs associated with this project.  As a percentage of total revenues, research and development expenses for the six months ended June 30, 2020 were 19% as compared to 17% for the six months ended June 30, 2019.

Other Income and Expenses

For the six months ended June 30, 2020 and 2019, we recognized $548 and $1,370 of investment income from our asset management and cash investment sweep accounts.  This decrease is primarily related to the average cash balances held in the six months ended June 30, 2020 as compared to the prior year period.  For the six months ended June 30, 2020 and 2019, the Company incurred $62 and $25 of interest expense.  The Company anticipates higher interest income and interest expense as a result of the debt financing completed on June 30, 2020.

Income Taxes

We had no income tax expenses or income tax benefit for each of the six months ended June 30, 2020 and 2019, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during the three months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

Cash Flow Information

As of June 30, 2020, the Company had cash, cash equivalents, and restricted cash of $85,930, an increase of $44,206 from $41,724 at December 31, 2019, primarily as a result of the Company entering into a new debt facility on June 30th, which provided the Company with net proceeds of $34,650 at closing, as further described below.

The Company had working capital of $126,211 and a current ratio of 10.0 at June 30, 2020, compared to working capital of $114,141 and a current ratio of 6.5 at December 31, 2019. The increase in working capital and the current ratio at June 30, 2020, as compared to December 31, 2019, was primarily due to the closing of our new debt facility on June 30, 2020 offset by the use of working capital to fund operations, including but not limited to the payment in 2020 of the 2019 performance bonus, annual sales awards, and our annual sales meeting totaling $5,897 and prepaid annual insurance premiums totaling $2,155.  In addition, the Company paid capital expenditures related to construction of the biologics processing center in Vandalia, Ohio, and our Tampa, FL facility totaling $7,600 in the six months ended June 30, 2020.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the “Oberland Facility”) and obtained the first tranche of $35,000 at closing).  The Oberland Facility provides for up to $75,000 through two additional tranches that can be drawn by December 31, 2021 and requires interest-only payments for the duration of the term.  A second tranche of $15,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of at least $20,000. Such second tranche may also be put to the Company at any time by Oberland Capital. A third tranche of $25,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of $28,000.  The Company estimates that financing costs for this facility are approximately $650 and will be recorded as a contra liability to the debt facility.  As of June 30, 2020, the Company has paid $350 of the financing costs.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of June 30, 2020). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance (with the first tranche issue on June 30, 2020 maturing on June 30, 2027).  In connection with the Oberland Facility, the Company entered into a Revenue Participation Agreement with Oberland Capital, which provides that, among other things, an additional quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full.  Payments will commence on September 30, 2021.  This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount.   Upon maturity, the Company will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to Oberland Capital of 11.5%, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital.

Additionally, Oberland Capital has the right to purchase up to $3,500 worth of common stock from Axogen at any time after closing of the Oberland Facility until the later of (i) the date all amounts due under the Oberland Facility are repaid and (ii) June 30, 2027. The purchase price of the common stock will be calculated as the 45-day moving average of the closing stock price on the day prior to the purchase.

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

If the Company needs additional capital in the future, it may raise additional funds through public or private equity offerings or from other sources.  The sale of additional equity would result in dilution to the Company’s shareholders. There is no assurance that the Company will be able to secure funding on terms acceptable to it, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity.  Should additional capital not become available to the Company as needed, the Company may be required to take certain actions, such as slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

On April 23, 2020, the Company received a Small Business Administration (“SBA”) loan under the Paycheck Protection Program (“PPP”) in the amount of $7,820.  The loan, obtained pursuant to the original guidance of the SBA, to preserve positions in the Company by providing necessary economic relief during this period of reduced surgical procedures because of the negative business effects of COVID-19.  The Company believed it correctly applied for the loan, met the initial intent of the PPP program to preserve jobs and believed it complied with the representations provided in the loan documents.  However, subsequent to obtaining the loan, the United States Treasury Department issued guidance, which the Company believes contradicts the original intent and language of the PPP, providing that public companies are unlikely to be able to meet the standards for receiving the PPP loan.  As a result of this change, the Company believed it was in its best business interests to repay the loan and did so on May 5, 2020.

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the six months ended June 30, 2020 used $15,081 of cash as compared to using $14,678 of was primarily decreases in working capital such as accounts payable and accrued expenses decreased $4,212 as compared to an increase of $816 prior year quarter.  This decrease is related to a number of payments in the first quarter of 2020 including payments for 2019 annual bonus and the year-end sales awards.  The prior year period also included expenses relating the litigation in accounts payable and accrued expenses.  The cash outflows in the current period were slightly offset by an increase in collections of receivables as compared to the prior year period.

Cash provided by investing activities

Investing activities for the six months ended June 30, 2020 provided $23,519 of cash as compared to $12,764 for the six months ended June 30, 2019. This increase in cash provided by investing activities was principally attributable to the redemption of short-term investments and was offset by the $13,183 of capital expenditure payments made in the three months ended 2020.  Capital expenditures were primarily related to the APC project.

Cash used in/provided by financing activities

Financing activities for the six months ended June 30, 2020 provided $35,768 of cash as compared to $2,498 of cash for the six months ended June 30, 2019. The increase in cash provided by financing activities was primarily the result of the previously mentioned debt financing, resulting in an increase of $34,650.  In addition, proceeds from the exercise of stock options provided $1,784 and $2,515 of cash for the six months ended June 30, 2020 and 2019, respectively.  Payments made by the Company in connection with employee equity purchases to cover tax withholding obligations slightly offset these activities.

Operating Cash Requirements

On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC (See Note 13 Commitments and Contingencies in the Notes to the Condensed Financial Statements).  In connection with COVID-19, the Company has implemented a cost reduction strategy designed to defer and reduce certain expenses and capital expenditures, including deferred completion of the APC up to one year. The Company anticipates restarting construction in the first quarter of 2021 and is updating costs estimates and timing to complete this project.

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

On September 20, 2018, the Company entered into an agreement (the “Heights Agreement”) with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space (the “Heights Union Premises”) in Tampa, Florida.  In May 2020, the Company entered into a construction escrow agreement (the “Escrow Agreement”) with Heights Union and Commonwealth Land Title Insurance Company (“Escrow Agent”) which provided for the establishment of a federally insured escrow bank account (the “Escrow Account”) to hold Company fund to be used for tenant improvements in excess of the tenant allowance as provided in the Heights Agreement. The Company deposited $5,828 into the Escrow Account in June 2020 for use in completing construction of the tenant improvements.  The Escrow Agent will disburse the funds upon joint written instructions from Heights Union and the Company.  In June 2020, $1,218 was disbursed from the Escrow Account and recorded in property and equipment account of the balance sheet.  The Company anticipates occupying the premises by the fourth quarter of 2020.  As of June 30, 2020, the Company has recorded $1,855 in the current fiscal year and $2,296 to date of leasehold improvements to the new Tampa facility.  These costs are recorded in construction in progress in its consolidated balance sheet.  The Company anticipates a remaining $7,400 will be spent to complete the Tampa facility, of which $4,610 is currently held in the Escrow Account.

As of June 30, 2020, we had cash, cash equivalents and investments totaling $109,939 and total current liabilities of $14,018. Based on current estimates, we believe that our existing cash, cash equivalents and investments will allow us to fund our operations through at least the next 12 months. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Material Commitments

As previously disclosed in Note 13 – Commitments and Contingencies, in July 2018, the Company purchased a 70,000 square foot facility, the APC, on approximately 8.6 acres of land in Vandalia, Ohio.

On July 9, 2019, the Company entered into the Design-Build Agreement with CRB, pursuant to which CRB will renovate and retrofit the PC.  The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,000.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,000.  These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the APC by early 2022.  In addition, As of June 30, 2020, the Company has recorded $8,096 in the current year and $14,162 to date related to renovations and design build in construction in progress. These items are recorded as projects in process as part of the property and equipment in its consolidated balance sheet.

As a result of COVID-19, the Company has implemented a cost reduction strategy designed to defer and reduce certain expenses, including deferment of the APC by up to one year.  This defers approximately $25,000 of expected 2020 capital expenditures to 2021.  In addition, the Company extended its current production facility License and Services agreement with Community Tissue Services (“CTS”) by one year to December 31, 2022.  The Company expects expenditures for this project of approximately $1,490 for the remainder of the current fiscal year which includes payments of amounts spent through the second quarter for work completed prior to the suspension of construction.  As a result of the suspension, the Company could incur increased stop start fees associated with this project in future years.

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

Pursuant to the Heights Agreement, the Company will use the leased premises in Tampa, Florida for general office, medical laboratory, training and meeting purposes.   The lease term includes several months of free rent. The Company will record a right of use asset and liability at the commencement of the lease term. The Company anticipates occupying the premises by the fourth quarter of 2020.

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

We also have interest rate exposure as a result of the Oberland Facility. As of June 30, 2020, the outstanding principal amount of our loans under the Oberland Facility was $35,000.  Interest on our loans under the Oberland Facility is payable quarterly during the term of the loans at a rate per annum, subject to certain exceptions, equal to the sum of (a) the greater of (i) LIBOR and (ii) 2% and (b) 7.5% (which percentage is subject to adjustment as described in the Oberland facility); provided that the interest rate shall never be less than 9.5%. Changes in the LIBOR rate may therefore affect our interest expense associated with the loans. An increase of 100 basis points in interest rates would increase expense by approximately $350 annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the six months ended June 30, 2020 that materially affected, or reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely but many have returned to the office as of July.  As a result of these changes to the working environment of 2020 the Company has not identified any material changes in the Company’s internal control over financial reporting.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Except as provided below, Axogen and its subsidiaries are not a party to any material litigation as of June 30, 2020:

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated (the “Plaintiff”), filed a putative class action complaint in the United Stated District Court for the Middle District of Florida (the “Court”) alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and (i) the several underwriters (the “2017 Offering Underwriters”) named in that certain Underwriting Agreement, dated November 16, 2017, by and between the Company and Leerink Partners LLC, as representative of the several underwriters named therein, and (ii) the several underwriters (the “2018 Offering Underwriters”) named in that certain Underwriting Agreement, dated May 8, 2018, by and between the Company and Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (the 2017 Offering Underwriters and 2018 Offering Underwriters, collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Plaintiff seeks an order (a) declaring the action a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedures; (b) awarding Police and Fire Retirement System of the City of Detroit (“Lead Plaintiff”) and the prospective class compensatory damages against all Defendants in an amount to be proven at trial; (c) awarding Lead Plaintiff and the prospective class extraordinary equitable and/or injunctive relief as permitted by the law (including but not limited to rescission); (d) awarding Lead Plaintiff and the prospective class their costs and expenses incurred in the action, including reasonable attorneys’ fees and expert fees; (e) all such other relief that may be just and proper.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen was not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss.  Plaintiff filed opposing papers on August 12, 2019.  The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report.  The Court scheduled oral argument for the motion to dismiss for December 4, 2019.  On April 21, 2020, the Court dismissed the Complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted.  The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020.  Axogen will file a motion to dismiss by August 6, 2020.  The Plaintiff must file an opposition to such dismissal by September 20, 2020.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper. The Company and Individual Defendants continue to dispute the allegations and intend to vigorously defend against the any amended Complaint, if filed.

On October 3, 2019, the Company received a shareholder demand sent on behalf of shareholder Michael Bach requesting that the Board of Directors take action to remedy alleged breaches of fiduciary duties related to the claims in the report issued December 18, 2018 by Seligman Investments (substantially the same allegations that form the basis for the Einhorn matters referenced above).  On February 14, 2020 the Company sent a written response stating that it did not intend to take any further action.  On April 21, 2020, Bach filed a shareholder derivative complaint in Hennepin County, Minnesota, alleging breach of fiduciary duty, insider selling, corporate waste, and unjust enrichment.  The Board intends to vigorously defend itself in this matter.  The amount of loss, if any, cannot be reasonably estimated at this time.

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

Our credit facility and payment obligations under the Revenue Participation Agreement with TPC Investments II LP and Argo SA LLC, each affiliates of Oberland Capital (collectively, “Oberland Capital”), contain operating and financial covenants that restrict our business and financing activities, require cash payments over and extended period of time and are subject to acceleration in specified circumstances, which may result in Oberland Capital taking possession and disposing of any collateral.

Our credit facility with Oberland Capital contains restrictions that limit our flexibility in operating our business. Under the terms of the credit facility, we must maintain, and cause our subsidiaries to maintain, certain covenants, including with respect to limitations on new indebtedness, restrictions on the payment of dividends and maintenance of revenue levels. Our credit facility is collateralized by all of our assets including, among other things, our intellectual property.

If we breach certain of our debt covenants and are unable to cure such breach within the prescribed period, revert to the provided liquidity covenant or are not granted waivers in relation to such breach, it may constitute an event of default under the credit facility, giving Oberland Capital the right to require us to repay the then outstanding debt immediately, and Oberland Capital  could, among other things, foreclose on the collateral granted to them to collateralize such indebtedness, if we are unable to pay the outstanding debt immediately. A breach of the covenants contained in the credit facility documents and the acceleration of its repayment obligations by Oberland Capital could have a material adverse effect on our business, financial condition, results of operations and prospects.

In connection with the credit facility, we entered into a Revenue Participation Agreement (“RPA”) with Oberland Capital.  Pursuant to the RPA, we agreed to pay a percentage of our net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a loan under the credit facility, and ending on the date upon which all amounts owed under the Term Loan Agreement have been paid in full.  Payments will commence on September 30, 2021 with the royalty structure resulting in approximately 1.0% per year of additional payments on the outstanding principal amount of the loans.

The credit facility and RPA could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to make payments to Oberland Capital and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions.  Payment requirements under the credit facility and RPA will increase our cash outflows.  Our future operating performance is subject to market conditions and business factors that are beyond our control.  If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital.  If we raise funds by selling additional equity, such sale would result in dilution to our stockholders.  There is no assurance that if we are required to secure funding, we can do so on terms acceptable to us, or at all.

Other than the item listed above, there have been no material changes in our risk factors from those disclosed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended on Form 10-K/A.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description
**10.1

Executive Employment Agreement, dated as of June 1, 2020, by and between Axogen Corporation and Brad Ottinger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2020).

**10.2

Amendment No. 5 to Employment Agreement, dated as of June 1, 2020, by and between Axogen, Inc. and Greg Freitag (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2020).

10.3

Term Loan Agreement, dated June 30, 2020, among Axogen, Inc., Axogen Corporation, AxoGen Processing Corporation, TPC Investments II LP and Argo SA LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020).

10.4

Security Agreement, dated June 30, 2020, among Axogen, Inc., Axogen Corporation, AxoGen Processing Corporation, and Argo SA LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020).

10.5

Revenue Participation Agreement, dated June 30, 2020, between Axogen, Inc. and Argo SA LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020).

10.6	Option Agreement, dated June 30, 2020, between Axogen, Inc. and TPC Investments II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File – The cover pages does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

** Management contract or compensatory plan or arrangement.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: August 7, 2020	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 7, 2020	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)