Form 10-Q
period 2020-09-30
Axogen, Inc.
filed 2020-10-30
CIK 805928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, the registrant had 40,126,253 shares of common stock outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1 —FINANCIAL STATEMENTS

Axogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60,002	$35,724
Restricted cash	7,607	6,000
Investments	39,126	60,786
Accounts receivable, net of allowance for doubtful accounts of $478 and $1,092, respectively	18,758	16,944
Inventory	11,929	13,861
Prepaid expenses and other	2,551	1,706
Total current assets	139,973	135,021
Property and equipment, net	36,110	14,887
Operating lease right-of-use assets	15,987	3,133
Finance lease right-of-use assets	70	87
Intangible assets	1,797	1,515
Total assets	$193,937	$154,643

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,279	$19,130
Current maturities of long-term lease obligations	2,499	1,736
Contract liabilities, current	14	14
Total current liabilities	18,792	20,880

Long-term Debt, net of financing fees	31,817	—
Debt derivative liability	2,450	—
Common stock derivative option liability	183	—
Long-term lease obligations	18,976	1,595
Long-term contract liabilities	6	15
Total liabilities	72,224	22,490

Commitments and Contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 40,123,841 and 39,589,755 shares issued and outstanding	401	396
Additional paid-in capital	318,949	311,618
Accumulated deficit	(197,637)	(179,861)
Total shareholders’ equity	121,713	132,153
Total liabilities and shareholders’ equity	$193,937	$154,643

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenues	$33,428	$28,564	$79,805	$78,550
Cost of goods sold	5,697	4,510	16,118	12,468
Gross profit	27,731	24,054	63,687	66,082
Costs and expenses:
Sales and marketing	17,726	18,245	49,854	53,146
Research and development	4,230	4,181	12,915	12,602
General and administrative	6,820	7,740	18,726	24,321
Total costs and expenses	28,776	30,166	81,495	90,069
Loss from operations	(1,045)	(6,112)	(17,808)	(23,987)
Other income (expense):
Investment income	28	555	576	1,925
Interest expense	(397)	(7)	(459)	(32)
Change in fair value of derivatives	(71)	—	(71)	—
Other (expense)/income	6	(7)	(14)	(3)
Total other income (expense), net	(434)	541	32	1,890
Net Loss	$(1,479)	$(5,571)	$(17,776)	$(22,097)
Weighted average common shares outstanding — basic and diluted	40,093,588	39,340,492	39,873,167	39,151,218
Loss per common share — basic and diluted	$(0.04)	$(0.14)	$(0.45)	$(0.56)

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In Thousands)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,776)	$(22,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	993	631
Amortization of right-of-use assets	1,282	1,352
Amortization of intangible assets	111	89
Amortization of deferred financing fees	22	—
Provision for bad debt	(115)	(150)
Provision for inventory write-down	2,108	(44)
Changes in fair value of derivatives	71	—
Changes in investment gains and losses	(29)	(957)
Share-based compensation	5,725	7,384
Change in operating assets and liabilities:
Accounts receivable	(1,700)	20
Inventory	(176)	(1,657)
Prepaid expenses and other	(844)	(1,099)
Accounts payable and accrued expenses	(911)	1,288
Operating lease obligations	(1,213)	(1,276)
Cash paid for interest portion of finance leases	(2)	(3)
Contract and other liabilities	(9)	(23)
Net cash used in operating activities	(12,463)	(16,542)

Cash flows from investing activities:
Purchase of property and equipment	(18,907)	(3,676)
Purchase of investments	(41,794)	(104,314)
Proceeds from sale of investments	63,483	122,071
Cash payments for intangible assets	(393)	(396)
Net cash provided by investing activities	2,389	13,685

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	35,000	—
Proceeds from the paycheck protection program	7,820	—
Repayment of paycheck protection program	(7,820)	—
Payments for debt issuance costs	(642)	—
Payments of employee tax withholding in exchange of common stock awards	(665)	—
Cash paid for debt portion of finance leases	(10)	(24)
Proceeds from exercise of stock options	2,276	3,142
Net cash provided by financing activities	35,959	3,118
Net increase in cash, cash equivalents, and restricted cash	25,885	261
Cash, cash equivalents, and restricted cash, beginning of period	41,724	30,294
Cash, cash equivalents and restricted cash, end of period	$67,609	$30,555

Supplemental disclosures of cash flow activity:
Cash paid for interest	$379	$31
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$1,271	$684
Obtaining a right-of-use asset in exchange for a lease liability	$14,119	$26
Embedded derivative associated with the long-term debt	$2,562	$—

See notes to condensed consolidated financial statements.

Axogen, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In Thousands, Except Share Amounts)

	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Three Months Ended September 30, 2020
Balance at June 30, 2020	40,022,499	$400	$315,518	$(196,158)	$119,760
Net Loss	-	-	-	(1,479)	(1,479)
Stock-based compensation	-	-	2,947	-	2,947
Issuance of restricted and performance stock units	22,529	-	-	-	-
Shares surrendered by employees to pay tax withholdings	(1,230)	-	(8)	-	(8)
Exercise of stock options and employee stock purchase plan	80,043	1	492	-	493
Balance at September 30, 2020	40,123,841	$401	$318,949	$(197,637)	$121,713

Nine Months Ended September 30, 2020
Balance at December 31, 2019	39,589,755	$396	$311,618	$(179,861)	$132,153
Net Loss	-	-	-	(17,776)	(17,776)
Stock-based compensation	-	-	5,725	-	5,725
Issuance of restricted and performance stock units	168,311	2	(2)	-	-
Shares surrendered by employees to pay tax withholdings	(38,086)	(1)	(664)	-	(665)
Exercise of stock options and employee stock purchase plan	403,861	4	2,272	-	2,276
Balance at September 30, 2020	40,123,841	$401	$318,949	$(197,637)	$121,713

Three Months Ended September 30, 2019
Balance at June 30, 2019	39,252,294	$393	$304,819	$(167,252)	$137,960
Net Loss	-	-	-	(5,571)	(5,571)
Stock-based compensation	-	-	2,397	-	2,397
Issuance of restricted and performance stock units	3,312	-	-	-	-
Exercise of stock options and employee stock purchase plan	205,712	2	623	-	625
Balance at September 30, 2019	39,461,318	$395	$307,839	$(172,823)	$135,411

Nine Months Ended September 30, 2019
Balance at December 31, 2018	38,900,875	$389	$297,319	$(150,726)	$146,982
Net Loss	-	-	-	(22,097)	(22,097)
Stock-based compensation	-	-	7,384	-	7,384
Issuance of restricted and performance stock units	41,340	-	-	-	-
Exercise of stock options and employee stock purchase plan	519,103	6	3,136	-	3,142
Balance at September 30, 2019	39,461,318	$395	$307,839	$(172,823)	$135,411

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2020 and December 31, 2019 and for the three and nine-month periods ended September 30, 2020 and 2019.  The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019, as amended on Form 10-K/A.  The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.  Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three and nine-months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2020. Specifically, we are uncertain of the extent to which the Coronavirus Disease 2019 (“COVID-19”) pandemic will affect our sales channels, supply chain, manufacturing, distribution capabilities, clinical trials, employee availability and productivity and capital expenditures.  The Company’s access to healthcare facilities has improved each month, although restrictions remain and supporting customers remotely continues to be an important learned capability.  There can be no assurances that resurgences of COVID-19 will not affect our future results.

2.	Summary of Significant Accounting Policies

Credit Losses

On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. The adoption did not have a material impact on our condensed consolidated financial statements.

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

Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848).  The ASU also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients.  The elective contract modification guidance in the ASU applies to “contracts or other transactions that reference [LIBOR] or a reference rate that is expected to be discontinued as a result of reference rate reform” (an “affected rate”).  The optional amendments are effective for all entities as of March 12, 2020 through December 31, 2020.  As of September 30, 2020, this standard did not have a material impact on the Company’s consolidated financial statements.

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

The opening and closing balances of the Company’s contract receivables and liabilities are as follows:

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2019	$15,321	$18	$42
Closing, September 30, 2019	15,451	14	22
Increase (decrease)	130	(4)	(20)

Opening, January 1, 2020	$16,944	$14	$15
Closing, September 30, 2020	18,758	14	6
Increase (decrease)	1,814	-	(9)

Loss Per Share of Common Stock

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Since the Company has experienced net losses for all periods presented, options and awards of 5,496,833 and 4,584,991 shares which were outstanding as of September 30, 2020 and 2019, respectively, were not included in the computation of diluted net loss per share because they are anti-dilutive.

3.	Recently Issued Standards to be Adopted

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs.  The guidance is effective for fiscal years beginning after December 15, 2020.  Early adoption is not permitted.  We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

4.	Inventory

Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard® Nerve Protector, Axoguard® Nerve Cap, Avive® Soft Tissue Membrane, Acroval® Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	December 31,
	2020	2019

Finished goods	$8,339	$10,403
Work in process	798	730
Raw materials	2,792	2,728
Inventories	$11,929	$13,861

The Company monitors the shelf life of its products and historical expiration and spoilage trends and writes-down inventory based on the estimated amount of inventory that may not be distributed before expiration or spoilage.  For the nine months ended September 30, 2020 and 2019, the Company had adjustments to the provision for inventory write downs of $2,108 and ($44) respectively.

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

On June 30, 2020, the Company entered into the Oberland Facility (see Note 10 Long Term Debt), concluding that the term debt instrument included certain embedded features that required separate accounting (the “Debt Derivative Liability”) and that the equity contract entered into concurrently was required to be classified as a liability and recorded at its fair value (the “Common Stock Derivative Option Liability”).  These instruments were determined to be financial liabilities requiring Level 3 fair value measurements.

Debt Derivative Liability

The debt derivative liability was measured using a ‘with and without’ valuation model to compare the fair value of the Oberland Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Oberland Facility including the embedded derivative features was determined using a probability-weighted expected return model (“PWERM”) based on four potential settlement scenarios for the Oberland Facility due to a mandatory prepayment event between January 1, 2024 and June 30, 2027; (a) the prepayment of the Oberland Facility at the Company’s option; and (b) the repayment of the Oberland Facility at its maturity in accordance with the terms of the debt agreement. The estimated settlement value of each scenario, which would include any required make-whole payment (see Note 10 Long Term Debt) is then discounted to present value using a discount rate that is derived based on the initial terms of the Oberland Facility at issuance and corroborated utilizing a synthetic credit rating analysis.

The significant inputs that are included in the valuation of the debt derivative liability include:

	September 30, 2020
Input
Remaining term (years)	6.75 years
Maturity date	June 30, 2027
Coupon rate	9.50%
Revenue participation payments	Maximum each year
Discount rate	10.03%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)

(1)	Represents a significant unobservable input

Common Stock Derivative Option Liability

The common stock option liability was measured using a Monte Carlo simulation model to simulate the future changes in the Company’s common stock price from the issuance date of the option agreement through the termination date of the option agreement. The 45-day volume weighted average price (“VWAP”) (see Note 10 Long Term Debt) is calculated for each simulation trial to determine the effective exercise price and number of common shares to be issued. The model assumes the holder will only exercise the option if the common stock is in the money on the exercise date. The value of the option is then determined based on the number of shares to be issued and the stock price on the date that the option is exercised. This option value is then discounted back to present value. The calculated present value of the option is then estimated using the average of 100,000 trials of the simulation model.

The significant inputs that are included in the valuation of the common stock option liability include:

	September 30, 2020
Input
Option term	6.75 years
Company stock price	$11.63
Risk free rate	0.45%
Equity volatility	60%	(1)
Simulation trials	100,000

(1)	Represents a significant unobservable input

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2020
Assets:
Money market funds	$39,112	$—	$—	$39,112
U.S. government securities	4,520	—	—	4,520
Corporate bonds	—	6,441	—	6,441
Commercial paper	—	28,165	—	28,165
Asset-backed securities	—	—	—	—
Total assets	$43,632	$34,606	$—	$78,238

Liabilities
Debt derivative liability	$—	$—	$2,450	$2,450
Common stock derivative option liability	—	—	183	183
Total liabilities	$—	$—	$2,633	$2,633

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Assets:
Money market funds	$26,812	$—	$—	$26,812
U.S. government securities	4,544	—	—	4,544
Corporate bonds	—	17,754	—	17,754
Commercial paper	—	24,679	—	24,679
Asset-backed securities	—	13,808	—	13,808
Total assets	$31,356	$56,241	$—	$87,597

There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three and nine months ended September 30, 2020.  The maturity date of the Company’s investments is less than one year.

The following represents the rollforward of the fair value of instruments classified as Level 3 measurements for the three and nine months ended September 30, 2020:

Quarter Ending September 30, 2020
Beginning Balance, July 1, 2020	$2,562
Change in fair value of option derivative	11
Change in fair value of debt derivative	60
Ending Balance, September 30, 2020	$2,633

Year Ending December 31, 2020
Beginning Balance	$—
Option to purchase shares	183
Fair Value of Derivative Feature	2,450
Ending Balance, September 30, 2020	$2,633

6.	Prepaid Expense and Other

Prepaid and other assets consist of the following:

	September 30,	December 31,
	2020	2019

Prepaid insurance	$539	$—
Stock option receivable	—	244
Litigation receivable	23	98
Prepaid events	493	110
Prepaid marketing	480	227
Prepaid software license	135	207
Prepaid professional fees	529	433
Other Prepaid items	352	387
Prepaid and Other Assets	$2,551	$1,706

Our policy year for our insurance runs on a calendar year and as such a significant portion of the policy payment is made at the beginning of the new year and amortized to expense throughout the remaining year.

7.	Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2020	2019

Furniture and equipment	$2,236	$2,059
Leasehold improvements	12,223	2,203
Processing equipment	2,887	2,772
Land	731	731
Projects in process	22,790	10,886
Property and equipment, at cost	40,867	18,651
Less: accumulated depreciation and amortization	(4,757)	(3,764)
Property and equipment, net	$36,110	$14,887

Depreciation expense for the three months ended September 30, 2020 and 2019 was $374 and $192, respectively.  Depreciation expense for the nine months ended September 30, 2020 and 2019 was $993 and $631, respectively.  The significant increase in projects in process is related to our Axogen Processing Center (“APC”) facility (See Note 13 Commitments and Contingencies).

On September 20, 2018, the Company entered into an agreement (the “Heights Agreement”) with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space (the “Heights Union Premises”) in Tampa, Florida (See Note 13 Commitments and Contingencies).  In May 2020, the Company entered into a construction escrow agreement (the “Escrow Agreement”) with Heights Union and Commonwealth Land Title Insurance Company (“Escrow Agent”) which provided for the establishment of a federally insured escrow bank account (the “Escrow Account”) to hold Company funds to be used for tenant improvements in excess of the tenant allowance as provided in the Heights Agreement. The Company deposited $6,289 into the Escrow Account for use in completing construction of the tenant improvements.  The Escrow Agent will disburse the funds upon joint written instructions from Heights Union and the Company.  During the three months and nine months ended September 30, 2020, $3,464 and $4,682, respectively, was disbursed from the Escrow Account and recorded in property and equipment account of the balance sheet.  The Company anticipates depleting the Escrow Account by November 2020.  As of September 30, 2020, $1,607 remained in the Escrow Account and is recorded as restricted cash in the condensed consolidated balance sheet.

.

8.	Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents	$1,201	$(122)	$1,079	$845	$(84)	$761
License agreements	1,089	(720)	369	1,067	(647)	420
Total amortizable intangible assets	$2,290	$(842)	$1,448	$1,912	$(731)	$1,181

Unamortized intangible assets
Trademarks	$349	$—	$369	$334	$—	$334
Total intangible asset, net	$2,639	$(842)	$1,797	$2,246	$(731)	$1,515

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods up to 20 years. Amortization expense was approximately $39 and $33 for the three months ended September 30, 2020 and 2019, respectively.  Amortization was approximately $111 and $89 for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, future amortization of license agreements and patents are as follows:

Year Ending December 31,
2020 (excluding nine months ended September 30, 2020)	$40
2021	160
2022	160
2023	151
2024	67
Thereafter	870
TOTAL	$1,448

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

Royalty fees were approximately $701 and $577 during the three months ended September 30, 2020 and 2019, respectively, and approximately $1,635 and $1,573 during the nine months ended September 30, 2020 and 2019, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019

Accounts payable	$3,507	$8,262
Accrued expenses	3,091	3,237
Accrued compensation	9,681	7,631
Accounts Payable and Accrued Expenses	$16,279	$19,130

10. Long Term Debt

On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the “Oberland Facility”) and obtained the first tranche of $35,000 at closing.  The Oberland Facility provides for a total of $75,000 through two additional tranches that can be drawn by December 31, 2021 and requires interest-only payments for the duration of the term.  A second tranche of $15,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of at least $20,000. Such second tranche may also be put to the Company at any time by Oberland Capital. A third tranche of $25,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of $28,000.  The financing costs for this facility are approximately $642 and will be recorded as a contra liability to the debt facility.  As of September 30, 2020, the Company has paid all of the financing costs.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of September 30, 2020). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020 maturing on June 30, 2027).  In connection with the Oberland Facility, the Company entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, an additional quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”).  Payments will commence on September 30, 2021.  This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount.   For the three months ended September 30, 2020, the

Company paid $858 of interest to Oberland for this debt facility.  The Company capitalized approximately $489 of the interest towards the costs to construct and retrofit its Axogen Processing Center in Vandalia, OH (See Note 13 Commitments and Contingency).  The capitalized interest is recorded as part of property and equipment in the consolidated balance sheet.

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

Upon the occurrence of an event of default, the interest rate incurred on amounts outstanding under the Oberland Facility will be increased by 4%. The Oberland Facility includes a financial covenant requiring the Company to achieve revenue targets of $8,750 for the third and four quarters of 2020, $17,500 for the first and second quarter of 2021 and $20,000 for each quarter thereafter.  In the event of a failure to meet such covenant the Company may avoid a default by electing to be subject to a liquidity covenant and meeting all of the obligations required by such covenant.  Specifically, the liquidity covenant provides that the Company must maintain on deposit in a cash collateral account an amount not less than 1.1 times the aggregate outstanding principal balance of all outstanding loan amounts.  The borrowings under the Oberland Facility are secured by substantially all of the assets of the Company.  As of September 30, 2020, the Company was in compliance with the minimum revenue covenant.

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

The Company considered these separable embedded features on a combined basis as a single derivative feature. The Company estimated the fair value of these features as $2,387 as of the date of issuance of the Oberland Facility (see Note 5 Fair Value Considerations) and recorded this value as a deduction to the carrying value of the Oberland Facility.

In relation to the Oberland Option, the Company concluded that the equity contract met the definition of a derivative and did not qualify for an exception from derivative accounting. As such, the Company concluded that the Oberland Option should be classified as a liability. The Company estimated the fair value of the Oberland Option as $176 as of the date of issuance of the Oberland Facility (see Note 5 Fair Value Considerations) and recorded this value as a deduction to the carrying value of the Oberland Facility.  As of September 30, 2020, the carrying amount of the long-term debt reported in the consolidated balance sheet approximates fair value using Level 2 inputs in the fair value hierarchy.  Fair values are generally estimated based on quoted market prices for similar instruments.

The following represents the components of the net carrying value of the Oberland Facility at September 30, 2020:

	September 30,
	2020
	Principal Balance	Debt Discount	Debt Issuance Costs, Net	Long-term Debt, Net

Oberland facility	$35,000	$(2,563)	(620)	31,817

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

At the 2019 Annual Meeting of Shareholders held on August 14, 2019, the shareholders approved the Axogen 2019 Long-Term Incentive Plan (the “New Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant.  The number of shares of common stock authorized for issuance under the New Axogen Plan is (A) 3,385,482 shares, comprised of (i) 3,000,000 new authorized shares and (ii) 385,482 unallocated shares of common stock available for issuance as of August 14, 2019 pursuant to the Company’s 2010 Stock Incentive Plan, as amended and restated (the “Prior Axogen Plan”), that were not then subject to outstanding awards; plus (B) shares under the Prior Axogen Plan and the New Axogen Plan that are cancelled, forfeited, expired, unearned or settled in cash, in any such case that does not result in the issuance of common stock.  Following shareholder approval of the New Axogen Plan, no future awards will be made under the Prior Axogen Plan. As of September 30, 2020, 1,807,299 shares of common stock were available for issuance under the New Axogen Plan.

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

The New Axogen Plan allows an immediate share repurchase feature for tax withholding.  The Company has a statutory obligation to withhold taxes on the employee’s behalf and the tax withholding is limited to the maximum statutory tax rates in the employees’ applicable jurisdictions.  In the nine months ended September 30, 2020, employees surrendered 38,086 shares of RSU and PSU to the Company. As a result, the Company paid $665 of tax withholdings for the employees.

The Company also maintains the Axogen 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price.  A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and, as of September 30, 2020, 373,066 shares remained available for issuance.  In June 2020, the employees purchased 77,239 shares at $7.85 through the 2017 ESPP plan.

The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, as well as the adjustment mention above, of approximately $2,947 and $2,395 for the three months ended September 30, 2020 and 2019, respectively and approximately $5,725 and $7,384 for the nine months ended September 30, 2020 and 2019, respectively.

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

A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	3,420,181	$ 12.69	5.7	$ 26,074

Granted	647,090	$ 9.19
Exercised	(326,622)	$ 5.22
Cancelled	(103,586)	$ 20.18

Outstanding, September 30, 2020	3,637,063	$ 12.52	5.93	$ 10,901
Exercisable, September 30, 2020	2,127,093	$ 9.78		$ 9,125

The Company used the following weighted-average assumptions for options granted during the periods indicated:

Nine months ended September 30,	2020	2019

Expected term (in years)	5.69	5.76
Expected volatility	59.25%	56.03%
Risk free rate	0.35%	1.54%
Expected dividends	—%	—%

A summary of the status of non-vested RSUs/PSUs as of September 30, 2020 and the changes during the nine months then ended are presented below:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2019	1,113,696	$ 21.62	2.26	$ 19,800

Granted	995,940	$ 9.52
Released	(168,311)	$ 18.80
Forfeited	(81,555)	$ 18.91

Unvested September 30, 2020	1,859,770	$ 15.51	2.45	$ 21,572
Vested and Expected to Vest	1,859,770	$ 15.51

At September 30, 2020, the total future stock compensation expense related to non-vested awards is expected to be approximately $18,167.

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

The Company and Heights Union are parties to the Heights Agreement for the lease of seventy-five thousand square feet of office space in Tampa, Florida.  Pursuant to the Heights Agreement, the Company will use the leased premises for general office, medical laboratory, training and meeting purposes.  In September 2020, the Company began occupying the space.  The lease includes a $5,250 lessor allowance to be used towards the hard and soft costs of the tenant improvements. The Company will bear the cost of any tenant improvement in excess of this allowance. Total costs of the tenant improvements were approximately $11,450.  The Company concluded that it is the accounting owner of the tenant improvements.  The lessor’s allowance of $5,250 for the construction of tenant improvements will be treated as an incentive.  Because the Company is the accounting owner of the improvements, the lease incentive is accounted for as a reduction of the right-of-use asset and the total cost of the improvements of $11,539 is recognized on the balance sheet separate from the right-of-use asset as leasehold improvements.  The improvements will be amortized over the life of the lease, which was determined to be the shorter of the useful life of the improvements or the lease term.  The Company determined the commencement date of the lease was August 28, 2020 and valued the lease using a 10.6% incremental borrowing rate.  The Company recorded a right-of-use asset of $13,323 and lease liability of $18,573 for the new office lease as of the commencement date.

The components of total lease expense for the three and nine months ended September 30, 2020 were as follows:

	2020	2019
For the Three months Ended September 30,
Finance lease costs
Amortization of right-to-use assets	$6	$6
Interest on lease liabilities	1	1
Operating lease costs	707	483
Short term lease costs	43	12
Variable lease costs	4	1
Total lease cost	$761	$501

For the Nine Months Ended September 30,
Finance lease costs
Amortization of right-to-use assets	$17	$16
Interest on lease liabilities	2	3
Operating lease costs	1,683	1,447
Short term lease costs	104	28
Variable lease costs	14	16
Total lease cost	$1,820	$1,510

The short-term lease cost shown above reasonably reflects the Company’s ongoing short-term lease commitment.

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Finance Leases
Finance lease right-of-use assets	$70	$87
Current maturities of long-term obligations	$18	$17
Long term obligations	$17	$30
Operating Leases
Operating lease right-of-use assets	$15,987	$3,133
Current maturities of long-term obligations	$2,481	$1,719
Long term obligations	$18,959	$1,565

Other information related to leases was as follows:

For the Nine Months Ended September 30,	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,399	$1,314
Right-to-use assets obtained in exchange for new finance lease liabilities	$16	$16
Weighted-average remaining lease term - finance leases	2.3	3.2
Weighted-average remaining lease term - operating leases	12.4	2.1
Weighted-average discount rate - finance leases	7.28%	7.28%
Weighted-average discount rate - operating leases	10.07%	6.28%

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

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

	Operating	Finance
Year Ending December 31,	Leases	Leases
2020 (excluding nine months ended September 30, 2020)	$493	$5
2021	3,212	19
2022	3,530	10
2023	2,545	3
2024	2,606	1
2025	2,671	—
Thereafter	26,126	—
Total Future Minimum Lease Payments	$41,183	$38
Less imputed interest on commenced leases	(19,743)	(3)
Total Lease Liability	$21,440	$35

Service Agreements

On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment.  Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement initially had a five-year term ending August 31, 2020. On February 22, 2019, the agreement was amended to extend the term through December 31, 2021 and then on April 22, 2020 was further amended to extend the term through December 31, 2022 and provides the Company the right to terminate the agreement after February 28, 2022, with six-months advance written notice.  Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases”.  The Company also pays CTS for services in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended September 30, 2020 and 2019, the Company paid fees to CTS of approximately $454 and $566, respectively, and during the nine months ended September 30, 2020 and 2019, approximately $1,193 and $1,624, respectively, and are included are included in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services.  The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft.  In September 2019, the Company entered into an amendment to this agreement.  The amendment extends the end of the study timeline from December 2019 to December 2021.  It also increases the total number of subjects enrolled and the number of sites used in the studies.  Payments made under this agreement were $208 and $196 for the three months ended September 30, 2020 and 2019, respectively.  Payments made under this agreement were $699 and $337 for the nine months ended September 30, 2020 and 2019, respectively.

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

Certain executive officers of the Company are parties to employment contracts.  Such contracts have severance payments for certain conditions including change in control.

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

On July 9, 2019, Axogen entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC.  The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,300.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600.  The Company temporarily deferred the construction as part of the cost containment initiatives implemented in the second quarter, and has subsequently determined to resume construction in early 2021.  As of September 30, 2020, the Company has recorded $9,062 in the current year and $15,127 to date related to renovations and design build in construction in progress. These items are recorded as projects in process as part of the property and equipment in its condensed consolidated balance sheet.

Litigation

The Company is subject to various claims, lawsuits and proceedings in the ordinary course of the Company's business, some of which have been dismissed by the Company. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material, adverse effect on the Company's financial condition. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.) (the “Einhorn Litigation”) (the “Court”).

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, certain of its directors and officers (“Individual Defendants”), and (i) the several underwriters (the “2017 Offering Underwriters”) named in that certain Underwriting Agreement, dated November 16, 2017, by and between the Company and Leerink Partners LLC, as representative of the several underwriters named therein, and (ii) the several underwriters (the “2018 Offering Underwriters”) named in that certain Underwriting Agreement, dated May 8, 2018, by and between the Company and Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (the 2017 Offering Underwriters and 2018 Offering Underwriters, collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.  In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019 the parties’ presented oral arguments.  On April 21, 2020, the Court dismissed the Complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted.  The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020.  Axogen filed a motion to dismiss on August 6, 2020.  The Plaintiff filed an opposition to such dismissal on September 20, 2020.  Both parties have requested to present oral arguments and await the Court’s decision.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper. The Company and Individual Defendants continue to dispute the allegations and intend to vigorously defend against any amended Complaint, if filed.  The amount of loss, if any, cannot be reasonably estimated at this time.

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

These matters are subject to various uncertainties and it is possible that one or more may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of a matter, the Company and the Individual Defendants dispute the allegations, intend to vigorously defend themselves and as provided above the Einhorn Litigation was dismissed without prejudice prior to an amended motion being filed by plaintiffs.

14.  Retirement Plan

Axogen 401(k) Plan

The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately.  Employer contributions to the 401(k) Plan for the three months ended September 30, 2020 and 2019 were approximately $276 and $231, respectively and for the nine months ended September 30, 2020 and 2019 were approximately $859 and $706, respectively.

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

In response to the COVID-19 pandemic, our top priority has been the health and safety of those we serve, including healthcare professionals and their patients, as well as our employees, communities, and suppliers. At the same time, we adapted to this new environment to continue to support our customers and their patients.  To achieve these objectives, we took the following specific steps at the onset of the pandemic which we continue to adapt as conditions require:

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

Although the Company’s sales team continued to support customers and their patients, the foregoing actions taken by the Company, governmental authorities (which, among other things, we believe led to a decline in the incidence of traumatic injuries as individuals’ day-to-day activities were restricted) and within the medical industry, as well as other effects of the pandemic, have had, and were expected to continue to have, a negative impact on the Company’s financial results. Accordingly, the Company took certain actions to preserve financial flexibility and partially mitigate the significant impact of COVID-19:

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

In May of 2020, the Company’s sales team began re-entering health care facilities, following local, regional and national guidelines and using contact tracing.  The Company’s access to healthcare facilities has improved, although restrictions remain and supporting customers remotely continues to be an important learned capability.  Beginning in May 2020, the Company experienced short-term regional surges in nerve repair cases as hospitals began to lift restrictions and many deferred procedures were completed.  During the third quarter, surgeons and hospitals continued to prioritize nerve repair procedures as elective surgical procedures volumes returned and we did receive some benefit during the third quarter from a catch-up of previously deferred procedures.  We are carefully monitoring the regional impact of COVID-19 resurgence and believe that such resurgences may continue to negatively impact both the incidence of traumatic injury, and surgical procedure volumes in certain geographies.

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

As the Company began to experience some recovery from COVID-19, some of our cost mitigation initiatives were lifted such as the restoration of pay levels, which were lifted for most employees in August 2020, and for executive member and board members in late October.  The Company began to gradually restart its tissue processing in June and has continued to increase capacity through the third quarter. We expect to be back at full capacity in the fourth quarter.  Tissue recovery was also restarted in the third quarter and is ramping to full capacity.  The Company has also begun to slowly ramp investment into projects that were previously on hold, including certain clinical trials, product development, and marketing and administrative initiatives, as well as preparation to restart construction of the biologics processing center in Vandelia, Ohio.  While the Company expects the path and pace of recovery to be uncertain, the cost mitigation initiatives and deferrals have improved the Company’s cash burn.

OVERVIEW

We are the leading company focused specifically on the science, development and commercialization of technologies for peripheral nerve regeneration and repair. We are passionate about helping to restore peripheral nerve function and quality of life to patients with physical damage or transection to peripheral nerves providing innovative, clinically proven and economically effective repair solutions for surgeons and health care providers. Peripheral nerves provide the pathways for both motor and sensory signals throughout the body. Every day people suffer traumatic injuries or undergo surgical procedures that impact the function of their peripheral nerves. Physical damage to a peripheral nerve, or the inability to properly reconnect peripheral nerves, can result in the loss of muscle or organ function, the loss of sensory feeling or the initiation of pain.

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

We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the Axogen portfolio and have ordered Axogen products at least six times in the last 12 months.  In the third quarter, we had 875 active accounts, an increase of 11% from 791 one year ago.  The top 10% of these active accounts continue to represent approximately 35% of our revenue.

As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts.  Late last year we rebalanced our commercial organization toward our largest market opportunity, extremity trauma, and refocused our team on driving deeper penetration with our existing surgeon customers. During COVID-19 pandemic, we kept our sales team and broader commercial organization intact and took the opportunity to provide extensive sales training. Our sales team developed skills and shared best practices around remote case support where hospital access has been restricted. We believe this remote support has been appreciated by customers and has expanded our sales team’s ability to support surgeons and their patients during COVID-19 and beyond.

There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K, as amended on Form 10-K/A.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020		2019
		% of		% of
	Amount	Revenue	Amount	Revenue

	(dollars in thousands)
Revenues	$33,428	100.0%	$28,564	100.0%
Cost of goods sold	5,697	17.0	4,510	15.8
Gross Profit	27,731	83.0	24,054	84.2
Cost and expenses
Sales and marketing	17,726	53.0	18,245	63.9
Research and development	4,230	12.7	4,181	14.6
General and administrative	6,820	20.4	7,740	27.1
Total costs and expenses	28,776	86.1	30,166	105.6
Loss from operations	(1,045)	(3.1)	(6,112)	(21.4)
Other income (expense):
Investment income	28	0.1	555	1.9
Interest expense	(397)	(1.2)	(7)	(0.0)
Other expense	(65)	(0.2)	(7)	(0.0)
Total other income (expense), net	(434)	(1.3)	541	1.9
Net Loss	$(1,479)	(4.4)%	$(5,571)	(19.5)%

Revenues

Revenues for the three months ended September 30, 2020 increased 17% to $33,428 as compared to $28,564 for the three months ended September 30, 2019.  Revenue growth was driven by an increase in unit volume of approximately 12%, as well as the net impact of changes in prices and product mix of approximately 5%.  The growth in unit volume increase was primarily attributed to unit growth in our active accounts.  As mentioned earlier, the Company experienced regional surges in nerve repair surgeries primarily in the early part of the quarter, as hospital and surgical centers began lifting COVID-19 restrictions which positively impacted our third quarter results.

Gross Profit

Gross profit for the three months ended September 30, 2020 increased 15% to $27,731 as compared to $24,054 for the three months ended September 30, 2019.  Gross margin decreased to 83% in the three months ended September 30, 2020 compared to 84% for the three months ended September 30, 2019.  In the third quarter of 2020, we restarted our previously idled processing facility and are ramping our production volumes to meet increasing customer demand, however, our processing did not achieve full capacity to provide the efficiencies seen in the third quarter of 2019.

Costs and Expenses

Total costs and expenses decreased 5% to $28,776 for the three months ended September 30, 2020, as compared to $30,166 for the three months ended September 30, 2019.  The decrease in operating expenses was primarily attributable to the impact of our cost mitigation initiative implemented in April 2020 as a result of COVID-19, and lower litigation expenses than the prior year as a result of reaching deductible limits with respect to certain litigation matters.  These decreases in expenses were slightly offset by increases in our commission and bonus accruals as a result of the increases in revenue.  As a percentage of total revenues, total costs and expenses decreased to 86% for the three months ended September 30, 2020, as compared to 106% for the three months ended September 30, 2019.

Sales and marketing expenses decreased 3% to $17,726 for the three months ended September 30, 2020, as compared to $18,245 for the three months ended September 30, 2019. This decrease was primarily due to reduction in our educational programs, including surgeon education as we have cancelled in-person programs as well as lower travel and conference participation.  These expenses were slightly offset by increases in revenue related expenses, such as commissions. As a percentage of total revenues, sales and marketing expenses decreased to 53% for the three months ended September 30, 2020 as compared to 64% for the three months ended September 30, 2019.

Research and development expenses slightly increased to $4,230 for the three months ended September 30, 2020, as compared to $4,181 for the three months ended September 30, 2019.  Research and development costs include Axogen’s product development including expenses in support of our BLA for Avance Nerve Graft, and clinical trials.  Product development expenses represented approximately 49% of total research and development expense in the three months ended September 30, 2020 as compared to 51% in the prior year period.  Clinical trial expenses represented approximately 51% of research and development expense in the three months ended September 30, 2020 as compared to 49% in the prior year period.  COVID-19 has impacted the Company’s clinical study programs and the Company has implemented strategies to help manage these disruptions.  Although the activities related to active clinical trials have decreased due to access restrictions at various study sites, our total investment in clinical trials increased over the prior year period.  As a percentage of total revenues, research and development expenses were 12% for the three months ended September 30, 2020 as compared to 15% for the three months ended September 30, 2019

General and administrative expenses decreased 12% to $6,820 for the three months ended September 30, 2020, as compared to $7,740 for the three months ended September 30, 2019, primarily due to reductions in professional fees, including lower litigation fees as discussed above, travel expenses and recruiting fees, offset by variable compensation as a result of increased revenue.  As a percentage of total revenues, general and administrative expenses decreased to 20% for the three months ended September 30, 2020 as compared to 27% for the three months ended September 30, 2019.

Other Income and Expenses

We recognized total other expense of $434 or the three months ended September 30, 2020, compared to other income of $541 for the three months ended September 30, 2019.  The change is primarily due to interest expense $397 recognized in the current period on the Oberland debt facility which began June 30, 2020, and lower investment income from our asset management program as the Company lowered its investment balances and increased cash reserves.

Income Taxes

We had no income tax expenses or income tax benefit for each of the three months ended September 30, 2020 and 2019, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020		2019
		% of		% of
	Amount	Revenue	Amount	Revenue

	(dollars in thousands)
Revenues	$79,805	100.0%	$78,550	100.0%
Cost of goods sold	16,118	20.2	12,468	15.9
Gross Profit	63,687	79.8	66,082	84.1
Cost and expenses
Sales and marketing	49,854	62.5	53,146	67.7
Research and development	12,915	16.2	12,602	16.0
General and administrative	18,726	23.5	24,321	31.0
Total costs and expenses	81,495	102.1	90,069	114.7
Loss from operations	(17,808)	(22.3)	(23,987)	(30.5)
Other income (expense):
Investment income	576	0.7	1,925	2.5
Interest expense	(459)	(0.6)	(32)	(0.0)
Other expense	(85)	(0.1)	(3)	(0.0)
Total other income, net	32	0.0	1,890	2.4
Net Loss	$(17,776)	(22.3)%	$(22,097)	(28.1)%

Revenues

Revenues for the nine months ended September 30, 2020 increased 2% to $79,805 as compared to $78,550 for the nine months ended September 30, 2019.

As described above, certain hospitals and surgery centers, after discontinuing elective surgeries due to COVID-19, began performing such surgeries again and starting in May allowed our sales representatives to begin entering their facilities once again in May.  As a result, we began to experience a surge in revenue as these facilities began scheduling surgeries.  Although the Company has begun to see a recovery, its unit volume decreased by 2% in the nine months ended September 30, 2020 as compared to the prior year period.  This decrease was slightly offset by the net impact of price increases and changes in product mix of 4%.

Gross Profit

Gross profit for the nine months ended September 30, 2020 decreased 4% to $63,687 as compared to $66,082 for the nine months ended September 30, 2019. Gross margin was negatively impacted in the nine months ended September 30, 2020 as a result of a $2,114 increase in period costs resulting from our temporary suspension of tissue processing. We expect gross margins to continue to return to a normalized level as we continue to increase production levels. As a result, gross margin decreased to 80% for the nine months ended September 30, 2020, as compared to 84% for the same period in 2019.

Costs and Expenses

Total costs and expenses decreased 10% to $81,495 for the nine months ended September 30, 2020, as compared to $90,069 for the nine months ended September 30, 2019.  The decrease in operating expense were primarily attributable to a reduction in travel, stock compensation, our surgeon professional education conferences as a result of COVID-19, clinical studies and litigation expenses related to litigation matters in the prior year.  The decrease in stock compensation is primarily related to forfeitures of performance stock units awarded, and updated estimates of forfeitures of future performance awards resulting from the expected impact of COVID-19.  Travel expense was lower as COVID-19 resulted in the cancellation of medical conferences, surgeon education programs, in person sales meetings and other functions.  As a percentage of total revenues, total cost and expenses decreased to 102% for the nine months ended September 30, 2020, as compared to 115% for the nine months ended September 30, 2019.

Sales and marketing expenses decreased 6% to $49,854 for the nine months ended September 30, 2020, as compared to $53,146 for the nine months ended September 30, 2019.  This decrease was driven by the reduction in our surgeon education as we have cancelled in-person education programs and travel as a result of travel restrictions and our cancelled in-person education programs. Increases to salaries and benefits from increased commissions relating to the increased revenue and severance slightly offset these decreases.  The majority of these decreases were the result of the impact COVID-19 has had on the Company’s business.  As a percentage of total revenues, sales and marketing expenses decreased to 63% for the nine months ended September 30, 2020 as compared to 68% for the nine months ended September 30, 2019.

Research and development expenses increased 2% to $12,915 for the nine months ended September 30, 2020 as compared to $12,602 for the nine months ended September 30, 2019.  Development represented approximately 47% of total research and development expense in the nine months ended September 30, 2020 as compared to 53% in the prior year period.  Clinical represented approximately 53% of research and development expense in the nine months ended September 30, 2020 as compared to 47% in the prior year period.  The Company expects to increase activity related to its BLA efforts and therefore anticipates higher costs associated with this project.  COVID-19 has impacted the Company’s clinical study programs and the Company has implemented strategies to help manage these disruptions.  Although our clinical trial activities have decreased due to the access restrictions in various study sites, as a result of COVID-19, our total investment in clinical trials increased over the prior year period. As a percentage of total revenues, research and development expenses were 16% for both the nine months ended September 30, 2020 and September 30, 2019.

General and administrative expenses decreased 23% to $18,726 for the nine months ended September 30, 2020 as compared to $24,321 for the nine months ended September 30, 2019.  The  decrease in general and administrative expenses included lower non-cash stock compensation of $1,417 in the period, primarily related to forfeitures of performance stock units awarded in the first quarter, and updated estimates of forfeitures of future performance awards resulting from the expected impact of COVID-19.  Additionally, general and administrative expenses in the prior year included $2,327 of litigation costs associated with the litigation matters.  These decreases were slightly offset by the increases in salaries and benefits from increased headcount and increased bonus accruals as a result of the increased revenue, partially offset by the implementation of temporary salary reductions.  As a percentage of total revenues, general and administrative expenses were 24% for the nine months ended September 30, 2020 as compared to 31% for the nine months ended September 30, 2019.

Other Income and Expenses

For the nine months ended September 30, 2020 and 2019, we recognized $576 and $1,925 of investment income from our asset management and cash investment sweep accounts.  This decrease is primarily related to the average cash balances held in the nine months ended September 30, 2020 as compared to the prior year period.  For the nine months ended September 30, 2020 and 2019, the Company incurred $459 and $32 of interest expense.  As previously disclosed, the Company entered into a debt facility at the end of last quarter and as a result, recorded $459 in interest from the new financing (See Note 13 Commitments and Contingencies).

Income Taxes

We had no income tax expenses or income tax benefit for each of the nine months ended September 30, 2020 and 2019, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved.  We do not believe that there are any additional tax expenses or benefits currently available.

Effect of Inflation

Inflation did not have a significant impact on the Company’s net sales, revenues or income from continuing operations during the three months ended September 30, 2020 and 2019.

Liquidity and Capital Resources

Cash Flow Information

As of September 30, 2020, the Company had cash, cash equivalents, and restricted cash of $67,609, an increase of $25,885 from $41,724 at December 31, 2019, primarily as a result of the Company entering into a new debt facility on June 30, 2020 (See Note 10 Long Term Debt), which provided the Company with net proceeds of $34,650 at closing, as further described below.

The Company had working capital of $121,181 and a current ratio of 7.4 at September 30, 2020, compared to working capital of $114,141 and a current ratio of 6.5 at December 31, 2019. The increase in working capital and the current ratio at September 30, 2020, as compared to December 31, 2019, was primarily due to the closing of our new debt facility on June 30, 2020 offset by the use of working capital to fund operations, including but not limited to the payment in 2020 of the 2019 performance bonus, annual sales awards, and our annual sales meeting totaling $5,897 and prepaid annual insurance premiums totaling $2,155.  In addition, the Company paid capital expenditures related to construction of the biologics processing center in Vandalia, Ohio, and our Tampa, FL facility totaling $11,254 in the nine months ended September 30, 2020.  The Company believes it has sufficient cash resources to meet its liquidity requirements for at least the next 12 months based on its expected level of operations.

The Company’s future capital requirements depend on a number of factors: primarily the point at which our revenues stabilize after the  COVID-19 pandemic is no longer impacting the business, the rate at which these revenues increase post this period and our ability to adjust expenses to these revenues, and including, without limitation, cost of future office and manufacturing facilities, products and acquisition and/or development of new products. The Company will face increasing capital needs. Such capital needs could be substantial depending on the extent to which the Company is unable to increase revenue or manage costs.

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

The Company’s principal sources and uses of funds are explained below:

Cash used in operating activities

Operating activities for the nine months ended September 30, 2020 used $12,463 of cash as compared to using $16,542 for the nine months ended September 30, 2019.  This improvement is attributable to the improved in net loss, including the adjustments to net loss to reconcile the cash flows.

Cash provided by investing activities

Investing activities for the nine months ended September 30, 2020 provided $2,389 of cash as compared to $13,685 for the nine months ended September 30, 2019. This decrease in cash provided by investing activities was principally attributable to the leasehold improvements in our new Tampa facility and expenditures for our previously disclosed APC facility being built in Ohio.

Cash used in/provided by financing activities

Financing activities for the nine months ended September 30, 2020 provided $35,959 of cash as compared to $3,118 of cash for the nine months ended September 30, 2019. The increase in cash provided by financing activities was primarily the result of the previously mentioned debt financing, resulting in an increase of $34,358.

Operating Cash Requirements

On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC (See Note 13 Commitments and Contingencies).  In connection with COVID-19, the Company has implemented a cost reduction strategy designed to defer and reduce certain expenses and capital expenditures, including deferred completion of the APC up to one year. The Company anticipates restarting construction in the first quarter of 2021 and spending approximately $26,000 through the end of 2021, excluding the impact of capitalized interest.

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

On September 20, 2018, the Company entered into an agreement (the “Heights Agreement”) with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space (the “Heights Union Premises”) in Tampa, Florida.  In May 2020, the Company entered into a construction escrow agreement (the “Escrow Agreement”) with Heights Union and Commonwealth Land Title Insurance Company (“Escrow Agent”) which provided for the establishment of a federally insured escrow bank account (the “Escrow Account”) to hold Company fund to be used for tenant improvements in excess of the tenant allowance as provided in the Heights Agreement. The Company deposited $6,289 into the Escrow Account for use in completing construction of the tenant improvements.  The Escrow Agent will disburse the funds upon joint written instructions from Heights Union and the Company.  During the three months and nine months ended September 30, 2020, $3,003 and $4,682, respectively, was disbursed from the Escrow Account and recorded in property and equipment account of the balance sheet.  The Company anticipates depleting the Escrow Account by November 2020.  As of September 30, 2020, $1,607 remained in the Escrow Account and is recorded as restricted cash in the condensed consolidated balance sheet.

As of September 30, 2020, we had cash, cash equivalents and investments totaling $106,734 and total current liabilities of $18,792. Based on current estimates, we believe that our existing cash, cash equivalents and investments will allow us to fund our operations through at least the next 12 months. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Material Commitments

As previously disclosed in Note 13 – Commitments and Contingencies, in July 2018, the Company purchased a 70,000 square foot facility, the APC, on approximately 8.6 acres of land in Vandalia, Ohio.

On July 9, 2019, the Company entered into the Design-Build Agreement with CRB, pursuant to which CRB will renovate and retrofit the PC.  The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2020, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,300.  Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600.  These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the APC by late 2022.  As of September 30, 2020, the Company has recorded $9,062 in the current year and $15,127 to date related to renovations and design build in construction in progress. These items are recorded as projects in process as part of the property and equipment in its condensed consolidated balance sheet. In addition, the Company will capitalize interest expense from its debt facility based on the amount of accumulated expenditures of this asset during the period that is required to get the asset ready for its intended use.  In the three months ended September 30, 2020, the Company capitalized $489 to construction in progress.

As a result of COVID-19, the Company has implemented a cost reduction strategy designed to defer and reduce certain expenses, including deferment of the APC by up to one year. This defers approximately $25,000 of expected 2020 capital expenditures to 2021. In addition, the Company extended its current production facility License and Services agreement with Community Tissue Services (“CTS”) by one year to December 31, 2022. During the third quarter of 2020, the Company determined to resume the APC project in early 2021. The Company expects expenditures for this project of approximately $498 for the remainder of the current fiscal year and anticipates spending approximately $26,000 during 2021.

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

We also have interest rate exposure as a result of the Oberland Facility. As of September 30, 2020, the outstanding principal amount of our loans under the Oberland Facility was $35,000.  Interest on our loans under the Oberland Facility is payable quarterly during the term of the loans at a rate per annum, subject to certain exceptions, equal to the sum of (a) the greater of (i) LIBOR and (ii) 2% and (b) 7.5% (which percentage is subject to adjustment as described in the Oberland facility); provided that the interest rate shall never be less than 9.5%. Changes in the LIBOR rate may therefore affect our interest expense associated with the loans. An increase of 100 basis points in interest rates would increase expense by approximately $350 annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020 and concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted by us to the SEC is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, we implemented changes to our controls relating to its new debt facility.  These changes included new processes to evaluate and account for debt and debt compliance.  As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely but many have returned to the office as of July.  As a result of these changes to the working environment of 2020 the Company has not identified any material changes in the Company’s internal control over financial reporting.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.  There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except as provided below, Axogen and its subsidiaries are not a party to any material litigation as of September 30, 2020:

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated (the “Plaintiff”), filed a putative class action complaint in the United Stated District Court for the Middle District of Florida (the “Court”) alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and (i) the several underwriters (the “2017 Offering Underwriters”) named in that certain Underwriting Agreement, dated November 16, 2017, by and between the Company and Leerink Partners LLC, as representative of the several underwriters named therein, and (ii) the several underwriters (the “2018 Offering Underwriters”) named in that certain Underwriting Agreement, dated May 8, 2018, by and between the Company and Jefferies LLC and Leerink Partners LLC, as representatives of the several underwriters named therein (the 2017 Offering Underwriters and 2018 Offering Underwriters, collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.).  Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018.   In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis.  Plaintiff seeks an order (a) declaring the action a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedures; (b) awarding Police and Fire Retirement System of the City of Detroit (“Lead Plaintiff”) and the prospective class compensatory damages against all Defendants in an amount to be proven at trial; (c) awarding Lead Plaintiff and the prospective class extraordinary equitable and/or injunctive relief as permitted by the law (including but not limited to rescission); (d) awarding Lead Plaintiff and the prospective class their costs and expenses incurred in the action, including reasonable attorneys’ fees and expert fees; (e) all such other relief that may be just and proper.  Axogen was served on January 15, 2019.  On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen was not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss.  Plaintiff filed opposing papers on August 12, 2019.  The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report.  The Court scheduled oral argument for the motion to dismiss for December 4, 2019.  On April 21, 2020, the Court dismissed the Complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted.  The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020.  Axogen will file a motion to dismiss on August 6, 2020.  The Plaintiff filed an opposition to such dismissal on September 20, 2020.  Both parties have requested to present oral arguments and await the Court’s decision.  Plaintiff is seeking compensatory damages, reimbursement of expenses and costs, including counsel and expert fees and such other relief as the court deems just and proper. The Company and Individual Defendants continue to dispute the allegations and intend to vigorously defend against the any amended Complaint, if filed.

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

Our credit facility and payment obligations under the Revenue Participation Agreement with TPC Investments II LP and Argo SA LLC, each affiliates of Oberland Capital (collectively, “Oberland Capital”), contain operating and financial covenants that restrict our business and financing activities, require cash payments over an extended period of time and are subject to acceleration in specified circumstances, which may result in Oberland Capital taking possession and disposing of any collateral.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1†	Commercial Lease, dated October 1, 2020, by and between Axogen Corporation and Ja-Cole, L.P.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File – The cover pages does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: October 30, 2020	/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer and President
(Principal Executive Officer)

Dated: October 30, 2020	/s/ Peter J. Mariani
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)