Form 10-Q
period 2021-03-31
Axogen, Inc.
filed 2021-05-06
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
As of May 3, 2021, the registrant had 41,003,269 shares of common stock outstanding.

Forward-Looking Statements
From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our assessment of our internal controls over financial reporting, our growth, the impact of COVID-19, product development, product potential, financial performance, sales growth, product adoption, market awareness of our products, data validation, and our visibility at and sponsorship of, conferences and educational events. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the our business and our market, particularly those discussed in the risk factors and cautionary statements set forth in the our filings with the SEC, including as described in “Risk Factors” included in Item 1A and “Risk Factor Summary” included in our 2020 Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. Forward-looking statements are representative only as of the date they are made, and, except as required by applicable law, we assume no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$39,843	$48,767
Restricted cash	6,333	6,842
Investments	51,062	55,199
Accounts receivable, net of allowance for doubtful accounts of $351 and $416, respectively	19,825	17,618
Inventory	13,388	12,529
Prepaid expenses and other	4,694	4,296
Total current assets	135,145	145,251
Property and equipment, net	44,395	38,398
Operating lease right-of-use assets	15,442	15,614
Finance lease right-of-use assets	59	64
Intangible assets	2,328	2,054
Total assets	$197,369	$201,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,831	$21,968
Current maturities of long-term lease obligations	1,442	863
Total current liabilities	22,273	22,831

Long-term debt, net of financing fees	32,140	32,027
Long-term lease obligations	20,731	20,874
Debt derivative liability	2,519	2,497
Other long-term liabilities	2	3
Total liabilities	77,665	78,232

Commitments and contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 40,842,717 and 40,618,766 shares issued and outstanding	408	406
Additional paid-in capital	329,603	326,390
Accumulated deficit	(210,307)	(203,647)
Total shareholders’ equity	119,704	123,149
Total liabilities and shareholders’ equity	$197,369	$201,381
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues	$31,037	$24,261
Cost of goods sold	5,172	4,816
Gross profit	25,865	19,445
Costs and expenses:
Sales and marketing	17,973	17,838
Research and development	5,748	4,614
General and administrative	8,364	5,502
Total costs and expenses	32,085	27,954
Loss from operations	(6,220)	(8,509)
Other (expense) income:
Investment income	34	311
Interest expense	(444)	(31)
Other (expense)/income	(30)	37
Total other (expense) income, net	(440)	317
Net Loss	$(6,660)	$(8,192)
Weighted average common shares outstanding — basic and diluted	40,705,840	39,697,790
Loss per common share — basic and diluted	$(0.16)	$(0.21)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In Thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(6,660)	$(8,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	772	307
Amortization of right-of-use assets	500	470
Amortization of intangible assets	47	36
Amortization of deferred financing fees	112	—
Provision for bad debt	(26)	22
Provision for inventory write-down	783	924
Changes in fair value of derivatives	22	—
Changes in investment gains and losses	15	(49)
Share-based compensation	2,694	556
Change in operating assets and liabilities:
Accounts receivable	(2,181)	3,902
Inventory	(1,642)	(1,626)
Prepaid expenses and other	(313)	(2,024)
Accounts payable and accrued expenses	(5,061)	(1,903)
Operating lease obligations	119	(472)
Contract and other liabilities	(1)	(3)
Net cash used in operating activities	(10,820)	(8,052)

Cash flows from investing activities:
Purchase of property and equipment	(3,095)	(5,021)
Purchase of investments	(15,279)	(11,760)
Proceeds from sale of investments	19,400	25,450
Cash payments for intangible assets	(156)	(119)
Net cash provided by investing activities	870	8,550

Cash flows from financing activities:
Payments of employee tax withholding in exchange of common stock awards	—	(639)
Cash paid for debt portion of finance leases	(4)	(5)
Proceeds from exercise of stock options	521	316
Net cash provided by (used in) financing activities	517	(328)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,433)	170
Cash, cash equivalents, and restricted cash, beginning of period	55,609	41,724
Cash, cash equivalents and restricted cash, end of period	$46,176	$41,894

Supplemental disclosures of cash flow activity:
Cash paid for interest	$312	$11
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$4,836	$3,674
Obtaining a right-of-use asset in exchange for a lease liability	$321	$120
Acquisition of intangible assets in accounts payable and accrued expenses	$166	$—
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In Thousands, Except Share Amounts)

	Common Stock		Paid-in Capital	Accumulated Deficit	Shareholders' Equity/(Deficit)
	Shares	Amount
Three Months Ended March 31, 2021
Balance at December 31, 2020	40,618,766	$406	$326,390	$(203,647)	$123,149
Net Loss	—	—	—	(6,660)	(6,660)
Stock-based compensation	—	—	2,694	—	2,694
Issuance of restricted and performance stock units	94,533	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	129,418	1	520	—	521
Balance at March 31, 2021	40,842,717	$408	$329,603	$(210,307)	$119,704

Three Months Ended March 31, 2020
Balance at December 31, 2019	39,589,755	$396	$311,618	$(179,861)	$132,153
Net Loss	—	—	—	(8,192)	(8,192)
Stock-based compensation	—	—	556	—	556
Issuance of restricted and performance stock units	137,634	1	(1)	—	—
Shares surrendered by employees to pay tax withholdings	(36,963)	—	(639)	—	(639)
Exercise of stock options and employee stock purchase plan	48,341	—	316	—	316
Balance at March 31, 2020	39,738,767	$397	$311,850	$(188,053)	$124,194
See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In Thousands, Except Per Share Amounts)
Unless the context otherwise requires, all references in these Notes to “Axogen,” the “Company”, “we,” “us” and “our” refer to Axogen, Inc. and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation, and Axogen Europe GmbH.
1.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2021 and December 31, 2020 and for the three-month periods ended March 31, 2021 and 2020. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three-months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2021. Specifically, there can be no assurances that the resurgences of coronavirus (“COVID-19”) will not affect future results.

2.Summary of Significant Accounting Policies
Cash and Cash Equivalents and Concentration
The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements. The Company has not experienced any losses related to these balances; however, as of March 31, 2021, $39,343 of the cash and cash equivalents balance was in excess of FDIC limits. As of March 31, 2021 and December 31, 2021, the Company had restricted cash balances of $6,333 and $6,842, respectively. The March 31, 2021 and December 31, 2021 balances both include $6,000, which represents collateral for an irrevocable standby letter of credit. The March 31, 2021 and December 31, 2020 balances include $83 and $842, respectively, which is the balance of the Heights Union Escrow Account (see Note 13 - Commitments and Contingencies). Additionally, the March 31, 2021 includes an additional irrevocable standby letter of credit in the amount of $250 (See Note 10 - Long Term Debt).
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$39,843	$48,767
Restricted cash	6,333	6,842
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$46,176	$55,609

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
A portion of the Company’s product revenue is generated from consigned inventory maintained at hospitals and independent sales agencies, and also from inventory physically held by field sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.
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

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2020	$16,944	$14	$15
Closing, March 31, 2020	13,020	14	12
Increase (decrease)	(3,924)	—	(3)

Opening, January 1, 2021	$17,618	$14	$3
Closing, March 31, 2021	19,825	14	2
Increase (decrease)	2,207	—	(1)

Allowance for Doubtful Accounts Receivable and Concentration of Credit Risk
The Company evaluates the collectability of accounts receivable to determine the appropriate allowance for doubtful accounts. In determining the amount of the allowance, the Company considers aging of account balances, historical credit losses, customer-specific information, the current economic environment, supportable forecasts and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in general and administrative expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant. The allowance for doubtful accounts balance was approximately $351 and $416 at March 31, 2021 and December 31, 2020, respectively.
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
Due to net losses for the three months ended March 31, 2021 and 2020, basic and diluted net loss per share were the same as the effect of potentially dilutive securities and would have been anti-dilutive.

3.Recently Issued Standards to be Adopted
The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.Inventory
Inventories are comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard® Nerve Protector, Axoguard® Nerve Cap, Avive® Soft Tissue Membrane, Acroval® Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and are valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31, 2021	December 31, 2020
Finished goods	$9,309	$8,876
Work in process	782	751
Raw materials	3,297	2,902
Inventories	$13,388	$12,529
The Company monitors the shelf life of its products and historical expiration and spoilage trends and writes-down inventory based on the estimated amount of inventory that may not be distributed before expiration or spoilage.  For the three months ended March 31, 2021 and 2020, the Company had adjustments to the provision for inventory write downs of $783 and $924 respectively.

5.Fair Value Considerations
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
On June 30, 2020, the Company entered into the Oberland Facility (See Note - 10 Long-Term Debt), concluding that the term debt instrument included certain embedded features that required separate accounting (the “Debt Derivative Liability”) and that the equity contract entered into concurrently was required to be classified as a liability and recorded at its fair value. These instruments were determined to be financial liabilities requiring Level 3 fair value measurements.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2021
Assets:
Money market funds	$27,243	$—	$—	$27,243
U.S. government securities	12,093	—	—	12,093
Commercial paper	—	38,969	—	38,969
Total assets	$39,336	$38,969	$—	$78,305

Liabilities
Oberland facility	$—	—	$36,686	$36,686
Debt derivative liability	—	—	2,519	2,519
Total liabilities	$—	$—	$39,205	$39,205

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Assets:
Money market funds	$23,044	$—	$—	$23,044
U.S. government securities	12,123	—	—	12,123
Corporate bonds	—	6,408	—	6,408
Commercial paper	—	36,668	—	36,668
Total assets	$35,167	$43,076	$—	$78,243

Liabilities
Oberland facility	$—	—	$36,855	$36,855
Debt derivative liability	—	—	2,497	2,497
Total liabilities	$—	$—	$39,352	$39,352
Oberland Facility

The Company estimates the fair value of long-term debt under the Oberland Facility using a discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. The Oberland Facility is classified as Level 3. The estimated fair value of the Company’s long-term debt under the Oberland Facility was $36,686 and $36,855, at March 31, 2021 and December 31, 2020, respectively (See Note 10 - Long-Term Debt).
Debt Derivative Liability
The Debt Derivative Liability was measured using a ‘with and without’ valuation model to compare the fair value of the Oberland Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Oberland Facility including the embedded derivative features was determined using a probability-weighted expected return model based on four potential settlement scenarios for the Oberland Facility due to a mandatory prepayment event between January 1, 2024 and June 30, 2027; (a) the prepayment of the Oberland Facility at the Company’s option; and (b) the repayment of the Oberland Facility at its maturity in accordance with the terms of the debt agreement. The estimated settlement value of each scenario, which would include any required make-whole payment (See Note 10 - Long-Term Debt) is then discounted to present value using a discount rate that is derived based on the initial terms of the Oberland Facility at issuance and corroborated utilizing a synthetic credit rating analysis.

The significant inputs that are included in the valuation of the Debt Derivative Liability include:

	March 31, 2021		December 31, 2020
Input
Remaining term (years)	6.25		6.50
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.50%		9.50%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	8.87%	(1)	8.70%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three months ended March 31, 2021.  The maturity dates of the Company’s investments are less than one year.
The following represents the rollforward of the fair value of instruments classified as Level 3 measurements for the three months ended March 31, 2021:

Quarter Ending March 31, 2021
Beginning Balance, January 1, 2021	$39,352
Change in fair value of Oberland Facility	(169)
Change in fair value of debt derivative	22
Ending Balance, March 31, 2021	$39,205

6.Prepaid Expense and Other
Prepaid and other assets consist of the following:

	March 31, 2021	December 31, 2020

Prepaid insurance	$2,037	$2,596
Stock option receivable	14	2
Litigation receivable	23	23
Prepaid events	427	203
Prepaid marketing	580	587
Prepaid software license	216	220
Prepaid professional fees	497	251
Other prepaid items	900	414
Prepaid and Other Assets	$4,694	$4,296
Our policy year for our insurance runs on a calendar year and as such a significant portion of the policy payment is made on our about the beginning of the new year and amortized to expense throughout the remaining year.

7.Property and Equipment
Property and equipment consist of the following:

	March 31, 2021	December 31, 2020

Furniture and equipment	$3,833	$2,334
Leasehold improvements	14,442	12,983
Processing equipment	3,760	2,634
Land	731	731
Projects in process	27,226	24,540
Property and equipment, at cost	49,992	43,223
Less: accumulated depreciation and amortization	(5,597)	(4,825)
Property and equipment, net	$44,395	$38,398
Depreciation expense for the three months ended March 31, 2021 and 2020 was $772 and $307, respectively. The significant increase in projects in process is related to our Axogen Processing Center (“APC”) facility (See Note 13 - Commitments and Contingencies).
On September 20, 2018, the Company entered into an agreement (the “Heights Agreement”) with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space in Tampa, Florida (See Note 13 - Commitments and Contingencies). In May 2020, the Company entered into a construction escrow agreement with Heights Union and Commonwealth Land Title Insurance Company (“Escrow Agent”), which provided for the establishment of a federally insured escrow bank account (the “Escrow Account”) to hold Company funds to be used for tenant improvements in excess of the tenant allowance as provided in the Heights Agreement. The Company deposited $6,289 into the Escrow Account for use in completing construction of the tenant improvements. The Escrow Agent will disburse the funds upon joint written instructions from Heights Union and the Company. During the three months ended March 31, 2021, $759 was disbursed from the Escrow Account and recorded in property and equipment account on the balance sheet. As of March 31, 2021, $83 remained in the Escrow Account and is recorded as restricted cash in the condensed consolidated balance sheet.

8.Intangible Assets
The Company’s intangible assets consist of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents	$1,814	$(159)	$1,655	$1,496	$(139)	$1,357
License agreements	1,094	(772)	322	1,093	(745)	348
Total amortizable intangible assets	$2,908	$(931)	$1,977	$2,589	$(884)	$1,705

Unamortized intangible assets
Trademarks	$351	$—	$351	$349	$—	$349
Total intangible asset, net	$3,259	$(931)	$2,328	$2,938	$(884)	$2,054

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods of up to 20 years. Amortization expense was approximately $47 and $36 for the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, future amortization of license agreements and patents is as follows:

Year Ending December 31,
2021 (excluding the three months ended March 31, 2021)	$150
2022	200
2023	168
2024	97
2025	97
Thereafter	1,265
TOTAL	$1,977
License Agreements
The Company has entered into multiple license agreements (together, the “License Agreements”) with the University of Florida Research Foundation and the University of Texas at Austin. Under the terms of the License Agreements, the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the United States and international markets. The effective term of the License Agreements extends through the term of the related patents and the agreements may be terminated by the Company with 60 days’ prior written notice. Additionally, in the event of default, licensors may terminate an agreement if the Company fails to cure a breach after written notice. The License Agreements contain the key terms listed below:
•The Company pays royalty fees ranging from 1% to 3% under the License Agreements based on net sales of licensed products. One of the agreements also contains a minimum royalty of $13 per quarter, which may include a credit in future quarters in the same calendar year for the amount the minimum royalty exceeds the royalty fees. Also, when the Company pays royalties to more than one licensor for sales of the same product, a royalty stack cap applies, capping total royalties at 3.75%;
•If the Company sublicenses technologies covered by the License Agreements to third parties, the Company would pay a percentage of sublicense fees received from the third party to the licensor. Currently, the Company does not sublicense any technologies covered by License Agreements. The Company is not considered a sub-licensee under the License Agreements and does not owe any sub-licensee fees for its own use of the technologies;
•The Company reimburses the licensors for certain legal expenses incurred for patent prosecution and defense of the technologies covered by the License Agreements; and
•Currently, under the University of Texas at Austin’s agreement, the Company would owe a milestone fee of $15 upon receiving a Phase II Small Business Innovation Research or Phase II Small Business Technology Transfer grant involving the licensed technology. The Company has not received either grant and does not owe such a milestone fee.  A milestone fee to the University of Florida Research Foundation of $2 is due if the Company receives FDA approval of its Avance Nerve Graft, a milestone fee of $25 is due upon the first commercial use of certain licensed technology to provide services to manufacture products for third parties and a milestone fee of $10 is due upon the first use to manufacture products that utilize certain technology that is not currently incorporated into the Company's products.
Royalty fees were approximately $641 and $492 during the three months ended March 31, 2021 and 2020, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

9.Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31, 2021	December 31, 2020

Accounts payable	$9,157	$4,597
Accrued expenses	5,434	3,778
Accrued compensation	6,240	13,593
Accounts Payable and Accrued Expenses	$20,831	$21,968

10.Long-Term Debt
The carrying value of the Company’s outstanding debt consists of the following:

	March 31, 2021	December 31, 2020
Oberland Facility	$35,000	$35,000
Less - unamortized debt discount and deferred financing fees	(2,860)	(2,973)
Total long-term debt	$32,140	$32,027
Oberland Facility
On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the “Oberland Facility”) and obtained the first tranche of $35,000 at closing. The Oberland Facility provides for a total of $75,000 through two additional tranches that can be drawn by December 31, 2021 and requires interest-only payments for the duration of the term.  A second tranche of $15,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of at least $20,000. Such second tranche may also be put to the Company at any time by Oberland Capital. A third tranche of $25,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of $28,000.  The financing costs for this facility are approximately $642 and were recorded as a contra liability to the debt facility. As of March 31, 2021, the Company has paid all of the financing costs.
The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of March 31, 2021). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020 maturing on June 30, 2027).  In connection with the Oberland Facility, the Company entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, an additional quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”).  Payments will commence on September 30, 2021.  This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount.  On March 31, 2021, the Company paid the quarterly debt interest of $831 to Oberland Capital for this facility.  The Company capitalized approximately $520 of the interest towards the costs to construct and retrofit its Axogen Processing Center in Vandalia, OH (See Note 13 - Commitments and Contingencies). The capitalized interest is recorded as part of property and equipment in the condensed consolidated balance sheet.
Additionally, Oberland Capital had the right to purchase up to $3,500 worth of the Company's common stock from the Company in one transaction at any time after closing of the Oberland Facility until the later of (i) the date all amounts due under the Oberland Facility are repaid and (ii) June 30, 2027 (the “Oberland Option”). The purchase price of the common stock will be calculated based on the 45-day moving average of the closing stock price on the day prior to the purchase. On December 10, 2020, Oberland Capital exercised in full its option under the Option Agreement. The exercise price was determined to be $14.13, resulting in gross proceeds to the Company of approximately $3,500 and the issuance of 247,699 shares to TPC Investments II LP, a wholly owned subsidiary of Oberland Capital. In conjunction with the issuance, Oberland Capital received certain protective rights (including protection from down-round stock issuances) for a period of one year subsequent to the issuance.
The amounts outstanding under the Oberland Facility may be accelerated upon certain events, including: (a) required mandatory prepayments upon an asset sale; (b) in the event the Company is subject to (i) any litigation brought by a Governmental Authority (as defined in the Oberland Facility) including intervention after litigation is commenced by a Person (as defined in the Oberland Facility ), or (ii) any final administrative action by a Governmental Authority, in each case arising out of or in connection with any of the Company’s registry studies, payments made to doctors or training activities with respect to healthcare professionals (excluding certain final administrative action that have been fully and finally resolved by the parties pursuant to a settlement agreement) or (c) upon the occurrence of an event of default (either automatically or at the option of Oberland Capital depending on the nature of the event). In addition, the Company has the right to prepay any amounts outstanding under the Oberland Facility. Upon maturity or upon such earlier repayment of the Oberland Facility, the Company will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to Oberland Capital of at least 11.5%, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital.
Upon the occurrence of an event of default, the interest rate incurred on amounts outstanding under the Oberland Facility will be increased by 4%. The Oberland Facility includes a financial covenant requiring the Company to achieve revenue targets of $8,750 for the third and four quarters of 2020, $17,500 for the first and second quarter of 2021 and $20,000 for each quarter thereafter. In the event of a failure to meet such covenant the Company may avoid a default by electing to be subject to a liquidity covenant and meeting all of the obligations required by such covenant. Specifically, the liquidity covenant provides that the Company must maintain on deposit in a cash collateral account an amount not less than 1.1 times the aggregate outstanding principal balance of all outstanding loan amounts. The borrowings under the Oberland Facility are secured by substantially all of the assets of the Company. As of March 31, 2021, the Company was in compliance with all covenants.
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
In relation to the Oberland Facility and Revenue Participation Agreement, the Company assessed the identified embedded features to determine if they would require separate accounting. In performing this assessment, the Company concluded the following embedded features met the definition of a derivative and would not be considered clearly and closely related to the debt instrument, requiring separate accounting as bifurcated derivatives:
•Mandatory prepayments upon an asset sale or litigation involving the government, including the make-whole payment (put rights)
•Optional or automatic prepayment upon an event of default (put rights)
•Payments under the Revenue Participation Agreement (contingent interest feature)
•Additional interest upon events of default (contingent interest feature)
The Company considered these separable embedded features on a combined basis as a single derivative feature. The Company estimated the fair value of these features as $2,387 as of the date of issuance of the Oberland Facility and recorded this value as a deduction to the carrying value of the Oberland Facility.
Other credit facilities
The Company maintains restricted cash of $6,333 and $6,842 at March 31, 2021 and December 31, 2020, respectively. In both years, the balance includes $6,000, which represents collateral for an irrevocable standby letter of credit. In March 2021, the Company entered in an agreement which required an additional irrevocable standby letter of credit in the amount of $250. The remaining activity in the account relates to the Heights Union Escrow Account (see Note 13 - Commitments and Contingencies).

11.Stock Incentive Plan
The Company maintains two share-based incentive plans: the Axogen 2017 Stock Incentive Plan, as amended (“2017 Plan”), and the Axogen 2017 Employee Stock Purchase Plan (“2017 ESPP”).
Overview of Equity Incentive Plans
At the 2019 Annual Meeting of Shareholders held on August 14, 2019, the shareholders approved the Axogen 2019 Long-Term Incentive Plan (the “New Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, PSUs and RSUs to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant. The number of shares of common stock authorized for issuance under the New Axogen Plan is (A) 3,385,482 shares, comprised of (i) 3,000,000 new authorized shares and (ii) 385,482 unallocated shares of common stock available for issuance as of August 14, 2019 pursuant to the Company’s 2010 Stock Incentive Plan, as amended and restated (the “Prior Axogen Plan”), that were not then subject to outstanding awards; plus (B) shares under the Prior Axogen Plan and the New Axogen Plan that are cancelled, forfeited, expired, unearned or settled in cash, in any such case that does not result in the issuance of common stock. Following shareholder approval of the New Axogen Plan, no future awards will be made under the Prior Axogen Plan. As of March 31, 2021, 305,141 shares of common stock were available for issuance under the New Axogen Plan.
The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, as well as the adjustment mention above, of approximately $2,694 and $556 for the three months ended March 31, 2021 and 2020, respectively.
Stock Options
The options granted to employees prior to July 1, 2017 typically vest 25% 1 year after the grant date and 12.5% every six months thereafter for the remaining three-year period until fully vested after four years. The options granted to employees after July 1, 2017 typically vest 50% two years after the grant date and 12.5% every six months thereafter for the remaining two-year period until fully vested after four years. The options granted to directors and certain options granted from time to time to certain executive officers have vested ratably over three years, 25% per quarter over one year or had no vesting period. Options typically have terms ranging from seven to ten years.
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
A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,516,484	$12.79	5.93	$25,718

Granted	482,400	$20.86
Exercised	(138,575)	$5.02
Cancelled	(48,975)	$13.86

Outstanding, March 31, 2021	3,811,334	$14.08	6.19	$29,905
Exercisable, March 31, 2021	2,239,791	$11.99	4.26	$22,543

The Company used the following weighted-average assumptions for options granted during the periods indicated:

March 31, 2021

Expected term (in years)	5.93
Expected volatility	58.38%
Risk free rate	1.14%
Expected dividends	—%
Restricted and Performance Stock Units
RSUs granted to employees have a requisite service period of four years. The RSUs granted to directors and certain RSUs granted from time to time to certain executive officers have vested ratably over three years, over one year or had no vesting period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. PSUs generally have a requisite service period of three years and are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses their fair value over the requisite service period.
A summary of the status of non-vested RSUs/PSUs as of March 31, 2021 and the changes during the three months then ended are presented below:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2020	1,782,905	$15.23	1.83	$31,825

Granted	774,464	$20.72
Released	(94,734)	$19.08
Forfeited	(121,686)	$16.55

Unvested March 31, 2021	2,340,949	$16.82	2.09	$47,428

Performance Stock Units
The Company estimates the fair value of the PSUs based on its closing stock price at the time of grant and its estimate of achieving such performance target and records compensation expense as the milestones are achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense will be adjusted based upon the Company’s estimate of achieving such performance target. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement. The amount actually awarded will be based upon achievement of the performance measures.
At March 31, 2021, the total future stock compensation expense related to non-vested performance awards at maximum target payout is expected to be approximately $8,987.
On March, 8, 2021, the Compensation Committee of the Board of Directors approved PSUs that were tied to 2022 revenue, the “2021 PSU award.” The 2021 PSU award consists of a targeted award of 332,200 shares with a payout ranging from 0% to 200% upon achievement of specific revenue goals.
On July 17, 2020, the Compensation Committee of the Board of Directors approved PSU awards of 144,300 tied to the 2020 revenue. These awards were granted in mid-year with certain revenue targets adjusted for the impact of COVID-19. The 2020 PSUs granted in July reached 110% achievement of revenue targets.

On February 21, 2020, the Compensation Committee of the Board of Directors approved PSUs that were tied to 2021 revenue. The 2020 PSU award consists of a targeted award of 348,000 shares. In June 2020, the Company concluded that the performance metrics relating to the 2020 PSU grant with performance metrics tied to 2021 revenue were no longer probable and therefore stock compensation related to these grants of $340 was also reversed. Subsequently, in the fourth quarter of 2020, it became probable that the Company would achieve 50% of these performance metrics and therefore adjusted stock compensation.
In February 2020, the Company issued PSUs relating to a 2017 grant with performance metrics tied to 2019 revenue.  The award was issued at 72.3% of achievement and therefore, 27.7% of the stock compensation, or $536 relating to this grant was forfeited or reversed in the first quarter 2020. Previously, the Compensation Committee of the Board of Director granted PSUs that were tied to 2020 revenue in 2018. As a result of COVID-19, it was determined these PSU grants would not be awarded and therefore stock compensation related to these grants of $1,161 was forfeited in the prior year.
Employee Stock Purchase Plan
The Company also maintains the Axogen 2017 Employee Stock Purchase Plan, which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and, as of March 31, 2021, 323,913 shares remained available for issuance.

12.Income Taxes
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2018 through 2020.

13.Commitments and Contingencies
Leases
The Company determines whether or not a contract contains a lease at the inception date and determines the lease classification, recognition and measurement at commencement date. The Company classifies a lease based on whether the arrangement is effectively a purchase of the underlying asset. Leases that transfer the control of the underlying asset are classified as finance leases and all others are classified as operating leases. Interest and amortization expense are recognized for operating leases on a straight-line basis. If a change to the lease term leads to a reassessment of the lease classification and remeasurement, assumptions such as the discount rate and variable rents based on a rate or index will be updated as of the remeasurement date. If an arrangement is modified, the Company will reassess whether the arrangement contains a lease. Any subsequent changes in lease payments are recognized when incurred, unless the change requires a remeasurement of the lease liability.
The Company made an accounting policy election to not recognize right-of-use assets and lease liabilities that arise from short term leases, which are defined as leases with a lease term of 12 months or less at the lease commencement date.

We lease office space, medical lab and research space, a distribution center, a tissue processing center and equipment. We recognize lease expense for these leases on a straight-line basis over the lease term.
Certain of the Company’s leases include options for the Company to extend the lease term. None of the options were reasonably certain of exercise and therefore are not included in the measure of lease obligations and right-to-use assets.
Certain of the Company’s lease agreements include provisions for the Company to reimburse the lessor for common area maintenance, real estate taxes, and insurance, which the Company accounts for as variable lease costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company and Heights Union are parties to the Heights Agreement for the lease of seventy-five thousand square feet of office space in Tampa, Florida. Pursuant to the Heights Agreement, the Company will use the leased premises for general office, medical laboratory, training and meeting purposes. In September 2020, the Company began occupying the space. The lease includes a $5,250 lessor allowance to be used towards the hard and soft costs of the tenant improvements. The Company will bear the cost of any tenant improvement in excess of this allowance. Total costs of the tenant improvements were approximately $11,450. The Company concluded that it is the accounting owner of the tenant improvements. The lessor’s allowance of $5,250 for the construction of tenant improvements will be treated as an incentive. Because the Company is the accounting owner of the improvements, the lease incentive is accounted for as a reduction of the right-of-use asset and the total cost of the improvements of $12,149 is recognized on the balance sheet separate from the right-of-use asset as leasehold improvements. The improvements will be amortized over the life of the lease, which was determined to be the shorter of the useful life of the improvements or the lease term. The Company determined the commencement date of the lease was August 28, 2020 and valued the lease using a 10.6% incremental borrowing rate. The Company recorded a right-of-use asset of $13,323 and lease liability of $18,573 for the new office lease as of the commencement date.
The components of total lease expense for the three months ended March 31, 2021 were as follows:

	2021	2020
For the Three Months Ended March 31,
Finance lease costs
Amortization of right-of-use assets	$6	$5
Interest on lease liabilities	—	4
Operating lease costs	1,047	482
Short term lease costs	5	10
Variable lease costs	167	1
Total lease cost	$1,225	$502
The short-term lease cost shown above reasonably reflects the Company’s ongoing short-term lease commitment. The increase in variable lease costs is due to the common area maintenance expenses associated with the Tampa office space.
Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Finance Leases
Finance lease right-of-use assets	$59	$64
Current maturities of long-term obligations	$15	$17
Long-term obligations	$10	$13
Operating Leases
Operating lease right-of-use assets	$15,442	$15,614
Current maturities of long-term obligations	$1,427	$846
Long-term obligations	$20,731	$20,864

Other information related to leases was as follows:

For the Three Months Ended March 31,	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$411	$506
Right-of-use assets obtained in exchange for new finance lease liabilities	$321	$16
Weighted-average remaining lease term - finance leases	2.18	2.74
Weighted-average remaining lease term - operating leases	12.05	1.61
Weighted-average discount rate - finance leases	7.28%	7.28%
Weighted-average discount rate - operating leases	9.47%	5.99%
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
Service Agreements
On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), Dayton, Ohio, an FDA registered tissue establishment. Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement initially had a five-year term ending August 31, 2020. After three previous term extensions, on February 22, 2021, the agreement was further amended to extend the term of the agreement to until December 31, 2023. Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases.”  The Company also pays CTS for services in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended March 31, 2021 and 2020, the Company paid fees to CTS of approximately $643 and $506, respectively and are included are included in cost of goods sold on the accompanying condensed consolidated statements of operations.
In August 2008, the Company entered into an agreement with Cook Biotech to distribute the Axoguard products worldwide and the parties subsequently amended the agreement on February 26, 2018. Pursuant to the February 2018 amendment, the agreement expires on June 30, 2027. The Cook Biotech agreement establishes a formula for the transfer cost of the Axoguard products and requires certain minimum purchases, although, through mutual agreement, the parties have not established such minimums; and, to date, have not enforced such provision. Under the agreement, the Company provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.
In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft. In March 2020, the Company entered into an amendment to this agreement. The amendment extends the end of the study timeline from December 2020 to December 2021. It also increases the total number of subjects enrolled and the number of sites used in the studies. Payments made under this agreement were $278 and $516 for the three months ended March 31, 2021 and 2020, respectively.
In June 2017, the Company entered into the Nerve End Cap Supply Agreement (the “Supply Agreement”) with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard Nerve Cap and both parties have provided the other party the necessary licenses to their technologies for operation of the Supply Agreement. The Supply Agreement has a term through August 27, 2027. Under the Supply Agreement the Company provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.
Certain executive officers of the Company are parties to employment contracts. Such contracts have severance payments for certain conditions including change in control.

Concentrations
Vendor
Substantially all of the Company’s revenue is currently derived from five products, Avance Nerve Graft, Avive Soft Tissue Membrane, Axoguard Nerve Protector, Axoguard Nerve Connector, and Axoguard Nerve Cap for the treatment of peripheral nerve damage. Of these five products, Avance Nerve Graft represents approximately half of the Company’s total revenue. The Company has an exclusive distribution agreement with Cook Biotech for the purchase of Axoguard which expires June 30, 2027. The agreement with Cook Biotech establishes a formula for the transfer cost of the Axoguard products and requires certain minimum purchases by the Company, although, through mutual agreement, the parties have not established such minimums and to date have not enforced such provision.
The agreement allows for termination provisions for both parties. The loss of the ability to sell the Axoguard products could have a material adverse effect on the Company’s business until other replacement products would be available.
Processor
The Company is highly dependent on the continued availability of its processing facilities at CTS in Dayton, Ohio and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time. In addition, disruptions could lead to significant costs and reductions in revenues, as well as a potential harm to the Company’s business reputation and financial results. In the event of disruption, the Company believes it can find and make operational a new leased facility in less than six months, but the regulatory process for approval of facilities is time-consuming and unpredictable. The Company’s ability to rebuild or find acceptable lease facilities could take a considerable amount of time and expense and could cause a significant disruption in service to its customers. Although the Company has business interruption insurance, which would cover certain costs, it may not cover all costs nor help to regain the Company’s standing in the market.
In July 2018, the Company purchased a facility, the APC, in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft and Avive Soft Tissue Membrane are currently processed. The APC, when and if operational, will be the new processing facility for Avance Nerve Graft and Avive Soft Tissue Membrane to provide continued capacity for growth and to support the transition of Avance Nerve Graft from a 361 HCT/P tissue product to a biologic product. The APC is comprised of a 70,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land and this is recorded as Land within our property and equipment account on our balance sheet. The Company paid $4,300 for the building and this is recorded as projects in process as part of the property and equipment on the balance sheet.
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC. The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) by late 2022, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,300. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600. The Company temporarily deferred the construction as part of the cost containment initiatives implemented in the second quarter of 2020, and subsequently determined to resume construction in early January of 2021.  As of March 31, 2021, the Company has recorded $5,766 in the current year and $21,490 to date related to renovations and design build in construction in progress. These items are recorded as projects in process as part of the property and equipment in its condensed consolidated balance sheet.
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
Novitzki v. Zaderej, et al, 19-CA-11745 DIV L (13th Judicial Circuit, Hillsborough Cnty., Fl.). On November 11, 2019, Plaintiff Joseph Novitzki, derivatively on behalf of Axogen, filed a verified stockholder derivative complaint for breach of fiduciary duty, waste of corporate assets and unjust enrichment against Karen Zaderej, Gregory G. Freitag, Peter J. Mariani, Amy Wendell, Robert J. Rudelius, Mark Gold, Guido Neels, and Jamie M. Grooms (the “Individual Defendants”) and Nominal Defendant Axogen, Inc. (“Axogen”) (collectively, “Defendants”). Plaintiff asserts that the Individual Defendants, who are current or former Axogen officers or directors, breached their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing Axogen to make false public statements to investors based on the same claims in the report issued December 18, 2018 by Seligman Investments (the same allegations that form the basis for the Einhorn matter and the Bussey shareholder demand). Plaintiff demands judgment in the Company’s favor against all Individual Defendants as follows: (a) against all of the defendants and in favor of the Company for the amount of damages sustained by the Company as a result of the defendants' breaches of fiduciary duties, waste of corporate assets, and unjust enrichment; (B) directing Axogen to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect Axogen and its stockholders from a repeat of the damaging events described herein, including, but not limited to, putting forward for stockholder vote, resolutions for amendments to the Company’s Bylaws or Articles of Incorporation and taking such other action as may be necessary to place before stockholders for a vote of the following corporate governance policies: (1) directing Axogen to employ an independent, third-party expert to calculate the Company's market size (including the dollar values of Axogen's total addressable market and portion of the market relating to extremity trauma and OMF); (2) a provision to control insider selling; (3) a proposal to strengthen Axogen’s oversight of its disclosure procedures; (4) a proposal to strengthen the Company's controls over financial reporting; (5) a proposal to strengthen the Board's supervision of operations and develop and implement procedures for greater stockholder input into the policies and guidelines of the Board; and (6) a provision to permit the stockholders of Axogen to nominate at least three candidates for election to the Board; (C) extraordinary equitable and/or injunctive relief as permitted by law, equity, and state statutory provisions sued hereunder, including attaching, impounding, imposing a constructive trust on, or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to assure that plaintiff on behalf of Axogen has an effective remedy; (D) Awarding to Axogen restitution from defendants, and each of them, and ordering disgorgement of all profits, benefits, and other compensation obtained by the defendants, including all ill-gotten gains from insider selling by defendants; (E) awarding to plaintiff the costs and disbursements of the action, including reasonable attorneys' fees, accountants' and experts' fees, costs, and expenses; and (F) granting such other and further relief as the Court deems just and proper. After Defendants’ counsel had multiple discussions with Plaintiff’s counsel pointing out that it’s complaint was deficient for the same reasons argued in Jackson, the Plaintiff agreed to voluntarily dismiss the complaint without prejudice, which the court so-ordered on January 24, 2020.

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

14.Retirement Plan
Axogen 401(k) Plan
The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately. Employer contributions to the 401(k) Plan for the three months ended March 31, 2021 and 2020 were approximately $330 and $295, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, all references in this report to “Axogen,” the “Company,” “we,” “us” and “our” refer to Axogen, Inc., and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation, and Axogen Europe GmbH.
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
Our platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance® Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments, Axoguard Nerve Cap®, a porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma and Avive® Soft Tissue Membrane, a processed human umbilical cord intended for surgical use as a resorbable soft tissue barrier. Along with these core surgical products, we also offer the Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin. Our portfolio of products is available in the United States, Canada, the United Kingdom, several European countries, South Korea and other international countries.
Revenue from the distribution of our nerve repair products, Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector, Axoguard Nerve Cap and Avive Soft Tissue Membrane, in the United States is the main contributor to our total reported sales and has been the key component of our growth to date.
We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to the our portfolio and have ordered our products at least six times in the last 12 months. In the first quarter, we had 919 active accounts, an increase of 26% from 731 one year ago. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue. As our business continues to grow, we will transition to reporting a new account metric that we believe demonstrates the strength of adoption and potential revenue growth in accounts that have developed a more consistent use of Axogen products in their nerve repair algorithm. We refer to these as “Core Accounts” which we define as active accounts that have purchased at least $100,000 in the past 12 months. In the first quarter, we had 274 Core Accounts, an increase of 13% from 243 one year ago. These Core Accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.
As such, revenue growth primarily occurs from increased purchasing from active accounts, followed by revenue growth from new accounts. During the COVID-19 pandemic, we kept our sales team and broader commercial organization intact and took the opportunity to provide extensive sales training. Our sales team developed skills and shared best practices around remote case support where hospital access has been restricted. We believe this remote support has been appreciated by customers and has expanded our sales team’s ability to support surgeons and their patients during COVID-19 and beyond.
There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$31,037	100.0%	$24,261	100.0%
Cost of goods sold	5,172	16.7	4,816	19.9
Gross Profit	25,865	83.3	19,445	80.1
Cost and expenses
Sales and marketing	17,973	57.9	17,838	73.5
Research and development	5,748	18.5	4,614	19.0
General and administrative	8,364	26.9	5,502	22.7
Total costs and expenses	32,085	103.4	27,954	115.2
Loss from operations	(6,220)	(20.0)	(8,509)	(35.1)
Other (expense) income:
Investment income	34	0.1	311	1.3
Interest expense	(444)	(1.4)	(31)	0.0
Change in fair value of derivatives		—	—	0.0
Other expense	(30)	(0.1)	37	0.1
Total other (expense) income, net	(440)	(1.4)	317	1.4
Net Loss	$(6,660)	(21.5)%	$(8,192)	(33.8)%
Revenues
Revenues for the three months ended March 31, 2021 increased 28% to $31,037 as compared to $24,261 for the three months ended March 31, 2020.  Revenue growth was driven by an increase in unit volume of approximately 22%, as well as the net impact of changes in prices and product mix of approximately 6%. The growth in unit volume increase was attributed to unit growth in our active accounts, and also reflects the initial negative impact of the COVID-19 pandemic, which began to negatively impact procedure volumes and revenue in March of 2020.
Gross Profit
Gross profit for the three months ended March 31, 2021 increased 33% to $25,865 as compared to $19,445 for the three months ended March 31, 2020. Gross margin increased to 83% in the three months ended March 31, 2021 compared to 80% for the three months ended March 31, 2020. Prior year gross margin was negatively impacted by excess inventory write-downs.
Costs and Expenses
Total costs and expenses increased 15% to $32,085 for the three months ended March 31, 2021, as compared to $27,954 for the three months ended March 31, 2020. Prior year stock compensation included a credit of $1,697 on stock compensation primarily reflecting lower estimates of performance stock awards that would be earned resulting from the impact of COVID-19 on performance metrics for these awards. Additionally, the increase over prior year also includes higher compensation, litigation expenses as well as increased expenses for our new Tampa facility. These expenses were partially offset by decreases in travel, in-person conferences and surgeon education programs due to COVID-19 related restrictions. As a percentage of total revenues, total costs and expenses decreased to 103% for the three months ended March 31, 2021, as compared to 115% for the three months ended March 31, 2020.
Sales and marketing expenses increased less than 1% to $17,973 for the three months ended March 31, 2021, as compared to $17,838 for the three months ended March 31, 2020. This increase was primarily due to higher compensation related expenses including sales commissions, offset by a decrease in travel and symposium expense due to pandemic-related restrictions. As a percentage of total revenues, sales and marketing expenses decreased to 58% for the three months ended March 31, 2021 as compared to 74% for the three months ended March 31, 2020.
Research and development expenses increased 25% to $5,748 for the three months ended March 31, 2021, as compared to $4,614 for the three months ended March 31, 2020.  Research and development costs include our product development, reflects spending in a number of specific programs including our efforts related to the BLA for Avance Nerve Graft and a next generation Avance product, and clinical trials. Product development expenses represented approximately 66% of total research and development expense in the three months ended March 31, 2021 as compared to 50% in the prior year period. Clinical trial expenses represented approximately 34% of research and development expense in the three months ended March 31, 2021 as compared to 50% in the prior year period. The increase in product development expenses reflect increased spending in specific programs, including our efforts related to the BLA for Avance Nerve Graft and a next generation Avance product. Additionally, pandemic related restrictions lowered spending on certain of our clinical study programs. In the first quarter of 2021, we reinitiated activities in our Sensation-NOW® and Rethink Pain Registries, and we expect that these and other clinical activities will continue to increase across the coming quarters. As a percentage of total revenues, research and development expenses remained flat at 19% for both three months ended March 31, 2021 and 2021.
General and administrative expenses increased 52% to $8,364 for the three months ended March 31, 2021, as compared to $5,502 for the three months ended March 31, 2020. The prior year quarter included $1,800 of lower non-cash stock compensation primarily related to lower estimates of performance stock units that would be earned resulting from the impact of COVID-19 on performance metrics for these awards. Additionally, current year general and administrative expenses include litigation charges of $837. As a percentage of total revenues, general and administrative expenses increased to 27% for the three months ended March 31, 2021, as compared to 23% for the three months ended March 31, 2020.
Other Income and Expenses
We recognized total other expense of $440 for the three months ended March 31, 2021, compared to other income of $317 for the three months ended March 31, 2020. The change is primarily due to interest expense recognized in the current period on our current financing agreement with Oberland Capital (the "Oberland Facility") that began June 30, 2020, and lower investment income from our asset management program as we lowered our investment balances and increased cash reserves.
Income Taxes
We had no income tax expense or benefit for each of the three months ended March 31, 2021 and 2020, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Liquidity and Capital Resources
Cash Flow Information
As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $46,176, a decrease of $9,433 from $55,609 at December 31, 2020, primarily as a result of capital expenditures related to the biologics processing center in Vandalia, Ohio, and other operating activities.
We had working capital of $112,872 and a current ratio of 6.1x at March 31, 2021, compared to working capital of $122,420 and a current ratio of 6.4x at December 31, 2020. The decrease in working capital and the current ratio at March 31, 2021, as compared to December 31, 2020, was primarily due to cash payments in the quarter offset by higher receivables balance and inventory balance at the end of the quarter due to increasing sales. We believe we have sufficient cash resources to meet our liquidity requirements for at least the next 12 months based on our expected level of operations.
Our future capital requirements depend on a number of factors including, without limitation, revenue increases consistent with our business plan, cost of products and acquisition and/or development of new products. We could face increasing capital needs. Such capital needs could be substantial depending on the extent to which we are unable to increase revenue.

If we need additional capital in the future, we could draw additional debt proceeds of up to an additional $40,000 from the our current financing agreement with Oberland Capital subject to certain restrictions as set forth in the agreement and described in Note 10 – Long Term Debt in the Notes to Condensed Consolidated Financial Statements. If necessary, we may raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity would result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain action, such as slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(10,820)	$(8,052)
Investing activities	870	8,550
Financing activities	517	(328)
Net increase (decrease) in cash and cash equivalents	$(9,433)	$170
Cash used in operating activities
Operating activities for the three months ended March 31, 2021 used $10,820 of cash as compared to using $8,052 for the three months ended March 31, 2020. The decrease in operating cash flows primarily relates to the decrease in working capital.
Cash provided by investing activities
Investing activities for the three months ended March 31, 2021 provided $870 of cash as compared to $8,550 for the three months ended March 31, 2020. This decrease in cash provided by investing activities was principally attributable to the sale of investments in the prior year as part of our asset management program.
Cash used in/provided by financing activities
Financing activities for the three months ended March 31, 2021 provided $517 of cash as compared to used $328 of cash for the three months ended March 31, 2020. The increase in cash provided by financing activities was primarily the result of payments of employee tax withholding in exchange for common stock in the prior year as well as higher proceeds from the exercise of stock options.
Operating Cash Requirements
APC Commitment
On July 9, 2019, we entered into the Design-Build Agreement with CRB, pursuant to which CRB will renovate and retrofit the APC (See Note 13 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements). We anticipate spending up to approximately $20,400 for renovations, equipment and furniture over the next twelve months and up to $21,800 over the next 18 months.
Tampa Commitment

Pursuant to the Heights Agreement, we will use the leased premises in Tampa, Florida for general office, medical laboratory, training and meeting purposes. We began occupying the premises in September of 2020. The lease term includes several months of free rent, and these free periods will cease in the second half of fiscal 2021. We recorded a right of use asset and lease liability at the commencement of the lease term as discussed in Note 13 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

Credit Facilities

On June 30, 2020, we entered into the Oberland Facility and obtained the first tranche of $35,000 at closing. The Oberland Facility provides for a total of $75,000 through two additional tranches that can be drawn by December 31, 2021 and requires interest-only payments for the duration of the term. A second tranche of $15,000 may be drawn at our option upon achieving two consecutive quarters with revenue of at least $20,000. Such second tranche may also be put to us at any time by Oberland Capital. A third tranche of $25,000 may be drawn at our option upon achieving two consecutive quarters with revenue of $28,000. The financing costs for this facility are approximately $642 and were recorded as a contra liability to the debt facility.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of March 31, 2021). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020 and maturing on June 30, 2027). In connection with the Oberland Facility, we entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, an additional quarterly royalty payment as a percentage of our net revenue, up to $70,000 in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Payments will commence on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount.
Material Commitments
As previously disclosed in Note 13 – Commitments and Contingencies, in July 2018, we purchased a 70,000 square foot facility, the APC, on approximately 8.6 acres of land in Vandalia, Ohio.
On July 9, 2019, we entered into the Design-Build Agreement with CRB (which was subsequently amended on October 6, 2020), pursuant to which CRB will renovate and retrofit the APC. The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2021, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $28,846. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600. These capital expenditure costs will be incurred as they arise until the anticipated full transition of material processing to the APC by late 2022. As of March 31, 2021, we have recorded $5,766 in the current year and $21,490 to date related to renovations and design build in construction in progress. These renovations included providing a second floor over a portion of the facility which increases the total usable space to 107,000 square feet. These items are recorded as projects in process as part of the property and equipment in our consolidated balance sheet. In addition, we will capitalize interest expense from our debt facility based on the amount of accumulated expenditures of this asset during the period that is required to get the asset ready for its intended use. During the first quarter of 2021, we capitalized interest of $520 to construction in progress.
We expect to receive certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC. The economic development grants are subject to certain job creation milestones by 2023 and related contingencies. We have received approximately $238 from these grants. These grants have claw back clauses if we do not meet these job creation milestones by 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2020 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2020.

ITEM 4.  CONTROLS AND PROCEDURES
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

PART II –OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
As disclosed in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 13 relating to legal proceedings is incorporated herein by reference.

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1
Seventh Amendment to License and Services Agreement, dated as of February 22, 2021, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissues Services) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2021).

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

AXOGEN, INC.

Dated: May 6, 2021	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: May 6, 2021	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)