Form 10-Q
period 2021-06-30
Axogen, Inc.
filed 2021-08-05
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
As of July 30, 2021, the registrant had 41,397,053 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our assessment of our internal controls over financial reporting, our growth, the impact of COVID-19, product development, product potential, regulatory process and approvals, APC renovation timing and expense, financial performance, sales growth, product adoption, market awareness of our products, data validation, and our visibility at and sponsorship of, conferences and educational events. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the our business and our market, particularly those discussed in the risk factors and cautionary statements set forth in the our filings with the SEC, including as described in “Risk Factors” included in Item 1A and “Risk Factor Summary” included in our 2020 Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. Forward-looking statements are representative only as of the date they are made, and, except as required by applicable law, we assume no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$53,078	$48,767
Restricted cash	6,333	6,842
Investments	46,839	55,199
Accounts receivable, net of allowance for doubtful accounts of $258 and $416, respectively	18,182	17,618
Inventory	13,415	12,529
Prepaid expenses and other	3,948	4,296
Total current assets	141,795	145,251
Property and equipment, net	50,952	38,398
Operating lease right-of-use assets	15,272	15,614
Finance lease right-of-use assets	53	64
Intangible assets	2,460	2,054
Total assets	$210,532	$201,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,839	$21,968
Current maturities of long-term lease obligations	1,789	863
Total current liabilities	21,628	22,831

Long-term debt, net of financing fees	46,081	32,027
Long-term lease obligations	20,344	20,874
Debt derivative liability	3,776	2,497
Other long-term liabilities	—	3
Total liabilities	91,829	78,232

Commitments and contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 41,337,108 and 40,618,766 shares issued and outstanding	413	406
Additional paid-in capital	336,495	326,390
Accumulated deficit	(218,205)	(203,647)
Total shareholders’ equity	118,703	123,149
Total liabilities and shareholders’ equity	$210,532	$201,381
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$33,580	$22,116	$64,617	$46,377
Cost of goods sold	7,092	5,605	12,264	10,421
Gross profit	26,488	16,511	52,353	35,956
Costs and expenses:
Sales and marketing	19,250	14,290	37,224	32,128
Research and development	5,723	4,071	11,471	8,685
General and administrative	8,669	6,404	17,032	11,906
Total costs and expenses	33,642	24,765	65,727	52,719
Loss from operations	(7,154)	(8,254)	(13,374)	(16,763)
Other (expense) income:
Investment income	29	237	63	548
Interest expense	(565)	(31)	(1,010)	(62)
Change in fair value of derivatives	(84)	—	(105)	—
Other expense	(124)	(57)	(132)	(20)
Total other (expense) income, net	(744)	149	(1,184)	466
Net Loss	$(7,898)	$(8,105)	$(14,558)	$(16,297)
Weighted average common shares outstanding — basic and diluted	41,080,898	39,823,414	40,894,405	39,760,602
Loss per common share — basic and diluted	$(0.19)	$(0.20)	$(0.36)	$(0.41)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In Thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(14,558)	$(16,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,405	618
Amortization of right-of-use assets	960	802
Amortization of intangible assets	96	72
Amortization of deferred financing fees	227	—
Provision for bad debt	(65)	(115)
Provision for inventory write-down	2,455	1,624
Changes in fair value of derivatives	105	—
Changes in investment gains and losses	31	(141)
Share-based compensation	6,499	2,778
Change in operating assets and liabilities:
Accounts receivable	(498)	3,010
Inventory	(3,341)	(600)
Prepaid expenses and other	199	(1,699)
Accounts payable and accrued expenses	(5,061)	(4,212)
Operating lease obligations	35	(915)
Cash paid for interest portion of finance leases	(1)	—
Contract and other liabilities	(3)	(6)
Net cash used in operating activities	(11,515)	(15,081)

Cash flows from investing activities:
Purchase of property and equipment	(10,924)	(13,183)
Purchase of investments	(23,966)	(22,965)
Proceeds from sale of investments	32,295	59,883
Cash payments for intangible assets	(692)	(216)
Net cash (used in) provided by investing activities	(3,287)	23,519

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	15,000	35,000
Proceeds from the paycheck protection program	—	7,820
Repayment of paycheck protection program	—	(7,820)
Payments for debt issuance costs	—	(350)
Payments of employee tax withholding in exchange of common stock awards	—	(658)
Cash paid for debt portion of finance leases	(8)	(8)
Proceeds from exercise of stock options	3,612	1,784
Net cash provided by financing activities	18,604	35,768
Net increase in cash, cash equivalents, and restricted cash	3,802	44,206
Cash, cash equivalents, and restricted cash, beginning of period	55,609	41,724
Cash, cash equivalents and restricted cash, end of period	$59,411	$85,930

Supplemental disclosures of cash flow activity:
Cash paid for interest	$739	$23
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$3,035	$617
Obtaining a right-of-use asset in exchange for a lease liability	$371	$796
Embedded derivative associated with the long-term debt	$1,173	$2,563
Acquisition of intangible assets in accounts payable and accrued expenses	$190	$—
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In Thousands, Except Share Amounts)

	Common Stock		Paid-in Capital	Accumulated Deficit	Shareholders' Equity/(Deficit)
	Shares	Amount
Three Months Ended June 30, 2021
Balance at March 31, 2021	40,842,717	$408	$329,603	$(210,307)	$119,704
Net Loss	—	—	—	(7,898)	(7,898)
Stock-based compensation	—	—	3,804	—	3,804
Issuance of restricted and performance stock units	44,411	—	—	—	—
Exercise of stock options and employee stock purchase plan	449,980	5	3,088	—	3,093
Balance at June 30, 2021	41,337,108	$413	$336,495	$(218,205)	$118,703

Six Months Ended June 30, 2021
Balance at December 31, 2020	40,618,766	$406	$326,390	$(203,647)	$123,149
Net Loss	—	—	—	(14,558)	(14,558)
Stock-based compensation	—	—	6,499	—	6,499
Issuance of restricted and performance stock units	138,944	1	(1)	—	—
Shares surrendered by employees to pay tax withholdings	—	—	—	—	—
Exercise of stock options and employee stock purchase plan	579,398	6	3,607	—	3,613
Balance at June 30, 2021	41,337,108	$413	$336,495	$(218,205)	$118,703

Three Months Ended June 30, 2020
Balance at March 31, 2020	39,738,767	$397	$311,850	$(188,053)	$124,194
Net Loss	—	—	—	(8,105)	(8,105)
Stock-based compensation	—	—	2,222	—	2,222
Issuance of restricted and performance stock units	10,021	—	—	—	—
Shares surrendered by employees to pay tax withholdings	(1,766)	—	(17)	—	(17)
Exercise of stock options and employee stock purchase plan	273,758	3	1,463	—	1,466
Balance at June 30, 2020	40,020,780	$400	$315,518	$(196,158)	$119,760

Six Months Ended June 30, 2020
Balance at December 31, 2019	39,589,755	$396	$311,618	$(179,861)	$132,153
Net Loss	—	—	—	(16,297)	(16,297)
Stock-based compensation	—	—	2,778	—	2,778
Issuance of restricted and performance stock units	145,943	1	(1)	—	—
Shares surrendered by employees to pay tax withholdings	(38,736)	(1)	(657)	—	(658)
Exercise of stock options and employee stock purchase plan	323,818	4	1,780	—	1,784
Balance at June 30, 2020	40,020,780	$400	$315,518	$(196,158)	$119,760
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
1.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2021 and December 31, 2020 and for the three and six-month periods ended June 30, 2021 and 2020. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three and six-months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2021. Specifically, there can be no assurances that resurgences of coronavirus (“COVID-19”) will not affect future results.

2.Summary of Significant Accounting Policies
Cash and Cash Equivalents and Concentration
The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. The Company has not experienced any losses related to these balances; however, as of June 30, 2021, $52,578 of the cash and cash equivalents balance was in excess of Federal Deposit Insurance Corporation limits. As of June 30, 2021 and December 31, 2020, the Company had restricted cash balances of $6,333 and $6,842, respectively. The June 30, 2021 and December 31, 2020 balances both include $6,000, which represents collateral for an irrevocable standby letter of credit. The June 30, 2021 and December 31, 2020 balances include $83 and $842, respectively, which is the balance of the Heights Union Escrow Account (see Note 13 - Commitments and Contingencies). Additionally, the June 30, 2021 balance includes an additional irrevocable standby letter of credit in the amount of $250 (See Note 10 - Long Term Debt).
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$53,078	$48,767
Restricted cash	6,333	6,842
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$59,411	$55,609

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

Contract Balances
	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2020	$16,944	$14	$15
Closing, June 30, 2020	14,049	14	9
Increase (decrease)	(2,895)	—	(6)

Opening, January 1, 2021	$17,618	$14	$3
Closing, June 30, 2021	18,182	14	—
Increase (decrease)	564	—	(3)

Allowance for Doubtful Accounts Receivable and Concentration of Credit Risk
The Company evaluates the collectability of accounts receivable to determine the appropriate allowance for doubtful accounts. In determining the amount of the allowance, the Company considers aging of account balances, historical credit losses, customer-specific information, the current economic environment, supportable forecasts and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in general and administrative expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant. The allowance for doubtful accounts balance was approximately $258 and $416 at June 30, 2021 and December 31, 2020, respectively.
Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. The Company also controls credit risk through credit approvals and monitoring procedures.

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
Due to net losses for the three and six months ended June 30, 2021 and 2020, basic and diluted net loss per share were the same as the effect of potentially dilutive securities and would have been anti-dilutive.

3.Recently Issued Standards to be Adopted
The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.Inventory
Inventory is comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard® Nerve Protector, Axoguard® Nerve Cap, Acroval® Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies and is valued at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	June 30, 2021	December 31, 2020
Finished goods	$9,288	$8,876
Work in process	482	751
Raw materials	3,645	2,902
Inventory	$13,415	$12,529
Included within Inventory is Avive® Soft Tissue Membrane ("Avive"). On May 17, 2021 the Company announced that it would suspend market availability of Avive effective June 1, 2021 pending ongoing discussions with the U.S. Food and Drug Administration (FDA) regarding the regulatory classification of Avive. The Company recorded a write-down of Avive inventory for an amount of $1,251 recorded in cost of goods sold in the condensed consolidated statement of operations related to this announcement.
The Company monitors the shelf life of its products and historical expiration and spoilage trends and writes-down inventory based on the estimated amount of inventory that may not be distributed before expiration or spoilage. For the six months ended June 30, 2021 and 2020, the Company had adjustments to the provision for inventory write downs of $2,455 (including the reserve for Avive of $1,251), and $1,624 respectively.

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
On June 30, 2020, the Company entered into the Oberland Facility (See Note - 10 Long-Term Debt), and concluded that the term debt instrument included certain embedded features that required separate accounting (the “Debt Derivative Liability”) and that the equity contract entered into concurrently was required to be classified as a liability and recorded at its fair value. These instruments were determined to be financial liabilities requiring Level 3 fair value measurements.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2021
Assets:
Money market funds	$31,496	$—	$—	$31,496
U.S. government securities	12,059	—	—	12,059
Commercial paper	—	34,780	—	34,780
Total assets	$43,555	$34,780	$—	$78,335

Liabilities
Oberland facility	$—	—	$50,663	$50,663
Debt derivative liabilities	—	—	3,776	3,776
Total liabilities	$—	$—	$54,439	$54,439

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Assets:
Money market funds	$23,044	$—	$—	$23,044
U.S. government securities	12,123	—	—	12,123
Corporate bonds	—	6,408	—	6,408
Commercial paper	—	36,668	—	36,668
Total assets	$35,167	$43,076	$—	$78,243

Liabilities
Oberland facility	—	—	36,855	36,855
Debt derivative liabilities	—	—	2,497	2,497
Total liabilities	$—	$—	$39,352	$39,352
Oberland Facility

The Company estimates the fair value of long-term debt under the Oberland Facility using a discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. Both tranches of the Oberland Facility are classified as Level 3. The estimated fair value of the Company’s long-term debt under the Oberland Facility was $50,663 and $36,855, at June 30, 2021 and December 31, 2020, respectively (See Note 10 - Long-Term Debt).
Debt Derivative Liabilities
The Debt Derivative Liabilities are measured using a ‘with and without’ valuation model to compare the fair value of the Oberland Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Oberland Facility including the embedded derivative features was determined using a probability-weighted expected return model based on four potential settlement scenarios for the Oberland Facility due to a mandatory prepayment event between January 1, 2024 and the respective maturity dates of June 30, 2027 and June 30, 2028 for the first and second tranche, respectively; (a) the prepayment of the Oberland Facility at the Company’s option; and (b) the repayment of the Oberland Facility at its maturity in accordance with the terms of the debt agreement. The estimated settlement value of each scenario, which would include any required make-whole payment (See Note 10 - Long-Term Debt) is then discounted to present value using a discount rate that is derived based on the initial terms of the Oberland Facility at issuance and corroborated utilizing a synthetic credit rating analysis.

The significant inputs that are included in the valuation of the Debt Derivative Liability - first tranche include:

	June 30, 2021		December 31, 2020
Input
Remaining term (years)	6		6.50
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.50%		9.50%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	8.65%	(1)	8.70%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the Debt Derivative Liability - second tranche include:

	June 30, 2021
Input
Remaining term (years)	7
Maturity date	June 30, 2028
Coupon rate	9.50%
Revenue participation payments	Maximum each year
Discount rate	11.21%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)
(1)Represents a significant unobservable input
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three and six months ended June 30, 2021.  The maturity dates of the Company’s investments are less than one year.

The following represents the rollforward of the fair value of instruments classified as Level 3 measurements for the three and six months ended June 30, 2021:

Quarter Ending June 30, 2021
Beginning Balance, April 1, 2021	$39,205
Addition of Oberland Facility - second tranche	13,827
Addition of debt derivative - second tranche	1,173
Change in fair value of Oberland Facility	150
Change in fair value of debt derivative	84
Ending Balance, June 30, 2021	$54,439

Six Months Ending June 30, 2021
Beginning Balance, January 1, 2021	$39,352
Addition of Oberland Facility - second tranche	13,827
Addition of debt derivative - second tranche	1,173
Change in fair value of Oberland Facility	(18)
Change in fair value of debt derivative	105
Ending Balance, June 30, 2021	$54,439

6.Prepaid Expense and Other
Prepaid and other assets consist of the following:

	June 30, 2021	December 31, 2020

Prepaid insurance	$1,389	$2,596
Stock option receivable	421	2
Litigation receivable	23	23
Prepaid events	318	203
Prepaid marketing	270	587
Prepaid software license	312	220
Prepaid professional fees	380	251
Other prepaid items	835	414
Prepaid and Other Assets	$3,948	$4,296
Our policy year for our insurance runs on a calendar year and as such a significant portion of the policy payment is made on or about the beginning of the new year and amortized to expense throughout the remaining year.

7.Property and Equipment
Property and equipment consist of the following:

	June 30, 2021	December 31, 2020

Furniture and equipment	$4,166	$2,334
Leasehold improvements	14,469	12,983
Processing equipment	3,580	2,634
Land	731	731
Projects in process	34,236	24,540
Property and equipment, at cost	57,182	43,223
Less: accumulated depreciation and amortization	(6,230)	(4,825)
Property and equipment, net	$50,952	$38,398
Depreciation expense for the three months ended June 30, 2021 and 2020 was $633 and $311, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1,405 and $618, respectively. The significant increase in projects in process is related to our Axogen Processing Center (“APC”) facility (See Note 13 - Commitments and Contingencies).
On September 20, 2018, the Company entered into an agreement (the “Heights Agreement”) with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space in Tampa, Florida (See Note 13 - Commitments and Contingencies). In May 2020, the Company entered into a construction escrow agreement with Heights Union and Commonwealth Land Title Insurance Company (“Escrow Agent”), which provided for the establishment of a federally insured escrow bank account (the “Escrow Account”) to hold Company funds to be used for tenant improvements in excess of the tenant allowance as provided in the Heights Agreement. The Company deposited $6,289 into the Escrow Account for use in completing construction of the tenant improvements. The Escrow Agent will disburse the funds upon joint written instructions from Heights Union and the Company. During both the three month and six months ended June 30, 2021, $759 was disbursed from the Escrow Account and recorded in property and equipment account on the balance sheet. As of June 30, 2021, $83 remained in the Escrow Account and is recorded as restricted cash in the condensed consolidated balance sheet.

8.Intangible Assets
The Company’s intangible assets consist of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents	$1,987	$(180)	$1,807	$1,496	$(139)	$1,357
License agreements	1,101	(800)	301	1,093	(745)	348
Total amortizable intangible assets	$3,088	$(980)	$2,108	$2,589	$(884)	$1,705

Unamortized intangible assets
Trademarks	$352	$—	$352	$349	$—	$349
Total intangible asset, net	$3,440	$(980)	$2,460	$2,938	$(884)	$2,054

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods of up to 20 years. Amortization expense was approximately $49 and $36 for the three months ended June 30, 2021 and

2020, respectively. Amortization expense was approximately $96 and $72 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, future amortization of license agreements and patents is as follows:

Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$104
2022	208
2023	183
2024	106
2025	106
Thereafter	1,401
Total	$2,108
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
Royalty fees were approximately $709 and $436 during the three months ended June 30, 2021 and 2020, respectively, and approximately $1,350 and $929 during the six months ended June 30, 2021 and 2020, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

9.Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30, 2021	December 31, 2020

Accounts payable	$6,721	$4,597
Accrued expenses	5,480	3,778
Accrued compensation	7,638	13,593
Accounts Payable and Accrued Expenses	$19,839	$21,968

10.Long-Term Debt
The carrying value of the Company’s outstanding debt consists of the following:

	June 30, 2021	December 31, 2020
Oberland Facility - first tranche	$35,000	$35,000
Oberland Facility - second tranche	15,000	—
Less - unamortized debt discount and deferred financing fees	(3,919)	(2,973)
Total long-term debt	$46,081	$32,027
Oberland Facility
On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the “Oberland Facility”) and obtained the first tranche of $35,000 at closing. The Oberland Facility provides for a total of $75,000 through two additional tranches that can be drawn by December 31, 2021 and requires interest-only payments for the duration of the term.  A second tranche of $15,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of at least $20,000. Such second tranche may also be put to the Company at any time by Oberland Capital. A third tranche of $25,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of $28,000.  The financing costs for this facility are approximately $642 and were recorded as a contra liability to the debt facility. As of June 30, 2021, the Company has paid all of the financing costs. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company. The second tranche of the Oberland Facility matures on June 30, 2028.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of June 30, 2021). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020 maturing on June 30, 2027).  In connection with the Oberland Facility, the Company entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”).  Payments will commence on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded $260 as interest expense for this revenue participation agreement for both the three and six months periods ended June 30, 2021. The Company pays the quarterly debt interest on the last day of the quarter, and for the three and six months ended June 30, 2021 paid $840 and $1,672, respectively, to Oberland Capital. The Company capitalized approximately $1,187 of the interest towards the costs to construct and retrofit its Axogen Processing Center in Vandalia, OH (See Note 13 - Commitments and Contingencies). The capitalized interest is recorded as part of property and equipment in the condensed consolidated balance sheet.
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
Upon the occurrence of an event of default, the interest rate incurred on amounts outstanding under the Oberland Facility will be increased by 4%. The Oberland Facility includes a financial covenant requiring the Company to achieve revenue targets of $8,750 for the third and four quarters of 2020, $17,500 for the first and second quarter of 2021 and $20,000 for each quarter thereafter. In the event of a failure to meet such covenant the Company may avoid a default by electing to be subject to a liquidity covenant and meeting all of the obligations required by such covenant. Specifically, the liquidity covenant provides that the Company must maintain on deposit in a cash collateral account an amount not less than 1.1 times the aggregate outstanding principal balance of all outstanding loan amounts. The borrowings under the Oberland Facility are secured by substantially all of the assets of the Company. As of June 30, 2021, the Company was in compliance with all covenants.
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

The Company considered these separable embedded features on a combined basis as a single derivative feature. The Company estimated the fair value of these features as $2,387 as of the date of issuance of the Oberland Facility and recorded this value as a deduction to the carrying value of the Oberland Facility. As a result of the second tranche draw, the Company recorded an additional derivative and estimated the fair value to be $1,173.
Other credit facilities
The Company maintains restricted cash of $6,333 and $6,842 at June 30, 2021 and December 31, 2020, respectively. In both years, the balance includes $6,000, which represents collateral for an irrevocable standby letter of credit. In March 2021, the Company entered in an agreement which required an additional irrevocable standby letter of credit in the amount of $250.

The remaining activity in the account relates to the Heights Union Escrow Account (see Note 13 - Commitments and Contingencies).

11.Stock Incentive Plan
The Company maintains two share-based incentive plans: the Axogen 2017 Stock Incentive Plan, as amended (“2017 Plan”), and the Axogen 2017 Employee Stock Purchase Plan (“2017 ESPP”).
Overview of Equity Incentive Plans
At the 2019 Annual Meeting of Shareholders held on August 14, 2019, the shareholders approved the Axogen 2019 Long-Term Incentive Plan (the “New Axogen Plan”), which allows for issuance of incentive stock options, non-qualified stock options, PSUs and RSUs to employees, directors and consultants at exercise prices not less than the fair market value at the date of grant. The number of shares of common stock authorized for issuance under the New Axogen Plan is (A) 3,385,482 shares, comprised of (i) 3,000,000 new authorized shares and (ii) 385,482 unallocated shares of common stock available for issuance as of August 14, 2019 pursuant to the Company’s 2010 Stock Incentive Plan, as amended and restated (the “Prior Axogen Plan”), that were not then subject to outstanding awards; plus (B) shares under the Prior Axogen Plan and the New Axogen Plan that are cancelled, forfeited, expired, unearned or settled in cash, in any such case that does not result in the issuance of common stock. Following shareholder approval of the New Axogen Plan, no future awards will be made under the Prior Axogen Plan. At the 2021 Annual Meeting of Shareholders held May 10, 2021, the shareholders approved an additional 2,500,000 shares to be allocated for issuance under the New Axogen Plan. As of June 30, 2021, 2,832,712 shares of common stock were available for issuance under the New Axogen Plan.
The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs, RSUs and the 2017 ESPP based on the value of share-based payment awards that are ultimately expected to vest during the period, of approximately $3,805 and $2,222 for the three months ended June 30, 2021 and 2020, respectively and approximately $6,499 and $2,778 for the six months ended June 30, 2021 and 2020, respectively.
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

A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,516,484	$12.79	5.93	$25,718

Granted	556,160	$20.23
Exercised	(545,912)	$5.86
Cancelled	(126,171)	$16.81

Outstanding, June 30, 2021	3,400,561	$14.97	6.59	$27,868
Exercisable, June 30, 2021	1,978,225	$13.57	4.97	$19,749

The Company used the following weighted-average assumptions for options granted during the periods indicated:

June 30, 2021

Expected term (in years)	5.93
Expected volatility	58.91%
Risk free rate	1.03%
Expected dividends	—%
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
A summary of the status of non-vested RSUs/PSUs as of June 30, 2021 and the changes during the six months then ended are presented below:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2020	1,782,905	$15.23	1.83	$31,825

Granted	810,316	$20.68
Released	(139,145)	$17.81
Forfeited	(181,673)	$16.33

Unvested June 30, 2021	2,272,403	$16.92	1.87	$49,107

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
At June 30, 2021, the total future stock compensation expense related to non-vested performance awards at maximum target payout is expected to be approximately $7,721.
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
On February 21, 2020, the Compensation Committee of the Board of Directors approved PSUs that were tied to 2021 revenue, the "2020 PSU award". The 2020 PSU award consists of a targeted award of 348,000 shares. In June 2020, the Company concluded that the performance metrics relating to the 2020 PSU grant with performance metrics tied to 2021 revenue were no longer probable and therefore stock compensation related to these grants of $340 was also reversed. Subsequently, in the fourth quarter of 2020, it became probable that the Company would achieve 50% of these performance metrics and therefore adjusted stock compensation.
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
Employee Stock Purchase Plan
The Company also maintains the Axogen 2017 Employee Stock Purchase Plan, which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and, as of June 30, 2021, 272,489 shares remained available for issuance.
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

The components of total lease expense for the three and six months ended June 30, 2021 were as follows:

	2021	2020
For the Three Months Ended June 30,
Finance lease costs
Amortization of right-of-use assets	$2	$6
Interest on lease liabilities	—	1
Operating lease costs	1,034	491
Short term lease costs	6	10
Variable lease costs	169	51
Total lease cost	$1,211	$559

For the Six Months Ended June 30,
Finance lease costs
Amortization of right-to-use assets	$8	$11
Interest on lease liabilities	—	2
Operating lease costs	2,081	976
Short term lease costs	11	10
Variable lease costs	337	61
Total lease cost	$2,437	$1,060
The short-term lease costs shown above reasonably reflects the Company’s ongoing short-term lease commitment. The increase in variable lease costs is due to the common area maintenance expenses associated with the Tampa office space.
Supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Finance Leases
Finance lease right-of-use assets	$53	$64
Current maturities of long-term obligations	$14	$17
Long-term obligations	$8	$13
Operating Leases
Operating lease right-of-use assets	$15,272	$15,614
Current maturities of long-term obligations	$1,775	$846
Long-term obligations	$20,337	$20,864
Other information related to leases was as follows:

For the Six Months Ended June 30,	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$822	$915
Right-of-use assets obtained in exchange for new finance lease liabilities	$371	$—
Weighted-average remaining lease term - finance leases	1.8	2.5
Weighted-average remaining lease term - operating leases	12.0	1.1
Weighted-average discount rate - finance leases	7.28%	7.28%
Weighted-average discount rate - operating leases	10.17%	6.00%
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
Service Agreements
On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), in Dayton, Ohio, an FDA registered tissue establishment. Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement initially had a five-year term ending August 31, 2020. After three previous term extensions, on February 22, 2021, the CTS Agreement was further amended to extend the term of the agreement to until December 31, 2023. Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases.”  The Company also pays CTS for services in support of its manufacturing process including for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended June 30, 2021 and 2020, the Company paid fees to CTS of approximately $628 and $279, respectively. During the six months ended June 30, 2021 and 2020, the Company paid fees to CTS of approximately $1,271 and $739, respectively and are included are included in cost of goods sold on the accompanying condensed consolidated statements of operations.
In August 2008, the Company entered into an agreement with Cook Biotech to distribute the Axoguard products worldwide and the parties subsequently amended the agreement on February 26, 2018. Pursuant to the February 2018 amendment, the agreement expires on June 30, 2027. The Cook Biotech agreement establishes a formula for the transfer cost of the Axoguard products and requires certain minimum purchases, although, through mutual agreement, the parties have not established such minimums; and, to date, have not enforced such provision. Under the Cook Biotech agreement, the Company provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders.
In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft. In March 2020, the Company entered into an amendment to this agreement. The amendment extends the end of the study timeline from December 2020 to December 2021. It also increases the total number of subjects enrolled and the number of sites used in the studies. Payments made under this agreement were $154 and $107 for the three months ended June 30, 2021 and 2020, respectively. Payments made under this agreement were $432 and $623 for the six months ended June 30, 2021 and 2020, respectively.
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
Concentrations
Vendor
Substantially all of the Company’s revenue is currently derived from four products, Avance Nerve Graft, Axoguard Nerve Protector, Axoguard Nerve Connector, and Axoguard Nerve Cap for the treatment of peripheral nerve damage. Of these four products, Avance Nerve Graft represents approximately half of the Company’s total revenue. The Company has an exclusive distribution agreement with Cook Biotech for the purchase of Axoguard which expires June 30, 2027. The agreement with Cook Biotech establishes a formula for the transfer cost of the Axoguard products and requires certain minimum purchases by the Company, although, through mutual agreement, the parties have not established such minimums and to date have not enforced such provision.
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
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC. The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) by late 2022, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,300. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600. The Company temporarily deferred the construction as part of the cost containment initiatives implemented in the second quarter of 2020, and subsequently determined to resume construction in early January of 2021. For the three and six months ended June 30, 2021, the Company has recorded $5,900 and $11,152, respectively, related to renovations and design and build in construction in progress. The Company has recorded $27,390 to date related to this project. These items are recorded as projects in process as part of the property and equipment in its condensed consolidated balance sheet.
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

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.). Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018. In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. Axogen was served on January 15, 2019. On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On

June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019 the parties’ presented oral arguments. On April 21, 2020, the Court dismissed the complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted. The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020. Axogen filed a motion to dismiss on August 6, 2020. The Plaintiff filed an opposition on September 20, 2020. The Court held oral argument on February 25, 2021. On March 19, 2021, the Court dismissed the Second Amended Complaint with prejudice, finding again that the Plaintiff failed to state a claim upon which relief could be granted. On April 14, 2021, Plaintiff filed a notice of appeal. Plaintiff filed its opening brief on June 28, 2021. The Company’s appellee brief is due August 11, 2021. The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the Complaint. The amount of loss, if any, cannot be reasonably estimated at this time.
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

14.Retirement Plan
Axogen 401(k) Plan
The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately. Employer contributions to the 401(k) Plan for the three months ended June 30, 2021 and 2020 were approximately $285 and $288, respectively and for the six months ended June 30, 2021 and 2020 were approximately $615 and $583, respectively.

15. Subsequent Events
First Amendment to Heights Union Lease

One July 12, 2021, the Company entered the First Amendment to the Office Lease (the "First Amendment") to the Heights Agreement. The First Amendment revises the commencement date of the Office Lease to mean October 30, 2020 and revises the termination date of the Office Lease to be October 31, 2034. Pursuant to the First Amendment, the Company is entitled to an additional 1 ½ months of free rent periods.

Sixth Amendment to Headquarters Lease

On July 13, 2021, the Company entered into the Sixth Amendment to Lease (the “Sixth Amendment”) with Ology Bioservices Holdings, LLC (“Ology”) as successor in interest to SNH Medical Office Properties Trust. Ology is the landlord of the Company's currently leased, approximately 19,000 square foot corporate headquarters facility in Alachua, Florida. The Sixth Amendment amends the term of the lease to expire on October 21, 2026 (the “Expiration Date”). The portion of the term beginning on November 1, 2021 and ending on the Expiration Date is referred to as the “Extension Period”.

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
Our platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance® Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site, Axoguard® Nerve Connector, a porcine submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves, Axoguard Nerve Protector, a porcine submucosa ECM product used to wrap and protect injured peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments, and Axoguard Nerve Cap®, a porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma. Along with these core surgical products, we also offer the Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin. Our portfolio of products is available in the United States, Canada, the United Kingdom, several European countries, South Korea and other international countries.
Revenue from the distribution of our nerve repair products, Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector, and Axoguard Nerve Cap in the United States is the main contributor to our total reported sales and has been the key component of our growth to date.
We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least 6 times in the last 12 months. In the first quarter, we had 959 active accounts, an increase of 22% from 789 one year ago. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue. As our business continues to grow, we will transition to reporting a new account metric that we believe demonstrates the strength of adoption and potential revenue growth in accounts that have developed a more consistent use of Axogen products in their nerve repair algorithm. We refer to these as “Core Accounts” which we define as accounts that have purchased at least $100,000 in the past 12 months. In the second quarter, we had 306 Core Accounts, an increase of 34% from 227 one year ago. These Core Accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.
There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.
Avive
As previously announced, we suspended the market availability of Avive® Soft Tissue Membrane effective June 1, 2021 and we continue discussions with the FDA to determine the appropriate regulatory classification and requirements for Avive. The suspension was not based on any safety or product issues or concerns with Avive. We seek to return Avive to the market, although we are unable to estimate the timeframe or provide any assurances that a return to the market will be achievable. Avive has historically represented approximately 5% of our revenues.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$33,580	100.0%	$22,116	100.0%
Cost of goods sold	7,092	21.1	5,605	25.3
Gross Profit	26,488	78.9	16,511	74.7
Cost and expenses
Sales and marketing	19,250	57.3	14,290	64.6
Research and development	5,723	17.0	4,071	18.4
General and administrative	8,669	25.8	6,404	29.0
Total costs and expenses	33,642	100.2	24,765	112.0
Loss from operations	(7,154)	(21.3)	(8,254)	(37.3)
Other (expense) income:
Investment income	29	0.1	237	1.1
Interest expense	(565)	(1.7)	(31)	(0.1)
Change in fair value of derivatives	(84)	(0.3)	—	0.0
Other expense	(124)	(0.4)	(57)	(0.3)
Total other (expense) income, net	(744)	(2.2)	149	0.7
Net Loss	$(7,898)	(23.5)%	$(8,105)	(36.6)%
Revenues
Revenues for the three months ended June 30, 2021 increased 52% to $33,580 as compared to $22,116 for the three months ended June 30, 2020.  Revenue growth was driven by an increase in unit volume of approximately 40%, changes in product mix of 8%, as well as the impact of changes in prices of 4%. The growth in unit volume and mix was attributed to unit growth in our core and active accounts, and also reflects the initial negative impact of the COVID-19 pandemic, which negatively impacted procedure volumes in the second quarter of 2020.
Gross Profit

Gross profit for the three months ended June 30, 2021 increased 60% to $26,488 as compared to $16,511 for the three months ended June 30, 2020. Gross margin increased to 79% in the three months ended June 30, 2021 compared to 75% for the three months ended June 30, 2020.We recorded a $1,429 charge in the second quarter of 2021, reflecting the write-down of inventory and related production costs due to the suspension of market availability of Avive. Prior year gross margin was negatively impacted by lower revenue and a $1,633 charge related to the suspension of production and an increased provision for inventory write-down as a result of COVID-19.
Costs and Expenses

Total costs and expenses increased 36% to $33,642 for the three months ended June 30, 2021, as compared to $24,765 for the three months ended June 30, 2020. Total operating expenses in the second quarter included $3,804 in non-cash stock compensation, compared to $2,222 in the prior year. The increase in total operating expenses, including non-cash stock compensation, over prior year reflects a return to more normalized spending levels over the past few quarters following the steep reduction in spend in the quarter of 2020 as a result of our cost mitigation initiatives enacted at the beginning of the COVID-19 pandemic. As a percentage of total revenues, total costs and expenses decreased to 100% for the three months ended June 30, 2021, as compared to 112% for the three months ended June 30, 2020.

Sales and marketing expenses increased 35% to $19,250 for the three months ended June 30, 2021, as compared to $14,290 for the three months ended June 30, 2020. This increase was primarily due to higher compensation related expenses including sales commissions as well as an increase in travel related expenses as hospitals begin to lift COVID-19 restrictions. As a percentage of total revenues, sales and marketing expenses decreased to 57% for the three months ended June 30, 2021 as compared to 65% for the three months ended June 30, 2020.
Research and development expenses, increased 41% to $5,723 for the three months ended June 30, 2021, as compared to $4,071 for the three months ended June 30, 2020.  Research and development costs include our product development efforts, including expenses in support of our BLA for Avance Nerve Graft and clinical trials. Product development expenses represented approximately 64% of total research and development expense in the three months ended June 30, 2021 as compared to 50% in the prior year period. Clinical trial expenses represented approximately 36% of research and development expense in the three months June 30, 2021 as compared to 50% in the prior year period. The increase in product development expenses reflect increased spending in specific programs, including our efforts related to the BLA for Avance Nerve Graft and a next generation Avance product. Additionally, pandemic related restrictions lowered spending on certain of our clinical study programs which have restarted over the past few quarters and spend on these and other clinical activities continue to increase during the second quarter. As a percentage of total revenues, research and development expenses decreased to 17% for the quarter ended June 31, 2021 from 18% for the quarter ended June 30, 2020.

General and administrative expenses increased 35% to $8,669 for the three months ended June 30, 2021, as compared to $6,404 for the three months ended June 30, 2020. The increase was primarily due to increased compensation, including stock compensation and increased rent and utilities from our new Tampa facility. As a percentage of total revenues, general and administrative expenses decreased to 26% for the three months ended June 30, 2021, as compared to 29% for the three months ended June 30, 2020.
Other Income and Expenses
We recognized total other expense of $744 for the three months ended June 30, 2021, compared to other income of $149 for the three months ended June 30, 2020. The change is primarily due to interest expense recognized from our current financing agreement with Oberland Capital (the "Oberland Facility") that began June 30, 2020, including the recording of interest from the royalty agreement related to the Oberland Facility, and lower investment income from our asset management program as interest rates remain lower and we lowered our investment balances and increased cash reserves.
Income Taxes
We had no income tax expense or benefit for each of the three months ended June 30, 2021 and 2020, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$64,617	100.0%	$46,377	100.0%
Cost of goods sold	12,264	19.0	10,421	22.5
Gross Profit	52,353	81.0	35,956	77.5
Cost and expenses
Sales and marketing	37,224	57.6	32,128	69.3
Research and development	11,485	17.8	8,685	18.7
General and administrative	17,018	26.3	11,906	25.7
Total costs and expenses	65,727	101.7	52,719	113.7
Loss from operations	(13,374)	(20.7)	(16,763)	(36.2)
Other (expense) income:
Investment income	63	0.1	548	1.2
Interest expense	(1,010)	(1.6)	(62)	(0.1)
Change in fair value of derivatives	(82)	(0.1)	0.0	0.0
Other expense	(155)	(0.2)	(20)	0.0
Total other (expense) income, net	(1,184)	(1.8)	466	1.0
Net Loss	$(14,558)	(22.5)%	$(16,297)	(35.1)%
Revenues
Revenues for the six months ended June 30, 2021 increased 39% to $64,617 as compared to $46,377 for the six months ended June 30, 2020. Revenue growth was driven by an increase in unit volume of approximately 31%, as well as the net impact of changes in prices and product mix of approximately 8%. The unit volume increase was attributed to growth in our core and active accounts, and also reflects the initial negative impact of the COVID-19 pandemic, which began to negatively impact procedure volumes and revenue in March of 2020.
Gross Profit

Gross profit for the six months ended June 30, 2021 increased 46% to $52,353 as compared to 35,956 for the six months ended June 30, 2020. Gross margin increased to 81% in the six months ended June 30, 2021 compared to 78% for the six months ended June 30, 2020. We recorded a $1,429 charge in the second quarter, reflecting the write-down of inventory and related production costs due to the suspension of market availability of Avive. Prior year gross margin was negatively impacted by lower revenue and a $1,713 charge related to the suspension of production and an increased provision for inventory write-downs as a result of the COVID-19 pandemic.
Costs and Expenses

Total costs and expenses increased 25% to $65,727 for the six months ended June 30, 2021, as compared to $52,719 for the six months ended June 30, 2020. Total operating expenses in the second quarter included $6,499 in non-cash stock compensation, compared to $2,778 in the prior year. Prior year stock compensation included a credit of $1,697 on stock compensation primarily reflecting lower estimates of performance stock awards that would be earned resulting from the impact of COVID-19 on performance metrics for these awards. The increase in total operating expenses, including non-cash stock compensation, over prior year reflects a return to more normalized spending levels over the past few quarters following the steep reduction in spend in the prior year as a result of our cost mitigation initiatives enacted at the beginning of the COVID-19 pandemic. As a percentage of total revenues, total costs and expenses decreased from 114% in the six months ended June 30, 2020 as compared to 102% for the six months ended June 30, 2021.

Sales and marketing expenses increased 16% to $37,224 for the six months ended June 30, 2021, as compared to $32,128 for the six months ended June 30, 2020. This increase was primarily due to higher compensation related expenses including sales commissions, increased spend in marketing development programs as well as increased expenses for our new Tampa facility. These increases were slightly offset by decreased spend in travel and symposium expense due to pandemic-related restrictions. As a percentage of total revenues, sales and marketing expenses decreased to 58% for the six months ended June 30, 2021 as compared to 69% for the six months ended June 30, 2020.

Research and development expenses increased 32% to $11,471 for the six months ended June 30, 2021, as compared to $8,685 for the six months ended June 30, 2020. Product development expenses represented approximately 67% of total research and development expense in the six months ended June 30, 2021 as compared to 50% in the prior year period. Clinical trial expenses represented approximately 33% of research and development expense in the three months ended June 30, 2021 as compared to 50% in the prior year period. The increase in product development expenses reflect increased spending in specific programs, including our efforts related to the BLA for Avance Nerve Graft and a next generation Avance product. Additionally, pandemic related restrictions lowered spending on certain of our clinical study programs which have restarted over the past few quarters and spend on these and other clinical activities continue to increase during 2021. As a percentage of total revenues, research and development expenses decreased to 18% for the six months ended June 30, 2021 from 19% for the same period in the previous fiscal year.

General and administrative expenses increased 43% to $17,032 for the six months ended June 30, 2021, as compared to $11,906 for the six months ended June 30, 2020. This increase was primarily due to higher compensation, including stock compensation, increased rent and utilities from our new Tampa facility and increased legal fees. As a percentage of total revenues, general and administrative expenses were 26% for both six months ended June 30, 2021, and 2020.
Other Income and Expenses
We recognized total other expense of $1,184 for the six months ended June 30, 2021, compared to other income of $466 for the six months ended June 30, 2020. The change is primarily due to interest expense recognized in the current period on our financing agreement with Oberland Capital (the "Oberland Facility") that began June 30, 2020, and lower investment income from our asset management program as we lowered our investment balances and increased cash reserves.
Income Taxes
We had no income tax expense or benefit for each of the six months ended June 30, 2021 and 2020, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Liquidity and Capital Resources
Cash Flow Information
As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $59,411, an increase of $3,802 from $55,609 at December 31, 2020, primarily as a result the proceeds from long term debt and cash flow from employee option exercises, offset by the use of cash in operating activities.
We had working capital of $120,167 and a current ratio of 6.6x at June 30, 2021, compared to working capital of $122,420 and a current ratio of 6.4x at December 31, 2020. The increase in the current ratio at June 30, 2021, as compared to December 31, 2020, was primarily due to the drawdown of the second tranche of the Oberland Facility, cash payments in the quarter offset by a decrease in investments year over year. We believe we have sufficient cash resources to meet our liquidity requirements for at least the next 12 months based on our expected level of operations.
Our future capital requirements depend on a number of factors including, without limitation, revenue increases consistent with our business plan, cost of products and acquisition and/or development of new products. We could face increasing capital needs. Such capital needs could be substantial depending on the extent to which we are unable to increase revenue.

If we need additional capital in the future, we could draw additional debt proceeds of up to an additional $25,000 from our current financing agreement with Oberland Capital subject to certain restrictions as set forth in the agreement and described in Note 10 – Long Term Debt in the Notes to Condensed Consolidated Financial Statements. If necessary, we may raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity would result in dilution to our shareholders. There is no assurance that we will be able to secure funding on terms acceptable to us, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain action, such as slowing sales and marketing expansion, delaying regulatory approvals or reducing headcount.

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(11,515)	$(15,081)
Investing activities	(3,287)	23,519
Financing activities	18,604	35,768
Net increase (decrease) in cash and cash equivalents	$3,802	$44,206
Cash used in operating activities
Operating activities for the six months ended June 30, 2021 used $11,515 of cash as compared to using $15,081 for the six months ended June 30, 2020. The decrease in operating cash outflows primarily relates to higher collections of accounts receivable from increased sales activity year over year, resulting in a reduction in net loss as compared to the prior year period.
Cash used in / provided by investing activities
Investing activities for the six months ended June 30, 2021 used $3,287 of cash as compared to providing $23,519 for the six months ended June 30, 2020. This decrease in cash provided by investing activities was principally attributable to the sale of investments in the prior year as part of our asset management program.
Cash provided by financing activities
Financing activities for the six months ended June 30, 2021 provided $18,604 of cash as compared to used $35,768 of cash for the six months ended June 30, 2020. The decrease in cash provided by financing activities is due to the drawdown of $15,000 second tranche of the Oberland Facility in the second quarter of fiscal 2021 as compared to a $35,000 drawdown of the first tranche in the same period of the previous fiscal year. This decrease is slightly offset by the increase in cash received from the exercise of employee stock options.
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
Tampa Commitment

Pursuant to the Heights Agreement, we will use the leased premises in Tampa, Florida for general office, research laboratory, training and meeting purposes. We began occupying the premises in September of 2020. The lease term includes several months of free rent, and these free periods will cease in the second half of fiscal 2021. We recorded a right of use asset and lease liability at the commencement of the lease term as discussed in Note 13 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

On July 12, 2021, we entered into the First Amendment to the Office Lease (the "First Amendment") to the Heights Agreement. The First Amendment revises the commencement date of the Office Lease to mean October 30, 2020 and revises the termination date of the Office Lease to be October 31, 2034. Pursuant to the First Amendment, we are entitled to an additional 1 ½ months of free rent periods.

Credit Facilities

On June 30, 2020, we entered into the Oberland Facility and obtained the first tranche of $35,000 at closing. The Oberland Facility provides for a total of $75,000 through two additional tranches that can be drawn by December 31, 2021 and requires interest-only payments for the duration of the term. A second tranche of $15,000 may be drawn at our option upon achieving two consecutive quarters with revenue of at least $20,000. On June 30, 2021, we drew the $15,000 second tranche of the Oberland Facility. A third tranche of $25,000 may be drawn at our option upon achieving two consecutive quarters with revenue of $28,000. The financing costs for this facility are approximately $642 and were recorded as a contra liability to the debt facility.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of June 30, 2021). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance with the first tranche issued on June 30, 2020 and maturing on June 30, 2027 and the second tranche issued on June 30, 2021 and maturing on June 30, 2028. In connection with the Oberland Facility, we entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, an additional quarterly royalty payment as a percentage of our net revenue, up to $70,000 in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Payments will commence on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount.
Material Commitments
As previously disclosed in Note 13 – Commitments and Contingencies, in July 2018, we purchased a 70,000 square foot facility, the APC, on approximately 8.6 acres of land in Vandalia, Ohio.
On July 9, 2019, we entered into the Design-Build Agreement with CRB (which was subsequently amended on October 6, 2020), pursuant to which CRB will renovate and retrofit the APC. The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) in the third quarter of 2021, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $28,846. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600. These capital expenditure costs will be incurred as they arise until material processing is transitioned to APC, expected to begin in late 2022. As of June 30, 2021, we have recorded $11,152 in the current year and $27,390 to date related to renovations and design build in construction in progress. These renovations included providing a second floor over a portion of the facility which increases the total usable space to 107,000 square feet. These items are recorded as projects in process as part of the property and equipment in our consolidated balance sheet. In addition, we will capitalize interest expense from our debt facility based on the amount of accumulated expenditures of this asset during the period that is required to get the asset ready for its intended use. During the second quarter and first half of the fiscal year, we capitalized interest of $668 and $1,188 to construction in progress.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

PART II –OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
As disclosed in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 13 relating to legal proceedings is incorporated herein by reference.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K. However, any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2020, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1
First Amendment to Office Lease, dated as of July 12, 2021, by and among Axogen, Inc., Axogen Corporation, and Heights Union I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K,filed on July 16, 2021).

10.2
Sixth Amendment to Lease, dated as of July 13, 2021, by and between Axogen Corporation and Ology Bioservices Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K,filed on July 16, 2021).

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

AXOGEN, INC.

Dated: August 5, 2021	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: August 5, 2021	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)