Form 10-Q
period 2021-09-30
Axogen, Inc.
filed 2021-11-04
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 29, 2021, the registrant had 41,562,559 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our assessment of our internal controls over financial reporting, our growth, the impact of COVID-19, product development, product potential, regulatory process and approvals, Axogen Processing Center renovation timing and expense, financial performance, sales growth, product adoption, market awareness of our products, data validation, and our visibility at and sponsorship of, conferences and educational events. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our business and our market, particularly those discussed in the risk factors and cautionary statements set forth in our filings with the SEC, including as described in “Risk Factors” included in Item 1A and “Risk Factor Summary” included in our 2020 Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. Forward-looking statements are representative only as of the date they are made, and, except as required by applicable law, we assume no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$46,730	$48,767
Restricted cash	6,333	6,842
Investments	44,989	55,199
Accounts receivable, net of allowance for doubtful accounts of $173 and $416, respectively	18,567	17,618
Inventory	15,453	12,529
Prepaid expenses and other	2,896	4,296
Total current assets	134,968	145,251
Property and equipment, net	56,328	38,398
Operating lease right-of-use assets	15,588	15,614
Finance lease right-of-use assets	47	64
Intangible assets, net	2,701	2,054
Other long-term assets	339	—
Total assets	$209,971	$201,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,685	$21,968
Current maturities of long-term lease obligations	1,674	863
Total current liabilities	23,359	22,831

Long-term debt, net of financing fees	46,238	32,027
Long-term lease obligations	21,271	20,874
Debt derivative liabilities	3,822	2,497
Other long-term liabilities	—	3
Total liabilities	94,690	78,232

Commitments and contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 41,558,929 and 40,618,766 shares issued and outstanding	415	406
Additional paid-in capital	340,212	326,390
Accumulated deficit	(225,346)	(203,647)
Total shareholders’ equity	115,281	123,149
Total liabilities and shareholders’ equity	$209,971	$201,381
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$31,204	$33,428	$95,821	$79,805
Cost of goods sold	5,239	5,697	17,503	16,118
Gross profit	25,965	27,731	78,318	63,687
Costs and expenses:
Sales and marketing	18,370	17,726	55,594	49,854
Research and development	6,404	4,230	17,875	12,915
General and administrative	7,880	6,820	24,912	18,726
Total costs and expenses	32,654	28,776	98,381	81,495
Loss from operations	(6,689)	(1,045)	(20,063)	(17,808)
Other (expense) income:
Investment income	17	28	80	576
Interest expense	(417)	(397)	(1,427)	(459)
Change in fair value of derivatives	(46)	(71)	(152)	(71)
Other expense	(6)	6	(137)	(14)
Total other (expense) income, net	(452)	(434)	(1,636)	32
Net Loss	$(7,141)	$(1,479)	$(21,699)	$(17,776)
Weighted average common shares outstanding — basic and diluted	41,467,596	40,093,588	41,087,568	39,873,167
Loss per common share — basic and diluted	$(0.17)	$(0.04)	$(0.53)	$(0.45)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In Thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(21,699)	$(17,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,059	993
Amortization of right-of-use assets	1,418	1,282
Amortization of intangible assets	148	111
Amortization of deferred financing fees	384	22
Provision for bad debt	(145)	(115)
Provision for inventory write-down	2,850	2,108
Change in fair value of derivatives	152	71
Change in investment gains and losses	49	(29)
Share-based compensation	9,410	5,725
Change in operating assets and liabilities:
Accounts receivable	(804)	(1,700)
Inventory	(5,774)	(176)
Prepaid expenses and other	1,146	(844)
Accounts payable and accrued expenses	(927)	(911)
Operating lease obligations	(154)	(1,213)
Cash paid for interest portion of finance leases	(1)	(2)
Contract and other liabilities	(3)	(9)
Net cash used in operating activities	(11,891)	(12,463)

Cash flows from investing activities:
Purchase of property and equipment	(20,641)	(18,907)
Economic development grant proceeds	950	—
Purchase of investments	(39,139)	(41,794)
Proceeds from sale of investments	49,300	63,483
Cash payments for intangible assets	(534)	(393)
Net cash (used in) provided by investing activities	(10,064)	2,389

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	15,000	35,000
Proceeds from the paycheck protection program	—	7,820
Repayment of paycheck protection program	—	(7,820)
Payments for debt issuance costs	—	(642)
Payments of employee tax withholding in exchange of common stock awards	—	(665)
Cash paid for debt portion of finance leases	(12)	(10)
Proceeds from exercise of stock options	4,421	2,276
Net cash provided by financing activities	19,409	35,959
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,546)	25,885
Cash, cash equivalents, and restricted cash, beginning of period	55,609	41,724
Cash, cash equivalents and restricted cash, end of period	$53,063	$67,609

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$646	$379
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$1,460	$1,271
Obtaining a right-of-use asset in exchange for a lease liability	$1,375	$14,119
Embedded derivative associated with the long-term debt	$1,173	$2,562
Acquisition of intangible assets in accounts payable and accrued expenses	$261	$—
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended September 30, 2021
Balance at June 30, 2021	41,337,108	$413	$336,495	$(218,205)	$118,703
Net Loss	—	—	—	(7,141)	(7,141)
Stock-based compensation	—	—	2,911	—	2,911
Issuance of restricted and performance stock units	67,249	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	154,572	1	807	—	808
Balance at September 30, 2021	41,558,929	$415	$340,212	$(225,346)	$115,281

Nine Months Ended September 30, 2021
Balance at December 31, 2020	40,618,766	$406	$326,390	$(203,647)	$123,149
Net Loss	—	—	—	(21,699)	(21,699)
Stock-based compensation	—	—	9,410	—	9,410
Issuance of restricted and performance stock units	206,193	2	(2)	—	—
Exercise of stock options and employee stock purchase plan	733,970	7	4,414	—	4,421
Balance at September 30, 2021	41,558,929	$415	$340,212	$(225,346)	$115,281

Three Months Ended September 30, 2020
Balance at June 30, 2020	40,022,499	$400	$315,518	$(196,158)	$119,760
Net Loss	—	—	—	(1,479)	(1,479)
Stock-based compensation	—	—	2,947	—	2,947
Issuance of restricted and performance stock units	22,529	—	—	—	—
Shares surrendered by employees to pay tax withholdings	(1,230)	—	(8)	—	(8)
Exercise of stock options and employee stock purchase plan	80,043	1	492	—	493
Balance at September 30, 2020	40,123,841	$401	$318,949	$(197,637)	$121,713

Nine Months Ended September 30, 2020
Balance at December 31, 2019	39,589,755	$396	$311,618	$(179,861)	$132,153
Net Loss	—	—	—	(17,776)	(17,776)
Stock-based compensation	—	—	5,725	—	5,725
Issuance of restricted and performance stock units	168,311	2	(2)	—	—
Shares surrendered by employees to pay tax withholdings	(38,086)	(1)	(664)	—	(665)
Exercise of stock options and employee stock purchase plan	403,861	4	2,272	—	2,276
Balance at September 30, 2020	40,123,841	$401	$318,949	$(197,637)	$121,713
See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In Thousands, Except Per Share Amounts)
Unless the context otherwise requires, all references in these Notes to “Axogen,” the “Company," “we,” “us” and “our” refer to Axogen, Inc. and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation, and Axogen Europe GmbH.
1.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020. The interim condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2021. Specifically, there can be no assurances that resurgences of coronavirus (“COVID-19”) will not affect future results.
2.Summary of Significant Accounting Policies
Cash and Cash Equivalents and Concentration
The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. The Company has not experienced any losses related to these balances; however, as of September 30, 2021, $45,962 of the cash and cash equivalents balance was in excess of Federal Deposit Insurance Corporation limits. As of September 30, 2021 and December 31, 2020, the Company had restricted cash balances of $6,333 and $6,842, respectively. The September 30, 2021 and December 31, 2020 balances both include $6,000, which represents collateral for an irrevocable standby letter of credit. The September 30, 2021 and December 31, 2020 balances include $83 and $842, respectively, which is the balance of the Heights Union Escrow Account (See Note 13 - Commitments and Contingencies). Additionally, the September 30, 2021 balance includes an additional irrevocable standby letter of credit in the amount of $250 (See Note 10 - Long Term Debt).
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$46,730	$48,767
Restricted cash	6,333	6,842
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$53,063	$55,609

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
The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of goods sold.
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

Contract Balances
(In thousands)	Net Receivables	Contract Liabilities, Current	Contract Liabilities, Long-Term
Opening, January 1, 2020	$16,944	$14	$15
Closing, September 30, 2020	18,758	14	6
Increase (decrease)	1,814	—	(9)

Opening, January 1, 2021	$17,618	$14	$3
Closing, September 30, 2021	18,567	14	—
Increase (decrease)	949	—	(3)

Allowance for Doubtful Accounts Receivable and Concentration of Credit Risk
The Company evaluates the collectability of accounts receivable to determine the appropriate allowance for doubtful accounts. In determining the amount of the allowance, the Company considers aging of account balances, historical credit losses, customer-specific information, the current economic environment, supportable forecasts and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in general and administrative expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant. The allowance for doubtful accounts balance was approximately $173 and $416 at September 30, 2021 and December 31, 2020, respectively.
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

Net Loss Per Share
Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potential dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options. Potential dilutive common share equivalents consist of stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”).
Due to net losses for the three and nine months ended September 30, 2021 and 2020, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
3.Recently Issued Standards to be Adopted
The Company’s management has reviewed and considered all other recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

4.Inventory
Inventory is comprised of unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard® Nerve Connector, Axoguard® Nerve Protector, Axoguard® Nerve Cap, Acroval® Neurosensory and Motor Testing System, Axotouch® Two-Point Discriminator and supplies. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of the following:

(In thousands)	September 30, 2021	December 31, 2020
Finished goods	$10,687	$8,876
Work in process	580	751
Raw materials	4,186	2,902
Inventory	$15,453	$12,529
Included within Inventory at December 31, 2020 is Avive® Soft Tissue Membrane ("Avive"). On May 17, 2021, the Company announced that it would suspend market availability of Avive effective June 1, 2021 pending ongoing discussions with the U.S. Food and Drug Administration (FDA) regarding the regulatory classification of Avive. The Company recorded a write-down of Avive inventory for an amount of $1,251 recorded in cost of goods sold in the condensed consolidated statement of operations for the nine months ended September 30, 2021 related to this announcement.
The Company monitors the shelf life of its products and historical expiration and spoilage trends and writes down inventory based on the estimated amount of inventory that may not be distributed before expiration or spoilage. The provision for inventory write-down was $395 and $484 for the three months ended September 30, 2021 and 2020, respectively. The provision for inventory write down was $2,850 (including the reserve for Avive of $1,251) and $2,108 for the nine months ended September 30, 2021 and 2020, respectively.
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
On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the “Oberland Facility” - See Note - 10 Long-Term Debt), and concluded that the term debt instrument included certain embedded features that required separate accounting (the “Debt Derivative Liability”) and that the equity contract entered into concurrently was required to be classified as a liability and recorded at its fair value. These instruments were determined to be financial liabilities requiring Level 3 fair value measurements.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2021
Assets:
Money market funds	$33,334	$—	$—	$33,334
U.S. government securities	8,021	—	—	8,021
Commercial paper	—	36,968	—	36,968
Total assets	$41,355	$36,968	$—	$78,323

Liabilities
Oberland facility	$—	$—	$49,837	$49,837
Debt derivative liabilities	—	—	3,822	3,822
Total liabilities	$—	$—	$53,659	$53,659

	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Assets:
Money market funds	$23,044	$—	$—	$23,044
U.S. government securities	12,123	—	—	12,123
Corporate bonds	—	6,408	—	6,408
Commercial paper	—	36,668	—	36,668
Total assets	$35,167	$43,076	$—	$78,243

Liabilities
Oberland facility	$—	$—	$36,855	$36,855
Debt derivative liability	—	—	2,497	2,497
Total liabilities	$—	$—	$39,352	$39,352
Oberland Facility

The Company estimates the fair value of long-term debt under the Oberland Facility using a discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. Both tranches of the Oberland Facility are classified as Level 3. The estimated fair value of the Company’s long-term debt under the Oberland Facility was $49,837 and $36,855 at September 30, 2021 and December 31, 2020, respectively (See Note 10 - Long-Term Debt).
Debt Derivative Liabilities
The Debt Derivative Liabilities are measured using a ‘with and without’ valuation model to compare the fair value of the Oberland Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Oberland Facility including the embedded derivative features was determined using a probability-weighted expected return model based on four potential settlement scenarios for the Oberland Facility due to (a) a mandatory prepayment event between January 1, 2024 and the respective maturity dates of June 30, 2027 and June 30, 2028 for the first and second tranche, respectively; (b) the prepayment of the Oberland Facility at the Company’s option; and (c) the repayment of the Oberland Facility at its maturity in accordance with the terms of the debt agreement. The estimated settlement value of each scenario, which would include any required make-whole payment (See Note 10 - Long-Term Debt) is then discounted to present value using a discount rate that is derived based on the initial terms of the Oberland Facility at issuance and corroborated utilizing a synthetic credit rating analysis.

The significant inputs that are included in the valuation of the Debt Derivative Liability - first tranche include:

	September 30, 2021		December 31, 2020
Input
Remaining term (years)	5.75		6.50
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.50%		9.50%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	8.78%	(1)	8.70%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the Debt Derivative Liability - second tranche include:

	September 30, 2021
Input
Remaining term (years)	6.75
Maturity date	June 30, 2028
Coupon rate	9.5%
Revenue participation payments	Maximum each year
Discount rate	11.3%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)
(1)Represents a significant unobservable input
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three and nine months ended September 30, 2021.  The maturity dates of the Company’s investments are less than one year.

The following represents the rollforward of the fair value of instruments classified as Level 3 measurements for the three and nine months ended September 30, 2021 (in thousands):

Quarter Ending September 30, 2021
Beginning Balance, July 1, 2021	$54,439
Change in fair value of Oberland Facility	(826)
Change in fair value of debt derivatives	46
Ending Balance, September 30, 2021	$53,659

Nine Months Ending September 30, 2021
Beginning Balance, January 1, 2021	$39,352
Addition of Oberland Facility - second tranche	13,827
Addition of debt derivative - second tranche	1,173
Change in fair value of Oberland Facility	(845)
Change in fair value of debt derivatives	152
Ending Balance, September 30, 2021	$53,659

6.Prepaid Expenses and Other
Prepaid expenses and other consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Prepaid insurance	$796	$2,596
Stock option receivable	55	2
Litigation receivable	23	23
Prepaid events	224	203
Prepaid marketing	416	587
Prepaid software license	259	220
Prepaid professional fees	216	251
Other prepaid items	907	414
Prepaid Expenses and Other	$2,896	$4,296
Our policy year for our insurance runs on a calendar year and as such a significant portion of the policy payment is made on or about the beginning of the new year and amortized to expense throughout the remaining year.

7.Property and Equipment, Net
Property and equipment consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Furniture and equipment	$4,253	$2,334
Leasehold improvements	14,792	12,983
Processing equipment	3,840	2,634
Land	731	731
Projects in process	39,596	24,540
Property and equipment, at cost	63,212	43,223
Less: accumulated depreciation and amortization	(6,884)	(4,825)
Property and equipment, net	$56,328	$38,398
Depreciation expense for the three months ended September 30, 2021 and 2020 was $654 and $374, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $2,059 and $993, respectively. The significant increase in projects in process is related to our Axogen Processing Center (“APC”) facility (See Note 13 - Commitments and Contingencies).
On September 20, 2018, the Company entered into an agreement (the “Heights Agreement”) with Heights Union, LLC, a Florida limited liability company (“Heights Union”), for the lease of seventy-five thousand square feet of office space in Tampa, Florida (See Note 13 - Commitments and Contingencies). In May 2020, the Company entered into a construction escrow agreement with Heights Union and Commonwealth Land Title Insurance Company (“Escrow Agent”), which provided for the establishment of a federally insured escrow bank account (the “Escrow Account”) to hold Company funds to be used for tenant improvements in excess of the tenant allowance as provided in the Heights Agreement. The Company deposited $6,289 into the Escrow Account for use in completing construction of the tenant improvements. The Escrow Agent will disburse the funds upon joint written instructions from Heights Union and the Company. During the second quarter of 2021, $759 was disbursed from the Escrow Account and recorded in the property and equipment account on the condensed consolidated balance sheet. As of September 30, 2021, $83 remained in the Escrow Account and is recorded as restricted cash in the condensed consolidated balance sheet.
8.Intangible Assets, Net
The Company’s intangible assets consist of the following:

	September 30, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents	$2,258	$(206)	$2,052	$1,496	$(139)	$1,357
License agreements	1,101	(826)	275	1,093	(745)	348
Total amortizable intangible assets	$3,359	$(1,032)	$2,327	$2,589	$(884)	$1,705

Unamortized intangible assets
Trademarks	$374	$—	$374	$349	$—	$349
Total intangible assets	$3,733	$(1,032)	$2,701	$2,938	$(884)	$2,054

License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods of up to 20 years. Amortization expense was approximately $52 and $39 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was approximately $148 and $111 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, future amortization of license agreements and patents is as follows:

Year Ending December 31,
(In thousands)
2021 (excluding the nine months ended September 30, 2021)	$56
2022	222
2023	196
2024	119
2025	119
Thereafter	1,615
Total	$2,327
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
Royalty fees were approximately $687 and $701 during the three months ended September 30, 2021 and 2020, respectively, and approximately $2,037 and $1,635 during the nine months ended September 30, 2021 and 2020, respectively, and are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.

9.Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Accounts payable	$6,428	$4,597
Accrued expenses	6,361	3,778
Accrued compensation	8,896	13,593
Accounts Payable and Accrued Expenses	$21,685	$21,968
10.Long-Term Debt, Net of Financing Fees
The carrying value of the Company’s outstanding debt consists of the following:

(In thousands)	September 30, 2021	December 31, 2020
Oberland Facility - first tranche	$35,000	$35,000
Oberland Facility - second tranche	15,000	—
Less - unamortized debt discount and deferred financing fees	(3,762)	(2,973)
Long-Term Debt, Net of Financing Fees	$46,238	$32,027
Oberland Facility
On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company. The third and final tranche of $25,000 may be drawn at the Company’s option upon achieving two consecutive quarters with revenue of $28,000. The financing costs for this facility were approximately $642 and were recorded as a contra liability to the debt facility. As of September 30, 2021, the Company has paid all of the financing costs.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of September 30, 2021). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020 maturing on June 30, 2027 and the second tranche issued on June 30, 2021 maturing on June 30, 2028).  In connection with the Oberland Facility, the Company entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”).  Payments commenced on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded $337 and $590 as interest expense for this revenue participation agreement for the three and nine months ended September 30, 2021, respectively. The Company pays the quarterly debt interest on the last day of the quarter, and for the three and nine months ended September 30, 2021, paid $1,218 and $2,890, respectively, to Oberland Capital. The Company has capitalized interest of $1,338 and $2,526 for the three and nine months ended September 30, 2021, respectively, towards the costs to construct and retrofit its Axogen Processing Center in Vandalia, OH (See Note 13 - Commitments and Contingencies). To date, the Company has capitalized interest of $3,495 related to this project. The capitalized interest is recorded as part of property and equipment in the condensed consolidated balance sheets.
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

The amounts outstanding under the Oberland Facility may be accelerated upon certain events, including: (a) required mandatory prepayments upon an asset sale; (b) in the event the Company is subject to (i) any litigation brought by a Governmental Authority (as defined in the Oberland Facility) including intervention after litigation is commenced by a Person (as defined in the Oberland Facility), or (ii) any final administrative action by a Governmental Authority, in each case arising out of or in connection with any of the Company’s registry studies, payments made to doctors or training activities with respect to healthcare professionals (excluding certain final administrative action that have been fully and finally resolved by the parties pursuant to a settlement agreement) or (c) upon the occurrence of an event of default (either automatically or at the option of Oberland Capital depending on the nature of the event). In addition, the Company has the right to prepay any amounts outstanding under the Oberland Facility. Upon maturity or upon such earlier repayment of the Oberland Facility, the Company will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to Oberland Capital of at least 11.5%, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital.
Upon the occurrence of an event of default, the interest rate incurred on amounts outstanding under the Oberland Facility will be increased by 4%. The Oberland Facility includes a financial covenant requiring the Company to achieve revenue targets of $8,750 for the third and four quarters of 2020, $17,500 for the first and second quarter of 2021 and $20,000 for each quarter thereafter. In the event of a failure to meet such covenant the Company may avoid a default by electing to be subject to a liquidity covenant and meeting all of the obligations required by such covenant. Specifically, the liquidity covenant provides that the Company must maintain on deposit in a cash collateral account an amount not less than 1.1 times the aggregate outstanding principal balance of all outstanding loan amounts. The borrowings under the Oberland Facility are secured by substantially all of the assets of the Company. As of September 30, 2021, the Company was in compliance with all covenants.
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

The Company considered these separable embedded features on a combined basis as a single derivative feature. The Company estimated the fair value of these features as $2,387 as of the date of issuance of the Oberland Facility and recorded this value as a debt derivative liability. As a result of the second tranche draw, the Company recorded an additional derivative and estimated the fair value to be $1,173.
Other credit facilities
The Company maintains restricted cash of $6,333 and $6,842 at September 30, 2021 and December 31, 2020, respectively. The September 30, 2021 and December 31, 2020 balances both include $6,000, which represents collateral for an irrevocable standby letter of credit. In March 2021, the Company entered into an agreement which required an additional irrevocable standby letter of credit in the amount of $250. The remaining activity in the account relates to the Heights Union Escrow Account (See Note 13 - Commitments and Contingencies).
11.Stock Incentive Plans
The Company maintains two share-based incentive plans: the Axogen 2019 Long-Term Incentive Plan (“2019 Plan”) and the Axogen 2017 Employee Stock Purchase Plan (“2017 ESPP”).

Overview of Equity Incentive Plan
At the 2019 Annual Meeting of Shareholders held on August 14, 2019, the shareholders approved the Axogen 2019 Long-Term Incentive Plan, which allows for the award of incentive stock options, non-qualified stock options, PSUs and RSUs to employees, directors and consultants. Awards under the 2019 Plan are priced at, or above, the fair market value of the Company's common stock on the date of grant. The number of shares of common stock authorized for issuance under the 2019 Plan is (a) 3,385,482 shares, comprised of (i) 3,000,000 new authorized shares and (ii) 385,482 unallocated shares of common stock available for issuance as of August 14, 2019 pursuant to the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), that were not then subject to outstanding awards; plus (b) shares under the 2010 Plan and the 2019 Plan that are cancelled, forfeited, expired, unearned or settled in cash, in any such case that does not result in the issuance of common stock. Following shareholder approval of the 2019 Plan, no future awards will be made under the 2010 Plan. At the 2021 Annual Meeting of Shareholders held on May 10, 2021, the shareholders approved an additional 2,500,000 shares to be allocated for issuance under the 2019 Plan. As of September 30, 2021, 2,924,078 shares of common stock were available for issuance under the 2019 Plan.
The Company recognized stock-based compensation expense, which consisted of compensation expense related to employee stock options, PSUs and RSUs based on the value of share-based payment awards that are ultimately expected to vest during the period and stock-based compensation expense related to the 2017 ESPP, of approximately $2,911 and $2,947 for the three months ended September 30, 2021 and 2020, respectively, and approximately $9,410 and $5,725 for the nine months ended September 30, 2021 and 2020, respectively.
Stock Options
The options granted to employees prior to July 1, 2017 typically vest 25% 1 year after the grant date and 12.5% every six months thereafter for the remaining three-year period until fully vested after four years. The options granted to employees after July 1, 2017 typically vest 50% two years after the grant date and 12.5% every six months thereafter for the remaining two-year period until fully vested after four years. The options granted to directors and certain options granted from time to time to certain executive officers have vested ratably over three years or 25% per quarter over one year. Options typically have terms ranging from seven to ten years.
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

A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,516,484	$12.79	5.93	$25,718

Granted	629,348	$20.20
Exercised	(698,150)	$5.74
Cancelled	(173,001)	$16.75

Outstanding, September 30, 2021	3,274,681	$15.46	6.59	$12,878
Exercisable, September 30, 2021	1,890,173	$14.42	5.05	$9,324

The Company used the following weighted-average assumptions for options granted during the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Expected term (in years)	5.88
Expected volatility	58.41%
Risk free rate	1.01%
Expected dividends	—%
Restricted and Performance Stock Units
RSUs granted to employees have a requisite service period of four years. The RSUs granted to directors and certain RSUs granted from time to time to certain executive officers have vested ratably over three years or over one year. The Company expenses the fair value of RSUs on a straight-line basis over the requisite service period. PSUs generally have a requisite service period of three years and are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses their fair value over the requisite service period.
A summary of the status of non-vested RSUs/PSUs as of September 30, 2021 and the changes during the nine months then ended are presented below:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested, December 31, 2020	1,782,905	$15.23	1.83	$31,825

Granted	863,014	$20.56
Released	(206,193)	$16.68
Forfeited	(250,710)	$16.22

Unvested, September 30, 2021	2,189,016	$17.08	1.69	$34,586

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
At September 30, 2021, the total future stock compensation expense related to non-vested performance awards at maximum target payout is expected to be approximately $6,240.
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
On February 21, 2020, the Compensation Committee of the Board of Directors approved PSUs that were tied to 2021 revenue, the "2020 PSU award". The 2020 PSU award consists of a targeted award of 348,000 shares. In June 2020, the Company concluded that the performance metrics relating to the 2020 PSU grant with performance metrics tied to 2021 revenue were no longer probable and therefore stock compensation expense related to these grants of $340 was reversed. Subsequently, in the fourth quarter of 2020, it became probable that the Company would achieve 50% of these performance metrics and therefore adjusted stock compensation expense. In the third quarter of 2021, it was determined that the performance metrics tied to 2021 revenue were no longer probable; therefore stock compensation expense related to these grants of $804 was reversed.
In February 2020, the Company issued PSUs relating to a 2017 grant with performance metrics tied to 2019 revenue.  The award was issued at 72.3% of achievement and therefore, 27.7% of the stock compensation expense, or $536 relating to this grant was forfeited or reversed in the first quarter of 2020. Previously, the Compensation Committee of the Board of Directors granted PSUs that were tied to 2020 revenue in 2018. As a result of COVID-19, it was determined these PSU grants would not be awarded and therefore stock compensation expense related to these grants of $1,161 was forfeited in the prior year.
Employee Stock Purchase Plan
The Company also maintains the Axogen 2017 Employee Stock Purchase Plan, which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and as of September 30, 2021, 272,489 shares remain available for issuance.
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the condensed consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2018 through 2020.
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
Certain of the Company’s leases include options for the Company to extend the lease term. None of the options were reasonably certain of exercise and therefore are not included in the measurement of lease obligations and right-of-use assets.
Certain of the Company’s lease agreements include provisions for the Company to reimburse the lessor for common area maintenance, real estate taxes, and insurance, which the Company accounts for as variable lease costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company and Heights Union are parties to the Heights Agreement for the lease of seventy-five thousand square feet of office space in Tampa, Florida. Pursuant to the Heights Agreement, the Company uses the leased premises for general office, medical laboratory, training and meeting purposes. In September 2020, the Company began occupying the space. The lease includes a $5,250 lessor allowance to be used towards the hard and soft costs of the tenant improvements. The Company incurred the cost of any tenant improvement in excess of this allowance. The Company concluded that it is the accounting owner of the tenant improvements. The lessor’s allowance of $5,250 for the construction of tenant improvements has been treated as an incentive. Because the Company is the accounting owner of the improvements, the lease incentive is accounted for as a reduction of the right-of-use asset and the total cost of the improvements of $12,149 is recognized on the condensed consolidated balance sheet separate from the right-of-use asset as leasehold improvements. The improvements will be amortized over the life of the lease, which was determined to be the shorter of the useful life of the improvements or the lease term. The Company determined the commencement date of the lease was August 28, 2020 and valued the lease using a 10.6% incremental borrowing rate. The Company recorded a right-of-use asset of $13,323 and lease liability of $18,573 for the new office lease as of the commencement date. On July 12, 2021, the Company entered the First Amendment to the Office Lease (the "First Amendment") to the Heights Agreement. The First Amendment revises the commencement date of the Office Lease to mean October 30, 2020 and revises the termination date of the Office Lease to be October 31, 2034. Pursuant to the First Amendment, the Company is entitled to an additional 1 ½ months of free rent periods.
On July 13, 2021, the Company entered into the Sixth Amendment to Lease (the “Sixth Amendment”) with Ology Bioservices Holdings, LLC (“Ology”) as successor in interest to SNH Medical Office Properties Trust. Ology is the landlord of the Company's currently leased, approximately 19,000 square foot corporate headquarters facility in Alachua, Florida. The Sixth Amendment amends the term of the lease to expire on October 31, 2026. The Company recorded a right-of-use asset and lease liability of $1,303 related to this extension.

The components of total lease expense for the three and nine months ended September 30, 2021 were as follows:

(In thousands)	2021	2020
For the Three Months Ended September 30,
Finance lease costs
Amortization of right-of-use assets	$6	$6
Interest on lease liabilities	—	1
Operating lease costs	1,032	707
Short term lease costs	4	43
Variable lease costs	169	4
Total lease cost	$1,211	$761

For the Nine Months Ended September 30,
Finance lease costs
Amortization of right-of-use assets	$17	$17
Interest on lease liabilities	1	2
Operating lease costs	3,113	1,683
Short term lease costs	15	104
Variable lease costs	506	14
Total lease cost	$3,652	$1,820
The short-term lease costs shown above reasonably reflect the Company’s ongoing short-term lease commitments. The increase in variable lease costs is due to the common area maintenance expenses associated with the Tampa office space.
Supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020 was as follows:

(In thousands)	September 30, 2021	December 31, 2020
Finance Leases
Finance lease right-of-use assets	$47	$64
Current maturities of long-term obligations	$12	$17
Long-term obligations	$5	$13
Operating Leases
Operating lease right-of-use assets	$15,588	$15,614
Current maturities of long-term obligations	$1,662	$846
Long-term obligations	$21,266	$20,864
Other information related to leases was as follows ($ in thousands):

For the Nine Months Ended September 30,	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,117	$1,399
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$16
Weighted-average remaining lease term - finance leases (in years)	1.7	2.3
Weighted-average remaining lease term - operating leases (in years)	11.5	12.4
Weighted-average discount rate - finance leases	7.28%	7.28%
Weighted-average discount rate - operating leases	10.26%	10.07%
The weighted-average discount rate for the majority of the Company’s leases is based on the Company’s estimated incremental borrowing rate since the rates implicit in the leases were not determinable. The Company’s incremental borrowing rate is based on Management’s estimate of the rate of interest the Company would have to pay to borrow on a fully collateralized basis over a similar term and amount equal to the lease payments.
Service Agreements
On August 6, 2015, the Company entered into a License and Services Agreement (the “CTS Agreement”) with Community Blood Center (d/b/a Community Tissue Services) (“CTS”), in Dayton, Ohio, an FDA registered tissue establishment. Processing of the Avance Nerve Graft pursuant to the CTS Agreement began in February 2016.  The CTS Agreement initially had a five-year term ending August 31, 2020. After three previous term extensions, on February 22, 2021, the CTS Agreement was further amended to extend the term of the agreement to December 31, 2023. Under the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases.”  The Company also pays CTS for services in support of its manufacturing process including for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support.  During the three months ended September 30, 2021 and 2020, the Company recorded expenses of approximately $630 and $454, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded expenses of approximately $1,901 and $1,193, respectively. These expenses are included in cost of goods sold on the accompanying condensed consolidated statements of operations.
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
In December 2011, the Company also entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company’s phase 3 pivotal clinical trial to support a biologics license application (“BLA”) for Avance Nerve Graft. In March 2020, the Company entered into an amendment to this agreement. The amendment extends the end of the study timeline from December 2020 to December 2021. It also increases the total number of subjects enrolled and the number of sites used in the studies. Payments made under this agreement were $362 and $208 for the three months ended September 30, 2021 and 2020, respectively. Payments made under this agreement were $794 and $699 for the nine months ended September 30, 2021 and 2020, respectively.
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
In July 2018, the Company purchased a facility, the APC, in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft and Avive Soft Tissue Membrane are currently processed. The APC, when and if operational, will be the new processing facility for Avance Nerve Graft and Avive Soft Tissue Membrane to provide continued capacity for growth and to support the transition of Avance Nerve Graft from a 361 HCT/P tissue product to a biologic product. The APC is comprised of a 70,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land and this is recorded as Land within the property and equipment account on the Company's condensed consolidated balance sheet. The Company paid $4,300 for the building and this is recorded as projects in process as part of the property and equipment on the condensed consolidated balance sheet.
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder (the “Design-Build Agreement”) with CRB Builders, L.L.C., a Missouri limited liability company (“CRB”), pursuant to which CRB will renovate and retrofit the APC. The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) by late 2021, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,300. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600. The Company temporarily deferred the construction as part of the cost containment initiatives implemented in the second quarter of 2020, and subsequently resumed construction in early January of 2021. For the three and nine months ended September 30, 2021, the Company has recorded $4,008 and $15,165, respectively, related to renovations and design and build in projects in progress. The Company has recorded $30,855 to date related to this project. In addition to these project costs, the Company has capitalized interest of $1,338 and $2,526 for the three and nine months ended September 30, 2021, respectively. To date, the Company has capitalized interest of $3,495 related to this project. These items are recorded as projects in process as part of the property and equipment in the condensed consolidated balance sheet.
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

On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United Stated District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.). Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018. In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the

Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. Axogen was served on January 15, 2019. On February 4, 2019, the court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019 the parties’ presented oral arguments. On April 21, 2020, the Court dismissed the complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted. The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020. Axogen filed a motion to dismiss on August 6, 2020. The Plaintiff filed an opposition on September 20, 2020. The Court held oral argument on February 25, 2021. On March 19, 2021, the Court dismissed the Second Amended Complaint with prejudice, finding again that the Plaintiff failed to state a claim upon which relief could be granted. On April 14, 2021, Plaintiff filed a notice of appeal. Plaintiff filed its opening brief on June 28, 2021. The Company filed its appellee brief on August 11, 2021. The Plaintiff filed a reply brief on September 14, 2021. The Company and Individual Defendants dispute the allegations and intend to vigorously defend against the Complaint. The amount of loss, if any, cannot be reasonably estimated at this time.
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
14.Retirement Plan
Axogen 401(k) Plan
The Company sponsors the Axogen 401(k) plan (the “401(k) Plan”), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make matching contributions of 3% on the first 3% of the employee’s annual salary and 1% of the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately. Employer contributions to the 401(k) Plan for the three months ended September 30, 2021 and 2020 were approximately $343 and $276, respectively, and for the nine months ended September 30, 2021 and 2020 were approximately $958 and $859, respectively.

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
We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least 6 times in the last 12 months. In the third quarter of 2021, we had 954 active accounts, an increase of 9% from 875 one year ago. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue. As our business continues to grow, we have transitioned to reporting a new account metric that we believe demonstrates the strength of adoption and potential revenue growth in accounts that have developed a more consistent use of Axogen products in their nerve repair algorithm. We refer to these as “Core Accounts” which we define as accounts that have purchased at least $100,000 in the past 12 months. In the third quarter of 2021, we had 292 Core Accounts, an increase of 18% from 248 one year ago. These Core Accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.
There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.
Avive
As previously announced, we suspended the market availability of Avive® Soft Tissue Membrane effective June 1, 2021 and we continue discussions with the FDA to determine the appropriate regulatory classification and requirements for Avive. The suspension was not based on any safety or product issues or concerns with Avive. We seek to return Avive to the market, although we are unable to estimate the timeframe or provide any assurances that a return to the market will be achievable. Avive has historically represented approximately 5% of our revenues through the second quarter of 2021, and no Avive revenue was recorded in the third quarter of 2021.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$31,204	100.0%	$33,428	100.0%
Cost of goods sold	5,239	16.8	5,697	17.0
Gross Profit	25,965	83.2	27,731	83.0
Costs and expenses
Sales and marketing	18,370	58.9	17,726	53.0
Research and development	6,404	20.5	4,230	12.7
General and administrative	7,880	25.3	6,820	20.4
Total costs and expenses	32,654	104.6	28,776	86.1
Loss from operations	(6,689)	(21.4)	(1,045)	(3.1)
Other (expense) income:
Investment income	17	0.1	28	0.1
Interest expense	(417)	(1.3)	(397)	(1.2)
Change in fair value of derivatives	(46)	(0.1)	(71)	(0.2)
Other expense	(6)	—	6	—
Total other (expense) income, net	(452)	(1.4)	(434)	(1.3)
Net Loss	$(7,141)	(22.9)%	$(1,479)	(4.4)%
Revenues
Revenues for the three months ended September 30, 2021 decreased (7)% to $31,204 as compared to $33,428 for the three months ended September 30, 2020. The decline in revenues was driven by a decrease in unit volume of approximately 10%, partially offset by the changes in prices of approximately 3%. Prior year revenue included approximately $3.3 million from procedures deferred from the first half of 2020 as a result of the initial impact of the COVID-19 pandemic; and approximately $1.5 million from Avive Soft Tissue Membrane, for which the Company voluntarily suspended market availability as of June 1, 2021.
Gross Profit

Gross profit for the three months ended September 30, 2021 decreased (6)% to $25,965 as compared to $27,731 for the three months ended September 30, 2020, in direct correlation with the decrease in revenues. Gross margin remained consistent at approximately 83% for both the three months ended September 30, 2021 and 2020.
Costs and Expenses

Total costs and expenses increased 13% to $32,654 for the three months ended September 30, 2021, as compared to $28,776 for the three months ended September 30, 2020. Total operating expenses in the third quarter included $2,911 in non-cash stock compensation, compared to $2,947 in the prior year. The increase in total operating expenses over the prior year includes higher facility costs related to our new Tampa facility, and increased compensation, travel and project costs as we have returned to more normalized spending levels over the past few quarters following the steep reduction in spend as a result of our cost mitigation initiatives enacted at the beginning of the COVID-19 pandemic, partially offset by lower bonus, commission and stock compensation charges in the third quarter due to lower revenue expectations for 2021. As a percentage of total revenues, total costs and expenses increased to 105% for the three months ended September 30, 2021, as compared to 86% for the three months ended September 30, 2020.

Sales and marketing expenses increased 4% to $18,370 for the three months ended September 30, 2021, as compared to $17,726 for the three months ended September 30, 2020. This increase was primarily due to an increase in travel related expenses as hospital access restrictions improved and increased spend in marketing development programs, partially offset by lower compensation related expenses including sales commissions. As a percentage of total revenues, sales and marketing expenses increased to 59% for the three months ended September 30, 2021 as compared to 53% for the three months ended September 30, 2020.
Research and development expenses increased 51% to $6,404 for the three months ended September 30, 2021, as compared to $4,230 for the three months ended September 30, 2020.  Research and development costs include our product development efforts, including expenses in support of our biologics license application ("BLA") for Avance Nerve Graft and clinical trials. Product development expenses represented approximately 76% of total research and development expenses in the three months ended September 30, 2021 as compared to 49% in the prior year period. Clinical trial expenses represented approximately 24% of research and development expenses in the three months September 30, 2021 as compared to 51% in the prior year period. The increase in product development expenses reflect increased spending in specific programs, including our efforts related to the BLA for Avance Nerve Graft and a next generation Avance product. Additionally, pandemic related restrictions lowered spending on certain of our clinical study programs in the prior year. As a percentage of total revenues, research and development expenses increased to 21% for the three months ended September 30, 2021 as compared to 13% for the three months ended September 30, 2020.

General and administrative expenses increased 16% to $7,880 for the three months ended September 30, 2021, as compared to $6,820 for the three months ended September 30, 2020. The increase was primarily due to an increase in compensation and legal fees, partially offset by lower bonus and stock compensation charges in the third quarter due to lower revenue expectations for 2021. As a percentage of total revenues, general and administrative expenses increased to 25% for the three months ended September 30, 2021, as compared to 20% for the three months ended September 30, 2020.
Income Taxes
We had no income tax expense or benefit for each of the three months ended September 30, 2021 and 2020 due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$95,821	100.0%	$79,805	100.0%
Cost of goods sold	17,503	18.3	16,118	20.2
Gross Profit	78,318	81.7	63,687	79.8
Costs and expenses
Sales and marketing	55,594	58.0	49,854	62.5
Research and development	17,875	18.7	12,915	16.2
General and administrative	24,912	26.0	18,726	23.5
Total costs and expenses	98,381	102.7	81,495	102.1
Loss from operations	(20,063)	(20.9)	(17,808)	(22.3)
Other (expense) income:
Investment income	80	0.1	576	0.7
Interest expense	(1,427)	(1.5)	(459)	(0.6)
Change in fair value of derivatives	(152)	(0.2)	(71)	(0.1)
Other expense	(137)	(0.1)	(14)	—
Total other (expense) income, net	(1,636)	(1.7)	32	—
Net Loss	$(21,699)	(22.6)%	$(17,776)	(22.3)%
Revenues
Revenues for the nine months ended September 30, 2021 increased 20% to $95,821 as compared to $79,805 for the nine months ended September 30, 2020. Revenue growth was driven by an increase in unit volume of approximately 15%, as well as the net impact of changes in prices and product mix of approximately 5%. The unit volume increase was attributed to growth in our core and active accounts, and also reflects the initial negative impact of the COVID-19 pandemic, which began to negatively impact procedure volumes and revenue in March of 2020.
Gross Profit

Gross profit for the nine months ended September 30, 2021 increased 23% to $78,318 as compared to $63,687 for the nine months ended September 30, 2020. Gross margin increased to 82% for the nine months ended September 30, 2021 as compared to 80% for the nine months ended September 30, 2020 as we continue to increase production levels. Prior year gross margin was negatively impacted by lower revenue, a $2,114 increase in period costs resulting from our temporary suspension of tissue processing as a result of the COVID-19 pandemic and a $2,108 provision for inventory write-down. In the nine months ended September 30, 2021, we recorded a $2,850 provision for inventory write-down, including the reserve for Avive of $1,251.
Costs and Expenses

Total costs and expenses increased 21% to $98,381 for the nine months ended September 30, 2021 as compared to $81,495 for the nine months ended September 30, 2020. Total operating expenses for the nine months ended September 30, 2021 included $9,410 in non-cash stock compensation, compared to $5,725 in the prior year. The increase in total operating expenses, including non-cash stock compensation, over the prior year includes higher facility costs related to our new Tampa facility, and increased compensation, travel and project costs as we have returned to more normalized spending levels over the past few quarters following the steep reduction in spend as a result of our cost mitigation initiatives enacted at the beginning of the COVID-19 pandemic. As a percentage of total revenues, total costs and expenses increased to 103% for the nine months ended September 30, 2021 as compared to 102% for the nine months ended September 30, 2020.

Sales and marketing expenses increased 12% to $55,594 for the nine months ended September 30, 2021, as compared to $49,854 for the nine months ended September 30, 2020. This increase was primarily due to higher compensation related expenses including sales commissions and increased spend in marketing development programs. As a percentage of total revenues, sales and marketing expenses decreased to 58% for the nine months ended September 30, 2021 as compared to 62% for the nine months ended September 30, 2020.

Research and development expenses increased 38% to $17,875 for the nine months ended September 30, 2021 as compared to $12,915 for the nine months ended September 30, 2020. Product development expenses represented approximately 75% of total research and development expenses in the nine months ended September 30, 2021 as compared to 47% in the prior year period. Clinical trial expenses represented approximately 25% of research and development expenses in the nine months ended September 30, 2021 as compared to 53% in the prior year period. The increase in product development expenses reflect increased spending in specific programs, including our efforts related to the BLA for Avance Nerve Graft and a next generation Avance product. Additionally, pandemic related restrictions lowered spending on certain of our clinical study programs in 2020, have restarted over the past few quarters and spend on these and other clinical activities continue to increase in 2021. As a percentage of total revenues, research and development expenses increased to 19% for the nine months ended September 30, 2021 as compared to 16% for the nine months ended September 30, 2020.

General and administrative expenses increased 33% to $24,912 for the nine months ended September 30, 2021 as compared to $18,726 for the nine months ended September 30, 2020. This increase was primarily due to higher compensation, including stock compensation and increased legal fees. As a percentage of total revenues, general and administrative expenses increased to 26% for the nine months ended September 30, 2021 as compared to 23% for the nine months ended September 30, 2020.
Other Expense and Income
We recognized total other expense of $1,636 for the nine months ended September 30, 2021 as compared to other income of $32 for the nine months ended September 30, 2020. The change is primarily due to interest expense recognized in the current period on our financing agreement with Oberland Capital (the "Oberland Facility") that began June 30, 2020, and lower investment income from our asset management program as we lowered our investment balances and increased cash reserves.
Income Taxes
We had no income tax expense or benefit for each of the nine months ended September 30, 2021 and 2020, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.
Liquidity and Capital Resources
Cash Flow Information
As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $53,063, a decrease of $2,546 from $55,609 at December 31, 2020, primarily as a result of renovating the APC and increasing inventory levels, partially offset by the proceeds from long-term debt and sales of investments, as well as cash flow from employee option exercises.
We had working capital of $111,609 and a current ratio of 5.8x at September 30, 2021, compared to working capital of $122,420 and a current ratio of 6.4x at December 31, 2020. The decrease in the current ratio at September 30, 2021, as compared to December 31, 2020, was primarily due to a decrease in investments year over year. We believe we have sufficient cash resources to meet our liquidity requirements for at least the next 12 months based on our expected level of operations.
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

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(11,891)	$(12,463)
Investing activities	(10,064)	2,389
Financing activities	19,409	35,959
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,546)	$25,885
Cash used in operating activities
Operating activities for the nine months ended September 30, 2021 used $11,891 of cash as compared to using $12,463 for the nine months ended September 30, 2020. The decrease in operating cash outflows primarily relates to higher share-based compensation and depreciation, resulting in an increase in net loss as compared to the prior period, partially offset by an increase in inventory.
Cash used in / provided by investing activities
Investing activities for the nine months ended September 30, 2021 used $10,064 of cash as compared to providing $2,389 for the nine months ended September 30, 2020. This decrease in cash provided by investing activities is principally attributable to higher sales of investments in the prior year as part of our asset management program.
Cash provided by financing activities
Financing activities for the nine months ended September 30, 2021 provided $19,409 of cash as compared to providing $35,959 of cash for the nine months ended September 30, 2020. The decrease in cash provided by financing activities is due to the drawdown of the $15,000 second tranche of the Oberland Facility in the second quarter of 2021 as compared to a $35,000 drawdown of the first tranche in the same period of the previous year. This decrease is slightly offset by the increase in cash received from the exercise of employee stock options.
Operating Cash Requirements
APC Commitment
On July 9, 2019, we entered into the Design-Build Agreement with CRB, pursuant to which CRB will renovate and retrofit the APC (See Note 13 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements).
Tampa Commitment

Pursuant to the Heights Agreement, we are using the leased premises in Tampa, Florida for general office, research laboratory, training and meeting purposes. We began occupying the premises in September of 2020. The lease term includes several months of free rent, and these free periods will cease in the second half of fiscal 2021. We recorded a right-of-use asset and lease liability at the commencement of the lease term as discussed in Note 13 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

On July 12, 2021, we entered into the First Amendment to the Office Lease (the "First Amendment") to the Heights Agreement. The First Amendment revises the commencement date of the Office Lease to mean October 30, 2020 and revises the termination date of the Office Lease to be October 31, 2034. Pursuant to the First Amendment, we were entitled to an additional 1 ½ months of free rent periods.

Credit Facilities

On June 30, 2020, we entered into the Oberland Facility and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company. The third and final tranche of $25,000 may be drawn at our option upon achieving two consecutive quarters with revenue of $28,000. The financing costs for this facility were approximately $642 and were recorded as a contra liability to the debt facility.

The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of September 30, 2021). Each tranche of the Oberland Facility, if and when issued, will have a term of seven years from the date of issuance with the first tranche issued on June 30, 2020 and maturing on June 30, 2027 and the second tranche issued on June 30, 2021 and maturing on June 30, 2028. In connection with the Oberland Facility, we entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, an additional quarterly royalty payment as a percentage of our net revenue, up to $70,000 in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Payments commenced on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount.
Material Commitments
As previously disclosed in Note 13 – Commitments and Contingencies, in July 2018, we purchased a 70,000 square foot facility, the APC, on approximately 8.6 acres of land in Vandalia, Ohio.
On July 9, 2019, we entered into the Design-Build Agreement with CRB (which was subsequently amended on October 6, 2020), pursuant to which CRB will renovate and retrofit the APC. The Design-Build Agreement contains several design phase milestones that began in July 2019 and sets the date for Substantial Completion (as defined in the Design-Build Agreement) by late 2021, subject to adjustment in accordance with the terms of the Design-Build Agreement. The estimated cost pursuant to the Design-Build Agreement is $29,300. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC are estimated to be $13,600. These capital expenditure costs will be incurred as they arise until material processing is transitioned to APC, expected to begin in early 2023. As of September 30, 2021, we have recorded $15,165 in the current year and $30,855 to date related to renovations and design build in projects in progress. These renovations included providing a second floor over a portion of the facility which increases the total usable space to 107,000 square feet. These items are recorded as projects in process as part of the property and equipment in our condensed consolidated balance sheet. In addition, we capitalize interest expense from our debt facility based on the amount of accumulated expenditures of this asset during the period that is required to get the asset ready for its intended use. During the three and nine months ended September 30, 2021, we capitalized interest of $1,338 and $2,526 to projects in progress. To date, the Company has capitalized interest of $3,495 related to this project.
We expect to receive certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC. The economic development grants are subject to certain job creation milestones by 2023 and related contingencies. We have received approximately $1,188 from these grants. These grants have claw back clauses if we do not meet these job creation milestones by 2023.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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

AXOGEN, INC.

Dated: November 4, 2021	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: November 4, 2021	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)