Form 10-Q
period 2022-03-31
Axogen, Inc.
filed 2022-05-05
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 2, 2022, the registrant had 41,980,607 shares of common stock outstanding.

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management's current expectations or predictions of future conditions, events, or results based on various assumptions and management's estimates of trends and economic factors in the markets in which the Company is active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements may include, without limitation, statements regarding our assessment of our internal controls over financial reporting; statements related to the impact of the 2019 novel coronavirus and any and all variants thereof ("COVID-19") on our business, including but not limited to global supply chain issues; hospital staffing challenges and its impact on our business; statements regarding our growth, our financial guidance and performance; product development; product potential; Axogen Processing Center renovation timing and expense; sales growth; product adoption; market awareness of our products; anticipated capital requirements, including the potential of future financings; data validation; expected clinical study enrollment, timing and outcomes; our visibility at and sponsorship of conferences and our educational events; regulatory process and approvals; and other factors, including legislative, regulatory, political, geopolitical and economic developments, including global business disruption caused by Russia’s invasion of Ukraine and related sanctions, not within our control. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and "Risk Factor Summary" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,559	$32,756
Restricted cash	6,251	6,251
Investments	52,859	51,330
Accounts receivable, net of allowance for doubtful accounts of $366 and $276, respectively	18,590	18,158
Inventory	17,400	16,693
Prepaid expenses and other	2,816	1,861
Total current assets	112,475	127,049
Property and equipment, net	66,954	62,923
Operating lease right-of-use assets	15,406	15,193
Intangible assets, net	3,190	2,859
Total assets	$198,025	$208,024

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,872	$22,459
Current maturities of long-term lease obligations	2,073	1,834
Total current liabilities	22,945	24,293

Long-term debt, net of debt discount and financing fees	45,041	44,821
Long-term lease obligations	20,878	20,798
Debt derivative liabilities	5,310	5,562
Total liabilities	94,174	95,474

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 41,972,987 and 41,736,950 shares issued and outstanding	420	417
Additional paid-in capital	345,538	342,765
Accumulated deficit	(242,107)	(230,632)
Total shareholders’ equity	103,851	112,550
Total liabilities and shareholders’ equity	$198,025	$208,024
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenues	$31,007	$31,037
Cost of goods sold	5,546	5,172
Gross profit	25,461	25,865
Costs and expenses:
Sales and marketing	20,888	17,973
Research and development	6,275	5,748
General and administrative	9,618	8,364
Total costs and expenses	36,781	32,085
Loss from operations	(11,320)	(6,220)
Other (expense) income:
Investment income	(46)	34
Interest expense	(354)	(444)
Change in fair value of derivatives	252	(22)
Other expense	(7)	(8)
Total other expense, net	(155)	(440)
Net loss	$(11,475)	$(6,660)

Weighted average common shares outstanding — basic and diluted	41,804,330	40,705,840
Loss per common share — basic and diluted	$(0.27)	$(0.16)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In Thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(11,475)	$(6,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704	772
Amortization of right-of-use assets	427	500
Amortization of intangible assets	69	47
Amortization of debt discount and deferred financing fees	220	112
Provision for bad debt	267	(26)
Provision for inventory write-down	459	783
Change in fair value of derivatives	(252)	22
Investment losses	96	15
Stock-based compensation	2,678	2,694
Change in operating assets and liabilities:
Accounts receivable	(624)	(2,181)
Inventory	(1,166)	(1,642)
Prepaid expenses and other	(1,030)	(313)
Accounts payable and accrued expenses	(1,104)	(5,061)
Operating lease obligations	(320)	119
Contract and other liabilities	—	(1)
Net cash used in operating activities	(11,051)	(10,820)

Cash flows from investing activities:
Purchase of property and equipment	(5,037)	(3,095)
Purchase of investments	(6,024)	(15,279)
Proceeds from sale of investments	4,400	19,400
Cash payments for intangible assets	(580)	(156)
Net cash (used in) provided by investing activities	(7,241)	870

Cash flows from financing activities:
Cash paid for debt portion of finance leases	(2)	(4)
Proceeds from exercise of stock options and ESPP stock purchases	97	521
Net cash provided by financing activities	95	517
Net decrease in cash, cash equivalents, and restricted cash	(18,197)	(9,433)
Cash, cash equivalents, and restricted cash, beginning of period	39,007	55,609
Cash, cash equivalents, and restricted cash, end of period	$20,810	$46,176

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$—	$312
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$1,119	$4,836
Obtaining a right-of-use asset in exchange for a lease liability	$641	$321
Acquisition of intangible assets in accounts payable and accrued expenses	$239	$166
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended March 31, 2022
Balance at December 31, 2021	41,736,950	$417	$342,765	$(230,632)	$112,550
Net loss	—	—	—	(11,475)	(11,475)
Stock-based compensation	—	—	2,678	—	2,678
Issuance of restricted and performance stock units	215,287	2	(2)	—	—
Exercise of stock options and employee stock purchase plan	20,750	1	97	—	98
Balance at March 31, 2022	41,972,987	$420	$345,538	$(242,107)	$103,851

Three Months Ended March 31, 2021
Balance at December 31, 2020	40,618,766	$406	$326,390	$(203,647)	$123,149
Net loss	—	—	—	(6,660)	(6,660)
Stock-based compensation	—	—	2,694	—	2,694
Issuance of restricted and performance stock units	94,533	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	129,418	1	520	—	521
Balance at March 31, 2021	40,842,717	$408	$329,603	$(210,307)	$119,704
See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In Thousands, Except Per Share Amounts)

1.Basis of Presentation
General
Unless the context otherwise requires, all references in these Notes to “Axogen,” the “Company," “we,” “us” and “our” refer to Axogen, Inc. and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation, and Axogen Europe GmbH.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2022, and December 31, 2021 and for the three months ended March 31, 2022 and 2021. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2022. Specifically, there can be no assurances that resurgences of COVID-19 will not affect future results.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reporting results of operations.
2.Summary of Significant Accounting Policies
The changes below were made to the Company's significant accounting policies previously disclosed in Note 3, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 25, 2022, for the year ended December 31, 2021.
Cash and Cash Equivalents and Concentration
The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. The Company has not experienced any losses related to these balances; however, as of March 31, 2022, $14,059 of the cash and cash equivalents balance was in excess of Federal Deposit Insurance Corporation limits. As of March 31, 2022, and December 31, 2021, the Company had restricted cash balances of $6,251 and $6,251, respectively. The March 31, 2022, and December 31, 2021 balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit. See "Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees."

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$14,559	$32,756
Restricted cash	6,251	6,251
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,810	$39,007
Stock-Based Compensation
The Company measures stock options granted to employees and directors at a premium price based on market conditions, such as the trading price of the Company’s common stock, using a Monte Carlo Simulation in estimating the fair value at grant date. The determination of the fair value is affected by the Company's stock price, as well as assumptions regarding several subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards. The Company determines the expected life of each award giving consideration to the contractual terms, vesting schedules, and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The expense has been reduced for forfeitures as they occur.
The Company recognizes expense for all stock-based compensation awards, including stock options, restricted stock units ("RSUs"), and performance stock units ("PSUs") granted to employees eligible for retirement, as defined within the award notice and allowing for continued vesting post-retirement, over the retirement notice period and continuously updates its estimate of expense over the notice period each reporting period if a retirement notice has not been provided.
Recent Accounting Pronouncements
The Company’s management has reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s condensed consolidated financial condition, results of operations, or disclosures.
3.     Inventory
Inventory includes unprocessed tissue, work-in-process, Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard Nerve Cap®, and Axotouch® Two-Point Discriminator finished goods and supplies. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and consists of the following:

(In thousands)	March 31, 2022	December 31, 2021
Finished goods	$11,856	$11,011
Work in process	851	813
Raw materials	4,693	4,869
Inventory	$17,400	$16,693
The provision for inventory write-downs was $459 and $783 for the three months ended March 31, 2022, and 2021, respectively.

4.     Property and Equipment, Net
Property and equipment consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Furniture and equipment	$5,107	$5,100
Leasehold improvements	14,952	14,952
Processing equipment	4,058	3,984
Land	731	731
Projects in process	50,314	45,660
Finance lease right-of-use assets	110	110
Property and equipment, at cost	75,272	70,537
Less: accumulated depreciation and amortization	(8,318)	(7,614)
Property and equipment, net	$66,954	$62,923
Depreciation expense for the three months ended March 31, 2022 and 2021 was $704 and $772, respectively. The Company further added to its projects in process total which is related to our Axogen Processing Center (“APC Facility”). See "Note 12 - Commitments and Contingencies."
5.     Intangible Assets, Net
The Company’s intangible assets consist of the following:

	March 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$2,861	$(267)	$2,594	$2,469	$(234)	$2,235
License agreements	1,101	(889)	212	1,101	(852)	249
Total amortizable intangible assets	3,962	(1,156)	2,806	3,570	(1,086)	2,484

Unamortized intangible assets
Trademarks	384	—	384	375	—	375
Total intangible assets	$4,346	$(1,156)	$3,190	$3,945	$(1,086)	$2,859
License agreements are being amortized over periods ranging from 17-20 years. Patent costs are being amortized over periods of up to 20 years. Amortization expense was $69 and $47 for the three months ended March 31, 2022 and 2021, respectively.

Year Ending December 31,	(In thousands)
2022 (excluding the three months ended March 31, 2022)	$189
2023	218
2024	149
2025	149
2026	148
Thereafter	1,953
Total	$2,806

License Agreements
Royalty fees under our License Agreements with the University of Florida Research Foundation and the University of Texas at Austin were $673 and $641 during the three months ended March 31, 2022 and 2021, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
6.     Fair Value Measurement
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
There has been no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2021 to March 31, 2022. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The Debt Derivative Liabilities are measured using a ‘with and without’ valuation model to compare the fair value of the Company's financing agreement with Oberland Capital including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Oberland Facility including the embedded derivative features was determined using a probability-weighted expected return model based on four potential settlement scenarios for the Oberland Facility due to (a) a 5% probability of a mandatory prepayment event of the Oberland Facility on December 31, 2023; (b) a 15% probability of a mandatory prepayment event of the Oberland Facility on March 31, 2026; (c) a 5% probability of the prepayment of the Oberland Facility at the Company’s option on December 31, 2025; and (d) a 75% probability that the Oberland Facility will be held to its scheduled maturity dates in accordance with the terms of the debt agreement. The estimated settlement value of each scenario, which would include any required make-whole payment, is then discounted to present value using a discount rate that is derived based on the initial terms of the Oberland Facility at issuance and corroborated utilizing a synthetic credit rating analysis.

The significant inputs that are included in the valuation of the Debt Derivative Liability - first tranche include:

	March 31, 2022		December 31, 2021
Input
Remaining term (years)	5.25		5.5
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.50%		9.50%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	11.2%	(1)	10.72%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the Debt Derivative Liability - second tranche include:

	March 31, 2022		December 31, 2021
Input
Remaining term (years)	6.25		6.5
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5%		9.5%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	14.4%	(1)	13.21%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$7,358	$—	$—	$7,358
U.S. government securities	17,988	—	—	17,988
Commercial paper	—	34,870	—	34,870
Total assets	$25,346	$34,870	$—	$60,216

Liabilities
Debt derivative liabilities	—	—	5,310	5,310
Total liabilities	$—	$—	$5,310	$5,310

December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$22,012	$—	$—	$22,012
U.S. government securities	12,081	—	—	12,081
Commercial paper	—	39,249	—	39,249
Total assets	$34,093	$39,249	$—	$73,342

Liabilities
Debt derivative liabilities	$—	—	$5,562	$5,562
Total liabilities	$—	$—	$5,562	$5,562
The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows (in thousands):

Three Months Ended March 31, 2022
Balance at December 31, 2021	$5,562
Change in fair value included in net loss	(252)
Balance at March 31, 2022	$5,310

Three Months Ended March 31, 2021
Balance at December 31, 2020	$2,497
Change in fair value included in net loss	22
Balance at March 31, 2021	$2,519
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The Oberland Facility is classified as Level 3 within the fair value hierarchy. The carrying value and estimated fair value of the Oberland Facility were $45,041 and $52,234 at March 31, 2022, and $45,325 and $52,605 at December 31, 2021, respectively. See "Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees ."

7.     Leases
The Company leases administrative, manufacturing, research and distribution facilities through operating leases. Several of leases include fixed payments including rent and non-lease components such as common-area or other maintenance costs.
On January 27, 2022, AC entered into a Commercial Lease Amendment ("Amendment") with JA-Cole L.P., with an effective date of February 1, 2022, pursuant to the original Commercial Lease dated April 21, 2015, as amended (the "Lease"). The lease is for the office and warehouse facility located in Burleson, Texas. The Amendment revised the commencement date to May 1, 2022 and the expiration date to April 30, 2027. The Company accounted for the Lease revisions as a lease modification in accordance with Accounting Standard Codification ("ASC") 842, Leases, as the modification effectively terminated the existing lease and created a new lease which commenced on February 1, 2022. The Lease and related modification entries are included in the operating lease line items on the condensed consolidated balance sheet.
Total operating lease expense for the three months ended March 31, 2022 and 2021 was $1,408 and $1,225 respectively.
Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate )	March 31, 2022	December 31, 2021
Operating Leases
Right-of-use operating assets	$15,406	$15,193
Current maturities of long-term lease obligations	$2,065	$1,825
Long-term lease obligations	$20,875	$20,794
Financing Leases
Right-of-use financing leases (1)	$36	$42
Current maturities of long-term lease obligations	$8	$9
Long-term lease obligations	$3	$4

Weighted average operating lease term (in years):	11.2	12.1
Weighted average operating financing term (in years):	1.4	2.2

Weighted average discount rate operating lease	10.26%	10.32%
Weighted average discount rate financing lease	7.09%	7.23%
(1) Financing leases are included within property and equipment, net on the condensed consolidated balance sheets.
Future minimum lease payments under operating and financing leases at March 31, 2022 were as follows:

(In thousands)
2022 (excluding the three months ended March 31, 2022)	$3,213
2023	3,415
2024	3,186
2025	3,268
2026	3,276
Thereafter	24,056
Total	$40,414
Less: Imputed interest	(17,463)
Total lease liability	$22,951
Less: Current lease liability	$(2,073)
Long-term lease liability	$20,878

8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(In thousands)	March 31, 2022	December 31, 2021
Oberland Facility - first tranche	$35,000	$35,000
Oberland Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(4,959)	(5,179)
Long-term debt, net of debt discount and financing fees	$45,041	$44,821
Oberland Facility
June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the "Oberland Facility") and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company.
The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of March 31, 2022). Each tranche of the Oberland Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027 and the second tranche issued on June 30, 2021, maturing on June 30, 2028).  In connection with the Oberland Facility, the Company entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Payments under the Revenue Participant Agreement commenced on September 30, 2021. The royalty structure of the Revenue Participant Agreement results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded $335 as interest expense for this Revenue Participation Agreement for the three months ended March 31, 2022. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended March 31, 2022 and 2021 paid $1,187 and $831, respectively, to Oberland Capital. The Company capitalized interest of $1,445 and $520 for the three months ended March 31, 2022 and 2021, respectively, towards the costs to construct and retrofit the APC Facility in Vandalia, OH. See "Note 12- Commitments and Contingencies." To date, the Company has capitalized interest of $6,719 related to this project. The capitalized interest is recorded as part of property and equipment, net in the condensed consolidated balance sheets. As of March 31, 2022, the Company was in compliance with all covenants. See "Note 12 - Commitments and Contingencies."
Embedded Derivatives
The Debt Derivative Liabilities are recorded at fair value, with the change in fair value reported in the condensed consolidated statements of operations at each reporting date. The fair values of the Debt Derivative Liabilities were $5,310 and $5,562 at March 31, 2022 and December 31, 2021, respectively. See "Note 6 - Fair Value Measurement."
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining unamortized initial fair values of the embedded derivatives related to the first and second tranches of the Oberland Facility. The debt discount is amortized over the respective life of the related tranche and recorded in interest expense using the effective yield method.
The financing fees for the Oberland Facility were $642 and were recorded as a contra liability to the debt facility. The financing fees are amortized over the life of the first tranche of the Oberland Facility and recorded in interest expense.
Amortization of debt discount and deferred financing fees for the three months ended March 31, 2022 and 2021 was $219 and $112, respectively.

Other credit facilities
The Company maintains restricted cash of $6,251 and $6,251 at March 31, 2022 and December 31, 2021, respectively. The March 31, 2022 and December 31, 2021 balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit.

9.     Stock-Based Incentive Plans
The Company maintains two share-based incentive plans: the Axogen, Inc. Amended and Restated 2019 Long-Term Incentive Plan, (“2019 Plan”), and the Axogen 2017 Employee Stock Purchase Plan (“2017 ESPP”). As of March 31, 2022, 749,538 shares of common stock were available for issuance under the 2019 Plan.The Company recognized stock-based compensation expense, which consisted of compensation expense related to stock options, PSUs and RSUs based on the value of share-based payment awards that are ultimately expected to vest during the period and stock-based compensation expense of $2,678 and $2,694 for the three months ended March 31, 2022 and 2021, respectively.
A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,194,738	$15.65	6.45	$2,236

Granted	999,877	$9.22
Exercised	(20,750)	$4.69
Cancelled	(56,889)	$16.61

Outstanding, March 31, 2022	4,116,976	$14.13	6.99	$1,144
Exercisable, March 31, 2022	2,085,998	$14.78	4.87	$1,144
The Company used the following weighted-average assumptions for options granted during the three months ended March 31, 2022:

Expected term (in years)	6.12
Expected volatility	60.74%
Risk free rate	2.15%
Expected dividends	—%
As of March 31, 2022, there was approximately $11,152 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.88 years.

Restricted and Performance Stock Units
A summary of the restricted and performance stock unit activity is as follows:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested, December 31, 2021	1,730,765	$18.45	1.51	$19,633

Granted	1,766,609	$8.27
Released	(215,287)	$13.63
Forfeited	(102,153)	$17.35

Unvested, March 31, 2022	3,179,934	$13.15	2.23	$25,249
Performance Stock Units
At March 31, 2022, the total future stock compensation expense related to non-vested performance awards at maximum target payout is expected to be approximately $6,623. As of March 31, 2022, there was approximately$23,818 of total unrecognized compensation costs related to both the PSU and RSU unvested awards. The Company expects to recognize these costs over a weighted-average period of 3.17 years.

On March 16, 2022, the Compensation Committee of the Board of Directors approved PSUs that were tied to 2022, 2023 and 2024 revenue (the “2022 PSU award.”) The 2022 PSU award consists of a targeted award of 526,467 shares with a payout ranging from 0% to 150% upon achievement of specific revenue goals.
Employee Stock Purchase Plan
The Company also maintains the 2017 ESPP, which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and as of March 31, 2022, 223,678 shares remain available for issuance.

10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Numerator:
Net loss	$(11,475)	$(6,660)
Denominator:
Weighted-average common shares outstanding (Basic)	41,804,330	40,705,840
Weighted-average common shares outstanding (Diluted)	41,804,330	40,705,840
Net loss per common share (Basic and Diluted)	$(0.27)	$(0.16)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	2,983,351	1,055,804
Restricted stock units	581,171	163,281

(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive, if the Company was in a net income position.
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely than not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the condensed consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2019 through 2021.
12.     Commitments and Contingencies
Service Agreements
On August 6, 2015, the Company entered into a License and Service Agreement ("CTS Agreement") with Community Blood Center, (d/b/a Community Tissue Service) ("CTS") which has been extended through December 31, 2023 . In accordance with the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases.” The Company also pays CTS for service in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support. During the three months ended March 31, 2022 and 2021, the Company paid fees to CTS of approximately $622 and $643, respectively, and are included in cost of goods sold on the accompanying condensed consolidated statements of operations.
In December 2011, the Company entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support the BLA for Avance Nerve Graft. Payments made under this agreement were $327 and $278 for the three months ended March 31, 2022 and 2021, respectively.
Concentrations
Vendor
Substantially all of the Company’s revenue is currently derived from five products, Avance Nerve Graft, Avive Soft Tissue Membrane (currently, market availability is suspended), Axoguard Nerve Protector, Axoguard Nerve Connector, and Axoguard Nerve Cap for the treatment of peripheral nerve damage. Of these five products, Avance Nerve Graft represents approximately half of the Company’s total revenue. The Company has an exclusive distribution agreement with Cook Biotech for the purchase of Axoguard which expires June 30, 2027. The agreement with Cook Biotech establishes a formula for the transfer cost of the Axoguard products and requires certain minimum purchases by the Company, although, through mutual agreement, the parties have not established such minimums and to date have not enforced such provision.
The agreement allows for termination provisions for both parties. The loss of the ability to sell the Axoguard products could have a material adverse effect on the Company’s business until other replacement products would be available.
Axogen Processing Center Facility
The Company is highly dependent on the continued availability of its processing facilities at the Community Blood Center facility (“CTS”) in Dayton, Ohio and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.

On July 31, 2018, the Company purchased the APC Facility in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft is currently processed. The APC Facility, when and if operational, will be the new processing facility for Avance Nerve Graft to provide continued capacity for growth and to support the transition of Avance Nerve Graft to a biologic product. The APC Facility is comprised of a 107,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land, which is recorded as land in property and equipment on the condensed consolidated balance sheet. The Company paid $4,300 for the building which is recorded in projects in process in property and equipment on the condensed consolidated balance sheet.
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), in which CRB will renovate and retrofit the APC Facility. For the three months ended March 31, 2022, and inception-to-date the Company has recorded $2,589 and $38,005, respectively, of expenditures related to renovations and design and build in projects in progress. In addition to these project costs, the Company has capitalized interest of $1,426 for the three months ended March 31, 2022 and $6,719 inception-to-date to the project. These items are recorded as projects in process in property and equipment, net on the condensed consolidated balance sheet.
Fair Value of the Debt Derivative Liabilities
The fair value of the Debt Derivative Liabilities was determined using a probability-weighted expected return model based upon four potential settlement scenarios for the Oberland Facility discounted to present value, and compared to fair value of a plain vanilla note. The Company estimated the make-whole payments required under the Oberland Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital. The calculation utilized the XIRR function in Microsoft Excel as required by the Oberland Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranches due on June 30, 2027 and June 30 2029, respectively, is approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
In the first quarter of 2022, the Company became aware that Oberland Capital may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Oberland Facility. The Company estimates the top end of the range of the make-whole payments if the debt is held to scheduled maturity under an alternative interpretation to be approximately $13,000 for the first tranche of the Oberland Facility on June 30, 2027 and approximately $5,000 for the second tranche of the Oberland Facility on June 30, 2028. Further, if the debt is prepaid prior to the scheduled maturity dates and subject to the alternative interpretation, the make-whole payment would be larger than the amounts herein. There has been no updates since reported in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2021.
Legal Proceedings
The Company is and may be subject to various claims, lawsuits, and proceedings in the ordinary course of the Company's business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material, adverse effect on the Company's financial condition, results of operations or cash flows. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.). Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018. In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as the number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. Axogen was served on January 15, 2019. On February 4, 2019, the Court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019, the parties presented oral arguments. On April 21, 2020, the Court dismissed the complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted. The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020. Axogen filed a motion to dismiss on August 6, 2020. The Plaintiff filed an opposition on September 20, 2020. The Court held oral argument on February 25, 2021. On March 19, 2021, the Court dismissed the Second Amended Complaint with prejudice, finding again that the Plaintiff failed to state a claim upon which relief could be granted. On April 14, 2021, Plaintiff filed a notice of appeal. Plaintiff filed its opening brief on June 28, 2021. The Company filed its appellee brief on August 11, 2021. The Plaintiff filed a reply brief on September 14, 2021. The Eleventh Circuit heard oral argument for March 8, 2022. The amount of loss, if any, cannot be reasonably estimated at this time. This matter is subject to various uncertainties and it is possible that it may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of the matter, the Company and the Individual Defendants dispute the allegations and intend to vigorously defend themselves.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
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
Our platform for peripheral nerve repair features a comprehensive portfolio of products, including Avance Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site; Axoguard Nerve Connector, a porcine (pig) submucosa ECM coaptation aid for tensionless repair of severed peripheral nerves; Axoguard Nerve Protector, a porcine submucosa extracellular matrix ("ECM") product used to wrap and protect damaged peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments; Axoguard Nerve Cap, a porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma; Avive Soft Tissue Membrane, a processed human umbilical cord intended for surgical use as a resorbable soft tissue conduit; and Axotouch Two-Point Discriminator, used to measure the innervation density of any surface area of the skin. Our portfolio of products is available in the U.S., Canada, Germany, the UK, Spain, South Korea, and several other countries.
As previously announced, we suspended the market availability of Avive Soft Tissue Membrane ("Avive") effective June 1, 2021, and we continue discussions with the FDA to determine the appropriate regulatory classification and requirements for Avive. The suspension was not based on any safety or product issues or concerns with Avive. We seek to return Avive to the market, although we are unable to estimate the timeframe or provide any assurances that a return to the market will be achievable. Avive has historically represented approximately 5% of our revenues through the second quarter of 2021 and no Avive revenue was recorded in the first quarter of 2022..
Revenue from the distribution of our nerve repair products, Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector, and Axoguard Nerve Cap in the United States is the main contributor to our total reported sales and has been the key component of our growth to date.
We have experienced that surgeons initially are cautious adopters for nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of March 31, 2022, we had 926 active accounts, an increase of 1% from 915 one year ago. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue. As our business continues to grow, we have transitioned to reporting a new account metric that we believe demonstrates the strength of adoption and potential revenue growth in accounts that have developed a more consistent use of our products in their nerve repair algorithm. We refer to these as core accounts which we define as accounts that have purchased at least $100,000 in the past twelve months. As of March 31, 2021, we had 288 core accounts, an increase of 4% from 277 one year ago. These core accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$31,007	100.0%	$31,037	100.0%
Cost of goods sold	5,546	17.9	5,172	16.7
Gross profit	25,461	82.1	25,865	83.3
Costs and expenses
Sales and marketing	20,888	67.4	17,973	57.9
Research and development	6,275	20.2	5,748	18.5
General and administrative	9,618	31.0	8,364	26.9
Total costs and expenses	36,781	118.6	32,085	103.4
Loss from operations	(11,320)	(36.5)	(6,220)	(20.1)
Other (expense) income:
Investment income	(46)	(0.1)	34	0.1
Interest expense	(354)	(1.1)	(444)	(1.4)
Change in fair value of derivatives	252	0.8	(22)	(0.1)
Other expense	(7)	—	(8)	—
Total other expense, net	(155)	(0.5)	(440)	(1.4)
Net Loss	$(11,475)	(37.0)%	$(6,660)	(21.5)%
Revenues
Revenues for the three months ended March 31, 2022 of $31,007 were relatively unchanged as compared to $31,037 for the three months ended March 31, 2021. Revenues were negatively impacted by lower procedure volumes due to the impact of COVID-19 variants particularly earlier in the quarter and to related hospital staffing challenges. Specifically, revenue growth was impacted by a decrease in unit volume of approximately 4%, offset by the net change in prices and product mix of approximately 4%. Excluding the impact of Avive revenue in the prior year of $1,747, revenue would have increased approximately 6%.
Gross Profit
Gross profit for the three months ended March 31, 2022 decreased by $404 or 2% to $25,461 as compared to $25,865 for the three months ended March 31, 2021. Gross margin decreased to 82.1% from 83.3% due primarily to increased production costs in the quarter.
Costs and Expenses
Total costs and expenses increased 15% to $36,781 for the three months ended March 31, 2022, as compared to $32,085 for the three months ended March 31, 2021. The increase in total operating expenses was a result of an increase in net compensation of $1,450, due primarily to increased head count, marketing programs of $1,087 as a result of the return of in-person sales team and physician education events and programs, travel cost of $815, as well as increased professional services of $857.

Sales and marketing expenses increased 16% to $20,888 for the three months ended March 31, 2022, as compared to $17,973 for the three months ended March 31, 2021. This increase was primarily attributable to the following: (i) marketing development programs of $1,087; (ii) compensation related expenses of $992; and (iii) travel related expenses of $638, as hospital access restrictions improved.
Research and development expenses increased 9% to $6,275 for the three months ended March 31, 2022, as compared to $5,748 for the three months ended March 31, 2021.  The increase was primarily due to compensation related project expenses of $347. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft and a next generation Avance product. Product development expenses represented approximately 66% of total research and development expense in the three months ended March 31, 2022 and 2021. Clinical trial expenses represented approximately 34% of total research and development expense for the three months ended March 31, 2022 and 2021.
General and administrative expenses increased 15% to $9,618 for the three months ended March 31, 2022, as compared to $8,364 for the three months ended March 31, 2021. The increase was primarily due to higher professional services in the quarter, including legal and consulting services of $605 and occupancy-related costs of $330.
Other Expense and Income
Interest expense decreased to $354,000 for the three months ended March 31, 2022 as compared to $444 for the three months ended March 31, 2021. We recognized total interest charges of $1,742 and $944 in connection with the Oberland Facility in the three months ended March 31, 2022, and 2021, respectively, however, $1,445 and $520 of this interest was capitalized to the construction costs of the APC Facility in first quarter of 2022 and 2021, respectively.
Income Taxes
We had no income tax expense or benefit for each of the three months ended March 31, 2022 and 2021 due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.
Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect its financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2021 Annual Report on Form 10-K. During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2. Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements contained herein.
Liquidity and Capital Resources
Cash Flow Information
As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents and investments totaling $73,669. Our cash equivalents are comprised of a money market mutual fund and our investments are comprised of short-term commercial paper and U.S. Treasuries. Our cash and cash equivalents and investments decreased $16,668 from $90,337 at December 31, 2021, primarily as a result of operating activities and renovating the APC Facility.
We had working capital of $89,530 and a current ratio of 4.9x at March 31, 2022, compared to working capital of $102,756 and a current ratio of 5.2x at December 31, 2021. The decrease in the current ratio at March 31, 2022, as compared to December 31, 2021, was primarily due to a decrease in cash used to renovate the APC Facility, which is a non-current asset and used in operations. We believe we have sufficient cash resources to meet our liquidity requirements for at least the next 12 months based on our expected level of operations.
As of March 31, 2022, total current liabilities were $22,945. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months. Our future capital requirements depend on a number of factors including, without limitation, our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the acquisition and/or development of new products and the cost of products. We could face increasing capital needs. Such capital needs could be substantial depending on the extent to which we are unable to increase revenue.
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
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(11,051)	$(10,820)
Investing activities	(7,241)	870
Financing activities	95	517
Net decrease in cash, cash equivalents, and restricted cash	$(18,197)	$(9,433)
Net Cash Used in Operating Activities
Net cash used in operating activities was $11,051 and $10,820 during the three months ended March 31, 2022 and March 31, 2021, respectively. The slightly unfavorable change in net cash used in operating activities of $231 or 2.1% is due to the following: (i) the net favorable change of $4,835 in operating liabilities and assets and the increase in the net loss of $4,815 .
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $7,241 cash as compared to net cash provided by investments of $870 for the three months ended March 31, 2021, an increase of $8,111 in net cash used in investing. The increase in net cash used in investing activities is principally due to the net sales of investments of $5,745 during the quarter ended March 31, 2022, as part of our asset management program, the purchase of property and equipment of $1,942 and the acquisition of intangible assets of $424.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $95 and $517 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $424 or 272%. The unfavorable change in net cash provided by financing activities was primarily due to a decrease in proceeds from the exercise of stock options.
Operating Cash Requirements
APC Facility Commitment
July 9, 2019, we entered into the Standard Form of Agreement Between Owner and Design-Builder with CRB (the "Design Build Agreement"). The estimated cost pursuant to the Design-Build Agreement is $29,300. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC Facility are estimated to be $20,900, plus projected capitalized interest of $11,300. We have recorded $46,013 to date related to this project, including capitalized interest of $6,719. We anticipate spending $15,290, including projected capitalized interest of $4,581, of which $1,700 is anticipated in 2023. Construction of the facility is now substantially complete. We anticipate completion of validation and certification of the facility by early 2023, followed by commencement of tissue processing in the facility.

Credit Facilities
On June 30, 2020, we entered into the Oberland Facility and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company. The financing costs for this facility were $642 and were recorded as a contra liability to the debt facility.
The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of March 31, 2022). Each tranche of the Oberland Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027 and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Oberland Facility, we entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of our net revenues, up to $70 million in any given year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Royalty payments commenced on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. Upon maturity or upon such earlier repayment of the Oberland Facility, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to Oberland Capital equal to 11.5%, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2021 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2021.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

PART II –OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
As disclosed in "Note 12 - Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 12 relating to legal proceedings is incorporated herein by reference.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K, except as set forth below. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2021, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.
Our operations and business, financial condition, and prospects may be adversely affected by the current military conflict between Russia and Ukraine and other future social and geopolitical instability.

We are exposed to the risk of changes in social, geopolitical, legal, and economic conditions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the United States, the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia's ability to import various goods. The negative impacts arising from the conflict and these sanctions and export restrictions may include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. Although none of our operations are in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which may adversely affect our business and financial condition, results of operations and prospects.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1**
Form of Performance-Based Restricted Stock Units Notice and Performance-Based Restricted Stock Units Agreement under the Axogen, Inc. Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2022).

10.2**
Form of Restricted Stock Units Notice and Restricted Stock Units Agreement under the Axogen, Inc. Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 1, 2022).

10.3**
Form of Incentive Stock Options Notice and Incentive Stock Option Agreement under the Axogen, Inc. Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 1, 2022).

10.4**
Form of Premium Incentive Stock Options Notice and Premium Incentive Stock Option Agreement under the Axogen, Inc. Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 1, 2022).

10.5
Commercial Lease Amendment, dated as of January 27, 2022, by and between Axogen Corporation and Ja-Cole, L.P. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022.

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
†     Filed herewith.
††   Furnished herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: May 6, 2022	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: May 6, 2022	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)