Form 10-Q
period 2022-06-30
Axogen, Inc.
filed 2022-08-05
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2022, the registrant had 42,283,715 shares of common stock outstanding.

1

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management's current expectations or predictions of future conditions, events, or results based on various assumptions and management's estimates of trends and economic factors in the markets in which the Company is active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results or event could differ materially from those described in any forward-looking statements as a result of various factors, including, without limitation, , the impact of the 2019 novel coronavirus and any and all variants thereof on our business, including but not limited to global supply chain issues; hospital staffing challenges and its impact on our business; statements regarding our growth, our financial guidance and performance; product development; product potential; Axogen Processing Center renovation timing and expense; sales growth; product adoption; market awareness of our products; anticipated capital requirements, including the potential of future financings; data validation; expected clinical study enrollment, timing and outcomes; our visibility at and sponsorship of conferences and our educational events; regulatory process and approvals; and other factors, including legislative, regulatory, political, geopolitical and economic developments, including record inflation and global business disruption caused by Russia’s invasion of Ukraine and related sanctions, not within our control. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many risks and uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and "Risk Factor Summary" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

2

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,822	$32,756
Restricted cash	6,251	6,251
Investments	46,210	51,330
Accounts receivable, net of allowance for doubtful accounts of $595 and $276, respectively	20,370	18,158
Inventory	19,222	16,693
Prepaid expenses and other	2,900	1,861
Total current assets	106,775	127,049
Property and equipment, net	70,988	62,923
Operating lease right-of-use assets	14,975	15,193
Intangible assets, net	3,346	2,859
Total assets	$196,084	$208,024

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,838	$22,459
Current maturities of long-term lease obligations	1,762	1,834
Total current liabilities	23,600	24,293

Long-term debt, net of debt discount and financing fees	45,263	44,821
Long-term lease obligations	20,655	20,798
Debt derivative liabilities	4,876	5,562
Total liabilities	94,394	95,474

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 42,134,504 and 41,736,950 shares issued and outstanding	420	417
Additional paid-in capital	351,117	342,765
Accumulated deficit	(249,847)	(230,632)
Total shareholders’ equity	101,690	112,550
Total liabilities and shareholders’ equity	$196,084	$208,024
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$34,454	$33,580	$65,461	$64,617
Cost of goods sold	6,284	7,092	11,830	12,264
Gross profit	28,170	26,488	53,631	52,353
Costs and expenses:
Sales and marketing	19,669	19,250	40,557	37,224
Research and development	7,022	5,723	13,296	11,471
General and administrative	9,403	8,669	19,021	17,032
Total costs and expenses	36,094	33,642	72,874	65,727
Loss from operations	(7,924)	(7,154)	(19,243)	(13,374)
Other (expense) income:
Investment income (expense)	32	29	(15)	63
Interest expense	(249)	(565)	(603)	(1,010)
Change in fair value of derivatives	434	(84)	686	(105)
Other expense	(33)	(124)	(40)	(132)
Total other expense, net	184	(744)	28	(1,184)
Net loss	$(7,740)	$(7,898)	$(19,215)	$(14,558)

Weighted average common shares outstanding — basic and diluted	41,994,618	41,080,898	41,900,000	40,894,405
Loss per common share — basic and diluted	$(0.18)	$(0.19)	$(0.46)	$(0.36)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In Thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(19,215)	$(14,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,418	1,405
Amortization of right-of-use assets	859	960
Amortization of intangible assets	132	96
Amortization of debt discount and deferred financing fees	442	227
Provision for bad debt	550	(65)
Provision for inventory write-down	928	2,455
Change in fair value of derivatives	(686)	105
Investment losses	145	31
Stock-based compensation	7,588	6,499
Change in operating assets and liabilities:
Accounts receivable	(2,719)	(498)
Inventory	(3,458)	(3,341)
Prepaid expenses and other	(1,081)	199
Accounts payable and accrued expenses	(786)	(5,061)
Operating lease obligations	(856)	35
Cash paid for interest portion of finance leases	—	(1)
Contract and other liabilities	—	(3)
Net cash used in operating activities	(16,739)	(11,515)

Cash flows from investing activities:
Purchase of property and equipment	(9,086)	(10,924)
Purchase of investments	(6,024)	(23,966)
Proceeds from sale of investments	11,000	32,295
Cash payments for intangible assets	(852)	(692)
Net cash used in investing activities	(4,962)	(3,287)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	15,000
Cash paid for debt portion of finance leases	(1)	(8)
Proceeds from exercise of stock options and ESPP stock purchases	767	3,612
Net cash provided by financing activities	766	18,604
Net decrease in cash, cash equivalents, and restricted cash	(20,935)	3,802
Cash, cash equivalents, and restricted cash, beginning of period	39,007	55,609
Cash, cash equivalents, and restricted cash, end of period	$18,073	$59,411

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$—	$739
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$1,817	$3,035
Obtaining a right-of-use asset in exchange for a lease liability	$700	$371
Embedded derivative associated with the long-term debt	$—	$1,173
Acquisition of intangible assets in accounts payable and accrued expenses	$186	$190
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended June 30, 2022
Balance at March 31, 2022	41,972,987	$420	$345,538	$(242,107)	$103,851
Net loss	—	—	—	(7,740)	(7,740)
Stock-based compensation	—	—	4,910	—	4,910
Issuance of restricted and performance stock units	44,054	—	—	—	—
Exercise of stock options and employee stock purchase plan	117,463	—	669	—	669
Balance at June 30, 2022	42,134,504	$420	$351,117	$(249,847)	$101,690

Six Months Ended June 30, 2022
Balance at December 31, 2021	41,736,950	417	$342,765	$(230,632)	$112,550
Net loss	—	—	—	(19,215)	(19,215)
Stock-based compensation	—	—	7,588	—	7,588
Issuance of restricted and performance stock units	259,341	2	(2)	—	—
Exercise of stock options and employee stock purchase plan	138,213	1	766	—	767
Balance at June 30, 2022	42,134,504	$420	$351,117	$(249,847)	$101,690

Three Months Ended June 30, 2021
Balance at March 31, 2021	40,842,717	$408	$329,603	$(210,307)	119,704
Net loss	—	$—	$—	$(7,898)	$(7,898)
Stock-based compensation	—	—	3,804	—	3,804
Issuance of restricted and performance stock units	44,411	$—	$—	$—	$—
Exercise of stock options and employee stock purchase plan	449,980	5	3,088	—	3,093
Balance at June 30, 2021	41,337,108	$413	$336,495	$(218,205)	$118,703

Six Months Ended June 30, 2021
Balance at December 31, 2020	40,618,766	$406	$326,390	$(203,647)	123,149
Net loss	—	—	—	(14,558)	(14,558)
Stock-based compensation	—	—	6,499	—	6,499
Issuance of restricted and performance stock units	138,944	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	579,398	6	3,607	—	3,613
Balance at June 30, 2021	41,337,108	$413	$336,495	$(218,205)	$118,703

See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In Thousands, Except Per Share Amounts)

1.Basis of Presentation
General
Unless the context otherwise requires, all references in these Notes to “Axogen,” the “Company,” “we,” “us” and “our” refer to Axogen, Inc. and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation, and Axogen Europe GmbH.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2022, and December 31, 2021, and for the three and six months ended June 30, 2022, and 2021. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2022. Specifically, there can be no assurances that resurgences of COVID-19 will not affect future results.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2.Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021, except as described below.
Cash and Cash Equivalents and Concentration
The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. The Company has not experienced any losses related to these balances; however, as of June 30, 2022, $11,322 of the cash and cash equivalents balance was in excess of Federal Deposit Insurance Corporation limits. The Company had restricted cash balances of $6,251 for each of the periods ended June 30, 2022, and December 31, 2021. The June 30, 2022, and December 31, 2021, balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit. See "Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees."

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$11,822	$32,756
Restricted cash	6,251	6,251
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$18,073	$39,007
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
Recent Accounting Pronouncements
In November 2021, the Financial Accounting Standards ("FASB") amended ASC 832, Government Assistance (issued under Accounting Standards Update ("ASU") 2021-10, "Disclosures by Business Entities about Government Assistance"). This amendment requires annual disclosures about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy, including, (1) the types of transactions; (2) the financial statement line items affected by the transaction, and; (3) significant terms and conditions associated with the transactions. The Company adopted the guidance on January 1, 2022, the adoption of ASU 2021-10 is not expected to have a material impact on the the Company's condensed consolidated financial condition, results of operations or disclosures.
3.     Inventory
Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$12,492	$11,011
Work in process	929	813
Raw materials	5,801	4,869
Inventory	$19,222	$16,693
For the six months ended June 30, 2022, and 2021, the Company had adjustments to the provision for inventory write downs of $928 and $2,455 (including the write-down of Avive inventory of $1,251), respectively.

4.     Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and equipment	$5,192	$5,100
Leasehold improvements	15,490	14,952
Processing equipment	4,156	3,984
Land	731	731
Projects in process	54,341	45,660
Finance lease right-of-use assets	110	110
Property and equipment, at cost	80,020	70,537
Less: accumulated depreciation and amortization	(9,032)	(7,614)
Property and equipment, net	$70,988	$62,923
The Company further added to its projects in process total which is related to our Axogen Processing Center (“APC Facility”). See "Note 12 - Commitments and Contingencies."
Depreciation expense consisted of following (in thousands):

	Three Months Ended June, 30		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$713	$633	$1,418	$1,405
Depreciation expense is allocated among cost of sales, sales and marketing, research and development, and general and administrative expense on the condensed consolidated statements of operations.
5.     Intangible Assets, Net
The Company’s intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$3,083	$(304)	$2,780	$2,469	$(234)	$2,235
License agreements	1,101	(916)	185	1,101	(852)	249
Total amortizable intangible assets	4,184	(1,219)	2,965	3,570	(1,086)	2,484

Unamortized intangible assets
Trademarks	380	—	380	375	—	375
Total intangible assets	$4,565	$(1,219)	$3,346	$3,945	$(1,086)	$2,859
Amortization expense consisted of the following (in thousands):

	Three Months Ended June, 30		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$63	$49	$132	$96

Expected future amortization of intangible assets as of June 30, 2022, is as follows (in thousands):

Year Ending December 31,	Expected Amortization Expense
2022 (excluding the six months ended June 30, 2022)	$131
2023	229
2024	160
2025	159
2026	158
Thereafter	2,128
Total amortized intangible assets	$2,965

License Agreements
The Company has License Agreements with the University of Florida Research Foundation and the University of Texas at Austin in which certain royalty payments are paid quarterly.
Royalty expense consisted of the following (in thousands):

	Three Months Ended June, 30		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty expense	$766	$709	$1,439	$1,350
Royalty fees are included in sales and marketing expense on the condensed consolidated statements of operations.
6.     Fair Value Measurement
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
There has been no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2021 to June 30, 2022. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
The significant inputs that are included in the valuation of the Debt derivative liability - first tranche include:

	June 30, 2022		December 31, 2021
Input
Remaining term (years)	5		5.5
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.50%		9.50%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	14.4%	(1)	10.72%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the Debt derivative liability - second tranche include:

	June 30, 2022		December 31, 2021
Input
Remaining term (years)	6		6.5
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5%		9.5%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	17.6%	(1)	13.21%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input

The following table presents the financial assets and liabilities that the Company measured at fair value on a recurring basis as of June 30, 2022, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$6,057	$—	$—	$6,057
U.S. government securities	17,920	—	—	17,920
Commercial paper	—	28,289	—	28,289
Total assets	$23,977	$28,289	$—	$52,266

Liabilities
Debt derivative liabilities	—	—	4,876	4,876
Total liabilities	$—	$—	$4,876	$4,876
The following table presents the financial assets and liabilities that the Company measured at fair value on a recurring basis as of December 31, 2021, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$22,012	$—	$—	$22,012
U.S. government securities	12,081	—	—	12,081
Commercial paper	—	39,249	—	39,249
Total assets	$34,093	$39,249	$—	$73,342

Liabilities
Debt derivative liabilities	$—	—	$5,562	$5,562
Total liabilities	$—	$—	$5,562	$5,562
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2022, were as follows (in thousands):

Three Months Ended June 30, 2022
Beginning Balance, April 1, 2022	$5,310
Change in fair value included in net loss	(434)
Ending Balance, June 30, 2022	$4,876

Six Months Ended June 30, 2022
Beginning Balance, January 1, 2022	$5,562
Change in fair value included in net loss	(686)
Ending Balance, June 30, 2022	$4,876

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2021, were as follows (in thousands):

Three Months Ended June 30, 2021
Beginning Balance, April 1, 2021	39,205
Addition of Oberland Facility - second tranche	13,827
Addition of debt derivative - second tranche	1,173
Change in fair value of Oberland Facility	150
Change in fair value of debt derivative	84
Ending Balance, June 30, 2021	$54,439

Six Months Ended June 30, 2021
Beginning Balance, January 1, 2021	$39,352
Addition of Oberland Facility - second tranche	13,827
Addition of debt derivative - second tranche	1,173
Change in fair value of Oberland Facility	(18)
Change in fair value of debt derivative	105
Ending Balance June 30, 2021	$54,439
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The Oberland Facility is classified as Level 3 within the fair value hierarchy. The carrying value and estimated fair value of the Oberland Facility were $45,263 and $47,759 at June 30, 2022, and $45,325 and $52,605 at December 31, 2021, respectively. See "Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees."

7.     Leases
The Company leases administrative, manufacturing, research and distribution facilities through operating leases. Several leases include fixed payments including rent and non-lease components such as common-area or other maintenance costs.
On January 27, 2022, the Company entered into a Commercial Lease Amendment ("Amendment") with JA-Cole L.P., with an effective date of February 1, 2022, pursuant to the original Commercial Lease dated April 21, 2015, as amended (the "Lease"). The lease is for the office and warehouse facility located in Burleson, Texas. The Amendment revised the commencement date to May 1, 2022, and the expiration date to April 30, 2027. The Company accounted for the Lease revisions as a lease modification in accordance with Accounting Standard Codification ("ASC") 842, Leases, as the modification effectively terminated the existing lease and created a new lease which commenced on February 1, 2022. The Lease and related modification entries are included in the operating lease line items on the condensed consolidated balance sheet.
Total operating lease expense for the three months ended June 30, 2022, and 2021 was $1,355 and $1,211 respectively and $2,763 and $2,437 for the six months ended June 30, 2022, and 2021, respectively.

Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate )	June 30, 2022	December 31, 2021
Operating Leases
Right-of-use operating assets	$14,975	$15,193
Current maturities of long-term lease obligations	$1,756	$1,825
Long-term lease obligations	$20,653	$20,794
Financing Leases
Right-of-use financing leases (1)	$31	$42
Current maturities of long-term lease obligations	$6	$9
Long-term lease obligations	$2	$4

Weighted average operating lease term (in years):	11.4	12.1
Weighted average operating financing term (in years):	1.6	2.2

Weighted average discount rate operating leases	10.31%	10.32%
Weighted average discount rate financing leases	6.84%	7.23%
(1) Financing leases are included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease payments under operating and financing leases at June 30, 2022, were as follows:

(In thousands)
2022 (excluding the six months ended June 30, 2022)	$2,152
2023	3,415
2024	3,186
2025	3,268
2026	3,276
2027	61
Thereafter	23,939
Total	$39,296
Less: Imputed interest	(16,879)
Total lease liability	$22,417
Less: Current lease liability	(1,762)
Long-term lease liability	$20,655
8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(In thousands)	June 30, 2022	December 31, 2021
Oberland Facility - first tranche	$35,000	$35,000
Oberland Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(4,737)	(5,179)
Long-term debt, net of debt discount and financing fees	$45,263	$44,821
Oberland Facility
On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the "Oberland Facility") and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company.
The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of June 30, 2022). Each tranche of the Oberland Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027 and the second tranche issued on June 30, 2021, maturing on June 30, 2028).  In connection with the Oberland Facility, the Company entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021, and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Payments under the Revenue Participant Agreement commenced on September 30, 2021. The royalty structure of the Revenue Participant Agreement results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded interest expense $372 and $260 for this Revenue Participation Agreement for the three months ended June 30, 2022, and 2021 and $707 and $260 for the six months ended June 30, 2022 and 2021, respectively. The Company pays Oberland Capital quarterly debt interest on the last day of the quarter. The Company paid $1,201 and $840 for the three months ended June 30, 2022, and 2021, respectively, and $2,388 and $1,672 for the six months ended June 30, 2022, and 2021, respectively. The Company capitalized interest of $1,579 and $3,024 for the three and six months ended June 30, 2022, respectively and $645 and $1,690 for the three and six months ended June 30, 2021, respectively, towards the costs to construct and retrofit the APC Facility in Vandalia, OH. See "Note 12- Commitments and Contingencies." Since inception, the Company has capitalized interest of $8,298 related to this project. The capitalized interest is recorded as part of property and equipment, net in the condensed consolidated balance sheets. As of June 30, 2022, the Company was in compliance with all covenants. See "Note 12 - Commitments and Contingencies."

Embedded Derivatives
The Debt Derivative Liabilities are recorded at fair value, with the change in fair value reported in the condensed consolidated statements of operations at each reporting date. The fair values of the Debt Derivative Liabilities were $4,876 and $5,562 at June 30, 2022, and December 31, 2021, respectively. See "Note 6 - Fair Value Measurement."
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
Amortization of debt discount and deferred financing fees for the three months ended June 30, 2022, and 2021 was $223 and $153, respectively, and for the six months ended June 30, 2022, and 2021 was $442 and $227, respectively.
Other credit facilities
The Company had restricted cash of $6,251 at June 30, 2022, and December 31, 2021. The June 30, 2022, and December 31, 2021, balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit.

9.     Stock-Based Incentive Plans
The Company maintains two share-based incentive plans: the Axogen, Inc. Second Amended and Restated 2019 Long-Term Incentive Plan, (“2019 Plan”), and the Axogen 2017 Employee Stock Purchase Plan (“2017 ESPP”). As of June 30, 2022, 3,116,758 shares of common stock were available for issuance under the 2019 Plan.The Company recognized share-based compensation expense, which consisted of compensation expense related to stock options, PSUs and RSUs based on the value of share-based payment awards that are ultimately expected to vest during the period and stock-based compensation expense of $4,910 and $3,805 for the three months ended June 30, 2022, and 2021, respectively, and $7,588 and $6,499 for the six months ended June 30, 2022, and 2021, respectively.
A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,194,738	$15.65	6.45	$2,236

Granted	1,109,754	$9.20
Exercised	(41,209)	$4.27
Cancelled	(118,100)	$16.41

Outstanding, June 30, 2022	4,145,183	$14.02	6.98	$1,140
Exercisable, June 30, 2022	2,145,901	$15.07	5.03	$1,138
The Company used the following weighted-average assumptions for options granted during the six months June 30, 2022:

Expected term (in years)	6.05
Expected volatility	60.95%
Risk free rate	2.22%
Expected dividends	—%

As of June 30, 2022, there was approximately $9,860 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.7 years.
Restricted and Performance Stock Units
A summary of the restricted and performance stock unit activity is as follows:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested, December 31, 2021	1,730,765	$18.45	1.51	$19,633

Granted	1,874,047	$8.29
Released	(259,341)	$14.21
Forfeited	(125,477)	$16.61

Unvested, June 30, 2022	3,219,994	$12.95	2.01	$26,372
Performance Stock Units
At June 30, 2022, the total future stock compensation expense related to non-vested performance awards at maximum target payout is expected to be approximately $5,332. As of June 30, 2022, there was approximately $21,381 of total unrecognized compensation costs related to both the PSU and RSU unvested awards. The Company expects to recognize these costs over a weighted-average period of 3.0 years.
On March 16, 2022, the Compensation Committee of the Board of Directors approved PSUs that were tied to 2022, 2023 and 2024 revenue (the “2022 PSU award.”) The 2022 PSU award consists of a targeted award of 526,467 shares with a payout ranging from 0% to 150% upon achievement of specific revenue goals.
Employee Stock Purchase Plan
The Company also maintains the 2017 ESPP, which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and as of June 30, 2022, 126,674 shares remain available for issuance.
10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(7,740)	$(7,898)	$(19,215)	$(14,558)
Denominator:
Weighted-average common shares outstanding (Basic)	41,994,618	41,080,898	41,900,000	40,894,405
Weighted-average common shares outstanding (Diluted)	41,994,618	41,080,898	41,900,000	40,894,405
Net loss per common share (Basic and Diluted)	$(0.18)	$(0.19)	$(0.46)	$(0.36)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	3,796,254	1,308,583	3,377,594	1,188,243
Restricted stock units	591,824	17,828	574,431	296,327
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
12.     Commitments and Contingencies
Service Agreements
On August 6, 2015, the Company entered into a License and Service Agreement ("CTS Agreement") with Community Blood Center, (d/b/a Community Tissue Service) ("CTS") which has been extended through December 31, 2023 . In accordance with the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, “Leases.” The Company also pays CTS for service in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support. The Company paid fees to CTS during the three months ended June 30, 2022, and 2021, of approximately $622 and $628, respectively, and during the six months ended June 30, 2022, and 2021 of approximately $1,245 and $1,271 which are included in cost of goods sold on the accompanying condensed consolidated statements of operations.
In December 2011, the Company entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support the BLA for Avance Nerve Graft. Payments made under this agreement were $356 and $154 for the three months ended June 30, 2022, and 2021, respectively, and $684 and $432 for the six months ended June 30, 2022, and 2021, respectively.
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
On July 31, 2018, the Company purchased the APC Facility in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft is currently processed. The APC Facility, when and if operational, will be the new processing facility for Avance Nerve Graft to provide continued capacity for growth and to support the transition of Avance Nerve Graft to a biologic product. The APC Facility is comprised of a 107,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land, which is recorded as land in property and equipment on the condensed consolidated balance sheet. The Company paid $4,300 for the building which is recorded in projects in process in property and equipment, net on the condensed consolidated balance sheet.
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), in which CRB will renovate and retrofit the APC Facility. For the three and six months ended June 30, 2022 the Company recorded $2,842 and $5,431, respectively, of expenditures related to renovations and design and build in projects in progress. The Company has recorded $40,847 from inception-to-date related to this project. In addition to these project costs, the Company has capitalized interest of $1,579 and $3,004 for the three and six months ended June 30, 2022 and $8,298 inception-to-date to the project. These items are recorded as projects in process in property and equipment, net on the condensed consolidated balance sheet.
Fair Value of the Debt Derivative Liabilities
The fair value of the Debt Derivative Liabilities was determined using a probability-weighted expected return model based upon four potential settlement scenarios for the Oberland Facility discounted to present value, and compared to fair value of a plain vanilla note. The Company estimated the make-whole payments required under the Oberland Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital. The calculation utilized the XIRR function in Microsoft Excel as required by the Oberland Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-

whole payment for the first tranche and second tranches due on June 30, 2027 and June 30 2029, respectively, is approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
In the first quarter of 2022, the Company became aware that Oberland Capital may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Oberland Facility. The Company estimates the top end of the range of the make-whole payments if the debt is held to scheduled maturity under an alternative interpretation to be approximately $13,000 for the first tranche of the Oberland Facility on June 30, 2027 and approximately $5,000 for the second tranche of the Oberland Facility on June 30, 2028. Further, if the debt is prepaid prior to the scheduled maturity dates and subject to the alternative interpretation, the make-whole payment would be larger than the amounts herein. There have been no updates since reported in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2021.
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
On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.). Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018. In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as the number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. Axogen was served on January 15, 2019. On February 4, 2019, the Court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019 and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019, the parties presented oral arguments. On April 21, 2020, the Court dismissed the complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted. The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020. Axogen filed a motion to dismiss on August 6, 2020. The Plaintiff filed an opposition on September 20, 2020. The Court held oral argument on February 25, 2021. On March 19, 2021, the Court dismissed the Second Amended Complaint with prejudice, finding again that the Plaintiff failed to state a claim upon which relief could be granted. On April 14, 2021, Plaintiff filed a notice of appeal. Plaintiff filed its opening brief on June 28, 2021. The Company filed its appellee brief on August 11, 2021. The Plaintiff filed a reply brief on September 14, 2021. The Eleventh Circuit heard oral argument the week of March 8, 2022. On August 1, 2022, the Eleventh Circuit affirmed the dismissal of the complaint with prejudice. The amount of loss, if any, cannot be reasonably estimated at this time. This matter is subject to various uncertainties and it is possible that it may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of the matter, the Company and the Individual Defendants dispute the allegations and intend to vigorously defend themselves.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K.
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
As previously announced, we suspended the market availability of Avive Soft Tissue Membrane ("Avive") effective June 1, 2021, and we continue discussions with the FDA to determine the appropriate regulatory classification and requirements for Avive. The suspension was not based on any safety or product issues or concerns with Avive. We seek to return Avive to the market, although we are unable to estimate the timeframe or provide any assurances that a return to the market will be achievable. Avive has historically represented approximately 5% of our revenues through the second quarter of 2021 and no Avive revenue was recorded during the six months ended June 30, 2022.
Revenue from the distribution of our nerve repair products, Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector, and Axoguard Nerve Cap in the United States is the main contributor to our total reported sales and has been the key component of our growth to date.
We have observed that surgeons are initially cautious adopters of nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of June 30, 2022, we had 941 active accounts, an increase of 2% compared to the first quarter of 2022 of 923, and a decrease of 2% from 959 one year ago. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue. As our business continues to grow, we have transitioned to reporting a new account metric that we believe demonstrates the strength of adoption and potential revenue growth in accounts that have developed a more consistent use of our products in their nerve repair algorithm. We refer to these as core accounts which we define as accounts that have purchased at least $100,000 in the past twelve months. As of June 30, 2022, we had 299 core accounts, an increase of 5% compared to the first quarter of 2022 of 285, and a decrease of 2% or 306 from one year ago. These core accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$34,454	100.0%	$33,580	100.0%
Cost of goods sold	6,284	18.2%	7,092	21.1%
Gross profit	28,170	81.8%	26,488	78.9%
Costs and expenses
Sales and marketing	19,669	57.1%	19,250	57.3%
Research and development	7,022	20.4%	5,723	17.0%
General and administrative	9,403	27.3%	8,669	25.8%
Total costs and expenses	36,094	104.8%	33,642	100.2%
Loss from operations	(7,924)	(23.0)%	(7,154)	(21.3)%
Other (expense) income:
Investment income	32	0.1%	29	0.1%
Interest expense	(249)	(0.7)%	(565)	(1.7)%
Change in fair value of derivatives	434	1.3%	(84)	(0.3)%
Other expense	(33)	(0.1)%	(124)	(0.4)%
Total other expense, net	184	0.5%	(744)	(2.2)%
Net Loss	$(7,740)	(22.5)%	$(7,898)	(23.5)%
Revenues
Revenues for the three months ended June 30, 2022 increased by $874 or 3% to $34,454 as compared to $33,580 for the three months ended June 30, 2021. Revenues were positively impacted by an increase in price of 3.1% and product mix of approximately 2.5% offset by the decrease in volume of 3.1%. Excluding the impact of Avive revenue of $1,826 in the three months ended June 30, 2021, our revenues would have increased by approximately 9%.
Gross Profit
Gross profit for the three months ended June 30, 2022 increased by $1,682 or 6% to $28,170 as compared to $26,488 for the three months ended June 30, 2021. Gross margin increased to 82% from 79% year over year, the prior year included a provision for the write down of Avive inventory of approximately $1,429.
Costs and Expenses
Total costs and expenses increased by $2,452 or 7% to $36,094 for the three months ended June 30, 2022, as compared to $33,642 for the three months ended June 30, 2021. The increase in total operating expenses was a result of an increase in research and development costs of $1,005, due primarily to increases in product development and clinical programs, compensation costs of $682 and travel costs of $595 as a result of the increase in sales travel to hospitals and physician offices.
Sales and marketing expenses increased $419 or 2% to $19,669 for the three months ended June 30, 2022, as compared to $19,250 for the three months ended June 30, 2021. This increase was primarily attributable to travel related cost of $428 due to increase in sales travel to hospitals and physician offices and net compensation related expenses of $362, partially offset by a reduction in marketing programs of $204 and other services of $125.
Research and development expenses increased $1,299 or 23% to $7,022 for the three months ended June 30, 2022, as compared to $5,723 for the three months ended June 30, 2021. The increase was primarily due to product development and clinical expenses of $1,005. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft and a next generation Avance product. Product development expenses represented approximately 51% and 52% of total research and development expense for the three months ended June 30, 2022, and 2021, respectively. Clinical trial expenses represented approximately 49% and 48% of total research and development expense for the three months ended June 30, 2022, and 2021, respectively.
General and administrative expenses increased $734 or 8% to $9,403 for the three months ended June 30, 2022, as compared to $8,669 for the three months ended June 30, 2021. The increase was primarily due to higher net compensation expenses of $515.
Other Expense and Income
Interest expense decreased to $249 for the three months ended June 30, 2022, as compared to $565 for the three months ended June 30, 2021. We recognized total interest charges of $1,795 and $1,251 in connection with the Oberland Facility in the three months ended June 30, 2022, and 2021, respectively, $1,579 and $645 of this interest was capitalized to the construction costs of the APC Facility during the second quarter of 2022 and 2021, respectively.
Income Taxes
We had no income tax expense or benefit during the three months ended June 30, 2022, and 2021 due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$65,461	100.0%	$64,617	100.0%
Cost of goods sold	11,830	18.1%	12,264	19.0%
Gross Profit	53,631	81.9%	52,353	81.0%
Cost and expenses
Sales and marketing	40,557	62.0%	37,224	57.6%
Research and development	13,296	20.3%	11,471	17.8%
General and administrative	19,021	29.1%	17,032	26.4%
Total costs and expenses	72,874	111.3%	65,727	26.4%
Loss from operations	$(19,243)	(29.4)%	(13,374)	(20.7)%
Other (expense) income:
Investment (expense) income	(15)	—%	63	0.1%
Interest expense	(603)	(0.9)%	(1,010)	(1.6)%
Change in fair value of derivatives	680	1.0%	(105)	(1.6)%
Other expense	(34)	(0.1)%	(132)	(0.2)%
Total other (expense) income, net	28	—%	(1,184)	(1.8)%
Net Loss	$(19,215)	(29.4)%	$(14,558)	(22.5)%

Revenues
Revenues for the six months ended June 30, 2022, increased 1% to $65,461 as compared to $64,617 for the six months ended June 30, 2021. Revenue was negatively impacted by a decrease in unit volume of approximately 3%, offset by the net impact of changes in prices and product mix of approximately 4%. Excluding the impact of Avive revenue of $3,574 in the six months ended June 30, 2021, revenue would have increased approximately 7%.
Gross Profit

Gross profit for the six months ended June 30, 2022, increased 2.4% to $53,631 as compared to $52,353 for the six months ended June 30, 2021. Gross margin increased to 82% for the six months ended June 30, 2022, compared to 81% for the six months ended June 30, 2021. In the prior year we recorded a $1,429 charge in the second quarter, reflecting the write-down of inventory and related production costs due to the suspension of market availability of Avive.
Costs and Expenses

Total costs and expenses increased 11% to $72,874 for the six months ended June 30, 2022, as compared to $65,727 for the six months ended June 30, 2021. The increase in total operating expenses was a result of the following: (i) compensation expense of $2,133, primarily due to an increase in head count and stock based compensation; (ii) travel cost of $1,410 due to increased travel as a result of the return of sales travel to hospitals and physician offices; (iii) research and development projects of $1,314; (iv) marketing programs of $883; and (v) $740 of occupancy costs.

Sales and marketing expenses increased 9% to $40,557 for the six months ended June 30, 2022, as compared to $37,224 for the six months ended June 30, 2021. This increase was primarily attributable to the following: (i) compensation related expenses of $1,354 primarily due to increase in headcount; (ii) travel related expenses of $1,066, as hospital access and restrictions improved; and (iii) marketing development programs of $883.

Research and development expenses increased 16% to $13,296 for the six months ended June 30, 2022, as compared to $11,471 for six months ended June 30, 2021. The increase was primarily due to compensation related product development and clinical expenses of $1,314. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft and a next generation Avance product. Product development expenses represented approximately 51% and 56% of total research and development expense during the six months ended June 30, 2022, and 2021. Clinical trial expenses represented approximately 49% and 44% of total research and development expense for the six months ended June 30, 2022, and 2021.

General and administrative expenses increased 12% to $19,021 for the six months ended June 30, 2022, as compared to $17,032 for the six months ended June 30, 2021. The increase was primarily due to net compensation related expenses of $627, professional services in the quarter, including legal and consulting services of $ 627, and occupancy-related costs of $407.

Other Income and Expenses
Total other income was $28 for the six months ended June 30, 2022, compared to expense of $1,184 for the six months ended June 30, 2021. The change was primarily due to the non-cash change in the fair value of the derivative of $785 year-over-year. We recognized total interest charges of $3,537 and $2,233 in connection with the Oberland Facility during the six months ended June 30, 2022, and 2021, respectively, $3,024 and $1,690 of this interest was capitalized to the construction costs of the APC Facility during the six months ended June 30, 2022, and 2021, respectively.
Income Taxes
We had no income tax expense or benefit for each of the six months ended June 30, 2022, and 2021, due to the incurrence of net operating losses in each of these periods, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.
Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2021 Annual Report on Form 10-K. During the quarter and six months covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2. Summary of Significant Accounting Policies to the condensed consolidated financial statements contained herein.
Liquidity and Capital Resources
Cash Flow Information
As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents and investments totaling $64,283. Our cash equivalents are comprised of a money market mutual fund and our investments are comprised of short-term commercial paper and U.S. Treasuries. Our cash and cash equivalents and investments decreased $26,054 from $90,337 at December 31, 2021, primarily as a result of operating activities and renovating the APC Facility.
We had working capital of $83,175 and a current ratio of 4.5x at June 30, 2022, compared to working capital of $102,756 and a current ratio of 5.2x at December 31, 2021. The decrease in the current ratio at June 30, 2022, as compared to December 31, 2021, was primarily due to cash used in operations and to renovate the APC Facility, which is included in non-current assets and used in operations. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months.
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
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(16,739)	$(11,515)
Investing activities	(4,962)	(3,287)
Financing activities	766	18,604
Net decrease in cash, cash equivalents, and restricted cash	$(20,935)	$3,802
Net Cash Used in Operating Activities
Net cash used in operating activities was $16,739 and $11,515 during the six months ended June 30, 2022, and 2021, respectively. The unfavorable change in net cash used in operating activities of $5,224 or 45% is due to the following: (i) the net unfavorable change of $230 in working capital accounts and the increase in net loss of $4,657.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022, was $4,962 as compared to $3,287 for the six months ended June 30, 2021, an increase of $1,675 or 51%. The increase in net cash used in investing activities is principally due to the reduction in the net proceeds from the sale of investments totaling $3,353 and the increase in cash payments for intangible assets of $160 during the six months ended June 30, 2022, which was partially offset by a decrease in the purchases of property and equipment of $1,838.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $766 and $18,604 for the six months ended June 30, 2022, and 2021, respectively, a decrease of 17,838 or 96%. The unfavorable change in net cash provided by financing activities was primarily due to the $15,000 of proceeds from the issuance of long-term debt and $2,845 decrease in proceeds from the exercise of stock options received during six months ended June 30, 2022.
Operating Cash Requirements
APC Facility Commitment
July 9, 2019, we entered into the Standard Form of Agreement Between Owner and Design-Builder with CRB (the "Design Build Agreement"). The estimated cost pursuant to the Design-Build Agreement is $29,300. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC Facility are estimated to be $20,900, plus projected capitalized interest of $11,300. We have recorded $49,145 to date related to this project, including capitalized interest of $8,298. We anticipate spending $12,355, including projected capitalized interest of $3,002, of which $1,700 is anticipated in 2023. Construction of the facility is now substantially complete. We anticipate completion of validation and certification of the facility by early 2023, followed by commencement of tissue processing in the facility.
Credit Facilities
On June 30, 2020, we entered into the Oberland Facility and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company. The financing costs for this facility were $642 and were recorded as a contra liability to the debt facility.
The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.5% as of June 30, 2022). Each tranche of the Oberland Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Oberland Facility, we entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of our net revenues, up to $70 million in any given year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Royalty payments commenced on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. Upon maturity or upon such earlier repayment of the Oberland Facility, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to Oberland Capital equal to 11.5%, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2021 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2021.

The amount of interest expense on the outstanding debt is based on LIBOR. Based on the outstanding balance of the debt as of June 30, 2022, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

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
Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit markets, as well as supply chain interruptions, which has contributed to record inflation globally. In addition, the ongoing Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.
Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in our 2021 Annual Report on Form 10-K.

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

10.5**
Axogen, Inc. Second Amended and Restated 2019 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2022).

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

AXOGEN, INC.

Dated: August 5, 2022	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: August 5, 2022	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)