Form 10-Q
period 2022-09-30
Axogen, Inc.
filed 2022-11-08
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2022, the registrant had 42,286,590 shares of common stock outstanding.

1

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management's current expectations or predictions of future conditions, events, or results based on various assumptions and management's estimates of trends and economic factors in the markets in which the Company is active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results or event could differ materially from those described in any forward-looking statements as a result of various factors, including, without limitation,, the impact of the COVID-19 and any and all variants thereof on our business, including but not limited to global supply chain issues; hospital staffing challenges and its impact on our business; statements regarding our growth, our financial guidance and performance; product development; product potential; Axogen Processing Center renovation timing and expense; sales growth; product adoption; market awareness of our products; anticipated capital requirements, including the potential of future financings; data validation; expected clinical study enrollment, timing and outcomes; our visibility at and sponsorship of conferences and our educational events; regulatory process and approvals; and other factors, including legislative, regulatory, political, geopolitical and economic developments, including record inflation and global business disruption caused by Russia’s invasion of Ukraine and related sanctions, not within our control. The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many risks and uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and "Risk Factor Summary" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

2

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In Thousands, Except Share and Per Share Amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,318	$32,756
Restricted cash	6,251	6,251
Investments	38,792	51,330
Accounts receivable, net of allowance for doubtful accounts of $606 and $276, respectively	21,363	18,158
Inventory	19,116	16,693
Prepaid expenses and other	2,614	1,861
Total current assets	102,454	127,049
Property and equipment, net	74,867	62,923
Operating lease right-of-use assets	14,751	15,193
Intangible assets, net	3,448	2,859
Total assets	$195,520	$208,024

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$22,017	$22,459
Current maturities of long-term lease obligations	1,530	1,834
Total current liabilities	23,547	24,293

Long-term debt, net of debt discount and financing fees	45,487	44,821
Long-term lease obligations	20,634	20,798
Debt derivative liabilities	4,407	5,562
Total liabilities	94,075	95,474

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, 0.01 par value per share; 100,000,000 shares authorized; 42,272,223 and 41,736,950 shares issued and outstanding	423	417
Additional paid-in capital	355,187	342,765
Accumulated deficit	(254,165)	(230,632)
Total shareholders’ equity	101,445	112,550
Total liabilities and shareholders’ equity	$195,520	$208,024
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$36,959	$31,204	$102,420	$95,821
Cost of goods sold	6,176	5,239	18,006	17,503
Gross profit	30,783	25,965	84,414	78,318
Costs and expenses:
Sales and marketing	19,792	18,370	60,349	55,594
Research and development	7,050	6,404	20,347	17,875
General and administrative	8,796	7,880	27,817	24,912
Total costs and expenses	35,638	32,654	108,513	98,381
Loss from operations	(4,855)	(6,689)	(24,099)	(20,063)
Other (expense) income:
Investment income	186	17	172	80
Interest expense	(61)	(417)	(664)	(1,427)
Change in fair value of derivatives	469	(46)	1,155	(152)
Other expense	(57)	(6)	(97)	(137)
Total other expense, net	537	(452)	566	(1,636)
Net loss	$(4,318)	$(7,141)	$(23,533)	$(21,699)

Weighted average common shares outstanding — basic and diluted	42,220,519	41,467,596	42,008,013	41,087,568
Loss per common share — basic and diluted	$(0.10)	$(0.17)	$(0.56)	$(0.53)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In Thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(23,533)	$(21,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,182	2,059
Amortization of right-of-use assets	1,303	1,418
Amortization of intangible assets	198	148
Amortization of debt discount and deferred financing fees	667	384
Provision for bad debt	566	(145)
Provision for inventory write-down	1,381	2,850
Change in fair value of derivatives	(1,155)	152
Investment losses	44	49
Stock-based compensation	11,437	9,410
Change in operating assets and liabilities:
Accounts receivable	(3,695)	(804)
Inventory	(3,804)	(5,774)
Prepaid expenses and other	(828)	1,146
Accounts payable and accrued expenses	(870)	(927)
Operating lease obligations	(1,320)	(154)
Cash paid for interest portion of finance leases	(1)	(1)
Contract and other liabilities	—	(3)
Net cash used in operating activities	(17,428)	(11,891)

Cash flows from investing activities:
Purchase of property and equipment	(13,456)	(20,641)
Economic development grant proceeds	—	950
Purchase of investments	(24,607)	(39,139)
Proceeds from sale of investments	37,100	49,300
Cash payments for intangible assets	(1,028)	(534)
Net cash used in investing activities	(1,991)	(10,064)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	15,000
Cash paid for debt portion of finance leases	(9)	(12)
Proceeds from exercise of stock options and ESPP stock purchases	990	4,421
Net cash provided by financing activities	981	19,409
Net decrease in cash, cash equivalents, and restricted cash	(18,438)	(2,546)
Cash, cash equivalents, and restricted cash, beginning of period	39,007	55,609
Cash, cash equivalents, and restricted cash, end of period	$20,569	$53,063

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$—	$646
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$2,090	$1,460
Obtaining a right-of-use asset in exchange for a lease liability	$920	$1,375
Obtaining of property and equipment in exchange for a lease liability	$22	$—
Embedded derivative associated with the long-term debt	$—	$1,173
Acquisition of intangible assets in accounts payable and accrued expenses	$177	$261
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended September 30, 2022
Balance at June 30, 2022	42,134,504	$420	$351,117	$(249,847)	$101,690
Net loss	—	—	—	(4,318)	(4,318)
Stock-based compensation	—	—	3,849	—	3,849
Issuance of restricted and performance stock units	55,934	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	81,785	2	222	—	224
Balance at September 30, 2022	42,272,223	$423	$355,187	$(254,165)	$101,445

Nine Months Ended September 30, 2022
Balance at December 31, 2021	41,736,950	417	$342,765	$(230,632)	$112,550
Net loss	—	—	—	(23,533)	(23,533)
Stock-based compensation	—	—	11,437	—	11,437
Issuance of restricted and performance stock units	315,275	3	(3)	—	—
Exercise of stock options and employee stock purchase plan	219,998	3	988	—	991
Balance at September 30, 2022	42,272,223	$423	$355,187	$(254,165)	$101,445

Three Months Ended September 30, 2021
Balance at June 30, 2021	41,337,108	$413	$336,495	$(218,205)	118,703
Net loss	—	$—	$—	$(7,141)	$(7,141)
Stock-based compensation	—	—	2,911	—	2,911
Issuance of restricted and performance stock units	67,249	$1	$(1)	$—	$—
Exercise of stock options and employee stock purchase plan	154,572	1	807	—	808
Balance at September 30, 2021	41,558,929	$415	$340,212	$(225,346)	$115,281

Nine Months Ended September 30, 2021
Balance at December 31, 2020	40,618,766	$406	$326,390	$(203,647)	123,149
Net loss	—	—	—	(21,699)	(21,699)
Stock-based compensation	—	—	9,410	—	9,410
Issuance of restricted and performance stock units	206,193	2	(2)	—	—
Exercise of stock options and employee stock purchase plan	733,970	7	4,414	—	4,421
Balance at September 30, 2021	41,558,929	$415	$340,212	$(225,346)	$115,281

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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2022, and December 31, 2021, and for the three and nine months ended September 30, 2022, and 2021. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact our markets for the remainder of fiscal year 2022. Specifically, there can be no assurance that the resurgence of COVID-19 will not affect future results.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
2.Summary of Significant Accounting Policies

Please see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 for a description of all significant accounting policies.
Cash and Cash Equivalents and Concentration
The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements. The Company has not experienced any losses related to these balances; however, as of September 30, 2022, $13,818 of the cash and cash equivalents balance was in excess of Federal Deposit Insurance Corporation limits. The Company had restricted cash balances of $6,251 for each of the periods ended September 30, 2022, and December 31, 2021. The September 30, 2022, and December 31, 2021, balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit. See "Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees."

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$14,318	$32,756
Restricted cash	6,251	6,251
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,569	$39,007
Stock-Based Compensation
The Company measures stock options granted to employees at a premium price based on market conditions, such as the trading price of the Company’s common stock, using a Monte Carlo Simulation model in estimating the fair value at grant date. The determination of the fair value is affected by the Company's stock price, as well as assumptions regarding several subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards. The Company determines the expected life of each award giving consideration to the contractual terms, vesting schedules, and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The expense has been reduced for forfeitures as they occur.
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
Costs of Goods Sold
Cost of sales includes direct labor and materials costs related to each product sold or produced, including processing, quality assurance labor and scrap, as well as facility and warehousing overhead supporting our manufacturing operations. All of our manufacturing costs are included in cost of sales.
Shipping and Handling
All shipping and handling costs, including facility and warehousing overhead, directly related to bringing the Company’s products to their final selling destination are in included in selling and marketing expenses. Shipping and handling costs included in sales and marketing were $1,330 and $1,366 for the three months ended September 30, 2022, and 2021, respectively and $3,863 and $3,657 for the nine months ended September 30, 2022, and 2021, respectively.
Recent Accounting Pronouncements
In November 2021, the Financial Accounting Standards ("FASB") amended Accounting Standards Codification ("ASC") 832, Government Assistance (issued under Accounting Standards Update ("ASU") 2021-10, Disclosures by Business Entities about Government Assistance). This amendment requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including, (1) the types of transactions; (2) the financial statement line items affected by the transaction, and; (3) significant terms and conditions associated with the transactions. The Company adopted the guidance on January 1, 2022 and the adoption of ASU 2021-10 did not to have a material impact on the Company's condensed consolidated financial condition, results of operations or disclosures.

3.     Inventory
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$12,823	$11,011
Work in process	903	813
Raw materials	5,390	4,869
Inventory	$19,116	$16,693
The provision for inventory write-down was $452 and $395 for the three months ended September 30, 2022, and 2021, respectively, and for the nine months ended September 30, 2022, and 2021, the Company had adjustments to the provision for inventory write-downs of $1,381 and $2,850 (including the write-down of Avive inventory of $1,251 in the 2021 period), respectively.

4.     Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and equipment	$5,408	$5,100
Leasehold improvements	15,569	14,952
Processing equipment	4,229	3,984
Land	731	731
Projects in process	58,595	45,660
Finance lease right-of-use assets	131	110
Property and equipment, at cost	84,663	70,537
Less: accumulated depreciation and amortization	(9,796)	(7,614)
Property and equipment, net	$74,867	$62,923
The Company further added to its projects in process total which is related to our Axogen Processing Center (“APC Facility”). See "Note 12 - Commitments and Contingencies."
Depreciation expense consisted of following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$764	$654	$2,182	$2,059
Depreciation expense is allocated among cost of sales, sales and marketing, research and development, and general and administrative expense on the condensed consolidated statements of operations.
5.     Intangible Assets, Net
The Company’s intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$3,245	$(342)	$2,903	$2,469	$(234)	$2,235
License agreements	1,101	(943)	158	1,101	(852)	249
Total amortizable intangible assets	4,346	(1,285)	3,061	3,570	(1,086)	2,484

Unamortized intangible assets
Trademarks	387	—	387	375	—	375
Total intangible assets	$4,733	$(1,285)	$3,448	$3,945	$(1,086)	$2,859
Amortization expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$66	$52	$198	$148

Expected future amortization of intangible assets as of September 30, 2022, is as follows (in thousands):

Year Ending December 31,	Expected Amortization Expense
2022 (excluding the nine months ended September 30, 2022)	$68
2023	237
2024	169
2025	169
2026	167
Thereafter	2,251
Total amortized intangible assets	$3,061

License Agreements
The Company has License Agreements with the University of Florida Research Foundation and the University of Texas at Austin in which certain royalty payments are paid quarterly.
Royalty expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty expense	$848	$687	$2,287	$2,037
Royalty fees are included in sales and marketing expense on the accompanying condensed consolidated statements of operations.
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
There has been no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2021, to September 30, 2022. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
The significant inputs that are included in the valuation of the Debt derivative liability - first tranche include:

	September 30, 2022		December 31, 2021
Input
Remaining term (years)	4.75 years		5.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 12.3%		9.5%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	14.7%	(1)	10.72%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the Debt derivative liability - second tranche include:

	September 30, 2022		December 31, 2021
Input
Remaining term (years)	5.75 years		6.5
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 12.3%		9.5%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	18.3%	(1)	13.21%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input

The following table presents the financial assets and liabilities that the Company measured at fair value on a recurring basis as of September 30, 2022, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$7,610	$—	$—	$7,610
U.S. government securities	22,874	—	—	22,874
Commercial paper	—	15,918	—	15,918
Total assets	$30,484	$15,918	$—	$46,402

Liabilities
Debt derivative liabilities	—	—	4,407	4,407
Total liabilities	$—	$—	$4,407	$4,407
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
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022, were as follows (in thousands):

Three Months Ended September 30, 2022
Beginning Balance, July 1, 2022	$4,876
Change in fair value included in net loss	(469)
Ending Balance, September 30, 2022	$4,407

Nine Months Ended September 30, 2022
Beginning Balance, January 1, 2022	$5,562
Change in fair value included in net loss	(1,155)
Ending Balance, September 30, 2022	$4,407

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021, were as follows (in thousands):

Three Months Ended September 30, 2021
Beginning Balance, July 1, 2021	54,439
Change in fair value of Oberland Facility	(826)
Change in fair value of debt derivative	46
Ending Balance, September 30, 2021	$53,659

Nine Months Ended September 30, 2021
Beginning Balance, January 1, 2021	$39,352
Addition of Oberland Facility - second tranche	13,827
Addition of debt derivative - second tranche	1,173
Change in fair value of Oberland Facility	(845)
Change in fair value of debt derivative	152
Ending Balance September 30, 2021	$53,659
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate the carrying values because of the short-term nature of these instruments. The Oberland Facility is classified as Level 3 within the fair value hierarchy. The carrying value and estimated fair value of the Oberland Facility were $45,487 and $49,392 at September 30, 2022, and $45,325 and $52,605 at December 31, 2021, respectively. See "Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees."

7.     Leases
The Company leases administrative, manufacturing, research and distribution facilities through operating leases. Several leases include fixed payments including rent and non-lease components such as common-area or other maintenance costs.
On January 27, 2022, the Company entered into a Commercial Lease Amendment ("Amendment") with JA-Cole L.P., with an effective date of February 1, 2022, pursuant to the original Commercial Lease dated April 21, 2015, as amended (the "Lease"). The lease is for the office and warehouse facility located in Burleson, Texas. The Amendment revised the commencement date to May 1, 2022, and the expiration date to April 30, 2027. The Company accounted for the Lease revisions as a lease modification in accordance with ASC 842, Leases, as the modification effectively terminated the existing lease and created a new lease which commenced on February 1, 2022. The Company valued the lease using a 11.3% incremental borrowing rate and recorded a right-of-use asset and a lease liability of $641 as a result of this amendment.
On August 22, 2022, the Company, entered into the First Amendment to Lease Agreement (the “First Amendment”) with Ja-Cole, L.P. with an effective date of October 1, 2022, pursuant to the original Commercial Lease dated October 1, 2020, as amended (the "Lease"). The lease is for the office and warehouse facility located in Burleson, Texas. The First Amendment adds an additional 2,500 square feet to the Leased Premises, for a total of 5,000 square feet and revises the expiration date of the Lease to mean September 30, 2027. The Company accounted for the Lease revisions as a lease modification in accordance with ASC 842, Leases, as the modification effectively terminated the existing lease and created a new lease. The Company valued the lease using a 12.8% incremental borrowing rate and recorded a right-of-use asset and a lease liability of 221 as a result of this amendment.
Total operating lease expense for the three months ended September 30, 2022, and 2021 was $1,337 and $1,211 respectively and $4,100 and $3,652 for the nine months ended September 30, 2022, and 2021, respectively.
Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate)	September 30, 2022	December 31, 2021
Operating Leases
Right-of-use operating assets	$14,751	$15,193
Current maturities of long-term lease obligations	$1,523	$1,825
Long-term lease obligations	$20,615	$20,794
Financing Leases
Right-of-use financing leases (1)	$46	$42
Current maturities of long-term lease obligations	$7	$9
Long-term lease obligations	$19	$4

Weighted average operating lease term (in years):	10.9	12.1
Weighted average operating financing term (in years):	4.2	2.2

Weighted average discount rate operating leases	10.48%	10.32%
Weighted average discount rate financing leases	11.69%	7.23%
(1) Financing leases are included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease payments under operating and financing leases at September 30, 2022, were as follows:

(In thousands)
2022 (excluding the nine months ended September 30, 2022)	$1,092
2023	3,476
2024	3,253
2025	3,336
2026	3,348
2027	2,921
Thereafter	20,931
Total	$38,356
Less: Imputed interest	(16,192)
Total lease liability	$22,164
Less: Current lease liability	(1,530)
Long-term lease liability	$20,634
8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(In thousands)	September 30, 2022	December 31, 2021
Oberland Facility - first tranche	$35,000	$35,000
Oberland Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(4,513)	(5,179)
Long-term debt, net of debt discount and financing fees	$45,487	$44,821
Oberland Facility
On June 30, 2020, the Company entered into a seven-year financing agreement with Oberland Capital (the "Oberland Facility") and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company.
The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.8% as of September 30, 2022). Each tranche of the Oberland Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027 and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Oberland Facility, the Company entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021, and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Payments under the Revenue Participant Agreement commenced on September 30, 2021. The royalty structure of the Revenue Participant Agreement results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded interest expense of $49 and $337 for this Revenue Participation Agreement for the three months ended September 30, 2022, and 2021 and $756 and $590 for the nine months ended September 30, 2022 and 2021, respectively. The Company exceeded the maximum annual revenue participation threshold of $70,000 during the third quarter of 2022. The Company pays Oberland Capital quarterly debt interest on the last day of the quarter. The Company paid $1,249 and $1,218 for the three months ended September 30, 2022, and 2021, respectively, and $3,637 and $2,890 for the nine months ended September 30, 2022, and 2021, respectively. The Company capitalized interest of $1,450 and $1,338 for the three months ended September 30, 2022 and 2021, respectively and $4,474 and $2,526 for the nine months ended September 30, 2022 and 2021, respectively, towards the costs to construct and retrofit the APC Facility in Vandalia, OH. See "Note 12 - Commitments and Contingencies." Since inception, the Company has capitalized interest of $9,748 related to this project. The capitalized interest is recorded as part of property and equipment, net in the condensed consolidated balance sheets. As of September 30, 2022, the Company was in compliance with all financial covenants. See "Note 12 - Commitments and Contingencies."

Embedded Derivatives
The Debt Derivative Liabilities are recorded at fair value, with the change in fair value reported in the condensed consolidated statements of operations at each reporting date. The fair values of the Debt Derivative Liabilities were $4,407 and $5,562 at September 30, 2022, and December 31, 2021, respectively. See "Note 6 - Fair Value Measurement."
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
Amortization of debt discount and deferred financing fees for the three months ended September 30, 2022, and 2021 was $225 and $157, respectively, and for the nine months ended September 30, 2022, and 2021 was $667 and $384, respectively.
Other credit facilities
The Company had restricted cash of $6,251 at September 30, 2022, and December 31, 2021. The September 30, 2022, and December 31, 2021, balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit.

9.     Stock-Based Incentive Plans
The Company maintains two share-based incentive plans: the Axogen, Inc. Second Amended and Restated 2019 Long-Term Incentive Plan, (“2019 Plan”), and the Axogen 2017 Employee Stock Purchase Plan (“2017 ESPP”). As of September 30, 2022, 3,340,010 shares of common stock were available for issuance under the 2019 Plan. The Company recognized share-based compensation expense, which consisted of compensation expense related to stock options, PSUs and RSUs based on the value of share-based payment awards that are ultimately expected to vest during the period and stock-based compensation expense of $3,849 and $2,911 for the three months ended September 30, 2022 and 2021, respectively, and $11,437 and $9,410 for the nine months ended September 30, 2022, and 2021, respectively.
A summary of the stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,194,738	$15.65	6.45	$2,236

Granted	1,185,749	$9.13
Exercised	(153,290)	$4.44
Cancelled	(229,964)	$14.83

Outstanding, September 30, 2022	3,997,233	$14.20	6.77	$7,772
Exercisable, September 30, 2022	2,117,574	$15.63	4.85	$4,059

The Company used the following weighted-average assumptions for options granted during the nine months ended September 30, 2022:

Expected term (in years)	6.02
Expected volatility	61.06%
Risk free rate	2.26%
Expected dividends	—%
As of September 30, 2022, there was approximately $8,251 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.6 years.
Restricted and Performance Stock Units
A summary of the restricted and performance stock unit activity is as follows:

	Outstanding Stock Units
	Stock Units	Weighted-Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value (in thousands)
Unvested, December 31, 2021	1,730,765	$18.45	1.51	$19,633

Granted	1,916,963	$8.31
Released	(315,275)	$14.12
Forfeited	(331,260)	$13.42

Unvested, September 30, 2022	3,001,193	$12.98	1.82	$35,774
Performance Stock Units
At September 30, 2022, the total future stock compensation expense related to non-vested performance awards at maximum target payout is expected to be approximately $3,774. As of September 30, 2022, there was approximately $17,487 of total unrecognized compensation costs related to both the PSU and RSU unvested awards. The Company expects to recognize these costs over a weighted-average period of 2.8 years.
On March 16, 2022, the Compensation Committee of the Board of Directors approved PSUs that were tied to 2022, 2023 and 2024 revenue (the “2022 PSU award.”) The 2022 PSU award consists of a targeted award of 526,467 shares with a payout ranging from 0% to 150% upon achievement of specific revenue goals.
Employee Stock Purchase Plan
The Company also maintains the 2017 ESPP, which allows eligible employees to acquire shares of the Company’s common stock through payroll deductions at a discount to market price. A total of 600,000 shares of the Company’s common stock are authorized for issuance under the 2017 ESPP, and as of September 30, 2022, 126,674 shares remain available for issuance.
10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(4,318)	$(7,141)	$(23,533)	$(21,699)
Denominator:
Weighted-average common shares outstanding (Basic)	42,220,519	41,467,596	42,008,013	41,087,568
Weighted-average common shares outstanding (Diluted)	42,220,519	41,467,596	42,008,013	41,087,568
Net loss per common share (Basic and Diluted)	$(0.10)	$(0.17)	$(0.56)	$(0.53)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	3,132,722	1,471,539	3,083,519	1,308,191
Restricted stock units	441,866	542,074	498,966	359,895
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company was in a net income position.
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely than not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the condensed consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2019, through 2021.
12.     Commitments and Contingencies
Service Agreements
On August 6, 2015, the Company entered into a License and Service Agreement ("CTS Agreement") with Community Blood Center, (d/b/a Community Tissue Service) ("CTS") which has been extended through December 31, 2023. In accordance with the CTS Agreement, the Company pays CTS a facility fee for use of clean room/manufacturing, storage and office space, which the Company accounts for as an embedded lease in accordance with ASC 842, Leases. The Company also pays CTS for service in support of its manufacturing process such as for routine sterilization of daily supplies, providing disposable supplies, microbial services and office support. The Company paid fees to CTS during the three months ended September 30, 2022, and 2021, of approximately $541 and $630, respectively, and during the nine months ended September 30, 2022, and 2021 of approximately $1,785 and $1,901 which are included in cost of goods sold on the accompanying condensed consolidated statements of operations.
In December 2011, the Company entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of Axogen’s phase 3 pivotal clinical trial to support the BLA for Avance Nerve Graft. Payments made under this agreement were $279 and $362 for the three months ended September 30, 2022, and 2021, respectively, and $963 and $794 for the nine months ended September 30, 2022, and 2021, respectively.

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
On July 31, 2018, the Company purchased the APC Facility in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft is currently processed. The APC Facility, when and if operational, will be the new processing facility for Avance Nerve Graft to provide continued capacity for growth and to support the transition of Avance Nerve Graft to a biologic product. The APC Facility is comprised of a 107,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land, which is recorded as land in property and equipment, net on the condensed consolidated balance sheet. The Company paid $4,300 for the building which is recorded in projects in process in property and equipment, net on the condensed consolidated balance sheet.
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), in which CRB will renovate and retrofit the APC Facility. For the three and nine months ended September 30, 2022, the Company recorded $2,688 and $8,119, respectively, of expenditures related to renovations and design and build in projects in progress. The Company has recorded $43,534 from inception-to-date related to this project. In addition to these project costs, the Company has capitalized interest of $1,450 and $4,474 for the three and nine months ended September 30, 2022, and $9,748 inception-to-date to the project. These items are recorded as projects in process in property and equipment, net on the condensed consolidated balance sheet.
Fair Value of the Debt Derivative Liabilities
The fair value of the Debt Derivative Liabilities was determined using a probability-weighted expected return model based upon four potential settlement scenarios for the Oberland Facility discounted to present value and compared to fair value of a plain vanilla note. The Company estimated the make-whole payments required under the Oberland Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital. The calculation utilized the XIRR function in Microsoft Excel as required by the Oberland Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-

whole payment for the first tranche and second tranches due on June 30, 2027, and June 30 2028, respectively, is approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
In the first quarter of 2022, the Company became aware that Oberland Capital may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Oberland Facility. The Company estimates the top end of the range of the make-whole payments if the debt is held to scheduled maturity under an alternative interpretation to be approximately $9,200 for the first tranche of the Oberland Facility on June 30, 2027, and approximately $3,600 for the second tranche of the Oberland Facility on June 30, 2028. Further, if the debt is prepaid prior to the scheduled maturity dates and subject to the alternative interpretation, the make-whole payment would be larger than the amounts herein. The make whole-payments as described above, have decreased due to rising interest rates: however, there have been no further updates since reported in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2021.
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
On January 9, 2019, Plaintiff Neil Einhorn, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court for the Middle District of Florida alleging violations of the federal securities laws against Axogen, Inc., certain of its directors and officers (“Individual Defendants”), and Axogen’s 2017 Offering Underwriters and 2018 Offering Underwriters (collectively, with the Individual Defendants, the “Defendants”), captioned Einhorn v. Axogen, Inc., et al., No. 8:19-cv-00069 (M.D. Fla.). Plaintiff asserts that Defendants made false or misleading statements in connection with the Company’s November 2017 registration statement issued regarding its secondary public offering in November 2017 and May 2018 registration statement issued regarding its secondary public offering in May 2018, and during a class period of August 7, 2017 to December 18, 2018. In particular, Plaintiff asserts that Defendants issued false and misleading statements and failed to disclose to investors: (1) that the Company aggressively increased prices to mask lower sales; (2) that the Company’s pricing alienated customers and threatened the Company’s future growth; (3) that ambulatory surgery centers form a significant part of the market for the Company’s products; (4) that such centers were especially sensitive to price increases; (5) that the Company was dependent on a small number of surgeons whom the Company paid to generate sales; (6) that the Company’s consignment model for inventory was reasonably likely to lead to channel stuffing; (7) that the Company offered purchase incentives to sales representatives to encourage channel stuffing; (8) that the Company’s sales representatives were encouraged to backdate revenue to artificially inflate metrics; (9) that the Company lacked adequate internal controls to prevent such channel stuffing and backdating of revenue; (10) that the Company’s key operating metrics, such as the number of active accounts, were overstated; and (11) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. Axogen was served on January 15, 2019. On February 4, 2019, the Court granted the parties’ stipulated motion which provided that Axogen is not required to file a response to the complaint until thirty days after Plaintiff files a consolidated amended complaint. On June 19, 2019, Plaintiff filed an Amended Class Action Complaint, and on July 22, 2019, Defendants filed a motion to dismiss. Plaintiff filed opposing papers on August 12, 2019. The Court held a status hearing on September 11, 2019, and stayed all deadlines regarding the parties’ obligations to file a case management report. On December 4, 2019, the parties presented oral arguments. On April 21, 2020, the Court dismissed the complaint without prejudice, finding the Plaintiff failed to state a claim upon which relief could be granted. The Plaintiff filed a Second Amended Class Action Complaint on June 22, 2020. Axogen filed a motion to dismiss on August 6, 2020. The Plaintiff filed an opposition on September 20, 2020. The Court held oral argument on February 25, 2021. On March 19, 2021, the Court dismissed the Second Amended Complaint with prejudice, finding again that the Plaintiff failed to state a claim upon which relief could be granted. On April 14, 2021, Plaintiff filed a notice of appeal. Plaintiff filed its opening brief on June 28, 2021. The Company filed its appellee brief on August 11, 2021. The Plaintiff filed a reply brief on September 14, 2021. The Eleventh Circuit heard oral argument the week of March 8, 2022. On August 1, 2022, the Eleventh Circuit affirmed the dismissal of the complaint with prejudice.

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
As previously announced, we suspended the market availability of Avive Soft Tissue Membrane ("Avive") effective June 1, 2021, and we continue discussions with the FDA to determine the appropriate regulatory classification and requirements for Avive. The suspension was not based on any safety or product issues or concerns with Avive. We seek to return Avive to the market, although we are unable to estimate the timeframe or provide any assurances that a return to the market will be achievable. Avive has historically represented approximately 5% of our revenues through the second quarter of 2021 and no Avive revenue was recorded during the nine months ended September 30, 2022.
Revenue from the distribution of our nerve repair products, Avance Nerve Graft, Axoguard Nerve Connector, Axoguard Nerve Protector, and Axoguard Nerve Cap in the United States is the main contributor to our total reported sales and has been the key component of our growth to date.
We have observed that surgeons are initially cautious adopters of nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of September 30, 2022, we had 952 active accounts, an increase of 1.2% compared to the second quarter of 2022 of 941, and an increase of 2.4% from 930 (excluding the impact of Avive) from one year ago. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue. As our business continues to grow, we have transitioned to reporting a new account metric that we believe demonstrates the strength of adoption and potential revenue growth in accounts that have developed a more consistent use of our products in their nerve repair algorithm. We refer to these as core accounts which we define as accounts that have purchased at least $100,000 in the past twelve months. As of September 30, 2022, we had 331 core accounts, an increase of 10.7% compared to the second quarter of 2022 of 299, and an increase of 17.0% or 283 (excluding the impact of Avive) from one year ago. These core accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.

Results of Operations
Comparison of the Three Months Ended September 30, 2022, and 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended September 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$36,959	100.0%	$31,204	100.0%
Cost of goods sold	6,176	16.7%	5,239	16.8%
Gross profit	30,783	83.3%	25,965	83.2%
Costs and expenses
Sales and marketing	19,792	53.6%	18,370	58.9%
Research and development	7,050	19.1%	6,404	20.5%
General and administrative	8,796	23.8%	7,880	25.3%
Total costs and expenses	35,638	96.4%	32,654	104.6%
Loss from operations	(4,855)	(13.1)%	(6,689)	(21.4)%
Other (expense) income:
Investment income	186	0.5%	17	0.1%
Interest expense	(61)	(0.2)%	(417)	(1.3)%
Change in fair value of derivatives	469	1.3%	(46)	(0.1)%
Other expense	(57)	(0.2)%	(6)	—%
Total other expense, net	537	1.5%	(452)	(1.4)%
Net Loss	$(4,318)	(11.7)%	$(7,141)	(22.9)%
Revenues
Revenues for the three months ended September 30, 2022 increased by $5,755 or 18% to $36,959 as compared to $31,204 for the three months ended September 30, 2021. The increase in revenue was driven by an increase in unit volume of 12%, as well as a 3% increase in both prices and changes in product mix.
Gross Profit
Gross profit for the three months ended September 30, 2022, increased by $4,818 or 19% to $30,783 as compared to $25,965 for the three months ended September 30, 2021. Gross margin was 83% for each of the three months ended September 30, 2022, and 2021.
Costs and Expenses
Total costs and expenses increased by $2,984 or 9% to $35,638 for the three months ended September 30, 2022, as compared to $32,654 for the three months ended September 30, 2021. The increase in total operating expenses was a result of compensation costs of $2,636 and occupancy related expenses of $523, partially offset by certain other costs.
Sales and marketing expenses increased $1,422 or 8% to $19,792 for the three months ended September 30, 2022, as compared to $18,370 for the three months ended September 30, 2021. This increase was primarily attributable to compensation cost of $1,528 partially offset by a decrease in marketing programs totaling $213.

Research and development expenses increased $646 or 10% to $7,050 for the three months ended September 30, 2022, as compared to $6,404 for the three months ended September 30, 2021. The increase was primarily due to product development and clinical expenses. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft and a next generation Avance product. Product development expenses represented approximately 50% of total research and development expense for each of the three months ended September 30, 2022, and 2021. Clinical trial expenses represented approximately 50% of total research and development expense for each of the three months ended September 30, 2022, and 2021.
General and administrative expenses increased $916 or 12% to $8,796 for the three months ended September 30, 2022, as compared to $7,880 for the three months ended September 30, 2021. The increase was primarily due to compensation expenses of $1.239 partially offset by a decrease in professional service fees of $394.
Other Expense and Income
Interest expense decreased to $61 for the three months ended September 30, 2022, as compared to $417 for the three months ended September 30, 2021. The decrease was primarily due to Company exceeding the maximum annual revenue participation threshold of $70,000 during the third quarter of 2022. We recognized total interest charges of $1,474 and $1,438 in connection with the Oberland Facility in the three months ended September 30, 2022, and 2021, respectively, $1,450 and $1,338 of this interest was capitalized to the construction costs of the APC Facility during the third quarter of 2022 and 2021, respectively. See Note 6. Fair Value for information regarding the change in fair value of the derivatives.
Income Taxes
We had no income tax expense or benefit during the three months ended September 30, 2022, and 2021 due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Nine Months Ended September 30, 2022, and 2021

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$102,420	100.0%	$95,821	100.0%
Cost of goods sold	18,006	17.6%	17,503	18.3%
Gross Profit	84,414	82.4%	78,318	81.7%
Cost and expenses
Sales and marketing	60,349	58.9%	55,594	58.0%
Research and development	20,347	19.9%	17,875	18.7%
General and administrative	27,817	27.2%	24,912	26.0%
Total costs and expenses	108,513	105.9%	98,381	102.7%
Loss from operations	$(24,099)	(23.5)%	(20,063)	(20.9)%
Other (expense) income:
Investment (expense) income	172	0.2%	80	0.1%
Interest expense	(664)	(0.6)%	(1,427)	(1.5)%
Change in fair value of derivatives	1,155	1.1%	(152)	(0.2)%
Other expense	(97)	(0.1)%	(137)	(0.1)%
Total other (expense) income, net	566	0.6%	(1,636)	(1.7)%
Net Loss	$(23,533)	(23.0)%	$(21,699)	(22.6)%

Revenues
Revenues for the nine months ended September 30, 2022, increased 7% to $102,420 as compared to $95,821 for the nine months ended September 30, 2021. The increase in revenue was driven by an increase unit volume of 1%, as well as a 3% price increase and a 2% increase from changes in product mix. Excluding the impact of Avive revenue of $3,575 in the nine months ended September 30, 2021, revenue would have increased approximately 11%.
Gross Profit

Gross profit for the nine months ended September 30, 2022, increased 8% to $84,414 as compared to $78,318 for the nine months ended September 30, 2021. Gross margin was constant at 82% for each of the nine months ended September 30, 2022 and 2021. In the prior year we recorded a $1,429 charge in the second quarter, reflecting the write-down of inventory and related production costs due to the suspension of market availability of Avive.
Costs and Expenses

Total costs and expenses increased 10% to $108,513 for the nine months ended September 30, 2022, as compared to $98,381 for the nine months ended September 30, 2021. The increase in total operating expenses was a result of the following: (i) compensation expense of $4,760, primarily due to an increase in head count and stock-based compensation; (ii) research and development projects of $1,759; (iii) travel cost of $1,564 due to increased travel as a result of the return of sales travel to hospitals and physician offices; (iv) $1,263 of occupancy costs: and (v) marketing programs of $641.

Sales and marketing expenses increased 9% to $60,349 for the nine months ended September 30, 2022, as compared to $55,594 for the nine months ended September 30, 2021. This increase was primarily attributable to the following: (i) compensation related expenses of $2,911 primarily due to increase in headcount; (ii) travel related expenses of $1,105, as hospital access and restrictions improved; and (iii) marketing development programs of $641.

Research and development expenses increased 14% to $20,347 for the nine months ended September 30, 2022, as compared to $17,875 for nine months ended September 30, 2021. The increase was primarily due to compensation related product development and clinical expenses of $1,759 and occupancy cost of $432. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft and a next generation Avance product. Product development expenses represented approximately 51% of total research and development expense during each of the nine months ended September 30, 2022, and 2021. Clinical trial expenses represented approximately 49% of total research and development expense for each of the nine months ended September 30, 2022, and 2021.

General and administrative expenses increased 12% to $27,817 for the nine months ended September 30, 2022, as compared to $24,912 for the nine months ended September 30, 2021. The increase was primarily due to net compensation related expenses of $1,829, occupancy-related costs of $526, and consulting expenses of $298.

Other Income and Expenses
Total other income was $566 for the nine months ended September 30, 2022, compared to expense of $1,636 for the nine months ended September 30, 2021. The change was primarily due to the non-cash change in the fair value of the derivative of $1,307 year-over-year. We recognized total interest charges of $4,304 and $3,418 in connection with the Oberland Facility during the nine months ended September 30, 2022, and 2021, respectively, $4,474, and $2,526 of this interest was capitalized to the construction costs of the APC Facility during the nine months ended September 30, 2022, and 2021, respectively. See Note 6. Fair Value for information regarding the change in fair value of the derivatives.
Income Taxes
We had no income tax expense or benefit for each of the nine months ended September 30, 2022, and 2021, due to the incurrence of net operating losses in each of these periods, the benefits of which have been a full valuation allowance. We do not believe that there are any additional tax expenses or benefits currently available.
Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2021 Annual Report on Form 10-K. During the quarter and nine months covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed.
Liquidity and Capital Resources
Cash Flow Information
As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents and investments totaling $59,361. Our cash equivalents are comprised of a money market mutual fund and our investments are comprised of short-term commercial paper and U.S. Treasuries. Our cash and cash equivalents and investments decreased $30,976 from $90,337 at December 31, 2021, primarily as a result of operating activities and renovating the APC Facility.
We had working capital of $78,907 and a current ratio of 4.4x at September 30, 2022, compared to working capital of $102,756 and a current ratio of 5.2x at December 31, 2021. The decrease in the current ratio at September 30, 2022, as compared to December 31, 2021, was primarily due to cash used in operations and to renovate the APC Facility, which is included in non-current assets and used in operations. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months.
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
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(17,428)	$(11,891)
Investing activities	(1,991)	(10,064)
Financing activities	981	19,409
Net decrease in cash, cash equivalents, and restricted cash	$(18,438)	$(2,546)
Net Cash Used in Operating Activities
Net cash used in operating activities was $17,428 and $11,891 during the nine months ended September 30, 2022, and 2021, respectively. The unfavorable change in net cash used in operating activities of $5,537 or 47% is due to the following: (i) the net unfavorable change of $4,000 in working capital accounts and the increase in net loss of $1,834.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022, was $1,991 as compared to $10,064 for the nine months ended September 30, 2021, a decrease of $8,073 or 80%. The decrease of net cash used in investing activities is principally due to the reduction in purchases of property and equipment of $7,185 and in the net proceeds from the sale and purchase of investments totaling $2,332 partially offset by the increase in cash payments for intangible assets of $494 during the nine months ended September 30, 2022.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $981 and $19,409 for the nine months ended September 30, 2022, and 2021, respectively, a decrease of $18,428 or 95%. The unfavorable change in net cash provided by financing activities was primarily due to the $15,000 of proceeds from the issuance of long-term debt and $4,421 in proceeds from the exercise of stock options received during the nine months ended September 30, 2021 compared to $990 in proceeds received from the exercise of stock options received during the nine months ended September 30, 2022.
Operating Cash Requirements
APC Facility Commitment
July 9, 2019, we entered into the Standard Form of Agreement Between Owner and Design-Builder with CRB (the "Design Build Agreement"). The estimated cost pursuant to the Design-Build Agreement is $29,300. Additional costs associated with the renovation, purchasing of furniture and equipment, validation and certification of the APC Facility are estimated to be $20,900, plus projected capitalized interest of $11,300. We have recorded $53,302 to date related to this project, which includes capitalized interest of $9,748. We anticipate spending $7,245, which includes projected capitalized interest of $2,360; $2,585 of the remaining total is anticipated to be spent in 2023. Construction of the facility is now substantially complete. We anticipate completion of validation and certification of the facility by early 2023, followed by commencement of tissue processing in the facility.
Credit Facilities
On June 30, 2020, we entered into the Oberland Facility and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company. The financing costs for this facility were $642 and were recorded as a contra liability to the debt facility.
The Oberland Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (9.8% as of September 30, 2022). Each tranche of the Oberland Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Oberland Facility, we entered into a revenue participation agreement with Oberland Capital, which provides that, among other things, a quarterly royalty payment as a percentage of our net revenues, up to $70 million in any given year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a tranche of the loan, and ending on the date upon which all amounts owed under the Oberland Facility have been paid in full (the “Revenue Participation Agreement”). Royalty payments commenced on September 30, 2021. This royalty structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. Upon maturity or upon such earlier repayment of the Oberland Facility, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to Oberland Capital equal to 11.5%, less the total of all quarterly interest and royalty payments previously paid to Oberland Capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2021 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2021.

The amount of interest expense on the outstanding debt is based on LIBOR. Based on the outstanding balance of the debt as of September 30, 2022 a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
None.
ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Lease Agreement dated as of August 22, 2022, by and between Axogen Corporation and Ja-Cole, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.2	Eighth Amendment to License and Services Agreement, dated as of August 22, 2022, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissue Services) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.3**	Confidential Separation Agreement and Release of Claims dated July 19, 2022 by and between Axogen Corporation and Eric Sandberg.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover pages do not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
†     Filed herewith.
††   Furnished herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: November 8, 2022	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: November 8, 2022	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)