Form 10-Q
period 2023-03-31
Axogen, Inc.
filed 2023-05-09
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2023, the registrant had 42,832,050 shares of common stock outstanding.

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

The forward-looking statements in this Form 10-Q include, but are not limited to the following:

•Statements regarding our intentions to return Avive to the market;
•Expected timing of submission of our biologics license application (“BLA”) for Avance Nerve Graft by the end of 2023 and expect to receive approval of the BLA by the end of 2024;
•Our expectation that renovation and validation of the Axogen Processing Center ("APC Facility") will be completed and we will transfer processing of Avance Nerve Grafts to the APC Facility by mid-2023 and;
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months; and
•Our belief that any losses resulting from any claims, lawsuits, and proceedings are adequately covered by insurance or indemnified and are not expected to result in a material adverse effect on the Company’s financial condition, results of operation, or cash flow.

The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many risks and uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and "Risk Factor Summary" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

2

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,707	$15,284
Restricted cash	6,252	6,251
Investments	30,160	33,505
Accounts receivable, net of allowance for doubtful accounts of $383 and $650, respectively	22,278	22,186
Inventory	19,849	18,905
Prepaid expenses and other	2,453	1,944
Total current assets	88,699	98,075
Property and equipment, net	83,049	79,294
Operating lease right-of-use assets	13,868	14,369
Intangible assets, net	3,858	3,649
Total assets	$189,474	$195,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,188	$22,443
Current maturities of long-term lease obligations	1,050	1,310
Total current liabilities	21,238	23,753

Long-term debt, net of debt discount and financing fees	45,931	45,712
Long-term lease obligations	20,089	20,405
Debt derivative liabilities	4,703	4,518
Total liabilities	91,961	94,388

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, 0.01 par value per share; 100,000,000 shares authorized; 42,809,994 and 42,445,517 shares issued and outstanding	428	424
Additional paid-in capital	363,739	360,155
Accumulated deficit	(266,654)	(259,580)
Total shareholders’ equity	97,513	100,999
Total liabilities and shareholders’ equity	$189,474	$195,387
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenues	$36,664	$31,007
Cost of goods sold	6,709	5,546
Gross profit	29,955	25,461
Costs and expenses:
Sales and marketing	21,618	20,888
Research and development	6,679	6,275
General and administrative	8,999	9,618
Total costs and expenses	37,296	36,781
Loss from operations	(7,341)	(11,320)
Other income (expense):
Investment income (loss)	549	(46)
Interest expense	(16)	(354)
Change in fair value of derivatives	(185)	252
Other expense	(81)	(7)
Total other income (expense), net	267	(155)
Net loss	$(7,074)	$(11,475)

Weighted average common shares outstanding — basic and diluted	42,571,021	41,804,330
Loss per common share — basic and diluted	$(0.17)	$(0.27)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(7,074)	$(11,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	709	704
Amortization of right-of-use assets	464	427
Amortization of intangible assets	71	69
Amortization of debt discount and deferred financing fees	219	220
(Recovery of) provision for bad debt	(267)	267
Provision for inventory write-down	581	459
Change in fair value of derivatives	185	(252)
Investment (gains) loss	(426)	96
Stock-based compensation	2,954	2,678
Change in operating assets and liabilities:
Accounts receivable	175	(624)
Inventory	(1,525)	(1,166)
Prepaid expenses and other	(509)	(1,030)
Accounts payable and accrued expenses	(2,442)	(1,104)
Operating lease obligations	(537)	(320)
Cash paid for interest portion of finance leases	(1)	—
Net cash used in operating activities	(7,423)	(11,051)

Cash flows from investing activities:
Purchase of property and equipment	(4,304)	(5,037)
Purchase of investments	(10,203)	(6,024)
Proceeds from sale of investments	13,974	4,400
Cash payments for intangible assets	(253)	(580)
Net cash used in investing activities	(786)	(7,241)

Cash flows from financing activities:
Cash paid for debt portion of finance leases	(1)	(2)
Proceeds from exercise of stock options and ESPP stock purchases	634	97
Net cash provided by financing activities	633	95
Net decrease in cash, cash equivalents, and restricted cash	(7,576)	(18,197)
Cash, cash equivalents, and restricted cash, beginning of period	21,535	39,007
Cash, cash equivalents, and restricted cash, end of period	$13,959	$20,810

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$1,026	$1,119
Obtaining a right-of-use asset in exchange for a lease liability	$—	$641
Acquisition of intangible assets in accounts payable and accrued expenses	$326	$239
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended March 31, 2023
Balance at December 31, 2022	42,445,517	$424	$360,155	$(259,580)	$100,999
Net loss	—	—	—	(7,074)	(7,074)
Stock-based compensation	—	—	2,954	—	2,954
Issuance of restricted and performance stock units	238,719	3	(3)	—	—
Exercise of stock options and employee stock purchase plan	125,758	1	633	—	634
Balance at March 31, 2023	42,809,994	$428	$363,739	$(266,654)	$97,513

Three Months Ended March 31, 2022
Balance at December 31, 2021	41,736,950	$417	$342,765	$(230,632)	$112,550
Net loss	—	—	—	(11,475)	(11,475)
Stock-based compensation	—	—	2,678	—	2,678
Issuance of restricted and performance stock units	215,287	2	(2)	—	—
Exercise of stock options and employee stock purchase plan	20,750	1	97	—	98
Balance at March 31, 2022	41,972,987	$420	$345,538	$(242,107)	$103,851

See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)

1.Nature of Business
Axogen, Inc. (together with its wholly-owned subsidiaries, the “Company”) was incorporated in Minnesota and is the leader in the science, development and commercialization of the technologies used for peripheral nerve regeneration and repair. The Company's products include Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard Nerve Cap® and Axotouch® Two-Point Discriminator. The Company is headquartered in Florida. The Company has processing, warehousing, and distribution facilities in Texas and Ohio.
The Company manages its operations as a single operating segment. Substantially all of the Company's assets are maintained in the United States. The Company derives substantially all of its revenues from sales to customers in the United States.
2.Summary of Significant Accounting Policies

Please see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 14, 2023, for a description of all significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2023, and December 31, 2022, and for the three months ended March 31, 2023, and 2022. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results for the full year. All intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company's markets for the remainder of fiscal year 2023.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company's cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what they believe to be credit-worthy financial institutions. As of March 31, 2023, $6,957 of the cash and cash equivalents balance was in excess of FDIC limits.
Restricted Cash
Amounts included in restricted cash represent those required to be set aside to meet contractual terms of a lease agreement held by the Company. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees - Other Credit Facilities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(In thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$7,707	$15,284
Restricted cash	6,252	6,251
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$13,959	$21,535
Capitalized Interest
The interest cost on capital projects, including facilities build-outs, is capitalized and included in the cost of the project. Capitalization begins with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. For the quarters ended March 31, 2023, and 2022, the Company capitalized $2,147 and $1,445, respectively, of interest expense into property and equipment.
Shipping and Handling
All shipping and handling costs, including facility and warehousing overhead, directly related to bringing the Company’s products to their final selling destination are included in sales and marketing expense. Shipping and handling costs included in sales and marketing expense were $1,457 and $1,318 for the three months ended, March 31, 2023, and 2022, respectively.
Recent Accounting Pronouncements
All other Accounting Standards Updates ("ASU's") issued and not yet effective as of December 31, 2022, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations except for the following:
In December 2022, the Financial Accounting Standards Board issued ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 amended Accounting Standards Codification 848 Reference Rate Reform and ASU 2020 - 4, Reference Rate Reform. The amendment in ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform. The Company entered into a seven-year financing agreement on June 30, 2020, with Oberland Capital and its affiliates TPC Investments II LP and Argo LLC (the "Credit Facility"), which includes transition provisions related to the determination of a successor rate to LIBOR. The Company anticipates replacing LIBOR in accordance with the transition provisions of the Credit Facility, and the transition is not expected to have a material impact on the Company's consolidated financial condition, results of operations and cash flows.

3.     Inventory
Inventory consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Finished goods	$12,922	$12,651
Work in process	1,070	1,026
Raw materials	5,857	5,228
Inventory	$19,849	$18,905
The provision for inventory write-down is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Provision for inventory write-down	$581	$459
4.     Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Furniture and equipment	$6,147	$5,316
Leasehold improvements	15,482	15,482
Processing equipment	4,264	4,227
Land	731	731
Projects in process	67,299	63,703
Finance lease right-of-use assets	131	131
Property and equipment, at cost	94,054	89,590
Less: accumulated depreciation and amortization	(11,005)	(10,296)
Property and equipment, net	$83,049	$79,294
Depreciation expense is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation expense	$709	$704

5.     Intangible Assets, Net
Intangible assets consist of the following:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$4,061	$(665)	$3,396	$3,792	$(621)	$3,170
License agreements	1,101	(1,041)	60	1,101	(1,014)	87
Total amortizable intangible assets	5,162	(1,706)	3,456	4,893	(1,635)	3,258

Unamortized intangible assets:
Trademarks	402	—	402	391	—	391
Total intangible assets	$5,564	$(1,706)	$3,858	$5,284	$(1,635)	$3,649
Amortization expense is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Amortization expense	$71	$69
As of March 31, 2023, future amortization of patents and license agreements is as follows:

Year Ending December 31,	(in thousands)
2023 (excluding the three months ended March 31, 2023)	$189
2024	195
2025	195
2026	194
2027	190
Thereafter	2,493
Total	$3,456

License Agreements
The Company has various license agreements that require the payment of royalty fees.
Royalty fee expense included in sales and marketing expense is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Royalty fee expense	$831	$673

6.     Fair Value Measurement
The following tables present the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022:

	March 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$1,507	$—	$—	$1,507
U.S. government securities	13,806	—	—	13,806
Commercial paper	—	16,354	—	16,354
Total assets	$15,313	$16,354	$—	$31,667

Liabilities:
Debt derivative liabilities	$—	$—	$4,703	$4,703
Total liabilities	$—	$—	$4,703	$4,703

	December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$10,354	$—	$—	$10,354
U.S. government securities	12,316	—	—	12,316
Commercial paper	—	21,189	—	21,189
Total assets	$22,669	$21,189	$—	$43,859

Liabilities:
Debt derivative liabilities	$—	$—	$4,518	$4,518
Total liabilities	$—	$—	$4,518	$4,518
The changes in Level 3 liabilities measured at fair value on a recurring basis are as follows:

Three Months Ended March 31, 2023
Balance, December 31, 2022	$4,518
Change in fair value included in net loss	185
Balance, March 31, 2023	$4,703

Three Months Ended March 31, 2022
Balance, December 31, 2021	$5,562
Change in fair value included in net loss	(252)
Balance, March 31, 2022	$5,310
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $45,931 and $50,898 at March 31, 2023, and $45,712 and $50,293 at December 31, 2022, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.
The debt derivative liabilities are measured using a ‘with and without’ valuation model to compare the fair value of each tranche of the Credit Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Credit Facility including the identified embedded derivative features was determined using a probability-weighted expected return model based on four potential settlement scenarios for the financing agreement as disclosed in the table below. The estimated settlement value of each scenario, which would include any required make-whole payment, (see Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees), is then discounted to present value using a discount rate that is derived based on the initial terms of the financing agreement at issuance and corroborated utilizing a synthetic credit rating analysis.
The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	March 31, 2023		December 31, 2022
Input
Remaining term (years)	4.25 years		4.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 12.7%		9.5% -12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	13.4%	(1)	13.9%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	March 31, 2023		December 31, 2022
Input
Remaining term (years)	5.25 years		5.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 12.7%		9.5% -12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	17.0%	(1)	17.56%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input

7.     Leases

The Company leases administrative, processing, research and distribution facilities through operating leases. Several of the leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
Operating lease expense is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease expense	$1,298	$1,408
Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate)	March 31, 2023	December 31, 2022
Operating Leases
Right-of-use operating assets	$13,868	$14,369
Current maturities of long-term lease obligations	$1,043	$1,303
Long-term lease obligations	$20,073	$20,387
Financing Leases
Right-of-use financing leases (1)	$35	$41
Current maturities of long-term lease obligations	$7	$7
Long-term lease obligations	$16	$18

Weighted average operating lease term (in years):	11	11
Weighted average financing lease term (in years):	4	4

Weighted average discount rate operating leases	10.65%	10.58%
Weighted average discount rate financing leases	12.07%	11.91%
(1) Financing leases are included in property and equipment, net on the condensed consolidated balance sheets.
Future minimum lease payments under operating and financing leases at March 31, 2023, are as follows:

(In thousands)
2023 (excluding the three months ended March 31, 2023)	$2,417
2024	3,253
2025	3,336
2026	3,348
2027	2,920
Thereafter	20,932
Total	36,206
Less: Imputed interest	(15,067)
Total lease liability	21,139
Less: Current lease liability	(1,050)
Long-term lease liability	$20,089

8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(4,069)	(4,288)
Long-term debt, net of debt discount and financing fees	$45,931	$45,712
Credit Facility
On June 30, 2020, the Company entered into a seven-year financing agreement (the "Credit Facility") with Oberland Capital and its affiliates TPC Investments II LP and Argo LLC (collectively, the "Lender") and obtained the first tranche of $35,000 at closing. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company.
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of LIBOR or 2.0% (12.25% at March 31, 2023). Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded $396 and $335 as interest expense for this Revenue Participation Agreement for the three months ended March 31, 2023, and 2022, respectively. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended March 31, 2023, and 2022, paid $1,532 and $1,187, respectively, to the Lender. The Company capitalized interest of $2,147 and $1,445 for the three months ended March 31, 2023, and 2022, respectively, towards the costs to construct and retrofit the Axogen Processing Center ("APC Facility") in Vandalia, Ohio. See Note 12 - Commitments and Contingencies. To date, the Company has capitalized interest of $13,576 related to this project. The capitalized interest is recorded as part of property and equipment, net in the condensed consolidated balance sheets. As of March 31, 2023, the Company was in compliance with all financial covenants.
Embedded Derivatives
The fair values of the debt derivative liabilities were $4,703 and $4,518 at March 31, 2023, and December 31, 2022, respectively. See Note 6 - Fair Value Measurement.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to long-term debt on the consolidated balance sheet.
Amortization of debt discount and deferred financing fees for the three months ended March 31, 2023, and 2022 was $219 and $220, respectively.
Other Credit Facilities
The Company had restricted cash of $6,252 and $6,251 at March 31, 2023, and December 31, 2022, respectively. The March 31, 2023, and December 31, 2022 balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit.

9.     Stock-Based Compensation
The Company's stock-based compensation plans are described in Note 11. Stock-Based Compensation to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
During the three months ended March 31, 2023, the following stock compensation was awarded to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan ("2019 Plan"), with the exception of the inducement shares awarded as inducements material to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Type of Award	Target Shares or Units	Weighted Average Grant Date Fair Value
Stock Options (1)	1,046,800	$4.96

Restricted Stock Units (2)	1,129,718	$8.39

Performance Stock Units (3)	744,000	$8.27

Inducement Shares (4)
Stock Options	150,000	$4.92
Restricted Stock Units	75,000	$8.16
(1) Options were awarded to officers and employees during the quarter, vesting over a four year period.
(2) Restricted stock units were awarded to officers and employees, vesting over a four year period. Upon vesting, the outstanding number of restricted stock units vested are converted into common stock.
(3) Performance shares were issued to officers and employees. Vesting occurs over a three year performance period. Participants will earn from 0% to 150% upon achievement of the target depending on the attainment of specific revenue goals. The maximum number of units that can be issued under this award is 1,116,000.
(4) Inducement shares were issued to two officers as inducements material to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Vesting for both the stock options and restricted stock units are over a four year period.
Total stock-based compensation expense is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock-based compensation expense	$2,954	$2,678

10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Numerator:
Net loss	$(7,074)	$(11,475)
Denominator:
Weighted-average common shares outstanding (Basic)	42,571,021	41,804,330
Weighted-average common shares outstanding (Diluted)	42,571,021	41,804,330
Net loss per common share (Basic and Diluted)	$(0.17)	$(0.27)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	3,338,761	2,983,351
Restricted stock units	449,941	581,171
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company was in a net income position.
11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three months ended March 31, 2023, and 2022 due to the generation of net operating losses, the benefits of which have been fully reserved.
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely than not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the condensed consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2019 through 2022. However, for tax years 2004 through 2017, federal taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.

12.     Commitments and Contingencies
Service Agreements
The Company pays Community Blood Center, (d/b/a Community Tissue Service) ("CTS") a facility fee for the use of clean rooms, storage and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. The Company paid $729 and $622 for the three months ended March 31, 2023, and 2022, respectively, related to the agreement with CTS. The agreement terminates on December 31, 2023, subject to earlier termination by either party at any time for cause, or without cause upon six months prior notice. The Company expects to reduce its utilization of CTS in the second half of 2023.
In December 2011, the Company entered into a Master Services Agreement for clinical research and related services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company's phase 3 pivotal clinical trial to support the biologics license application ("BLA") for Avance Nerve Graft. Payments made under this agreement were $112 and $327 for the three months ended March 31, 2023, and 2022, respectively.
Axogen Processing Center Facility
The Company is highly dependent on the continued availability of its processing facilities at the CTS facility in Dayton, Ohio and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.
On July 31, 2018, the Company purchased the APC Facility in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft is currently processed. The APC Facility, when and if operational, will be the new processing facility for Avance Nerve Graft to provide continued capacity for growth and to support the transition of Avance Nerve Graft from a human cellular and tissue-based product to a biologic product. The APC Facility is comprised of a 107,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land and this is recorded as land within Property and equipment, net on the condensed consolidated balance sheets. The Company paid $4,300 for the building and this is recorded in projects in process within Property and equipment, net on the condensed consolidated balance sheets.
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), pursuant to which CRB will renovate and retrofit the APC Facility. For the three months ended March 31, 2023, the Company has recorded $1,599 related to renovations and design and build in projects in progress. The Company has recorded $47,953 to date related to this project. In addition to these project costs, the Company has capitalized interest of $2,147 for the three months ended March 31, 2023. To date, the Company has capitalized interest of $13,576 related to this project. These items are recorded in projects in process within Property and equipment, net on the condensed consolidated balance sheet. The Company anticipates recording an additional $1,700 to $2,700 in the remainder of 2023. The Company expects that the renovation and validation of the APC Facility will be complete in mid-2023 and anticipates transitioning to the new facility in mid-2023.
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. The economic development grants are subject to certain job creation milestones to be reached by December 31, 2023, and have clawback clauses if the Company does not meet the job creation milestones. The Company has requested extensions from the grant authorities to extend the job creation milestone date and has not yet received any decisions regarding whether the extensions will be granted. As of March 31, 2023, the Company has received $1,188 from the cash grants.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $4,703 as of March 31, 2023. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon the four potential settlement scenarios for the Credit Facility. The estimated settlement value of each scenario, which includes any required make-whole payment, is then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the four scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027, and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
The Company has become aware that Credit Capital may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Credit Facility. The Company estimates the top end of the range of the make-whole payments if the debt is held to scheduled maturity under an alternative interpretation to be approximately $10,000 for the first tranche of the Credit Facility due on June 30, 2027, and approximately $4,000 for the second tranche of the Credit Facility due on June 30, 2028. Further, if the debt is prepaid prior to the scheduled maturity dates and subject to the alternative interpretation, the make-whole payment would be larger than the amounts herein.
Legal Proceedings
The Company is and may be subject to various claims, lawsuits, and proceedings in the ordinary course of the Company's business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, in the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected individually or in the aggregate, to result in a material, adverse effect on the Company's financial condition, results of operations or cash flows. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K.
Unless the context otherwise requires, all references in this report to “Axogen,” the “Company,” “we,” “us” and “our” refer to Axogen, Inc., and its wholly owned subsidiaries Axogen Corporation (“AC”), Axogen Processing Corporation, Axogen Europe GmbH and Axogen Germany GmbH.
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
Our portfolio of products is currently available in the U.S., Canada, Germany, United Kingdom, Spain and several other European, Asian and Latin American countries.
Revenue from the distribution of our nerve repair products, Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, and Axoguard Nerve Cap®, in the United States ("U.S.") is the main contributor to our total reported sales and have been the key component of our growth to date.
As previously announced, we suspended the market availability of Avive® Soft Tissue Membrane ("Avive") on June 1, 2021, and we continue discussions with the U.S. Food and Drug Administration ("FDA") to determine the appropriate regulatory classification and requirements for Avive. The suspension was not based on any known or reported safety or product performance issues or concerns with Avive. We seek to return Avive to the market, although we are unable to estimate the timeframe or provide any assurances that a return to the market will be achievable.
We have observed that surgeons are initially cautious adopters of nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of March 31, 2023, we had 994 active accounts, an increase of 2.5% compared to December 31, 2022, of 970, and an increase of 8.5% from 916 (excluding the impact of Avive) as of March 31, 2022. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue. As our business continues to grow, we have transitioned to reporting a new account metric that we believe demonstrates the strength of adoption and potential revenue growth in accounts that have developed a more consistent use of our products in their nerve repair algorithm. We refer to these as core accounts which we define as accounts that have purchased at least $100,000 in the past twelve months. As of March 31, 2023, we had 350 core accounts, an increase of 5.1% compared to December 31, 2022, of 333, and an increase of 23% from 285 (excluding the impact of Avive) as of March 31, 2022. These core accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.
Summary of Operational and Business Highlights
•Revenues were $36,664 for the quarter ended March 31, 2023, an increase of $5,657 or 18.2% compared to the quarter ended March 31, 2022.
•Gross profit was $29,955 for the quarter ended March 31, 2023, an increase of $4,494 or 17.7% compared to the quarter ended March 31, 2022.
•We had 116 direct sales representatives as of March 31, 2023, compared to 115 at year end and remained consistent as of March 31, 2022.
•During the first quarter of 2023, we added an additional 5 peer-reviewed clinical publications bringing our total to 220 from 215 at the end of 2022, up from 188 one year ago.
•We anticipate submitting our biologics license application ("BLA") for Avance Nerve Graft by the end of 2023.
•We expect that the renovation and validation of our Axogen Processing Center ("APC Facility") will be complete in mid-2023 and anticipate transitioning to the new facility in mid-2023. This facility will be included in our BLA for Avance Nerve Graft and is expected to provide processing capacity that will meet our expected sales growth.

Results of Operations
Comparison of the Three Months Ended March 31, 2023, and 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$36,664	100.0%	$31,007	100.0%
Cost of goods sold	6,709	18.3	5,546	17.9
Gross profit	29,955	81.7	25,461	82.1
Costs and expenses
Sales and marketing	21,618	59.0	20,888	67.4
Research and development	6,679	18.2	6,275	20.2
General and administrative	8,999	24.5	9,618	31.0
Total costs and expenses	37,296	101.7	36,781	118.6
Loss from operations	(7,341)	(20.0)	(11,320)	(36.5)
Other income (expense):
Investment income (loss)	549	1.5	(46)	(0.1)
Interest expense	(16)	—	(354)	(1.1)
Change in fair value of derivatives	(185)	(0.5)	252	0.8
Other expense	(81)	(0.2)	(7)	—
Total other income (expense), net	267	0.7	(155)	(0.5)
Net loss	$(7,074)	(19.3)%	$(11,475)	(37.0)%
Revenues
Revenues for the three months ended March 31, 2023, increased $5,657 or 18% to $36,664 as compared to $31,007 for the three months ended March 31, 2022. The increase in revenue was driven by an increase in unit volume of 10%, as well as a 4% increase in both prices and changes in product mix. The unit volume increase was attributed to growth in our core and active accounts. As of March 31, 2023, we had 994 active accounts, an increase of 8.5% from 916 at March 31, 2022 and as of March 31, 2023, we had core accounts of 350, an increase of 23% from 285 at March 31, 2022, excluding the impact of revenues from Avive.
Gross Profit
Gross profit for the three months ended March 31, 2023, increased $4,494 or 18% to $29,955 as compared to $25,461 for the three months ended March 31, 2022. Gross margin was 82% for the three months ended March 31, 2023, and 2022.
Costs and Expenses
Total costs and expenses increased $515 or 1% to $37,296 for the three months ended March 31, 2023, as compared to $36,781 for the three months ended March 31, 2022. The net increase in total costs and expenses was primarily the result of increased compensation costs of $1,350 partially offset by reduction in professional services and projects of $943.
Sales and marketing expenses increased $730 or 3% to $21,618 for the three months ended March 31, 2023, as compared to $20,888 for the three months ended March 31, 2022. This increase was primarily attributable to other services of $700.

Research and development expenses increased $404 or 6% to $6,679 for the three months ended March 31, 2023, as compared to $6,275 for the three months ended March 31, 2022. The increase was primarily due to product development and clinical expenses. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 56% and 50% of total research and development expense for the three months ended March 31, 2023, and 2022, respectively. Clinical trial expenses represented approximately 44% and 50% of total research and development expense the three months ended March 31, 2023, and 2022, respectively.
General and administrative expenses decreased $619 or 6% to $8,999 for the three months ended March 31, 2023, as compared to $9,618 for the three months ended March 31, 2022. The decrease was primarily due to lower professional services of $1,077, bad debt expense of $534, and merchant fees of $377, partially offset by an increase in net compensation of $1,605.
Other Income and Expense
Other income, net increased $422 to $267 for the three months ended March 31, 2023, as compared to other expense, net of $155 for the three months ended March 31, 2022. The net increase was driven by an increase in investment income of $595 and a decrease in interest expense of $338, partially offset by the change in fair value of derivatives of $437.
Investment income increased $595 to $549 for the three months ended March 31, 2023, as compared to an investment loss of $46 for the three months ended March 31, 2022. This change was primarily due to.increased interest rates.
Interest expense decreased $338 or 95% to $16 for the three months ended March 31, 2023, as compared to $354 for the three months ended March 31, 2022. The decrease was primarily due to capitalizing the interest expense related to the Credit Facility for the three months ended March 31, 2023. We recognized total interest expense of $2,147 and $1,742 in connection with the Credit Facility for the three months ended March 31, 2023, and 2022, respectively, of which $2,147 and $1,445 of this interest was capitalized to the construction costs of the APC Facility during the first quarter of 2023 and 2022, respectively. The increase in total interest expense over the prior period was the result of higher interest rates on the Credit Facility.
Income Taxes
We had no income tax expense or benefit during the three months ended March 31, 2023, and 2022 due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. We do not believe that there are any additional tax expenses or benefits currently available.
Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2022 Annual Report on Form 10-K. During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed.
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents and investments totaling $37,867. Our cash equivalents are comprised primarily of a money market mutual fund and our investments are comprised primarily of short-term commercial paper and U.S. Treasuries. Our cash and cash equivalents and investments decreased $10,922 from $48,789 at December 31, 2022, primarily as a result of operating activities and renovating the APC Facility.
We had working capital of $67,461 and a current ratio of 4.2x at March 31, 2023, compared to working capital of $74,322 and a current ratio of 4.1x at December 31, 2022. The decrease in our working capital at March 31, 2023, as compared to December 31, 2022, was primarily due to cash used in operations and to renovate the APC Facility, which is included in non-current assets and used in operations. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months.

Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(7,423)	$(11,051)
Investing activities	(786)	(7,241)
Financing activities	633	95
Net decrease in cash, cash equivalents, and restricted cash	$(7,576)	$(18,197)
Net Cash Used in Operating Activities
Net cash used in operating activities was $7,423 and $11,051 during the three months ended March 31, 2023, and 2022, respectively. The favorable change in net cash used in operating activities of $3,628, or 33%, is due to the decrease in net loss of $4,401, partially offset by the net unfavorable change of $595 in working capital accounts.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023, was $786 as compared to $7,241 for the three months ended March 31, 2022, a decrease of $6,455, or 89%. The decrease of net cash used in investing activities is principally due to the reduction in the net proceeds from the sale and purchase of investments totaling $5,395, the reduction in purchases of property and equipment of $733 and the reduction in purchases of intangible assets of $327 during the three months ended March 31, 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $633 and $95 for the three months ended March 31, 2023, and 2022, respectively, an increase of $538. The favorable change in net cash provided by financing activities was primarily due to the increase in proceeds from the exercise of stock options of $537 during the three months ended March 31, 2023.
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
Contractual Obligations and Forward-Looking Cash Requirements
•On July 9, 2019, we entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), pursuant to which CRB will renovate and retrofit the APC Facility. We anticipate spending between $1,700 to $2,700 in the remainder of 2023. See Note 12 - Commitments and Contingencies.
•In addition to the APC Facility capital expenditures, other capital expenditures on an annual basis generally range from $4,000 to $5,000 as a use of cash.
•We lease facilities in Florida, Ohio and Texas, and as of March 31, 2023, our total remaining obligation related to operating and financing lease payments was $36,206, of which $2,417 is due in the remainder of 2023. See Note 7 - Leases.

Credit Facilities
As of March 31, 2023, we had $50,000 outstanding in indebtedness under a credit facility; $35,000 maturing on June 30, 2027, and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of the London Interbank Offered Rate ("LIBOR") or 2.0% (12.25% as of March 31, 2023). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.0% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2022 Annual Report on Form 10-K.
The amount of interest expense on the outstanding debt is based on LIBOR. Changes in the LIBOR rate may affect our interest expense associated with the Credit Facility. Based on the outstanding balance of the Credit Facility as of March 31, 2023, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of approximately $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

PART II –OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
As disclosed in Note 12 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 12 - Commitments and Contingencies relating to legal proceedings is incorporated herein by reference.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2022, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

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

AXOGEN, INC.

Dated: May 9, 2023	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: May 9, 2023	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)