Form 10-Q
period 2023-06-30
Axogen, Inc.
filed 2023-08-08
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2023, the registrant had 42,983,584 shares of common stock outstanding.

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
•Our expectation that our request to the Food and Drug Administration ("FDA") for a rolling biologics license application ("BLA") submission for Avance Nerve Graft will occur early in the first quarter of 2024.
•Our expectation that the initial BLA submission for Avance Nerve Graft, if approved by the FDA, will begin , in the first quarter of 2024 with completion of the full submission by the second quarter of 2024;
•Our expectation that the BLA will be approved in the first half of 2025, subject to the rolling submission process being approved by the FDA;
•Our expectation that validation of and beginning tissue processing at the Axogen Processing Center ("APC Facility") will occur in the third quarter of 2023;
•Our expectation that we will incur between $2,000,000 to $3,000,000 in additional costs during the remainder of 2023 for the APC Facility;
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months;
•Our belief that any losses resulting from any claims, lawsuits, and proceedings are adequately covered by insurance or indemnified and are not expected to result in a material adverse effect on the Company’s financial condition, results of operation, or cash flow:
•Our estimates concerning the mix of scheduled procedures and emergent trauma procedures and our belief that the growth in scheduled procedures will continue to outpace emergent trauma procedure growth and continue to become a larger mix of our revenue over time; and
•Our expectation that we will fully launch the Axoguard HA+ Nerve Protector™ later this month.
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

2

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$23,219	$15,284
Restricted cash	6,252	6,251
Investments	11,312	33,505
Accounts receivable, net of allowance for doubtful accounts of $595 and $650, respectively	21,573	22,186
Inventory	21,237	18,905
Prepaid expenses and other	2,583	1,944
Total current assets	86,176	98,075
Property and equipment, net	87,459	79,294
Operating lease right-of-use assets	13,958	14,369
Intangible assets, net	4,048	3,649
Total assets	$191,641	$195,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$22,893	$22,443
Current maturities of long-term lease obligations	1,040	1,310
Total current liabilities	23,933	23,753

Long-term debt, net of debt discount and financing fees	46,154	45,712
Long-term lease obligations	20,131	20,405
Debt derivative liabilities	4,271	4,518
Total liabilities	94,489	94,388

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, 0.01 par value per share; 100,000,000 shares authorized; 42,979,541 and 42,445,517 shares issued and outstanding	430	424
Additional paid-in capital	370,036	360,155
Accumulated deficit	(273,314)	(259,580)
Total shareholders’ equity	97,152	100,999
Total liabilities and shareholders’ equity	$191,641	$195,387
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$38,155	$34,454	$74,819	$65,461
Cost of goods sold	7,228	6,284	13,937	11,830
Gross profit	30,927	28,170	60,882	53,631
Costs and expenses:
Sales and marketing	20,838	19,669	42,456	40,557
Research and development	7,363	7,022	14,043	13,296
General and administrative	9,628	9,403	18,627	19,021
Total costs and expenses	37,829	36,094	75,126	72,874
Loss from operations	(6,902)	(7,924)	(14,244)	(19,243)
Other income (expense):
Investment income (loss)	235	32	784	(15)
Interest expense	(148)	(249)	(164)	(603)
Change in fair value of derivatives	432	434	247	686
Other expense	(277)	(33)	(357)	(40)
Total other income (expense), net	242	184	510	28
Net loss	$(6,660)	$(7,740)	$(13,734)	$(19,215)

Weighted average common shares outstanding — basic and diluted	42,862,384	41,994,618	42,719,096	41,900,000
Loss per common share — basic and diluted	$(0.16)	$(0.18)	$(0.32)	$(0.46)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(13,734)	$(19,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,506	1,418
Amortization of right-of-use assets	642	859
Amortization of intangible assets	144	132
Amortization of debt discount and deferred financing fees	442	442
(Recovery of) provision for bad debt	(37)	550
Provision for inventory write-down	1,052	928
Change in fair value of derivatives	(247)	(686)
Investment (gains) loss	(578)	145
Stock-based compensation	8,344	7,588
Change in operating assets and liabilities:
Accounts receivable	650	(2,719)
Inventory	(3,384)	(3,458)
Prepaid expenses and other	(639)	(1,081)
Accounts payable and accrued expenses	(529)	(786)
Operating lease obligations	(762)	(856)
Cash paid for interest portion of finance leases	(1)	—
Net cash used in operating activities	(7,131)	(16,739)

Cash flows from investing activities:
Purchase of property and equipment	(8,719)	(9,086)
Purchase of investments	(10,203)	(6,024)
Proceeds from sale of investments	32,974	11,000
Cash payments for intangible assets	(516)	(852)
Net cash provided by (used in) investing activities	13,536	(4,962)

Cash flows from financing activities:
Cash paid for debt portion of finance leases	(12)	(1)
Proceeds from exercise of stock options and ESPP stock purchases	1,543	767
Net cash provided by financing activities	1,531	766
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,936	(20,935)
Cash, cash equivalents, and restricted cash, beginning of period	21,535	39,007
Cash, cash equivalents, and restricted cash, end of period	$29,471	$18,073

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$1,818	$1,817
Obtaining a right-of-use asset in exchange for a lease liability	$268	$700
Acquisition of intangible assets in accounts payable and accrued expenses	$326	$186
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended June 30, 2023
Balance at March 31, 2023	42,809,994	$428	$363,739	$(266,654)	$97,513
Net loss	—	—	—	(6,660)	(6,660)
Stock-based compensation	—	—	5,390	—	5,390
Issuance of restricted and performance stock units	57,659	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	111,888	1	908	—	909
Balance at June 30, 2023	42,979,541	$430	$370,036	$(273,314)	$97,152

Six Months Ended June 30, 2023
Balance at December 31, 2022	42,445,517	$424	$360,155	$(259,580)	$100,999
Net loss	—	—	—	(13,734)	(13,734)
Stock-based compensation	—	—	8,344	—	8,344
Issuance of restricted and performance stock units	296,378	4	(4)	—	—
Exercise of stock options and employee stock purchase plan	237,646	2	1,541	—	1,543
Balance at June 30, 2023	42,979,541	$430	$370,036	$(273,314)	$97,152

Three Months Ended June 30, 2022
Balance at March 31, 2022	41,972,987	$420	$345,538	$(242,107)	$103,851
Net loss	—	—	—	(7,740)	(7,740)
Stock-based compensation		—	4,910	—	4,910
Issuance of restricted and performance stock units	44,054	—	—	—	—
Exercise of stock options and employee stock purchase plan	117,463	—	669	—	669
Balance at June 30, 2022	42,134,504	$420	$351,117	$(249,847)	$101,690

Six Months Ended June 30, 2022
Balance at December 31, 2021	41,736,950	$417	$342,765	$(230,632)	112,550
Net loss	—	—	—	(19,215)	(19,215)
Stock-based compensation	—	—	7,588	—	7,588
Issuance of restricted and performance stock units	259,341	2	(2)	—	—
Exercise of stock options and employee stock purchase plan	138,213	1	766	—	767
Balance at June 30, 2022	42,134,504	$420	$351,117	$(249,847)	$101,690
See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)

1.Nature of Business
Axogen, Inc. (together with its wholly-owned subsidiaries, the “Company”) was incorporated in Minnesota and is the leader in the science, development and commercialization of the technologies used for peripheral nerve regeneration and repair. The Company's products include Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector, Axoguard Nerve Cap® and Axotouch® Two-Point Discriminator. The Company is headquartered in Florida. The Company has processing, warehousing, and distribution facilities in Texas and Ohio.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2023, and December 31, 2022, and for the three and six months ended June 30, 2023, and 2022. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company's markets for the remainder of fiscal year 2023.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company's cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what they believe to be credit-worthy financial institutions. As of June 30, 2023, $22,469 of the cash and cash equivalents balance was in excess of FDIC limits.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$23,219	$15,284
Restricted cash	6,252	6,251
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$29,471	$21,535
Property and Equipment, Net
Property and equipment, net are stated at historical cost less accumulated depreciation and amortization. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s estimated useful life or the remaining lease term. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to thirty-nine years.
Gains or losses on the disposition of property and equipment are recorded in the period incurred and recorded in general and administrative expenses on the condensed consolidated statements of operations.
Capitalized Interest
The interest cost on capital projects, including facilities build-outs, is capitalized and included in the cost of the project. Capitalization begins with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. For the three and six months ended June 30, 2023, and 2022, the Company capitalized $2,049 and $1,579, respectively, and $4,196 and $3,024, respectively, of interest expense into property and equipment.
Shipping and Handling
All shipping and handling costs, including facility and warehousing overhead, directly related to bringing the Company’s products to their final selling destination are included in sales and marketing expense. Shipping and handling costs included in sales and marketing expense were $1,284 and $2,740, and $1,214 and $2,532, for the three and six months ended, June 30, 2023, and 2022, respectively.
Recent Accounting Pronouncements
All other Accounting Standards Updates ("ASU's") issued and not yet effective as of December 31, 2022, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations except for the following:
New Accounting Pronouncements Recently Adopted
In December 2022, the Financial Accounting Standards Board issued ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2022-06 amended Accounting Standards Codification 848 Reference Rate Reform and ASU 2020 - 4, Reference Rate Reform. The amendment in ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform.
On June 29, 2023, the Company entered into an amendment ("the Amended Credit Facility") to its June 30, 2020, seven-year financing agreement, with Oberland Capital and its affiliates TPC Investments II LP and Argo LLC (the "Credit Facility"). Pursuant to the amendment, the Credit Facility was amended to transition the benchmark interest rate from LIBOR to Adjusted Term Secured Overnight Financing Rate ("SOFR") and corresponding changes to the mechanism for determining alternative rate of interest in the event that Adjusted Term SOFR is unavailable. Consequently, we updated the reference rate within our existing Credit Facility from three-month LIBOR to three-month SOFR plus 0.1% ("Adjusted SOFR"). Accounting Standard Codification ("ASC") 848, Reference Rate Reform, ("ASC 848") includes a provision in which a debt contract that is only a replacement of the reference rate is accounted for as a non-substantial modification. As a result, in the second quarter of 2023, we adopted ASC 848, which had no impact on our consolidated financial statements. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees for further discussion of the Amended Credit Facility.
3.     Inventory
Inventory consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$13,279	$12,651
Work in process	1,085	1,026
Raw materials	6,873	5,228
Inventory	$21,237	$18,905
The provision for inventory write-down is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Provision for inventory write-down	$471	$469	$1,052	$928
4.     Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Land	$731	$731
Building	7,009	—
Leasehold improvements	15,482	15,482
Processing equipment	4,597	4,227
Furniture and equipment	7,988	5,316
Projects in process	63,323	63,703
Finance lease right-of-use assets	131	131
Property and equipment, at cost	99,261	89,590
Less: accumulated depreciation and amortization	(11,802)	(10,296)
Property and equipment, net	$87,459	$79,294
Depreciation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$798	$713	$1,506	$1,418

5.     Intangible Assets, Net
Intangible assets consist of the following:

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$4,322	$(711)	$3,611	$3,792	$(621)	$3,170
License agreements	1,101	(1,068)	34	1,101	(1,014)	87
Total amortizable intangible assets	5,423	(1,779)	3,645	4,893	(1,635)	3,258

Unamortized intangible assets:
Trademarks	403	—	403	391	—	391
Total intangible assets	$5,827	$(1,779)	$4,048	$5,284	$(1,635)	$3,649
Amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization expense	$73	$63	$144	$132
As of June 30, 2023, future amortization of patents and license agreements is as follows:

Year Ending December 31,	(in thousands)
2023 (excluding the six months ended June 30, 2023)	$121
2024	208
2025	208
2026	207
2027	203
Thereafter	2,698
Total	$3,645
License Agreements
The Company has various license agreements that require the payment of royalty fees.
Royalty fee expense included in sales and marketing expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Royalty fee expense	$868	$766	$1,698	$1,439
6.     Fair Value Measurement
The following tables present the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022:

	June 30, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$16,521	$—	$—	$16,521
U.S. government securities	7,344	—	—	7,344
Commercial paper	—	3,968	—	3,968
Total assets	$23,865	$3,968	$—	$27,833

Liabilities:
Debt derivative liabilities	$—	$—	$4,271	$4,271
Total liabilities	$—	$—	$4,271	$4,271

	December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$10,354	$—	$—	$10,354
U.S. government securities	12,316	—	—	12,316
Commercial paper	—	21,189	—	21,189
Total assets	$22,669	$21,189	$—	$43,859

Liabilities:
Debt derivative liabilities	$—	$—	$4,518	$4,518
Total liabilities	$—	$—	$4,518	$4,518
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023, were as follows (in thousands):

Three Months Ended June 30, 2023
Balance, April 1, 2023	$4,703
Change in fair value included in net loss	(432)
Balance, June 30, 2023	$4,271

Six Months Ended June 30, 2023
Beginning Balance, January 1, 2023	$4,518
Change in fair value included in net loss	(247)
Ending Balance, June 30, 2023	$4,271
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

The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $46,154 and $51,366 at June 30, 2023, and $45,712 and $50,293 at December 31, 2022, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.
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
The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	June 30, 2023		December 31, 2022
Input
Remaining term (years)	4 years		4.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.1%		9.5% -12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	13.4%	(1)	13.9%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	June 30, 2023		December 31, 2022
Input
Remaining term (years)	5 years		5.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.1%		9.5% -12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	16.9%	(1)	17.56%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input

7.     Leases
The Company leases administrative, processing, research and distribution facilities through operating leases. Several of the leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
Operating lease expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$1,242	$1,355	$2,540	$2,763
Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate)	June 30, 2023	December 31, 2022
Operating Leases
Right-of-use operating assets	$13,958	$14,369
Current maturities of long-term lease obligations	$1,034	$1,303
Long-term lease obligations	$20,116	$20,387
Financing Leases
Right-of-use financing leases (1)	$30	$41
Current maturities of long-term lease obligations	$6	$7
Long-term lease obligations	$15	$18

Weighted average operating lease term (in years):	10.6	11
Weighted average financing lease term (in years):	3.8	4

Weighted average discount rate operating leases	10.74%	10.58%
Weighted average discount rate financing leases	12.27%	11.91%
(1) Financing leases are included in property and equipment, net on the condensed consolidated balance sheets.
Future minimum lease payments under operating and financing leases at June 30, 2023, are as follows:

(In thousands)
2023 (excluding six months ended June 30, 2023)	$1,620
2024	3,252
2025	3,336
2026	3,348
2027	3,046
Thereafter	21,588
Total	36,190
Less: Imputed interest	(15,019)
Total lease liability	21,171
Less: Current lease liability	(1,040)
Long-term lease liability	$20,131

New leases
The Company accounts for new leases in accordance with ASC 842, Leases.
On May 9, 2023, the Company entered into a Commercial Lease with JA-Cole L.P., with an effective date of May 9, 2023 (the "2023 JA-Cole Lease"). The 2023 JA-Cole Lease is for an additional 2,500 square feet of office and warehouse facility located in Burleson, Texas. The Commercial Lease has a commencement date of September 1, 2023, and an expiration date of September 30, 2027. The Company will value the 2015 JA-Cole Lease using an incremental borrowing rate and record a right-of-use asset and a lease liability on the commencement date.
Lease modifications
The Company accounts for lease revisions as a lease modification in accordance with ASC 842, Leases, when the modification effectively terminates the existing lease and creates a new lease.
On May 9, 2023, the Company entered into a Commercial Lease Amendment ("Amendment") with JA-Cole L.P., with an effective date of May 1, 2023, pursuant to the original Commercial Leases dated April 21, 2015, as amended (the "2015 JA-Cole Lease"). The 2015 JA-Cole Lease is for 15,000 square feet of office and warehouse facility located in Burleson, Texas. The Amendment revised the commencement date to May 1, 2023, and the expiration date to April 30, 2030. The Company valued the 2015 JA-Cole Lease using a 13.1% incremental borrowing rate and recorded a right-of-use asset and a lease liability of $268 as a result of this amendment.
8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(3,846)	(4,288)
Long-term debt, net of debt discount and financing fees	$46,154	$45,712
Credit Facility
On June 29, 2023, the Company amended its Credit Facility with Oberland Capital and its affiliates TPC Investments II LP and Argo LLC (collectively, the "Lender"). The term loan agreement for the Credit Facility was amended to transition the base interest rate from three month LIBOR to Adjusted SOFR. The Company obtained the first tranche of $35,000 at closing on June 30, 2020. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company.
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (12.68% at June 30, 2023). Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded $360 and $372 as interest expense for this Revenue Participation Agreement for the three months ended June 30, 2023, and 2022, respectively and $756 and $707 for the six months ended June 30, 2023, and 2022, respectively. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended June 30, 2023, and 2022, paid $1,602 and $1,201, respectively, and $3,134 and $2,388 for the six months ended June 30, 2023, and 2022, respectively, to the Lender. The Company capitalized interest of $2,049 and $1,579 for the three months ended June 30, 2023, and 2022, respectively, and $4,196 and $3,024 for the six months ended June 30, 2023, and 2022, towards the costs to construct and retrofit the Axogen Processing Center ("APC Facility") in Vandalia, Ohio. See Note 12 - Commitments and Contingencies. To date, the Company has capitalized interest of $15,625 related to this project. The capitalized interest is recorded as part of property and equipment, net in the condensed consolidated balance sheets. As of June 30, 2023, the Company was in compliance with all financial covenants.
Embedded Derivatives
The fair values of the debt derivative liabilities were $4,271 and $4,518 at June 30, 2023, and December 31, 2022, respectively. See Note 6 - Fair Value Measurement.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to long-term debt on the consolidated balance sheet.
Amortization of debt discount and deferred financing fees for the three months ended June 30, 2023, and 2022 was $223 and $223, respectively, and $442 and $442 for the six months ended June 30, 2023, and 2022, respectively.
Other Credit Facilities
The Company had restricted cash of $6,252 and $6,251 at June 30, 2023, and December 31, 2022, respectively. The June 30, 2023, and December 31, 2022, balances both include $6,000 and $250, which represent collateral for two irrevocable standby letters of credit.
9.     Stock-Based Compensation
The Company's stock-based compensation plans are described in Note 11. Stock-Based Compensation to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
During the fiscal year 2023, the following stock compensation was awarded to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan ("2019 Plan"), with the exception of the inducement shares awarded as inducements material to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Stock Options (1)	1st Quarter	1,046,800	$4.96
	2nd Quarter	2,200	$5.64

Restricted Stock Units (2)	1st Quarter	1,129,718	$8.39
	2nd Quarter	33,850	$9.06

Performance Stock Units (3)(5)	1st Quarter	744,000	$8.27

Inducement Shares (4)(5)	1st Quarter
Stock Options		150,000	$4.92
Restricted Stock Units		75,000	$8.16
(1) Options awarded to officers and employees during the first and second quarter, vest over a four-year period.
(2) Restricted stock units awarded to officers and employees during the first and second quarters, vest over a four-year period. Upon vesting, the outstanding number of restricted stock units vested are converted into common stock.
(3) Performance shares were issued to officers and employees during the first quarter. Vesting occurs over a three-year performance period. Participants will earn from 0% to 150% upon achievement of the target depending on the attainment of specific revenue goals. The maximum number of units that can be issued under this award is 1,116,000.

(4) Inducement shares were issued to two officers during the first quarter, as inducements material to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Vesting for both the stock options and restricted stock units are over a four-year period.
(5) No performance stock units or inducement shares were granted in the second quarter of 2023.
Total stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$5,390	$4,910	$8,344	$7,588
10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(6,660)	$(7,740)	$(13,734)	$(19,215)
Denominator:
Weighted-average common shares outstanding (Basic)	42,862,384	41,994,618	42,719,096	41,900,000
Weighted-average common shares outstanding (Diluted)	42,862,384	41,994,618	42,719,096	41,900,000
Net loss per common share (Basic and Diluted)	$(0.16)	$(0.18)	$(0.32)	$(0.46)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	3,957,156	3,796,254	3,679,109	3,377,594
Restricted stock units	251,112	591,824	343,089	574,431
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company was in a net income position.
11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three and six months ended June 30, 2023, and 2022 due to the generation of net operating losses, the benefits of which have been fully reserved.
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

12.     Commitments and Contingencies
Service Agreements
The Company pays Community Blood Center, (d/b/a Community Tissue Service) ("CTS") a facility fee for the use of clean rooms, storage and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. The Company paid $582 and $622 for the three months ended June 30, 2023, and 2022, respectively, and $1,311 and $1,245 during the six months ended June 30, 2023, and 2022, respectively, related to the agreement with CTS. The agreement terminates on December 31, 2023, subject to earlier termination by either party at any time for cause, or without cause upon six months prior notice. The Company expects to reduce its utilization of CTS in the second half of 2023.
In December 2011, the Company entered into a Master Services Agreement for clinical research and related services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company's phase 3 pivotal clinical trial to support the biologics license application ("BLA") for Avance Nerve Graft. Payments made under this agreement were $56 and $356 for the three months ended June 30, 2023, and 2022, respectively and $168 and $684 for the six months ended June 30, 2023, and 2022, respectively.
Axogen Processing Center Facility
The Company is highly dependent on the continued availability of its processing facilities at the CTS facility in Dayton, Ohio and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.
On July 31, 2018, the Company purchased the APC Facility in Vandalia, Ohio, located near the CTS processing facility where Avance Nerve Graft is currently processed. The APC Facility, when and if operational, will be the new processing facility for Avance Nerve Graft to provide continued capacity for growth and to support the transition of Avance Nerve Graft from a human cellular and tissue-based product to a biologic product. The APC Facility is comprised of a 107,000 square foot building on approximately 8.6 acres of land. The Company paid $731 for the land, and this is recorded as land within Property and equipment, net on the condensed consolidated balance sheets. The Company paid $4,300 for the building and this is recorded within Property and equipment, net on the condensed consolidated balance sheets.
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), pursuant to which CRB will renovate and retrofit the APC Facility. For the three and six months ended June 30, 2023, the Company recorded $1,640 and $3,239, respectively, related to renovations and design and build in projects in progress. The Company has recorded $49,593 to date related to this project. In addition to these project costs, the Company has capitalized interest of $2,049 and $4,196 for the three and six months ended June 30, 2023. To date, the Company has capitalized interest of $15,625 related to this project. During the three months ended June 30, 2023, the Company completed construction of the APC Facility and placed $8,020 into service related to the warehouse and office spaces. These costs were recorded to their respective asset category in Property and equipment, net on the condensed consolidated balance sheet. The Company expects to complete final validation of the tissue processing center and begin operations during the third quarter of this year. The costs related to the tissue processing center are recorded in projects in process in Property and equipment, net on the condensed consolidated balance sheet. The Company anticipates recording an additional $2,000 to $3,000 in the remainder of 2023.
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. The economic development grants are subject to certain job creation milestones to be reached by December 31, 2023, and have clawback clauses if the Company does not meet the job creation milestones. The Company has requested extensions from the grant authorities to extend the job creation milestone date and has not yet received any decisions regarding whether the extensions will be granted. As of June 30, 2023, the Company has received $1,188 from the cash grants and has a grant receivable of $287 recorded in receivables on the condensed consolidated balance sheets.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $4,271 as of June 30, 2023. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon the four potential settlement scenarios for the Credit Facility. The estimated settlement value of each scenario, which includes any required make-whole payment, is then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the four scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027, and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
The Company is aware that the Lender may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Credit Facility. The Company estimates the top end of the range of the make-whole payments if the debt is held to scheduled maturity under an alternative interpretation to be approximately $9,000 for the first tranche of the Credit Facility due on June 30, 2027, and approximately $4,000 for the second tranche of the Credit Facility due on June 30, 2028. Further, if the debt is prepaid prior to the scheduled maturity dates and subject to the alternative interpretation, the make-whole payment would be larger than the amounts herein.
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
13. Subsequent Events
On August 4, 2023, Axogen Corporation ("AC") entered into an amendment, effective as of August 4, 2023 ("Supply Agreement Amendment") to the Nerve End Cap Commercial Supply Agreement, dated June 27, 2017 (the "Supply Agreement") entered into by and between AC and Cook Biotech Incorporated ("Cook"). Pursuant to the Supply Agreement Amendment, the term of the Supply Agreement was extended through December 31, 2030.
On August 4, 2023, AC also entered into a third amendment, effective as of August 4, 2023 ("Distribution Agreement Amendment"), to the Distribution Agreement, dated August 27, 2008 (the "Distribution Agreement") entered into by and between AC and Cook, as amended on February 24, 2012, October 10, 2014, and February 26, 2018. Pursuant to the Distribution Agreement Amendment, the term of the Distribution Agreement was extended through December 31, 2030.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K. All dollar amounts in the discussion and analysis, unless noted otherwise, are presented in thousands.
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
Product Portfolio
•Avance® Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site.
•Axoguard Nerve Connector®, a porcine (pig) submucosa extracellular matrix ("ECM") coaptation aid for tensionless repair of severed peripheral nerves.
•Axoguard Nerve Protector®, a porcine submucosa ECM product used to wrap and protect damaged peripheral nerves and reinforce the nerve reconstruction while preventing soft tissue attachments.
•Axoguard HA+ Nerve Protector™, is comprised of a processed porcine submucosa ECM base layer with a hyaluronate-alginate gel coating designed to provide short- and long-term protection for peripheral nerve injuries. The gel layer facilitates enhanced nerve gliding to aid in minimizing soft tissue attachments, while the base layer is remodeled into a long-term protective tissue layer.
•Axoguard Nerve Cap®, a porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma.
•Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin.
Our portfolio of products is currently available in the United States, Canada, Germany, United Kingdom, Spain and several other European, Asian and Latin American countries.
Revenue from the distribution of our nerve repair products, Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, and Axoguard Nerve Cap®, in the United States ("U.S.") is the main contributor to our total reported sales and have been the key component of our growth to date.
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
We have observed that surgeons are initially cautious adopters of nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of June 30, 2023, we had

974 active accounts, an increase of 3.5% from 941 as of June 30, 2022, and a decrease of 1.1% from 985 compared to March 31, 2023. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 35% of our revenue.
Core accounts are defined as accounts that have purchased at least $100,000 in the past twelve months. As of June 30, 2023, we had 347 core accounts, an increase of 16% from 299 as of June 30, 2022, and a decrease of 0.9% from 350 compared to March 31, 2023. These core accounts represented approximately 60% of our revenue in the quarter, which has remained consistent over the past two years.
Our business was originally anchored in emergent trauma and over the past several years we have introduced a number of new nerve repair applications that utilize our Avance and Axoguard product lines. These new applications share common characteristics that now lead us to think about our business along two primary categories, scheduled non-trauma (“Scheduled”) procedures, and emergent trauma (“Emergent”) procedures.
Scheduled procedures are generally characterized as procedures where a patient is seeking relief of a condition caused by a nerve defect or surgical procedure. These include breast reconstruction following a mastectomy, nerve reconstruction following the surgical removal of painful neuromas, oral and maxillofacial procedures, and nerve decompression.
The nature of Scheduled procedures affords patients the opportunity to actively search for treatment options and advocate for solutions that may improve quality of life following the procedure. For example, in breast reconstruction, this may include prioritizing neurotization as a part of their treatment plan. These procedures lend themselves to standardization of surgical techniques and more consistent nerve repair algorithms. In addition, these patients are likely to engage in extended follow-up evaluations with their physicians.
Emergent procedures generally result from injuries that initially present in an emergency room. These procedures are typically referred to and completed by a specialist either immediately or within a few days following the initial injury. Given the emergent and diverse nature of traumatic injuries, the required repair algorithm and procedure scheduling can be highly variable, and follow-up evaluations are generally inconsistent.
While the various applications can have unique surgeon customers, the procedures are often performed in the same accounts and use the same family of Axogen products. Scheduled procedures typically have a higher value of Axogen products used per procedure as compared to routine trauma; and, given the planned nature of these procedures, there is a higher level of predictability and are generally additive to our sales rep productivity.
Reporting by application has historically been challenging. However, we have recently developed improved analytical tools that we believe allow us to better monitor product utilization data within accounts and generate improved estimates of our revenue by application. We estimate revenue by application using the information received from hospitals and sales representatives based on assumptions regarding specific surgeon practice and account information. Accordingly, the accuracy of our estimates is subject to the limited data we receive and the accuracy of those assumptions.
We estimate that the mix of Scheduled and Emergent procedures for fiscal year 2022 was approximately 45% Scheduled and 55% Emergent. In the first half of 2023, the mix has shifted to approximately 50% Scheduled and 50% Emergent; and we expect Scheduled procedure growth will continue to outpace Emergent procedure growth and continue to become a larger mix of our revenue over time.
Summary of Operational and Business Highlights
•Revenues were $38,155 for the quarter ended June 30, 2023, an increase of $3,701 or 10.7% compared to the quarter ended June 30, 2022.
•We estimate revenues from Scheduled procedures represent approximately half of total revenues for the quarter ended June 30, 2023 and grew over 20% from the quarter ended June 30, 2022.
•We estimate revenues from Emergent procedures represent approximately half of total revenues for the quarter ended June 30, 2023 and grew in the low single digit percent range from the quarter ended June 30, 2022.
•Gross profit was $30,927 for the quarter ended June 30, 2023, an increase of $2,757 or 9.8% compared to the quarter ended June 30, 2022.
•We had 115 direct sales representatives as of June 30, 2023, and December 31, 2022.

•We successfully initiated the pilot launch of the Axoguard HA+ Nerve Protector™ in the quarter ended June 30, 2023 and expect to fully launch this extension of its nerve protection platform later this month.
•We ended the quarter with over 200 peer-reviewed clinical publications featuring our nerve repair product portfolio.
•We completed construction of the APC and in the second quarter of 2023 placed into service the warehouse and office spaces, and now expect to begin processing tissue in the APC in the third quarter of 2023.
•We will include tissue processing information from the APC in our submission of the BLA for Avance Nerve Graft. Additionally, we will request the utilization of a rolling submission process with the FDA at a pre-BLA meeting that is expected to occur by early first quarter 2024. If the rolling BLA submission is approved by the FDA, we expect to begin the rolling submission in the first quarter of 2024 and complete the full submission in the second quarter of 2024. We also expect, if the BLA submission proceeds in accordance with this timeline, this process will support BLA approval in the first half of 2025.

Results of Operations
Comparison of the Three Months Ended June 30, 2023, and 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$38,155	100.0%	$34,454	100.0%
Cost of goods sold	7,228	18.9	6,284	18.2
Gross profit	30,927	81.1	28,170	81.8
Costs and expenses
Sales and marketing	20,838	54.6	19,669	57.1
Research and development	7,363	19.3	7,022	20.4
General and administrative	9,628	25.2	9,403	27.3
Total costs and expenses	37,829	99.1	36,094	104.8
Loss from operations	(6,902)	(18.1)	(7,924)	(23.0)
Other income (expense):
Investment income	235	0.6	32	0.1
Interest expense	(148)	(0.4)	(249)	(0.7)
Change in fair value of derivatives	432	1.1	434	1.3
Other expense	(277)	(0.7)	(33)	(0.1)
Total other income, net	242	0.6	184	0.5
Net loss	$(6,660)	(17.5)%	$(7,740)	(22.5)%
Revenues
Revenues for the three months ended June 30, 2023, increased $3,701 or 11% to $38,155 as compared to $34,454 for the three months ended June 30, 2022. The increase in revenue was driven by an increase in unit volume of 6%, a 4.0% increase in prices and 1.2% increase from changes in product mix.
Gross Profit
Gross profit for the three months ended June 30, 2023, increased $2,757 or 10% to $30,927 as compared to $28,170 for the three months ended June 30, 2022. Gross margin was 81% and 82% for the three months ended June 30, 2023, and 2022, respectively.
Costs and Expenses
Total costs and expenses increased $1,735 or 5% to $37,829 for the three months ended June 30, 2023, as compared to $36,094 for the three months ended June 30, 2022. The net increase in total costs and expenses was primarily the result of increased compensation costs of $1,824 and marketing programs of $326, partially offset by reduction in research and development projects of $342.
Sales and marketing expenses increased $1,169 or 6% to $20,838 for the three months ended June 30, 2023, as compared to $19,669 for the three months ended June 30, 2022. This increase was primarily attributable to other services of $496, marketing programs of $326 and compensation costs of $306.

Research and development expenses increased $341 or 5% to $7,363 for the three months ended June 30, 2023, as compared to $7,022 for the three months ended June 30, 2022. The increase was primarily due to product development and clinical expenses. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 58% and 51% of total research and development expense for the three months ended June 30, 2023, and 2022, respectively. Clinical trial expenses represented approximately 42% and 49% of total research and development expense the three months ended June 30, 2023, and 2022, respectively.
General and administrative expenses increased $225 or 2% to $9,628 for the three months ended June 30, 2023, as compared to $9,403 for the three months ended June 30, 2022. The increase was primarily due to compensation costs of $1,627 offset by lower insurance fees of $438, professional services of $431, merchant fees of $298 and other, net of $227.
Other Income and Expense
Other income, net increased $58 or 32% to $242 for the three months ended June 30, 2023, as compared to other income, net of $184 for the three months ended June 30, 2022. The net increase was due to an increase in investment income of $203 and a decrease in interest expense of $101 partially offset by an increase in other expenses of $240.
Investment income increased $203 to $235 for the three months ended June 30, 2023, as compared to an investment income of $32 for the three months ended June 30, 2022. This change was primarily due to an increase in interest rates.
Interest expense decreased $101 or 41% to $148 for the three months ended June 30, 2023, as compared to $249 for the three months ended June 30, 2022. The decrease was primarily due to capitalizing the interest expense related to the Credit Facility for the three months ended June 30, 2023. We recognized total interest expense of $1,824 and $1,795 in connection with the Credit Facility for the three months ended June 30, 2023, and 2022, respectively, of which $2,049 and $1,579 of this interest was capitalized to the construction costs of the APC Facility during the second quarter of 2023 and 2022, respectively.
Taxes
We had no income tax expense or benefit during the three months ended June 30, 2023, and 2022 due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Six Months Ended June 30, 2023, and 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$74,819	100.0%	$65,461	100.0%
Cost of goods sold	13,937	18.6%	11,830	18.1%
Gross profit	60,882	81.4%	53,631	81.9%
Costs and expenses
Sales and marketing	42,456	56.7%	40,557	62.0%
Research and development	14,043	18.8%	13,296	20.3%
General and administrative	18,627	24.9%	19,021	29.1%
Total costs and expenses	75,126	100.4%	72,874	111.3%
Loss from operations	(14,244)	(19.0)%	(19,243)	(29.40)
Other income (expense):
Investment income (loss)	784	1.0%	(15)	—%
Interest expense	(164)	(0.2)%	(603)	(0.9)%
Change in fair value of derivatives	247	0.3%	686	1.0%
Other expense	(357)	(0.5)%	(40)	(0.1)%
Total other income, net	510	0.7%	28	—%
Net loss	$(13,734)	(18.4)%	$(19,215)	(29.4)%

Revenues
Revenues for six months ended June 30, 2023, increased $9,358 or 14.3% to $74,819 as compared to $65,461 for the six months ended June 30, 2022. The increase in revenue was driven by an increase in unit volume of 8% as well as a 4% increase in prices and 3% in product mix.
Gross Profit
Gross profit for the six months ended June 30, 2023, increased $7,251 or 14% to $60,882 as compared to $53,631 for the six months ended June 30, 2022. Gross margin was 81% and 82% for the six months ended June 30, 2023, and 2022, respectively.
Costs and Expenses
Total costs and expenses increased $2,252 or 3% to $75,126 for the six months ended June 30, 2023, as compared to $72,874 for the six months ended June 30, 2022. The net increase in total costs and expenses was primarily the result of increased compensation costs of $3,174, marketing programs of $463 and occupancy costs of $303 partially offset by reduction in projects of $862 and professional services of $739.
Sales and marketing expenses increased $1,899 or 5% to $42,456 for the six months ended June 30, 2023, as compared to $40,557 for the six months ended June 30, 2022. This increase was primarily attributable to other services of $1,196, marketing programs of $463 and travel of $204.
Research and development expenses increased $747 or 6% to $14,043 for the six months ended June 30, 2023, as compared to $13,296 for the six months ended June 30, 2022. The increase was primarily due to product development and clinical expenses. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 57% and 51%

of total research and development expense for the six months ended June 30, 2023, and 2022, respectively. Clinical trial expenses represented approximately 42% and 49% of total research and development expense for the six months ended June 30, 2023, and 2022, respectively.
General and administrative expenses decreased $394 or 2% to $18,627 for the six months ended June 30, 2023, as compared to $19,021 for the six months ended June 30, 2022. The decrease was primarily due to lower professional services of $1,489, merchant fees of $675, bad debt expense of $586, insurance expense of $553 and other services of $327 partially offset by an increase in net compensation costs of $3,233.
Other Income and Expense
Other income, net increased $482 to $510 for the six months ended June 30, 2023, as compared to other expense, net of $28 for the six months ended June 30, 2022. The net increase was driven by an increase in investment income of $799 and income and a decrease in interest expense of $439, partially offset by an increase in other expense of $317 and the change in fair value of derivatives of $439.
Investment income increased $799 to $784 for the six months ended June 30, 2023, as compared to an investment loss of $15 for the six months ended June 30, 2022. This change was primarily due to increased interest rates.
Interest expense decreased $439 to $164 for the six months ended June 30, 2023, as compared to $603 for the six months ended June 30, 2022. The decrease was primarily due to capitalizing the interest expense related to APC for the six months ended June 30, 2023. We recognized total interest expense of $2,830 and $3,537 in connection with the Credit Facility for the six months ended June 30, 2023, and 2022, respectively, of which $4,196 and $3,024 of this interest was capitalized to the construction costs of the APC Facility during the six months ended June 30, 2023, and 2022, respectively. The increase in total interest expense over the prior period was the result of higher interest rates on the Credit Facility.
Income Taxes
We had no income tax expense or benefit during the six months ended June 30, 2023, and 2022 due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. We do not believe that there are any additional tax expenses or benefits currently available.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting estimates that require the use of estimates and judgments in preparing the financial statements was provided in our 2022 Annual Report on Form 10-K. During the quarter covered by this report, there were no material changes to the accounting estimates and assumptions previously disclosed.
Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents and investments totaling $34,531. Our cash equivalents are comprised primarily of a money market mutual fund and our investments consist of primarily short-term commercial paper and U.S. Treasuries. Our cash and cash equivalents and investments decreased $14,258 from $48,789 at December 31, 2022, primarily as a result of operating activities and renovating the APC Facility.
We had working capital of $62,243 and a current ratio of 3.6x at June 30, 2023, compared to working capital of $74,322 and a current ratio of 4.1x at December 31, 2022. The decrease in our working capital at June 30, 2023, as compared to December 31, 2022, was primarily due to cash used in operations and to renovate the APC Facility, which is included in non-current assets and used in operations. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months.

Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(7,131)	$(16,739)
Investing activities	13,536	(4,962)
Financing activities	1,531	766
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,936	$(20,935)
Net Cash Used in Operating Activities
Net cash used in operating activities was $7,131 and $16,739 during the six months ended June 30, 2023, and 2022, respectively. The favorable change in net cash used in operating activities of $9,608, or 57%, is due to the decrease in net loss of $5,481 and the net favorable change of $4,234 in working capital accounts.
Net Cash Used in Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023, was $13,536 as compared to net cash used in investing activities of $4,962 for the six months ended June 30, 2022, an increase of $18,498, or 373%. The increase of net cash provided by investing activities is principally due to the increase in the net proceeds from the sale and purchase of investments totaling $17,795, the reduction in purchases of property and equipment of $366 and the reduction in purchases of intangible assets of $336 during the six months ended June 30, 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1,531 and $766 for the six months ended June 30, 2023, and 2022, respectively, an increase of $765. The favorable change in net cash provided by financing activities was primarily due to the increase in proceeds from the exercise of stock options of $776 during the six months ended June 30, 2023.
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
Contractual Obligations and Forward-Looking Cash Requirements
•On July 9, 2019, we entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), pursuant to which CRB will renovate and retrofit the APC Facility. We anticipate spending between $2,000 to $3,000 in the remainder of 2023. See Note 12 - Commitments and Contingencies.
•In addition to the APC Facility capital expenditures, other capital expenditures on an annual basis generally range from $4,000 to $5,000 as a use of cash.
•We lease facilities in Florida, Ohio and Texas, and as of June 30, 2023, our total remaining obligation related to operating and financing lease payments was $36,190, of which $1,620 is due in the remainder of 2023. See Note 7 - Leases.
Credit Facilities
As of June 30, 2023, we had $50,000 outstanding in indebtedness under a credit facility: $35,000 maturing on June 30, 2027, and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of three-month SOFR plus 0.1% ("Adjusted SOFR") or 2.0% (12.68% as of June 30, 2023). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.0% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2022 Annual Report on Form 10-K.
The amount of interest expense on the outstanding debt is based on Adjusted SOFR. Changes in the Adjusted SOFR rate may affect our interest expense associated with the Credit Facility. Based on the outstanding balance of the Credit Facility as of June 30, 2023, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of approximately $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2022, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline, and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
Supply Agreement and Distribution Agreement Amendments
On August 4, 2023, Axogen Corporation ("AC") entered into an amendment, effective as of August 4, 2023 ("Supply Agreement Amendment") to the Nerve End Cap Commercial Supply Agreement, dated June 27, 2017 (the "Supply Agreement") entered into by and between AC and Cook Biotech Incorporated ("Cook"). Pursuant to the Supply Agreement Amendment, the term of the Supply Agreement was extended through December 31, 2030.
On August 4, 2023, AC also entered into a third amendment, effective as of August 4, 2023 ("Distribution Agreement Amendment"), to the Distribution Agreement, dated August 27, 2008 (the "Distribution Agreement") entered into by and between AC and Cook, as amended on February 24, 2012, October 10, 2014, and February 26, 2018. Pursuant to the Distribution Agreement Amendment, the term of the Distribution Agreement was extended through December 31, 2030.

Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, our Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K as noted below:

			Trading Arrangement
Name and Title	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Securities to be Sold	Expiration Date
Maria Martinez, Chief Human Resource Officer	Adopt	6/15/2023	X		39,174	6/15/2024
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 1 to the Term Loan Agreement, dated as of June 30, 2023, among Axogen, Inc., Axogen Corporation, Axogen Processing Corporation, TPC Investments II LP and Argo SA LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2023).

10.2†	Amendment to the Nerve End Cap Commercial Supply Agreement dated as of August 4, 2023, among Axogen Corporation and Cook Biotech Incorporated.

10.3 †	Amendment No. 3 to the Distribution Agreement dated as of August 4, 2023, among Axogen Corporation and Cook Biotech Incorporated.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover pages do not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
†     Filed herewith.
††   Furnished herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: August 8, 2023	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: August 8, 2023	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)