Form 10-Q
period 2023-09-30
Axogen, Inc.
filed 2023-11-07
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2023, the registrant had 43,043,606 shares of common stock outstanding.

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
The forward-looking statements in this Form 10-Q include, but are not limited to the following:
•Our intention not to pursue regulatory approval for Avive and to focus efforts on Avive+ Soft Tissue MatrixTM ("Avive+");
•Our expectations regarding the timing of manufacturing of Avive+, our expectation to launch Avive+ in the first quarter of 2024, our ability to market Avive+, and our expectations that Avive+ will, and will continue to, be regulated solely under Section 361 of the Public Health Service Act;
•Our expectation that a Pre-BLA meeting with the FDA will occur in early first quarter 2024;
•Our expectation that our request to the Food and Drug Administration ("FDA") for a rolling biologics license application ("BLA") submission for Avance Nerve Graft will occur in the first quarter of 2024;
•Our expectation that the initial BLA submission for Avance Nerve Graft, if approved by the FDA, will begin, in the first quarter of 2024 with completion of the full submission by the second quarter of 2024;
•Our expectation that the BLA will be approved in the first half of 2025, subject to the rolling submission process being approved by the FDA;
•Our expectation that we will have have more than 30 teams trained in implant-based Resentation by the end of the year;
•Our expectation that we will reduce our utilization of Community Blood Center's ("CTS") clean rooms, storage, and office space for Avance in 2023, and continue to utilize CTS beyond 2023 for Avive+;
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months;
•Our belief that any losses resulting from any claims, lawsuits, and proceedings are adequately covered by insurance or indemnified and are not expected to result in a material adverse effect on the Company’s financial condition, results of operation, or cash flow; and
•Our estimates concerning the mix of scheduled procedures and emergent trauma procedures and our belief that the growth in scheduled procedures will continue to outpace emergent trauma procedure growth and continue to become a larger mix of our revenue over time.
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

2

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,094	$15,284
Restricted cash	6,002	6,251
Investments	1,494	33,505
Accounts receivable, net of allowance for doubtful accounts of $319 and $650, respectively	23,263	22,186
Inventory	23,019	18,905
Prepaid expenses and other	2,567	1,944
Total current assets	87,439	98,075
Property and equipment, net	89,030	79,294
Operating lease right-of-use assets	13,873	14,369
Intangible assets, net	4,288	3,649
Total assets	$194,630	$195,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,550	$22,443
Current maturities of long-term lease obligations	1,096	1,310
Total current liabilities	26,646	23,753

Long-term debt, net of debt discount and financing fees	46,378	45,712
Long-term lease obligations	19,927	20,405
Debt derivative liabilities	3,869	4,518
Total liabilities	96,820	94,388

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, 0.01 par value per share; 100,000,000 shares authorized; 43,039,399 and 42,445,517 shares issued and outstanding	430	424
Additional paid-in capital	374,783	360,155
Accumulated deficit	(277,403)	(259,580)
Total shareholders’ equity	97,810	100,999
Total liabilities and shareholders’ equity	$194,630	$195,387
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$41,271	$36,959	$116,090	$102,420
Cost of goods sold	8,043	6,176	21,980	18,006
Gross profit	33,228	30,783	94,110	84,414
Costs and expenses:
Sales and marketing	21,429	19,792	63,885	60,349
Research and development	6,989	7,050	21,032	20,347
General and administrative	8,835	8,796	27,461	27,817
Total costs and expenses	37,253	35,638	112,378	108,513
Loss from operations	(4,025)	(4,855)	(18,268)	(24,099)
Other income (expense):
Investment income	367	186	1,151	172
Interest expense	(827)	(61)	(992)	(664)
Change in fair value of derivatives	402	469	649	1,155
Other expense	(6)	(57)	(363)	(97)
Total other (expense) income, net	(64)	537	445	566
Net loss	$(4,089)	$(4,318)	$(17,823)	$(23,533)

Weighted average common shares outstanding — basic and diluted	43,022,328	42,220,519	42,821,284	42,008,013
Loss per common share — basic and diluted	$(0.10)	$(0.10)	$(0.42)	$(0.56)
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(17,823)	$(23,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,660	2,182
Amortization of right-of-use assets	826	1,303
Amortization of intangible assets	214	198
Amortization of debt discount and deferred financing fees	666	667
(Recovery of) provision for bad debt	(311)	566
Provision for inventory write-down	1,841	1,381
Change in fair value of derivatives	(649)	(1,155)
Investment (gains) loss	(660)	44
Stock-based compensation	13,091	11,437
Change in operating assets and liabilities:
Accounts receivable	(766)	(3,695)
Inventory	(5,955)	(3,804)
Prepaid expenses and other	(623)	(828)
Accounts payable and accrued expenses	3,012	(870)
Operating lease obligations	(1,012)	(1,320)
Cash paid for interest portion of finance leases	(2)	(1)
Contract and other liabilities	(14)	—
Net cash used in operating activities	(5,505)	(17,428)

Cash flows from investing activities:
Purchase of property and equipment	(12,409)	(13,456)
Purchase of investments	(10,203)	(24,607)
Proceeds from sale of investments	42,874	37,100
Cash payments for intangible assets	(732)	(1,028)
Net cash provided by (used in) investing activities	19,530	(1,991)

Cash flows from financing activities:
Cash paid for debt portion of finance leases	(7)	(9)
Proceeds from exercise of stock options and ESPP stock purchases	1,543	990
Net cash provided by financing activities	1,536	981
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,561	(18,438)
Cash, cash equivalents, and restricted cash, beginning of period	21,535	39,007
Cash, cash equivalents, and restricted cash, end of period	$37,096	$20,569

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$325	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$853	$2,090
Obtaining a right-of-use asset in exchange for a lease liability	$366	$920
Obtaining of property and equipment in exchange for a lease liability	$—	$22
Acquisition of intangible assets in accounts payable and accrued expenses	$420	$177
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended September 30, 2023
Balance at June 30, 2023	42,979,541	$430	$370,036	$(273,314)	97,152
Net loss	—	—	—	(4,089)	(4,089)
Stock-based compensation	—	—	4,747	—	4,747
Issuance of restricted and performance stock units	59,858	—	—	—	—
Balance at September 30, 2023	43,039,399	$430	$374,783	$(277,403)	$97,810

Nine Months Ended September 30, 2023
Balance at December 31, 2022	42,445,517	$424	$360,155	$(259,580)	$100,999
Net loss	—	—	—	(17,823)	(17,823)
Stock-based compensation	—	—	13,091	—	13,091
Issuance of restricted and performance stock units	356,236	4	(4)	—	—
Exercise of stock options and employee stock purchase plan	237,646	2	1,541	—	1,543
Balance at September 30, 2023	43,039,399	$430	$374,783	$(277,403)	$97,810

Three Months Ended September 30, 2022
Balance at June 30, 2022	42,134,504	$420	$351,117	$(249,847)	$101,690
Net loss	—	—	—	(4,318)	(4,318)
Stock-based compensation	—	—	3,849	—	3,849
Issuance of restricted and performance stock units	55,934	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	81,785	2	222	—	224
Balance at September 30, 2022	42,272,223	$423	$355,187	$(254,165)	$101,445

Nine Months Ended September 30, 2022
Balance at December 31, 2021	41,736,950	$417	$342,765	$(230,632)	112,550
Net loss	—	—	—	(23,533)	(23,533)
Stock-based compensation	—	—	11,437	—	11,437
Issuance of restricted and performance stock units	315,275	3	(3)	—	—
Exercise of stock options and employee stock purchase plan	219,998	3	988	—	991
Balance at September 30, 2022	42,272,223	$423	$355,187	$(254,165)	$101,445
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2023, and December 31, 2022, and for the three and nine months ended September 30, 2023, and 2022. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company's markets for the remainder of fiscal year 2023. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company's cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what they believe to be credit-worthy financial institutions. As of September 30, 2023, $30,344 of the cash and cash equivalents balance was in excess of FDIC limits.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$31,094	$15,284
Restricted cash	6,002	6,251
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$37,096	$21,535
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
Capitalized Interest
The interest cost on capital projects, including facilities build-outs, is capitalized and included in the cost of the project. Capitalization begins with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. For the three and nine months ended September 30, 2023, and 2022, the Company capitalized $1,043 and $1,450, respectively, and $5,240 and $4,474, respectively, of interest expense into property and equipment.
Shipping and Handling
All shipping and handling costs, including facility and warehousing overhead, directly related to bringing the Company’s products to their final selling destination are included in sales and marketing expense. Shipping and handling costs included in sales and marketing expense were $952 and $1,330, for the three months ended September 30, 2023, and 2022, respectively, and $3,693 and $3,863, for the nine months ended September 30, 2023, and 2022, respectively.
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
Accounting Pronouncements Recently Adopted
In December 2022, the Financial Accounting Standards Board issued ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2022-06 amended Accounting Standards Codification 848 Reference Rate Reform and ASU 2020 - 4, Reference Rate Reform. The amendment in ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform. The Company early adopted ASU 2022-06 in the second quarter of 2023 and the adoption of this accounting standard did not have an impact on the Company's condensed consolidated financial statements.

3.     Inventory
Inventory consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Finished goods	$14,981	$12,651
Work in process	1,030	1,026
Raw materials	7,008	5,228
Inventory	$23,019	$18,905
The provision for inventory write-down is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Provision for inventory write-down	$789	$452	$1,841	$1,381
4.     Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Land	$731	$731
Building	58,688	—
Leasehold improvements	15,482	15,482
Processing equipment	12,135	4,227
Furniture and equipment	8,697	5,316
Projects in process	6,122	63,703
Finance lease right-of-use assets	131	131
Property and equipment, at cost	101,986	89,590
Less: accumulated depreciation and amortization	(12,956)	(10,296)
Property and equipment, net	$89,030	$79,294
Depreciation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$1,154	$764	$2,660	$2,182

5.     Intangible Assets, Net
Intangible assets consist of the following:

	September 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$4,629	$(763)	$3,866	$3,792	$(621)	$3,170
License agreements	1,101	(1,086)	15	1,101	(1,014)	87
Total amortizable intangible assets	5,730	(1,849)	3,881	4,893	(1,635)	3,258

Unamortized intangible assets:
Trademarks	407	—	407	391	—	391
Total intangible assets	$6,138	$(1,849)	$4,288	$5,284	$(1,635)	$3,649
Amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization expense	$70	$66	$214	$198
As of September 30, 2023, future amortization of patents and license agreements is as follows:

Year Ending December 31,	(in thousands)
2023 (excluding the nine months ended September 30, 2023)	$56
2024	223
2025	223
2026	221
2027	218
Thereafter	2,940
Total	$3,881
License Agreements
The Company has various license agreements that require the payment of royalty fees.
Royalty fee expense included in sales and marketing expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Royalty fee expense	$930	$848	$2,628	$2,287
6.     Fair Value Measurement
The following tables present the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022:

	September 30, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$24,752	$—	$—	$24,752
U.S. government securities	1,494	—	—	1,494
Total assets	$26,246	$—	$—	$26,246

Liabilities:
Debt derivative liabilities	$—	$—	$3,869	$3,869
Total liabilities	$—	$—	$3,869	$3,869

	December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$10,354	$—	$—	$10,354
U.S. government securities	12,316	—	—	12,316
Commercial paper	—	21,189	—	21,189
Total assets	$22,669	$21,189	$—	$43,859

Liabilities:
Debt derivative liabilities	$—	$—	$4,518	$4,518
Total liabilities	$—	$—	$4,518	$4,518
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2023, were as follows (in thousands):

Three Months Ended September 30, 2023
Balance, July 1, 2023	$4,271
Change in fair value included in net loss	(402)
Balance, September 30, 2023	$3,869

Nine Months Ended September 30, 2023
Beginning Balance, January 1, 2023	$4,518
Change in fair value included in net loss	(649)
Ending Balance, September 30, 2023	$3,869
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022, were as follows (in thousands):

Three Months Ended September 30, 2022
Balance July 1, 2022	$4,876
Change in fair value included in net loss	(469)
Balance, September 30, 2022	$4,407

Nine Months Ended September 30, 2022
Beginning Balance, January 1, 2022	$5,562
Change in fair value included in net loss	(1,155)
Ending Balance, September 30, 2022	$4,407

The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $46,378 and $51,135 at September 30, 2023, and $45,712 and $50,293 at December 31, 2022, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.
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
The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	September 30, 2023		December 31, 2022
Input
Remaining term (years)	3.75 years		4.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.3%		9.5% - 12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	13.9%	(1)	13.9%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	September 30, 2023		December 31, 2022
Input
Remaining term (years)	4.75 years		5.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.3%		9.5% - 12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	17.18%	(1)	17.56%	(1)
Probability of mandatory prepayment before 2024	5.0%	(1)	5.0%	(1)
Estimated timing of mandatory prepayment event before 2024	December 31, 2023	(1)	December 31, 2023	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
(1)Represents a significant unobservable input

7.     Leases
The Company leases administrative, processing, research and distribution facilities through operating leases. Several of the leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
Operating lease expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$1,327	$1,337	$3,871	$4,100
Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate)	September 30, 2023	December 31, 2022
Operating Leases
Right-of-use operating assets	$13,873	$14,369
Current maturities of long-term lease obligations	$1,091	$1,303
Long-term lease obligations	$19,913	$20,387
Financing Leases
Right-of-use financing leases (1)	$25	$41
Current maturities of long-term lease obligations	$5	$7
Long-term lease obligations	$14	$18

Weighted average operating lease term (in years):	10.4	11.0
Weighted average financing lease term (in years):	3.6	4.0

Weighted average discount rate operating leases	10.69%	10.58%
Weighted average discount rate financing leases	12.50%	11.91%
(1) Financing leases are included in property and equipment, net on the condensed consolidated balance sheets.
Future minimum lease payments under operating and financing leases at September 30, 2023, are as follows:

(In thousands)
2023 (excluding nine months ended September 30, 2023)	$831
2024	3,313
2025	3,398
2026	3,412
2027	3,104
Thereafter	21,668
Total	35,726
Less: Imputed interest	(14,703)
Total lease liability	21,023
Less: Current lease liability	(1,096)
Long-term lease liability	$19,927
New leases
The Company accounts for new leases in accordance with ASC 842, Leases.
On May 9, 2023, the Company entered into a Commercial Lease with JA-Cole L.P., with an effective date of May 9, 2023 (the "2023 JA-Cole Lease"). The 2023 JA-Cole Lease is for an additional 2,500 square feet of office and warehouse facility located in Burleson, Texas. The Commercial Lease has a commencement date of September 1, 2023, and an expiration date of

September 30, 2027. The Company will value the 2023 JA-Cole Lease using a 13.9% incremental borrowing rate and record a right-of-use asset and a lease liability of $98 on the commencement date.
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
8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(3,622)	(4,288)
Long-term debt, net of debt discount and financing fees	$46,378	$45,712
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
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (12.84% at September 30, 2023). Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.0% per year of additional interest payments on the outstanding loan amount. The Company recorded $0 and $49 as interest expense for this Revenue Participation Agreement for the three months ended September 30, 2023, and 2022, respectively and $756 and $756 for the nine months ended September 30, 2023, and 2022, respectively. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended September 30, 2023, and 2022, paid $1,642 and $1,249, respectively, and $4,776 and $3,637 for the nine months ended September 30, 2023, and 2022, respectively, to the Lender. The Company capitalized interest of $1,043 and $1,450 for the three months ended September 30, 2023, and 2022, respectively, and $5,240 and $4,474 for the nine months ended September 30, 2023, and 2022, towards the costs to construct and retrofit the Axogen Processing Center ("APC Facility") in Vandalia, Ohio. See Note 12 - Commitments and Contingencies. To date, the Company has capitalized interest of $16,669 related to this project. The capitalized interest is recorded as part of property and equipment, net in the condensed consolidated balance sheets. As of September 30, 2023, the Company was in compliance with all financial covenants.
Embedded Derivatives
The fair values of the debt derivative liabilities were $3,869 and $4,518 at September 30, 2023, and December 31, 2022, respectively. See Note 6 - Fair Value Measurement.
Unamortized Debt Discount and Financing Fees

The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to long-term debt on the consolidated balance sheet.
Amortization of debt discount and deferred financing fees for the three months ended September 30, 2023, and 2022 was $224 and $225, respectively, and $666 and $667 for the nine months ended September 30, 2023, and 2022, respectively.
Other Credit Facilities
The Company had restricted cash of $6,002 and $6,251 at September 30, 2023, and December 31, 2022, respectively. The September 30, 2023, balance includes a $6,000 irrevocable standby letter of credit and the December 31, 2022, balance included two irrevocable standby letters of credit for $6,000 and $250 representing collateral. During the third quarter ended September 30, 2023, the $250 letter of credit was terminated.
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

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Stock Options (1)	1st Quarter	1,046,800	$4.96
	2nd Quarter	2,200	$5.64
	3rd Quarter	175,188	$3.77

Restricted Stock Units (2)(3)	1st Quarter	1,129,718	$8.39
	2nd Quarter	33,850	$9.06
	3rd Quarter	134,432	$6.85

Performance Stock Units (4)	1st Quarter	744,000	$8.27

Inducement Shares (5)(6)
Stock Options	1st Quarter	150,000	$4.92
Restricted Stock Units	1st Quarter	75,000	$8.16
(1) Options awarded to officers and employees during the first, second, and third quarter, vest over a four-year period.
(2) Restricted stock units awarded to officers and employees during the first, second, and third quarters vest over a four-year period. Upon vesting, the outstanding number of restricted stock units vested are converted into common stock.
(3) Restricted stock units, equal to one half of their annual compensation, were awarded to the Company's Board of Directors on September 1, 2023. Vesting occurs over a one-year period. Upon vesting, the outstanding number of restricted stock units vested are converted into common stock.
(4) Performance stock units were issued to officers and employees during the first quarter. Vesting occurs over a three-year performance period. Participants will earn from 0% to 150% upon achievement of the target depending on the attainment of specific revenue goals. The maximum number of units that can be issued under this award is 1,116,000.

(5) Inducement shares were issued to two officers during the first quarter, to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Vesting for both the stock options and restricted stock units are over a four-year period.
(6) No inducement shares were granted in the second or third quarter of 2023.
Total stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$4,747	$3,849	$13,091	$11,437
10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(4,089)	$(4,318)	$(17,823)	$(23,533)
Denominator:
Weighted-average common shares outstanding (Basic)	43,022,328	42,220,519	42,821,284	42,008,013
Weighted-average common shares outstanding (Diluted)	43,022,328	42,220,519	42,821,284	42,008,013
Net loss per common share (Basic and Diluted)	$(0.10)	$(0.10)	$(0.42)	$(0.56)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	4,552,919	3,132,722	4,355,115	3,083,519
Restricted stock units	1,672,397	441,866	386,597	498,966
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company was in a net income position.
11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three and nine months ended September 30, 2023, and 2022 due to the generation of net operating losses, the benefits of which have been fully reserved.
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

12.     Commitments and Contingencies
Service Agreements
The Company pays Community Blood Center, (d/b/a Community Tissue Service) ("CTS") a facility fee for the use of clean rooms, storage and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. The Company paid $600 and $541 for the three months ended September 30, 2023, and 2022, respectively, and $1,911 and $1,785 during the nine months ended September 30, 2023, and 2022, respectively, related to the agreement with CTS. The agreement terminates on December 31, 2023, subject to earlier termination by either party at any time for cause, or without cause upon six months prior notice. The Company expects to reduce its utilization of CTS in the remainder of 2023 for Avance, and will continue to utilize CTS beyond 2023 for Avive +.
In December 2011, the Company entered into a Master Services Agreement for clinical research and related services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company's phase 3 pivotal clinical trial to support the biologics license application ("BLA") for Avance Nerve Graft. Payments made under this agreement were $23 and $279 for the three months ended September 30, 2023, and 2022, respectively, and $191 and $963 for the nine months ended September 30, 2023, and 2022, respectively.
Axogen Processing Center Facility
The Company is highly dependent on the continued availability of its processing facilities at CTS and APC in Dayton, Ohio and could be harmed if the physical infrastructure of these facilities are unavailable for any prolonged period of time.
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
On July 9, 2019, the Company entered into a Standard Form of Agreement Between Owner and Design-Builder with CRB Builders, L.L.C., (“CRB”), pursuant to which CRB will renovate and retrofit the APC Facility. For the three and nine months ended September 30, 2023, the Company recorded $808 and $4,047, respectively, related to renovations and design and build in projects in progress. The Company has recorded $50,401 to date related to this project. In addition to these project costs, the Company has capitalized interest of $1,043 and $5,240 for the three and nine months ended September 30, 2023. To date, the Company has capitalized interest of $16,669 related to this project. During the quarter ended September 30, 2023, the APC Facility was placed into service. These costs were recorded to their respective asset category in Property and equipment, net on the condensed consolidated balance sheet. Validation of the tissue processing center was completed and we began operations during the third quarter of this year. The costs related to the labs at APC are recorded in projects in process in Property and equipment, net on the condensed consolidated balance sheet.
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. The economic development grants are subject to certain job creation milestones through December 31, 2023, and have clawback clauses if the Company does not meet the job creation milestones The Company requested an extension from the grant authorities to extend the job creation milestones and received approval to extend the evaluation date to December 31, 2024, and the expiration date to December 31, 2026. As of September 30, 2023, the Company received $1,188 from the cash grants and has a grant receivable of $0 recorded in receivables on the condensed consolidated balance sheets.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $3,869 as of September 30, 2023. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon the four potential settlement scenarios for the Credit Facility. The estimated settlement value of each scenario, which includes any required make-whole payment, is then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the four scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit

Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027, and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
The Company is aware that the Lender may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Credit Facility. The Company estimates the top end of the range of the make-whole payments if the debt is held to scheduled maturity under an alternative interpretation to be approximately $8,000 for the first tranche of the Credit Facility due on June 30, 2027, and approximately $4,000 for the second tranche of the Credit Facility due on June 30, 2028. Further, if the debt is prepaid prior to the scheduled maturity dates and subject to the alternative interpretation, the make-whole payment would be larger than the amounts herein.
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
As previously announced, we suspended the market availability of Avive® Soft Tissue Membrane ("Avive") on June 1, 2021, to have discussions with the U.S. Food and Drug Administration ("FDA") about the appropriate regulatory classification and requirements for Avive. The suspension was not based on any known or reported safety or product performance issues or concerns with Avive. Based on preliminary feedback from FDA on the product classification and regulatory pathway, we have decided not to continue discussions with FDA and will not pursue regulatory approval for Avive. Therefore, we will not seek to return Avive to the market. We are working on developing a replacement product called Avive + that would not require a BLA and would fall under the criteria set forth in 21 CFR 1271.10(a) for regulation solely under Section 361 of the Public Health Service Act and the regulations in 21 CFR Part 1271. We seek to launch Avive+ in the first quarter of 2024. Products regulated solely under Section 361 of the Public Health Service Act are a product category under close scrutiny by FDA for compliance with the regulatory requirements and potentially subject to regulatory change in the future. Failure to comply with applicable regulatory requirements could expose us to potential compliance actions by FDA or state regulators and could risk the commercial availability of the product.
We have observed that surgeons are initially cautious adopters of nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of September 30, 2023, we had 1016 active accounts, an increase of 6.7% from 952 as of September 30, 2022, and an increase of 4.3% from 974 compared to June 30, 2023. Active accounts are approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 40% of our revenue.
Core accounts are defined as accounts that have purchased at least $100,000 in the past twelve months. As of September 30, 2023, we had 372 core accounts, an increase of 12% from 331 as of September 30, 2022, and an increase of 7.2% from 347 compared to June 30, 2023. These core accounts represented approximately 65% of our revenue in the quarter, which increased from approximately 60% over the past several quarters.
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
We estimate that the mix of Scheduled and Emergent procedures for fiscal year 2022 was approximately 45% Scheduled and 55% Emergent. For the nine months ended September 30, 2023, the mix has shifted to approximately 50% Scheduled and 50% Emergent; and we expect Scheduled procedure growth will continue to outpace Emergent procedure growth and continue to become a larger mix of our revenue over time.

Summary of Operational and Business Highlights
•Revenues were $41,271 for the quarter ended September 30, 2023, an increase of $4,312 or 11.7% compared to the quarter ended September 30, 2022.
•We estimate revenues from Emergent procedures represented approximately half of total revenues for the quarter ended September 30, 2023, and grew in the mid-single digit percent percent range from the quarter ended September 30, 2022.
•We estimate revenues from Scheduled non-trauma procedures represented approximately half of total revenues for the quarter ended September 30, 2023, and grew approximately 20% from the quarter ended September 30, 2022.
•Gross profit was $33,228 for the quarter ended September 30, 2023, an increase of $2,445 or 7.9% compared to the quarter ended September 30, 2022.
•We had 116 and 115 direct sales representatives as of September 30, 2023, and December 31, 2022.
•The Company is continuing to expand its offering in the nerve protection market with the national launch of Axoguard HA+ Nerve Protector™ in August, and expects to launch Avive+ Soft Tissue Matrix™ in the first quarter of 2024
•We ended the quarter with over 200 peer-reviewed clinical publications featuring our nerve repair product portfolio.
•In August. the Company began processing tissue in the new, state-of-the-art APC facility, which provides for up to 3 times current capacity and was designed for future growth and expansion
•The Company continues to anticipate a Pre-BLA meeting with the FDA in the first quarter of 2024 where it will request utilization of a rolling submission process for the Biologics License Application (BLA) for Avance Nerve Graft which would begin later in the first quarter. The Company anticipates completing the submission in the second quarter of 2024 and believes this process will support BLA approval in the first half of 2025.
•The Company has exceeded its initial goal of training 20 new surgical teams on new techniques in implant-based Resensation® and now expects to have more than 30 teams trained by the end of this year.

Results of Operations
Comparison of the Three Months Ended September 30, 2023, and 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$41,271	100.0%	$36,959	100.0%
Cost of goods sold	8,043	19.5	6,176	16.7
Gross profit	33,228	80.5	30,783	83.3
Costs and expenses
Sales and marketing	21,429	51.9	19,792	53.6
Research and development	6,989	16.9	7,050	19.1
General and administrative	8,835	21.4	8,796	23.8
Total costs and expenses	37,253	90.3	35,638	96.4
Loss from operations	(4,025)	(9.8)	(4,855)	(13.1)
Other income (expense):
Investment income	367	0.9	186	0.5
Interest expense	(827)	(2.0)	(61)	(0.2)
Change in fair value of derivatives	402	1.0	469	1.3
Other expense	(6)	—	(57)	(0.2)
Total other (expense) income, net	(64)	(0.2)	537	1.5
Net loss	$(4,089)	(9.9)%	$(4,318)	(11.7)%
Revenues
Revenues for the three months ended September 30, 2023, increased $4,312 or 12% to $41,271 as compared to $36,959 for the three months ended September 30, 2022. The increase in revenue was driven by an increase in unit volume of 8%, and a 3.5% increase in prices.
Gross Profit
Gross profit for the three months ended September 30, 2023, increased $2,445 or 8% to $33,228 as compared to $30,783 for the three months ended September 30, 2022. Gross margin was 80.5% and 83.3% for the three months ended September 30, 2023, and 2022, respectively.
Costs and Expenses
Total costs and expenses increased $1,615 or 5% to $37,253 for the three months ended September 30, 2023, as compared to $35,638 for the three months ended September 30, 2022. The net increase in total costs and expenses was primarily the result of increased compensation costs of $1,024 and marketing programs of $747, professional services of $562, partially offset by reduction in research and development projects of $750.
Sales and marketing expenses increased $1,637 or 8% to $21,429 for the three months ended September 30, 2023, as compared to $19,792 for the three months ended September 30, 2022. This increase was primarily attributable to marketing programs of $747, compensation costs of $354, and travel of $304.
Research and development expenses decreased $61 or 1% to $6,989 for the three months ended September 30, 2023, as compared to $7,050 for the three months ended September 30, 2022. The decrease was primarily due to product development and clinical expenses. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 62% and 50% of total research and development expense for the three months ended September 30, 2023, and 2022, respectively. Clinical trial expenses represented approximately 38% and 50% of total research and development expense the three months ended September 30, 2023, and 2022, respectively.
General and administrative expenses increased by $39 to $8,835 for the three months ended September 30, 2023, as compared to $8,796 for the three months ended September 30, 2022. The increase was primarily due to an increase in professional services of $605 and compensation costs of $178, partially offset by a decrease in bad debt expense of $290, insurance fees of $211, and other, net of $247.
Other Income and Expense
Other expense, net increased $601 or 112% to $64 for the three months ended September 30, 2023, as compared to other income, net of $537 for the three months ended September 30, 2022. The net increase in other expense was due to an increase in interest expense of $766 partially offset by an increase in investment income of $181.
Investment income increased $181 to $367 for the three months ended September 30, 2023, as compared to an investment income of $186 for the three months ended September 30, 2022. This change was primarily due to an increase in interest rates.
Interest expense increased $766 to $827 for the three months ended September 30, 2023, as compared to $61 for the three months ended September 30, 2022. The increase was primarily due to capitalizing less interest expense related to the Credit Facility for the three months ended September 30, 2023. We recognized total interest expense of $1,866 and $1,474 in connection with the Credit Facility for the three months ended September 30, 2023, and 2022, respectively, of which $1,043 and $1,450 of this interest was capitalized to the construction costs of the APC Facility during the third quarter of 2023 and 2022, respectively.
Taxes
We had no income tax expense or benefit during the three months ended September 30, 2023, and 2022 due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. We do not believe that there are any additional tax expenses or benefits currently available.

Comparison of the Nine Months Ended September 30, 2023, and 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$116,090	100.0%	$102,420	100.0%
Cost of goods sold	21,980	18.9%	18,006	17.6%
Gross profit	94,110	81.1%	84,414	82.4%
Costs and expenses
Sales and marketing	63,885	55.0%	60,349	58.9%
Research and development	21,032	18.1%	20,347	19.9%
General and administrative	27,462	23.7%	27,817	27.2%
Total costs and expenses	112,379	96.8%	108,513	105.9%
Loss from operations	(18,269)	(15.7)%	(24,099)	(23.53)
Other income (expense):
Investment income (loss)	1,151	1.0%	172	0.2%
Interest expense	(992)	(0.9)%	(664)	(0.6)%
Change in fair value of derivatives	649	0.6%	1,155	1.1%
Other expense	(363)	(0.3)%	(97)	(0.1)%
Total other income, net	445	0.4%	566	0.6%
Net loss	$(17,824)	(15.4)%	$(23,533)	(23.0)%

Revenues
Revenues for nine months ended September 30, 2023, increased $13,670 or 13% to $116,090 as compared to $102,420 for the nine months ended September 30, 2022. The increase in revenue was driven by an increase in unit volume of 8% as well as a 4% increase in prices and 2% in product mix.
Gross Profit
Gross profit for the nine months ended September 30, 2023, increased $9,696 or 11% to $94,110 as compared to $84,414 for the nine months ended September 30, 2022. Gross margin was 81% and 82% for the nine months ended September 30, 2023, and 2022, respectively.
Costs and Expenses
Total costs and expenses increased $3,866 or 4% to $112,379 for the nine months ended September 30, 2023, as compared to $108,513 for the nine months ended September 30, 2022. The net increase in total costs and expenses was primarily the result of increased compensation costs of $4,198, marketing programs of $1,210 and travel costs of $533 partially offset by decreases in projects of $1,612 and other, net of $472.
Sales and marketing expenses increased $3,536 or 6% to $63,885 for the nine months ended September 30, 2023, as compared to $60,349 for the nine months ended September 30, 2022. This increase was primarily attributable to other services of $1,238, marketing programs of $1,209, compensation costs of $531 and travel of $508.
Research and development expenses increased $685 or 3% to $21,032 for the nine months ended September 30, 2023, as compared to $20,347 for the nine months ended September 30, 2022. The increase was primarily due to product development and clinical expenses. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 60% and 51%

of total research and development expense for the nine months ended September 30, 2023, and 2022, respectively. Clinical trial expenses represented approximately 40% and 49% of total research and development expense for the nine months ended September 30, 2023, and 2022, respectively.
General and administrative expenses decreased $355 or 1% to $27,462 for the nine months ended September 30, 2023, as compared to $27,817 for the nine months ended September 30, 2022. The decrease was primarily due to a reduction in bad debt expense of $877, insurance expense of $763, merchant fees of $743, professional services of $696, other, net of $384, occupancy related costs of $207 and travel of $94 partially offset by an increase in net compensation costs of $3,411.
Other Income and Expense
Other income, net decreased $121 to $445 for the nine months ended September 30, 2023, as compared to other income, net of $566 for the nine months ended September 30, 2022. The net decrease was driven by a reduction in the change in the fair value of the derivative of $506, an increase in interest expense of $326 and other expense of $266, partially offset by the increase in investment income of $979.
Investment income increased $979 to $1,151 for the nine months ended September 30, 2023, as compared to investment income of $172 for the nine months ended September 30, 2022. This change was primarily due to increased interest rates.
Interest expense increased $328 to $992 for the nine months ended September 30, 2023, as compared to $664 for the nine months ended September 30, 2022. The increase was primarily due to capitalizing the interest expense related to APC for the nine months ended September 30, 2023. We recognized total interest expense of $5,442 and $4,304 in connection with the Credit Facility for the nine months ended September 30, 2023, and 2022, respectively, of which $5,240 and $4,474 of this interest was capitalized to the construction costs of the APC Facility during the nine months ended September 30, 2023, and 2022, respectively. The increase in total interest expense over the prior period was the result of higher interest rates on the Credit Facility.
Income Taxes
We had no income tax expense or benefit during the nine months ended September 30, 2023, and 2022 due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. We do not believe that there are any additional tax expenses or benefits currently available.
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

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents and investments totaling $32,588. Our cash equivalents are comprised primarily of a money market mutual fund and our investments consist of primarily short-term commercial paper and U.S. Treasuries. Our cash and cash equivalents and investments decreased $16,201 from $48,789 at December 31, 2022, primarily as a result of operating activities and renovating the APC Facility.
We had working capital of $60,793 and a current ratio of 3.3x at September 30, 2023, compared to working capital of $74,322 and a current ratio of 4.1x at December 31, 2022. The decrease in our working capital at September 30, 2023, as compared to December 31, 2022, was primarily due to cash used in operations and to renovate the APC Facility, which is included in non-current assets and used in operations. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months.

Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,505)	$(17,428)
Investing activities	19,530	(1,991)
Financing activities	1,536	981
Net increase (decrease) in cash, cash equivalents, and restricted cash	$15,561	$(18,438)
Net Cash Used in Operating Activities
Net cash used in operating activities was $5,505 and $17,428 during the nine months ended September 30, 2023, and 2022, respectively. The favorable change in net cash used in operating activities of $11,923, or 68%, is due to the decrease in net loss of $5,710 and the net favorable change of $5,157 in working capital accounts.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023, was $19,530 as compared to net cash used in investing activities of $1,991 for the nine months ended September 30, 2022, an increase of $21,521, or 1081%. The increase of net cash provided by investing activities is principally due to the increase in the net proceeds from the sale and purchase of investments totaling $20,178, the reduction in purchases of property and equipment of $1,047 and the reduction in purchases of intangible assets of $297 during the nine months ended September 30, 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1,536 and $981 for the nine months ended September 30, 2023, and 2022, respectively, an increase of $555. The favorable change in net cash provided by financing activities was primarily due to the increase in proceeds from the exercise of stock options of $552 during the nine months ended September 30, 2023.
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
Contractual Obligations and Forward-Looking Cash Requirements
•Capital expenditures on an annual basis generally range from $3,000 to $5,000 as a use of cash.
•We lease facilities in Florida, Ohio and Texas, and as of September 30, 2023, our total remaining obligation related to operating and financing lease payments was $35,726, of which $3,303 is due in the next 12 months. See Note 7 - Leases.
Credit Facilities
As of September 30, 2023, we had $50,000 outstanding in indebtedness under a credit facility: $35,000 maturing on June 30, 2027, and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of three-month SOFR plus 0.1% ("Adjusted SOFR") or 2.0% (12.84% as of September 30, 2023). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.0% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2022 Annual Report on Form 10-K.
The amount of interest expense on the outstanding debt is based on Adjusted SOFR. Changes in the Adjusted SOFR rate may affect our interest expense associated with the Credit Facility. Based on the outstanding balance of the Credit Facility as of September 30, 2023, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of approximately $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K, except as set forth below. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2022, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline, and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability and tensions, Russia's ongoing invasion of Ukraine and illegal annexation of Ukrainian territories, and record inflation and could materially and adversely affect our business, financial condition and results of operations.
We are exposed to the risk of changes in social, geopolitical, legal, and economic conditions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine and illegal annexation of Ukrainian territories. The negative impacts arising from the war and sanctions and export restrictions imposed by various countries, including those imposed by Russia, may include reduced consumer demand, supply chain disruptions, increased cybersecurity risks, and increased costs for transportation, energy, and raw materials. Additionally, further escalation of trade tensions between the U.S. and China, escalation of tensions between China and Taiwan, further escalation in the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade. Although we do not have material operations in Russia, Ukraine, China, Taiwan, Israel or other countries in the Middle East and North Africa, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we have material operations, which may adversely affect our business, financial condition and results of operations.
Further, changes in domestic and global economic conditions, supply chain disruptions, labor shortages, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to increased costs and may cause changes in fiscal and monetary policy. Additionally, our ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. Impacts from inflationary pressures, such as increasing costs for research and development of our products, administrative and other costs of doing business, could adversely affect our business, financial condition and results of operations.
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
Although, to date, our business has not been materially impacted by Russia's ongoing invasion of Ukraine and illegal annexation of Ukrainian territories, geopolitical tensions between China and the U.S., geopolitical tensions between China and Taiwan, the escalation of the conflict between the State of Israel and Hamas, or record inflation, it is impossible to predict the extent to which our operations could be impacted in the short and long term, or the ways in which such matters may impact our business.

Our failure to protect our technology systems and comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our business, results of operations, financial condition, and prospects.
We rely on information technology systems, including technology from third-party vendors, to process, transmit and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and the increasing need to protect patient and customer information. We expend significant resources to comply with applicable data privacy and security laws and regulations (together with applicable industry standards) and minimize the risk of security breaches, including deploying additional personnel and protection technologies, training employees annually, and engaging third-party experts and contractors. Significant and increasing investments of time and resources by management and Board have been, and will continue to be, required to anticipate and address cybersecurity risks and incidents. However, given that the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures in time to stop a cyber incident. Any failure by us to maintain or protect our information technology systems and data integrity could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks, intrusions, or other breaches could adversely impact our business, results of operations, financial condition, and prospects and potentially subject us to fines and penalties.
In the U.S., federal and state privacy and security laws require certain of our operations to protect the confidentiality of personal information, including patient medical records and other health information. Limiting and/or restricting the use of certain personal data and information, as well as added transparency obligations to data subjects is becoming an increasing focus as evidenced by the implementation of the California Consumer Privacy Act (“CCPA”) which became effective on January 1, 2020. In Europe, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the E.U. is governed by the European Union General Data Protection Regulation (“GDPR”). The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to 4% of the annual global revenue of the noncompliant company. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Additionally, we expect that there will be other proposed laws, regulations and industry standards relating to privacy and data protection in the U.S., the E.U. and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business results of operations, financial condition, and prospects.
We are dependent on internal information and telecommunications systems, and any failure of these systems, including system security breaches, data protection breaches or other cybersecurity attacks, may negatively impact our business and results of operations.
Cyber-attacks and other tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving and have been increasing in sophistication in recent years. High profile security breaches leading to unauthorized release of sensitive information have occurred with increasing frequency at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods. While to date we have not experienced a significant data loss, significant compromise or any material financial losses related to cybersecurity attacks, our systems, those of our customers, and those of our third-party service providers are under constant threat. Cybercrime, including phishing, social engineering, attempts to overload our servers with denial-of-service attacks, or similar disruptions from unauthorized access to our systems, could cause us critical data loss or the disclosure or use of personal or other confidential information. Outside parties may attempt to fraudulently induce employees to disclose personally identifiable information or other confidential information which could expose us to a risk of loss or misuse of this information. Although we incur significant expenses to minimize the risk of security breaches, given that the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques of implement adequate preventive measures in time to stop or effectively mitigate a cyber incident.
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

10.1
Amendment to the Nerve End Cap Commercial Supply Agreement dated as of August 4, 2023, among Axogen Corporation and Cook Biotech Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2023).

10.2
Amendment No. 3 to the Distribution Agreement dated as of August 4, 2023, among Axogen Corporation and Cook Biotech Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2023).

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

AXOGEN, INC.

Dated: November 7, 2023	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: November 7, 2023	/s/ Peter J. Mariani
Peter J. Mariani Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)