Form 10-K
period 2023-12-31
Axogen, Inc.
filed 2024-03-05
CIK 805928

Table of Content
.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☐
Non-accelerated filer ☐

Accelerated filer ☒
Smaller reporting company ☐
Emerging growth company ☐

Table of Content
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last day of the registrant's most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $314,414,758 based upon the last reported sale price of the common stock on the Nasdaq Capital Market.
The number of shares outstanding of the Registrant’s common stock as of March 1, 2024, was 43,206,246 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

Table of Content
P3

Table of Content
FORWARD-LOOKING STATEMENTS
From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Annual Report on Form 10-K), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation, Axogen Europe GmbH, and Axogen Germany GmbH, (the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management's current expectations or predictions of future conditions, events, or results based on various assumptions and management's estimates of trends and economic factors in the markets in which we are active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements.
The forward-looking statements in this Form 10-K include, but are not limited to the following:
•Our expectations regarding the timing of manufacturing of Avive+, our expectation to launch Avive+ in the second quarter of 2024, our ability to market Avive+, and our expectations that Avive+ will, and will continue to, be regulated solely under Section 361 of the Public Health Service Act;
•Statements regarding estimates of the total addressable market for our current portfolio, our belief that our total addressable market is comprised of four categories: (1) trauma, (2) oral maxillofacial, (3) breast reconstruction neurotization, and (4) Upper Extremity Compression, and statements regarding estimates of the market for our current portfolio in each of the four categories;
•Statements regarding our belief that there is an additional 10-15% of the breast reconstructions done with implants that can also be neurotized and thus offer us expanded revenue opportunities;
•Statements regarding our beliefs that expanding our products into lower extremity surgery, head and neck surgery, urology, and the surgical treatment of pain could offer us expanded revenue opportunities;
•Our belief that we have enough Axotouch Two-Point Discriminator inventory on hand to support sales through the end of 2024;
•Our expectation that the rolling BLA submission for Avance Nerve Graft will be completed in the third quarter of 2024;
•Our expectation that the BLA will be approved in mid- 2025;
•Our belief that we met the clinical end point required for our pivotal study to support the BLA and that only one study is sufficient to support the BLA;
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
•Statements regarding our ability to monitor product utilization within accounts and generate improved estimated of our revenue by application;
•Our expectation that Scheduled procedure growth will continue to outpace Emergent procedure growth and continue to become a larger mix of our revenue over time;
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months;
•Statements regarding our belief that following the completion of the Axogen Processing Center facility ("APC Facility") renovation, we expect a decrease in capital expenditures, and thus in the cash used in investing activities; and
•Our belief that the Cost of Goods Sold ("COGS") in the APC Facility will not materially differ from our former processing facility.
The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this
P4

Table of Content
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
P5

Table of Content
PART I
P6

Table of Content
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
•Axoguard Nerve Protector®, a porcine submucosa ECM product used to wrap and protect damaged peripheral nerves and reinforce the nerve reconstruction while minimizing soft tissue attachments;
•Axoguard HA+ Nerve Protector™, a porcine submucosa ECM base layer coated with a proprietary hyaluronate-alginate gel, a next-generation technology designed to enhance nerve gliding and provide short- and long-term protection for peripheral nerve injuries.
•Axoguard Nerve Cap®, a porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma; and
•Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin.
As previously announced, we suspended the market availability of Avive® Soft Tissue Membrane ("Avive") on June 1, 2021, to fully engage in a pre-Request for Designation (pre-RFD) process with the FDA. The suspension was not based on any known or reported safety or product performance issues or concerns with Avive. Based on preliminary feedback from FDA on the product classification and regulatory pathway, we have decided not to continue discussions with FDA and will not pursue regulatory approval for Avive. Therefore, we will not seek to return Avive to the market. We are working on developing a replacement product called Avive+ that we believe would not require a BLA regulatory approval and would fall under the criteria set forth in 21 CFR 1271.10(a) for regulation solely under Section 361 of the Public Health Service Act and the regulations in 21 CFR Part 1271. We seek to launch Avive+ in the second quarter of 2024.
Our portfolio of products is currently available in the United States ("U.S."), and 19 other countries including Canada, Germany, United Kingdom ("UK"), Spain, and several other European, Asian, and Latin American countries.
Revenue from the distribution of our nerve repair products, Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, and Axoguard Nerve Cap®, in the U.S. is the main contributor to our total reported sales and have been the key component of our growth to date.
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
Nerve damage or transection of the type described above generally requires a surgical repair. Traditionally, the standard has been to either suture the nerve ends together directly without tension or to bridge the gap between the nerve ends with a less important nerve surgically removed from elsewhere in the patient’s own body, referred to as a nerve autograft. More recently, synthetic or collagen conduits have been used for the repair of short gaps. Nerves that are not repaired or heal abnormally may result in a permanent loss of motor and/or sensory function. Additionally, abnormal healing can form a neuroma that may send altered signals to the brain resulting in the sensation of pain. This abnormal section of the nerve can, under certain circumstances, be surgically removed and the nerve managed by capping, burying, or surgically repairing the nerve.
P7

Table of Content
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
To improve the options available for the surgical repair and regeneration of peripheral nerves, we have developed and licensed regenerative medicine technologies. Our innovative approach to regenerative medicine has resulted in first-in-class products that we believe are redefining the peripheral nerve repair market. Our products are used by surgeons during surgical interventions to repair a wide variety of physical nerve damage throughout the body, which can range from a simple laceration of a finger to a complex brachial plexus injury (an injury to the network of nerves that control the movement and sensation of the shoulder, arm, and hand) as well as nerve injuries caused by dental, orthopedic, and other surgical procedures.
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
We previously estimated that U.S. PNI has a potential Total Addressable Market for our current product portfolio and believe it is presently at least $2.7 billion. Estimating the Total Addressable Market for nerve repair is challenging as there is not a simple data source for the incidence of peripheral nerve issues. This is further complicated by the fact that nerves can be injured through a variety of traumatic and surgical injuries and can impact a patient from head to toe. In addition, we believe nerves are often one of many structures injured in a trauma (i.e., amputation) or in surgery and the incidence of these nerve injuries are often not coded or tracked. Quantifying the procedures involving nerve repair may also be challenging. While selected trauma and surgical procedures are dedicated to the repair of nerves, most of the incidence of nerve repair is a step in a larger trauma or surgical procedure. Current Procedural Terminology ("CPT") codes exist for surgeons to code for nerve repair; however, we believe the data substantially underestimates the total number of nerves repaired. Physicians are encouraged to document all steps of procedures, but open trauma often involves many surgical steps, and CPT codes may be inclusive of each other or may not be documented or reported in billing records. As a result, we believe CPT coding underrepresents the total number of nerve repairs performed in trauma. Because we believe CPT claims are not fully representative of the true volumes of nerve repair surgery, we follow an “empirical” methodology to estimate the Total Addressable Market – using published clinical literature and procedure databases to make what we believe are the most objective assumptions.
Trauma
The Trauma portion of the Total Addressable Market encompasses traumatic PNI throughout the body, with approximately 95% of injuries affecting upper and lower extremity nerves. We previously estimated that the Trauma portion of the Total Addressable Market and presently believe it is at least $1.9 billion based upon epidemiological studies regarding the general number of trauma patients, clinical literature review reporting PNI incidence, and physician interviews. We have estimated the portion of these nerve repair procedures due to trauma that would require gap repair, primary repair and/or nerve protection and applied, as we believed was appropriate in each procedure segment, the number of units and average sales price of Avance Nerve
P8

Table of Content
Graft and the average market price for nerve connectors, and nerve protectors to determine the probable Total Addressable Market.
OMF
We previously estimated the OMF portion of the Total Addressable Market and presently believe it is at least $300 million annually, based upon research indicating that approximately 56,000 PNI occur in the U.S. each year related to third molar surgeries, anesthetic injections, dental implants, orthognathic surgery, and mandibular resection procedures. We have applied the average sales price of the Avance Nerve Graft, Axoguard Nerve Connector, and Axoguard Nerve Protector that address such PNI to derive the OMF portion of the estimated Total Addressable Market.
Breast
We previously estimated the Breast portion due to autologous flap reconstructions (i.e. DIEP flaps) of the Total Addressable Market and presently believe it is at least $250 million annually. We estimate that there is an additional 10-15% of the breast reconstructions done with implants that can also be neurotized which provides an upside to the current Total Addressable Market. Currently, when a patient undergoes autologous breast reconstruction after a mastectomy, the patient receives the shape of a natural breast, but often times experiences little to no return of sensory feeling. In certain cases, sensation can be returned to the breast area with the use of our products through an innovative surgical technique called Resensation®. We believe that the ideal breast reconstruction should restore breast size, shape, symmetry, and softness, as well as sensation, without the potential risks and comorbidity associated with autograft. We believe the Resensation technique incorporates a patient's desire for the opportunity to return sensation to their breasts with a reproducible and efficient surgical approach for reconstructive plastic surgeons.
Upper Extremity Compression
PNI caused by recurrent carpal tunnel syndrome and cubital tunnel syndrome constitutes the "Upper Extremity Compression" portion of the Total Addressable Market. We previously estimated that the Upper Extremity Compression portion of the Total Addressable Market and presently believe it is approximately $270 million annually, or 130,000 procedures. We estimate there are approximately 488,000 primary carpal tunnel and 95,000 primary cubital tunnel relief surgeries performed annually in the U.S. We estimate that approximately 97,500 carpal tunnel revision surgeries and 32,400 total cubital tunnel procedures are addressable each year in the U.S. to mitigate the recurrence of symptoms. These revision and primary surgeries are required due to compression of the peripheral nerve associated with soft tissue attachments from the surrounding tissue or tissue infiltration entrapping the nerve. To prevent additional recurrences, surgeons will opt for a Nerve Protection which includes a product such as the Axoguard Nerve Protector. To derive the carpal and cubital tunnel revision portion of the Total Addressable Market, we multiplied the average market sales price of Axoguard Nerve Protectors by the number of estimated procedures.
Although distribution and sales of products in the Trauma, OMF, Breast and Upper Extremity Compression portions of the Total Addressable Market constitute our primary revenue sources today, market expansion opportunities in lower extremity surgery, head and neck surgery, urology, and the surgical treatment of pain could offer us expanded revenue opportunities. We have begun an expansion into the surgical treatment of pain with an initial focus in the treatment of neuroma in our existing call points. The size of the pain market opportunity is challenging to identify as the cause of the chronic pain is often not diagnosed and there has not historically been a surgical treatment to resolve the cause of the pain. We believe the market opportunity is sufficient to apply selected resources to the opportunity and there is a significant patient and societal need to reduce the use of pharmacologic solutions, including opioids.
Our Product Portfolio
Avance Nerve Graft
Avance Nerve Graft is a biologically active nerve implant with more than fifteen years of comprehensive clinical evidence and more than 100,000 implants since launch. Avance Nerve Graft is processed nerve allograft intended for the surgical repair of peripheral nerve discontinuities to support regeneration across the defect. It is intended to act as a structural bridge in order to guide and support axonal regeneration across a peripheral nerve gap caused by traumatic injury or surgical intervention. Avance Nerve Graft is decellularized and sterile processed human peripheral nerve tissue. We developed Avance Nerve Graft by following the guiding principle that the human body created the optimal peripheral nerve structure. We, through our licensing efforts and research, developed the Avance Method®, a proprietary method for processing recovered human peripheral nerve tissue in a manner that preserves the essential structure of the extracellular matrix (ECM) while cleansing away cellular and noncellular debris. Avance Nerve Graft provides the natural peripheral nerve structure of a nerve, including the native laminin, to
P9

Table of Content
guide the regenerating nerve fibers. The nerve ECM is additionally processed to remove a natural inhibitor to regeneration called chondroitin sulphate proteoglycan.
We believe that Avance Nerve Graft is the first off-the-shelf nerve allograft for bridging nerve transections. Avance Nerve Graft is comprised of bundles of small diameter endoneurial tubes that are held together by an outer sheath called the epineurium. Avance Nerve Graft has been processed to remove cellular and noncellular factors such as cells, fat, blood, and axonal debris, while preserving the three-dimensional laminin lined tubular bioscaffold (i.e., microarchitecture), epineurium, and microvasculature of the peripheral nerve. After processing, Avance Nerve Graft is flexible and pliable, and its epineurium can be sutured in place allowing for a tension-free approximation of the proximal and distal peripheral nerve stumps. During the healing process, the body revascularizes and gradually remodels the graft into the patient’s own tissue while allowing the processed peripheral nerve allograft to physically support axonal regeneration across the peripheral nerve discontinuities. Avance Nerve Graft does not require immunosuppression for use.
With lengths up to 70 mm and diameters up to 5 mm, Avance Nerve Graft allows surgeons to choose and trim the implant to the correct length for reconstructing the relevant peripheral nerve gap, as well as to match the diameter to the proximal and distal end of the severed peripheral nerve. Avance Nerve Graft is stored frozen and utilizes packaging that maintains the implant in a sterile condition. The packaging is typical for medical products, so the surgical staff is familiar with opening the package for transfer of Avance Nerve Graft into the sterile surgical field. The packaging also provides protection during shipment and storage and a reservoir for the addition of sterile fluid to aid in thawing the product. Avance Nerve Graft thaws in less than 10 minutes, and once thawed, it is ready for implantation.
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
•Available in a variety of lengths up to 70mm to meet a range of gap lengths;
•Decellularized and cleansed ECM;
•Implanted without the need for immunosuppression, remodels into patient’s own tissue;
•Structurally supports the body’s own regeneration process;
•Handles similar to an autograft, and is flexible and pliable;
•Alleviates tension at the repair site;
•Three-year shelf life; and
•Supplied sterile.
Axoguard Nerve Connector
Axoguard Nerve Connector is a coaptation aid used to align and connect severed peripheral nerve ends in a tensionless repair. The product is in a tubular shape with an open lumen on each end where the severed peripheral nerve ends are inserted. It is typically used when the gap between the peripheral nerve ends is 5mm or less in length. Axoguard Nerve Connector is made from a processed porcine ECM that allows the body’s natural healing process to repair the peripheral nerve while its tube shape isolates and protects the transected nerves during the healing process. During healing, the patient’s own cells incorporate into the ECM product to remodel and form a tissue similar to the outermost layer of the peripheral nerve (nerve epineurium). Axoguard Nerve Connector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.
Axoguard Nerve Connector can be used:
•As an alternative to direct suture repair;
•As a peripheral nerve coaptation; Connector-Assisted Repair®;
P10

Table of Content
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
•Strong and flexible, easy to suture; and
•Stored at room temperature with a minimum of 18-month shelf life for the sizes with 6-layers and 24-month shelf life for those with 5-layers.
Axoguard Nerve Protector
Axoguard Nerve Protector is a product used to protect and wrap damaged peripheral nerves and reinforce reconstructed nerve gaps while minimizing soft tissue attachments. It is designed to protect and isolate the peripheral nerve during the healing process after surgery by creating a barrier between the nerve tissue and the surrounding tissue bed. The product is delivered in a slit tube format allowing it to be wrapped around peripheral nerve structures. Axoguard Nerve Protector is made from a processed porcine ECM. During healing, the ECM remodels allowing the protector to separate the peripheral nerve from the surrounding tissue. Axoguard Nerve Protector competes against off-the-shelf biomaterials such as reconstituted bovine collagen as well as the use of the patient’s own tissue such as vein and hypothenar fat pad wrapping. Axoguard Nerve Protector is provided sterile, for single use only, and in a variety of sizes to meet the surgeon’s needs.
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
•Remodels to form a new soft tissue layer;
P11

Table of Content
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
Axoguard HA+ Nerve Protector
The Axoguard HA+ Nerve Protector is a surgical implant that provides non-constricting protection for peripheral nerves. Axoguard HA+ Nerve Protector is designed to be an interface between the nerve and the surrounding tissue. Axoguard HA+ Nerve Protector is comprised of an ECM and is fully remodeled during the healing process. The lubricant coating on Axoguard HA+ Nerve Protector is composed of sodium hyaluronate and sodium alginate. When hydrated, the lubricant coating reduces friction between the nerve and the surrounding tissue. Axoguard HA+ Nerve Protector is flexible to accommodate movement of the joint and associated tendons and has sufficient mechanical strength to hold sutures. Axoguard HA+ Nerve Protector is provided sterile, for single use only, and in a variety of sizes to meet surgeons’ needs.
Axoguard HA+ Nerve Protector can be used to:
•Separate and protect the nerve from the surrounding tissue during the healing process;
•Minimize risk of soft tissue attachments and entrapment in compressed peripheral nerves;
•Protect peripheral nerves in a traumatized wound bed;
•Separate a nerve from metal plating used to repair fractures, and
•Provides tension relief when used in aiding a coaptation.
Axoguard HA+ Nerve Protector has the following advantages:
•Processed porcine submucosa ECM layer is vascularized and remodeled by the patient into new site-specific tissue;
•Double-sided HA+ gel coating to reduce friction and enhance nerve gliding through traumatic tissue beds;
•Formulated for optimized handling and flexibility of surgical application—quick hydration, flat sheet configuration and is easy to suture if needed;
•Allows the body's natural healing process to repair the nerve;
•Minimizes the potential for soft tissue attachments and peripheral nerve entrapment by physically isolating the nerve during the healing process;
•Allows peripheral nerve gliding;
•Is available in five different sizes up to 4cm x 8cm to address a variety of peripheral nerve repair situations; and
•Stored at room temperature with a minimum of 24-month shelf life.
P12

Table of Content
Axoguard Nerve Cap
Axoguard Nerve Cap is a proprietary porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma.
Nerves are often cut in a variety of surgeries and a nerve that is cut and not reconstructed may form an entangled mass of disorganized nerve and fibrous tissue that could cause debilitating pain called a symptomatic neuroma. Neuromas are a potential cause of pain for those patients who complain of chronic post-surgical pain, including in amputees, which may lead to an inability to use their prosthesis. Despite more than 30 different treatment methods, it is our belief that neuromas continue to be an unresolved problem in microsurgery. We believe the Axoguard Nerve Cap can address these painful neuromas and address nerve pain without the complications of traditional methods, including pharmacotherapy and chemical injections, among others. Axoguard Nerve Cap can be used to reduce the development of symptomatic or painful neuroma formation.
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
•Is available in six different sizes to address a variety of situations.
•Stored at room temperature with a minimum of 18-month shelf life.
Axotouch Two-Point Discriminator
The Axotouch Two-Point Discriminator tool can be used to measure the innervation density of any surface area of the skin. The tool is a set of two aluminum discs each containing a series of prongs spaced between two to 15 millimeters apart. Additionally, 20 and 25 millimeter spacing is provided. A circular depression on either side of the disc allows ease of rotation. The discs can be rotated between a single prong for testing one-point and any of the other spaced prongs for testing two-point intervals. The discs are useful for determining sensation after damage to a peripheral nerve, following the progression of a repaired peripheral nerve, and during the evaluation of a person with possible peripheral nerve damage, such as compression. The Axotouch Two-Point Discriminator is a Class I 510(k) exempt medical device.
Axotouch Two-Point Discriminator has the following advantages:
•Capable of measuring the innervation density of any skin surface;
•Portable and easy to use;
•Strong aluminum design is resistant to bending;
•Bright colors allow for clear discrimination between discs;
•Clear numbering allows users to interpret results; and
•Reusable carry case protects discs.
Avive Soft Tissue Membrane
As previously announced, we suspended the market availability of Avive® Soft Tissue Membrane ("Avive") on June 1, 2021, to fully engage in a pre-Request for Designation (pre-RFD) process with the FDA. The Office of Combination Products has completed its preliminary product classification and jurisdictional assessment of the Avive Soft Tissue Membrane product, with the opinion that Avive is not eligible for regulation solely under section 361 of the PHS Act and the regulations in 21 CFR Part 1271. An HCT/P that does not meet all of the criteria in 1271.1 (a) is regulated as a drug, device, or biological product. As such we have concluded our discussions with the FDA and while the FDA's pre-RFD response does not constitute final agency action, we will not return Avive to the market. We plan to move forward with the introduction of Avive+ Soft Tissue Matrix in
P13

Table of Content
the second quarter of 2024. Through our engagement with the FDA’s Tissue Reference Group (TRG) Rapid Inquiry Program (TRIP), we believe that Avive+ appears to be regulated solely under section 361 of the Public Health Service Act and the regulations in 21 CFR part 1271.
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

Avance Method®
Recovery of Donor Peripheral Nerve Tissue
Eligibility & Debridement
Tissue Processing
Donor Eligibility per 21 CFR Part 1271
Remove Extraneous Tissue (Fat, Muscle, etc..)
Enzyme Treatment to inactivate CSPG
Buffer Wash
Detergent Processing to remove Cells
Buffer Wash
Sizing and Packaging
Gamma Irradiation Sterilization
Final Label and Packaging
Finished Product has preserved endoneurial tube structure and bioactive laminin

Tissue Processing
Our Avance Method® comprises peripheral nerve tissue recovery/acquisition and testing, donor medical review and release, debridement and other processing steps, packaging, and sterilization to meet or exceed all applicable FDA, state, and international regulations and the American Association of Tissue Banks (“AATB”) standards. Our supply agreements with recovery and acquisition agencies for peripheral nerve tissue and our ability to enter into additional supply contracts, as necessary will provide us with the tissue volumes we require to meet the demand for our Avance® implants. As an FDA registered tissue establishment, we use both our own personnel and subcontractors for recovery/acquisition, storage, testing, processing, and sterilization of the donated peripheral nerve tissue and placental tissues. Additionally, we and our subcontractors, have contracted with independent Good Manufacturing Practice ("GMP") and Good Laboratory Practice ("GLP") compliant laboratories to perform testing for product release. The safety of Avance Nerve Graft is supported by donor screening, process validation, process controls, and validated terminal sterilization methods. The Axogen Quality System has built in redundancies that are meant to ensure product release only after such product meets our quality control and product requirements.
P14

Table of Content
Tissue Recovery and Processing Facility
We partner with other FDA registered tissue establishments and AATB accredited recovery agencies or recovery agencies in compliance with FDA, state and international regulations and AATB standards for human tissue recovery. After consent for donation is obtained, donations are screened and tested in detail for safety in compliance with FDA, state and international regulations and AATB standards on communicable disease transmission. We process and package Avance Nerve Graft using our employees and equipment pursuant to a License and Services Agreement, as amended (the “CTS Agreement”) with Community Blood Center (“CTS”) (doing business as Solvita), in Dayton, Ohio; however, we ended our utilization of CTS for Avance in the fourth quarter of 2023 and will continue to utilize CTS in 2024 for processing and packaging of Avive+. CTS is an FDA registered tissue establishment and an AATB accredited organization.
The current CTS Agreement was amended in August 2022, and further amended on December 27, 2023, to extend it through December 31, 2026. Under the CTS Agreement, we pay CTS a facility fee for clean room/manufacturing, storage, and office space. CTS also provided services in support of our manufacturing such as routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. The service fee was based on a per donor batch rate. The CTS facility provides a cost effective, quality controlled and licensed facility. Our processing methods and process controls have been developed and validated to ensure product uniformity and quality. Pursuant to the CTS Agreement, we pay license fees on a monthly basis to CTS. See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 14 - Commitments and Contingencies - Service Agreements."
We have completed renovation of the Axogen Processing Center facility (the "APC Facility") which is comprised of a 107,000 square foot building on approximately 8.6 acres of land. In 2023, we successfully transferred Avance Nerve Graft tissue processing and packaging to the APC Facility. It is expected that the APC Facility, along with the ability for expansion, will provide processing capabilities that will meet our intended sales growth, but we expect to continue to rely on the CTS facility for the processing of Avive+. Additionally, as we move to submission of the Biologic License Application ("BLA") for Avance Nerve Graft in 2024, the APC Facility is expected to allow us to meet the current Good Manufacturing Practices ("cGMPs") required for processing a biologic product. Biologics manufacturing is highly regulated and subject to scrutiny and inspection by the FDA. Any quality or compliance issues, or manufacturing disruptions for any other reasons, may delay approval of the BLA.
We have obtained certain economic development grants from state and local authorities totaling $2.7 million including $1.3 million of cash grants to offset costs to acquire and develop the APC Facility. We have received approximately $1.2 million from these grants through December 31, 2023. The economic development grants were subject to the achievement of certain job creation milestones by December 31, 2023, and related contingencies We requested and received an extension from the grant authorities to extend the job creation milestones evaluation date to December 31, 2024, and the expiration date to December 31, 2026. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 14 - Commitments and Contingencies - Service Agreements."
Tissue Packaging
After processing, the packaging operation is performed in a controlled environment at the APC Facility or the CTS facility. Each Avance Nerve Graft is visually inspected and organized by size into finished product codes. The tissue implant is then packaged in primary packaging. The outer pouch acts as the primary sterility and moisture barrier.
Tissue Sterilization and Labeling
After being processed and packaged, Avance Nerve Graft is then terminally sterilized at a contract sterilization facility. After sterilization, Avance Nerve Graft is shipped back to Axogen where the product lot will undergo quality review to ensure the lot meets specifications and then final packaging and labeling. Orders for Avance Nerve Graft are placed with our customer care team, and the products are packaged and shipped from our distribution facilities.
Tissue Product Release
We have established quality procedures for review of tissue recovery, relevant donor medical record review, and release to processing that meet or exceed FDA requirements as defined in the Code of Federal Regulations ("CFR") 21 CFR Part 1271, state regulations, international regulations, and AATB standards. The Axogen Quality System meets the requirements set forth under 21 CFR Part 1271 for Human Cells, Tissues and Cellular and Tissue-Based Products, including Good Tissue Practices (“GTP”) and is compliant with the 21 CFR Part 820 Quality System Regulations (“QSR”). Furthermore, we utilize validated processes for the handling of raw material components, environmental control, processing, packaging, and terminal sterilization. In addition to ongoing monitoring activities for product conformity to specifications and sterility, shipping methods have been validated in accordance with applicable industry standards.
P15

Table of Content
Manufacturing of Our Medical Device Classified Products
Manufacturing for the Axoguard Product Line
The Axoguard product line is manufactured by Cook Biotech Incorporated, in West Lafayette, Indiana (“Cook Biotech”), which was established in 1995 to develop and manufacture implants utilizing porcine ECM. . On January 31, 2024, RTI Surgical, Inc. announced the acquisition of Cook Biotech; we do not expect this acquisition to have a material impact on our relationship with Cook Biotech or our operations. We decided to expand our portfolio of products and felt that the unique ECM material offered by Cook Biotech provided the combination of properties needed in nerve reconstruction. Cook Biotech’s ECM material is pliable, capable of being sutured, and translucent and allows the patient’s own cells to incorporate into the ECM to remodel and form a tissue similar to the nerve’s epineurium. Cook Biotech has its own source of the raw material for the ECM material and manufactures Axoguard products from such sources.
Axoguard Nerve Connector and Nerve Protector
In August 2008, we entered into an agreement with Cook Biotech, amended in February 2012, October 10, 2014, and February 26, 2018, and August 4, 2023 (the “Distribution Agreement”), to distribute its ECM technology in the form of the Surgisis® Nerve Cuff, the form of a nerve wrap or patch, or any other mutually agreed to configuration. The Surgisis products were rebranded under our Axoguard name and consist of the Axoguard Nerve Connector and Axoguard Nerve Protector. Our distribution rights are worldwide in the field of the peripheral and central nervous system but excluding use of the products in the oral cavity for endodontic and periodontal applications and OMF surgery solely as they relate to dental, soft or hard tissue repair, or reconstruction. We believe the exclusion does not limit our identified OMF market, but expansion into certain additional OMF market areas could be limited to our other products not subject to the Distribution Agreement.
Axoguard Nerve Cap and Axoguard HA+ Nerve Protector
We developed, filed several patent applications, and, on August 8, 2017, obtained FDA 510K regulatory clearance for the Axoguard Nerve Cap. We developed, filed several patent application, and, on April 7, 2023, obtained FDA 510K regulatory clearance for the Axoguard HA+ Nerve Protector and a second 510K regulatory clearance expanding the indication for use of Axoguard HA+ on October 12, 2023. These devices are made with Cook Biotech’s ECM material. Pursuant to the Nerve End Cap Supply Agreement dated June 27, 2017 (the “Supply Agreement”), as amended on April 6, 2020, and August 4, 2023, (the "Amended Supply Agreement"), Cook Biotech is the exclusive contract manufacturer of the Axoguard Nerve Cap and both parties have provided the other party the necessary licenses to their technologies for operation of the Amended Supply Agreement. Pursuant to the Axoguard HA+ Nerve Protector Supply Agreement dated May 2, 2023, Cook Biotech is the exclusive contract manufacturer of Axoguard HA+ Nerve Protector and both parties have provided the other party with the necessary licenses to their technologies for operation under the agreement Consistent with Axoguard Connectors and Axoguard Protectors, we are able to sell the Axoguard Nerve Cap and Axoguard HA+ Nerve Protector worldwide in the field of the peripheral and central nervous system, but subject to the same exclusions as Axoguard Nerve Connector and Axoguard Nerve Protector.
The Distribution Agreement terminates on December 31, 2030. Although the agreement requires certain minimum purchases, through mutual agreement, the parties have not established such minimums and to date have not enforced such provision. The Distribution Agreement also establishes a formula for the transfer cost of the Axoguard Nerve Connector and Axoguard Nerve Protector. The Amended Supply Agreement has a term through December 31, 2030.
Manufacturing for the Axotouch Two-Point Discriminator
The Axotouch Two-Point Discriminator was contract manufactured by Viron Technologies, doing business as Cybernetics Research Laboratories (“CRL”), in Tucson, Arizona. CRL supplied the Axotouch unpackaged, and they are packaged at our distribution facility in Burleson, Texas. We believe we have enough inventory on hand to support sales through the end of 2024.
Sales and Marketing
Overview
We are focused on developing the peripheral nerve repair and regeneration market, committed to improving awareness of new surgical peripheral nerve repair options and building additional scientific and clinical data to assist surgeons and patients in making informed choices with respect to the repair of peripheral nerve injuries. We believe that there is an opportunity to
P16

Table of Content
improve current approaches to peripheral nerve repair and that our approach will solidify our position as a leader in the field of peripheral nerve repair products. The following provides the key elements of our sales and marketing strategy.
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
Expand Clinical and Scientific Data Regarding the Performance of Our Products
Generating clinical data is an important component of our marketing strategy. As of December 31, 2023, there have been over two hundred peer reviewed clinical publications related to our products. Certain of these publications contain data on multiple products. There are more than 2,800 Avance Nerve Graft repairs enrolled to date in our RANGER® clinical study (defined below in “Government Regulations”), a utilization registry of Avance Nerve Graft. Enrollment and follow-up in the Avance Nerve Graft arm of RANGER was completed in December 2023 along with the RANGER Addendum 1 arm, MATCH, evaluating autograft and conduit nerve repair treatment options. Ongoing analyses from these studies are underway. An additional arm of the RANGER study has been initiated and continues to enroll, tracking neurotization outcomes in breast reconstruction (Sensation-NOW®). Eleven of the above-mentioned publications and more than 70 scientific conference presentations have been generated to date from the registry. Enrollment is being discontinued in Rethink Pain™, a multicenter observational registry in the area of nerve pain and the surgical treatment of pain due to the challenges of patient enrollment, and emerging evidence in the chronic pain space. Enrollment was initiated in COVERED, a multi-center series of protection with Axoguard HA+ Nerve Protector. A number of additional investigator-initiated case reports, studies, and publications have been completed, including breast neurotization, mandible reconstruction, compressive neuropathies, and the surgical treatment of pain. Case series in brachial plexus, neurotization of breast reconstruction, compression injuries and the surgical treatment of pain are also being developed. We also support outside research and will continue to work with investigators on grants with a translational focus.
RECON, a phase 3, pivotal, multicenter, prospective, randomized, comparative study of hollow tube conduits and Avance Nerve Graft to support the transition of Avance Nerve Graft to a biological product has completed enrollment, follow-up, and analysis with the first peer reviewed publication from this study. See “Government Regulations – Clinical Trials.” The pilot phase of REPOSE, a multicenter, prospective, randomized, and subject blinded study of Axoguard Nerve Cap as compared to neurectomy alone for the treatment of symptomatic neuroma, has published and the comparative phase has completed enrollment and follow-up. Enrollment is underway in REPOSE XL, a study titled, Tolerability and Feasibility Pilot Clinical Study of a Large-Diameter Nerve Cap for Protecting and Preserving Terminated Nerve Ends.
Commitment to the Education of Best Practices in Peripheral Nerve Repair
We have established educational conferences and presentations and surgical resident and fellow training that we believe have positioned us as a leader in providing peripheral nerve repair best practices. In 2023, we trained more than three-quarters of hand and microsurgery surgeon fellows in the U.S. through such courses and training. We have historically provided education on peripheral nerve repair through in-person national programs, including its “Advances and Best Practices in Nerve Repair” as well as local and regional educational events. In 2023, we offered multiple educational programs including virtual and in-person surgeon education programs.
P17

Table of Content
Focused on developing deeper penetration with our existing accounts through development of long-term users of our algorithm in our largest market opportunity of extremity trauma
We provide full sales and distribution services. As of December 31, 2023, we had 115 direct sales professionals in the U.S. Our direct sales force continues to be supplemented by independent sales agencies that represent approximately 10% of our total revenue. We believe that near-term growth can be supported first through expanded productivity of our existing sales force as they go into more depth with existing accounts and then by adding additional accounts. We expect the number of direct sales professionals to increase over time. Additionally, we have successfully utilized a hybrid commercial approach that includes the use of independent agencies in more remote geographies to provide appropriate local support for surgeons, without the travel time required of a direct sales representative.
Our products are available and sold in 19 countries outside the U.S. through a number of independent in-country distributors. We provide support and resources for independent agencies and distributors both within and outside the U.S. We provide our products to hospitals, surgery centers and military hospitals, calling on surgeons, including plastic reconstructive surgeons, orthopedic and plastic hand surgeons, and certain oral and maxillofacial surgeons to review the benefits of our products. While surgeons make the decision to implant our products in appropriate patients, hospitals make the decision to purchase the products from us. In today’s budget constrained environment, hospital committees review new technologies for cost effectiveness as well as quality. We believe that we have been successful in meeting the needs of these hospital committees by demonstrating the cost/benefit of our products and providing a fair value to the hospital.
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
Avance Nerve Graft Performance
We have worked with leading institutions, researchers, and surgeons to support innovation in the field of surgical peripheral nerve repair. We believe our RANGER study (defined below in “Government Regulations”) is the largest multi-center clinical study conducted in peripheral nerve gap repair with over 2,800 enrolled repairs. We have completed the RECON study (defined below in "Axogen Clinical Trials"). This study is a phase 3 trial to support our BLA for the Avance Nerve Graft. See “Government Regulations - Clinical Trials - Axogen Clinical Trials.”
International Opportunity for Revenue
We currently focus primarily on the U.S. market, with additional foreign distribution and sales in Canada, Germany, UK, Spain, and several other European, Asian and Latin American countries. The need for the surgical repair of damaged or transected nerves is a global opportunity. Through our revenue outside the U.S., we have demonstrated the capability to take our current peripheral nerve repair surgical portfolio into new geographical markets. We currently have European Union (“E.U.”) wide registration only for Axoguard Nerve Connector and Axoguard Nerve Protector as approval/registration for Avance Nerve Graft as human tissue is required in each individual country. Avance Nerve Graft has been granted marketing authorization in Germany and direct commercial operations began in 2022. Currently, Axoguard Nerve Cap is available in the US and New Zealand while Axotouch Two-Point Discriminator is available in the U.S. and Canada. Introduction of our products into foreign markets is subject to meeting the appropriate regulatory standards of particular countries and any appropriate regional regulation or directive. In addition to regulatory approval, reimbursement approval is necessary to achieve material product adoption in most countries. Avance Nerve graft has achieved NICE approval in the UK for digital nerve repair and reimbursement approval in South Korea for repairs up to 50mm in length for sensory nerves when an autograft is not possible. To date, revenue from international distribution and sales have not been material, there are no material risks associated with foreign operations, and we do not have dependencies as to international revenue. See " Item 1A. Risk Factors – Our operations must comply with FDA and other governmental requirements."
Research and Development
We believe that we provide the most extensive product portfolio for peripheral nerve injuries available. Our current development focus is to expand clinical data in peripheral nerve repair surgical applications, to develop product line extensions of the Avance and Axoguard products, and to develop new technologies/products for peripheral nerve repair.
P18

Table of Content
We work with academic institutions in the expansion of treatments for peripheral nerve and are involved in a number of grants from government agencies related to nerve repair or use of our products and/or technologies. For the year ended December 31, 2023, we spent approximately $28.3 million on total research and development expenses for product and clinical development, including expenses related to the transition of Avance Nerve Graft to a biological product.
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
We believe any current or future competitors face the following important barriers to market entry as it relates to its peripheral nerve repair products. Our intellectual property (“IP”), and that of our partners, including patents, patents-pending, trade secrets, and unique, internal subject matter expertise, is believed to be an important barrier for our Avance Nerve Graft and Axoguard products. We have developed knowledge and experience in understanding and meeting FDA regulatory requirements for Avance Nerve Graft, including having made a substantial investment in conducting the pre-clinical and clinical testing necessary to support a submission for an FDA BLA. Additionally, we believe our ability to offer a portfolio of products focused on peripheral nerve repair and the breadth of clinical data associated with the products provides a unique competitive position versus other entities that do not have this breadth of product offering. However, due to our limited resources, our smaller size, and our relatively early stage, we believe we may face competitive challenges from larger entities and market factors that could negatively impact our growth, including competitors’ introduction of new products and competitors’ bundling of products to achieve pricing benefits. (See “Item 1A. Risk Factors – Technological change and competition for newly developed products could reduce demand for our products”; “Risk Factors –– Our operating results could be adversely impacted if we are unable to effectively manage and sustain our future growth or scale our operations”).
Intellectual Property
Overview
We protect our IP through a combination of patents, trademarks, trade secrets, and copyrights. In addition, we safeguard our trade secrets and other confidential know-how, and carefully protect these and other IP rights when engaging with third parties. For example, we require vendors, contract organizations, consultants, advisors, and employees to execute confidentiality and nondisclosure agreements, and to appropriately protect any information disclosed to them by us so as to preserve confidential and/or trade secret status. We also require consultants, advisors, and employees to assign their rights to any IP arising out of their relationship with us to us.
License Agreements

We have entered into license agreements with the University of Florida Research Foundation (the "UFRF") and the University of Texas at Austin ("UTA"). Under the terms of these license agreements, we hold exclusive worldwide licenses to underlying technologies used by us in our Avance Nerve Graft. The license agreements include the right to certain patents and patents pending in the US and international markets. The effective term of the license agreements extends through the term of the related patents. The patents for which royalty obligations exist under the UFRF license agreement expired in December 2023, and the UTA license agreement expired when the last patents licensed thereunder expired in September 2023.
P19

Table of Content
Patents
As of the date of this Annual Report on Form 10-K, we own about twenty-five issued U.S. patents, more than forty-five pending U.S. patent applications (including those for which we have received a notice of allowance) and nearly two hundred and fifty international patents and patent applications with regard to our peripheral nerve products and other related technologies.
In connection with our Avance Nerve Graft, per Section 351(k)(7) and 351(i)(4) of the Public Health Service (PHS) Act, from the date of BLA approval, Avance Nerve Graft we believe we will have a period of 12 years of exclusivity in the U.S. from commercial competition from biosimilars using Avance as the reference product. Finally, we have Enforcement Discretion from the FDA regarding continued distribution under controls applicable to Human Cellular and Tissue-based Products (“HCT/Ps”) with an agreed transition plan to a BLA. We believe a competitive processed peripheral nerve allograft (non-biosimilar) would need to successfully complete BLA Phase I, II and III clinical studies prior to clinical release, the completion of which we believe would take at least eight years.
Each of Axogen’s other products in the United States and abroad, is also protected by multiple patents and local laws providing protection for intellectual property, which provides further barriers to entry for potentially competitive products. Axogen’s Axoguard Nerve Cap is protected by numerous issued Axogen patents in the United States and globally. Additional allowed Axogen patent applications, as well as other pending Axogen patent applications that are expected to issue in the United States and abroad, will provide further protection of Axoguard Nerve Cap and thus act as additional obstacles to the commercial introduction of competitive products. Our Axoguard HA+ Nerve Protector, is also the subject of numerous allowed and pending Axogen patent applications in the United States and abroad. The potential for products competitive with Axogen’s Axoguard line of products, including our Axoguard Nerve Connector and Nerve Protector, is further encumbered by the additional intellectual property protections related to their methods of manufacture, as discussed further below in the Trade Secrets section. Axogen’s Axotouch Two-Point Discriminator is protected by a design patent.
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
We possess trade secrets and material know-how in the following general subject matters: nerve and tissue processing, nerve repair, product testing methods, and pre-clinical and clinical expertise. We have registered copyrights for training tools and artistic renderings. Additionally, we entered into the Distribution Agreement and Supply Agreement with Cook Biotech for the Axoguard products. Cook Biotech believes it has know-how and trade secrets with respect to its ECM technology that provides certain additional competitive obstacles to third parties, in addition to those obstacles existing in view of Axogen-owned IP.
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
P20

Table of Content
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
We are the specification developer and authorization holder of the Axoguard Nerve Cap product, which is classified by the FDA as a Class II device. The Axoguard Nerve Cap was cleared for market under 510(k) K163446. It is classified by FDA under 21 CFR 882.5275 (Nerve Cuff, product code: JXI). Cook Biotech is the contract manufacturer for our Axoguard Nerve Cap product, and we are responsible for the regulatory compliance, distribution, and sale of this product.
We are the specification developer and authorization holder of the Axoguard HA+ Nerve Protector (HA+) product, which is classified by the FDA as a Class II device. HA+ was cleared for market under 510(k) K223640 on April 7, 2023, and a second 510(k) K231708 regulatory clearance was obtained on October 12th expanding the indication for use of HA+. The products are classified by FDA under 21 CFR 882.5275 (Nerve Cuff, product code: JXI). Cook Biotech is the contract manufacturer, and we are responsible for the regulatory compliance, distribution, and sale of this product. On January 31, 2024, RTI Surgical, Inc. announced the acquisition of Cook Biotech; we do not expect the acquisition of Cook Biotech to have a material impact on our relationship with Cook Biotech or our operations.
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
Avive
The FDA's Office of Combination Product completed its preliminary product classification and jurisdictional assessment of the Avive Soft Tissue Membrane product as part of a pre-RFD process in August 2023 and provided their feedback that Avive is not eligible for regulation solely under section 361 of the PHS Act and the regulations in 21 CFR Part 1271. An HCT/P that does not meet all of the criteria in 1271.1 0(a) is regulated as a drug, device, or biological product. As such we have concluded our discussions with the FDA and while the FDA's pre-RFD response does not constitute final agency action, we will not return Avive to the market. However, we are excited to move forward with introduction a new HCT/Product Avive+ in the second quarter of 2024. Our preliminary engagement with the FDA through the TRG Rapid Inquiry Program (TRIP) resulted in feedback that the product appears to be regulated solely under section 361 of the Public Health Service Act and the regulations in 21 CFR part 1271. Products regulated solely under Section 361 of the Public Health Service Act are a product category under close scrutiny by FDA for compliance with the regulatory requirements and potentially subject to regulatory change in the future. Failure to comply with applicable regulatory requirements could expose us to potential compliance actions by FDA or state regulators and could risk the commercial availability of the product.
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
P21

Table of Content
•Post-marketing vigilance, surveillance and medical device reporting, including reporting of deaths, serious injuries, communicable diseases, device malfunctions, or other adverse events; and
•Corrective actions, removals and recalls.
Failure to comply with applicable FDA regulatory requirements may subject us to a variety of administrative or judicially imposed penalties or sanctions and/or prevent us from obtaining or maintaining required approvals, clearances, or licenses to manufacture and market our products. It could also subject us to enforcement actions or sanctions, such as agency refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution of products, injunctions, consent decrees or civil monetary penalties or criminal prosecution.
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
Investigational New Drug (IND) Application for Drugs and Biologics
Federal law requires that a new drug be the subject of an approved marketing application and that a biological product be properly licensed before each is introduced or delivered for introduction into interstate commerce. Because a sponsor often needs to ship an investigational drug or biological product to clinical investigators in many states, it must seek an exemption from that legal requirement. The IND is the means through which the sponsor obtains this exemption from the FDA. It is additionally the request from a clinical study sponsor to obtain authorization from the FDA to administer an investigational drug or biological product to humans.
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
P22

Table of Content
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
•21CFR Part 316    Orphan Drugs
•21CFR Part 50    Protection of Human Subjects
•21CFR Part 54    Financial Disclosure by Clinical Investigators
•21CFR Part 56    Institutional Review Boards
•21CFR Part 58    Good Lab Practice for Nonclinical Laboratory Studies
Biological Product License Application ("BLA") Pathway
The BLA is a request for permission to introduce, or deliver for introduction, a biological product into interstate commerce (21 CFR 601.2). Form 356h specifies the requirements for a BLA. Biological products require FDA approval of a BLA to be marketed. The application must demonstrate the safety, purity, and potency of the product candidate based on results of pre-clinical studies and clinical trials. A BLA must also contain extensive Chemistry, Manufacturing and Controls ("CMC") and other manufacturing information, as well as Labeling information. The applicant must pass an FDA pre-approval inspection of the manufacturing facility or facilities at which the biological product is produced to assess compliance with the FDA’s current Good Manufacturing Practice ("cGMP") requirements. Satisfaction of FDA approval requirements for biologics typically takes several years and the actual time required may vary substantially based on the type, complexity, and novelty of the product. We cannot be certain that any BLA approvals for our products will be granted on a timely basis, or at all.
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
•Submission to the FDA of a BLA, which contains detailed information about the CMC for the product, reports of the outcomes and full data sets from the clinical trials, and proposed labeling and packaging for the product. With agreement from the FDA, sponsors can qualify to submit portions of an application as the information becomes available (“rolling submission”) as an alternative to providing all information in a single submission when it is available;
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
P23

Table of Content
Avance Nerve Graft Regulatory Classification and Regulatory Pathway
Avance Nerve Graft has been marketed domestically and internationally since 2007. In 2010, the FDA provided us with an enforcement discretion letter, regarding the marketing of Avance so long as we complied with certain terms that focused us on taking the necessary steps to support a BLA submission for the product. The FDA enforcement discretion letter states the FDA will end the period of enforcement discretion upon a final determination of our future BLA submission or if prior to the BLA submission, the FDA finds that we do not meet the conditions for the enforcement discretion terms or are not exercising due diligence in executing the transition plan. If final action on the BLA is negative or we are found to not meet the conditions for the transition plan or its execution, or if FDA were to revoke the enforcement discretion for any other reason, we may not be able to continue to distribute Avance Nerve Graft. We continue to work diligently to execute the transition plan, including maintaining regular communication with the FDA, and, in this context, continue to distribute Avance Nerve Graft.
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
◦We have performed several gap analyses of our quality system for compliance with 21 CFR Parts 210 and 211 and 600-610 regulations. The gap analyses have identified areas in which our quality system could improve with respect to compliance with the regulations. We have created and implemented appropriate changes, including new quality procedures. Through our internal auditing process, we have assessed our compliance to the regulations. We have also retained an external former FDA consultant with experience in auditing to 21 CFR Parts 210 and 211 and 600-610 regulations to verify quality system compliance with the regulations.
•We conduct a phase 3 clinical trial to demonstrate safety, purity and potency of Avance Nerve Graft under a Special Protocol Assessment (“SPA”). We and the FDA agreed to the SPA in August 2011.
◦In accordance with FDA regulations in 21 CFR §Part 312, we submitted IND #15419 to the FDA, and it became effective in March 2015.
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
◦In February 2018, we were audited by the FDA with respect to its Medical Device Quality System under 21 CFR Part 820 and its Human Tissue Quality System under 21 CFR Part 1271. Such audit resulted in two Form
P24

Table of Content
483 observations on general procedures on our Medical Device Quality System and no Form 483 observations on our Human Tissue Quality System. We took corrective action to correct these observations and the FDA accepted the corrective action plan.
◦In November 2018, we were inspected by the FDA at our Texas Distribution Facility with respect to our Human Tissue Quality System under 21 CFR Part 1271. Such inspection resulted in one Form 483 observation on tissue tracking. We took corrective action to correct this observation and the FDA accepted the corrective action plan.
◦In July 2022, we were inspected by the FDA at our Texas Distribution Facility with respect to our Medical Device Quality System under 21 CFR Part 820. No FDA Form 483 observations were received.
◦In September 2022 we were inspected by the FDA at the CTS Facility with respect to our Human Tissue Quality System under 21 CFR Part 1271. No FDA Form 483 observations were received.
◦In August 2023 we were inspected by the FDA at our Alachua, FL Human Tissue Establishment with respect to our Human Tissue Quality System under 21 CFR Part 1271. No FDA Form 483 observations were received.
We are working on preparing our BLA submission and engage in regular communication with the FDA for BLA approval. Most recently, we completed a pre-BLA meeting in the first quarter of 2024 and following that meeting our BLA submission plans remain on track. The FDA will review our regulatory compliance during the pre-license inspection as part of the BLA review. If the FDA does not find us to be in compliance, the BLA might not be approved or could be delayed. Additionally, the FDA reserves its review of the complete evidence package supporting a BLA for the review process. If the FDA does not find the evidence submitted in the BLA supportive, the BLA might not be approved or could be delayed, or the FDA may approve a narrower indication than the present use of Avance Nerve Graft.
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
Section 505(d) of the FDCA requires FDA to find "substantial evidence" of a new biologic product effectiveness before it can be marketed. The FDA normally requires two adequately designed and well-controlled clinical investigations for the new biologic product. However, through a series of FDA Guidance for Industry documents including the July 1998 Guidance "Guideline for the Format and Content of the Clinical and Statistical Sections of an Application" and, more recently, the September 2023 Guidance "Demonstrating Substantial Evidence of Effectiveness with One Adequate and Well-Controlled Clinical Investigation and Confirmatory Evidence", FDA has accepted a single adequate and well-controlled clinical investigation with supporting evidence through preclinical studies and literature to approve a new biologic products. For Avance Nerve Graft, in the 2010 Enforcement Discretion letter, FDA only required Axogen to perform a single Phase 3 Clinical Study. It is Axogen's belief from the guidance documents and communications with FDA, the Phase 3 RECON clinical study as a single adequate and well-controlled clinical investigation with preclinical data, literature and confirmatory data from the RANGER Registry will support Avance Nerve Graft' approval as a biologic product.
We have maintained a collaborative dialogue with the FDA and will continue to work with the FDA as we progress towards our BLA submission. We believe we will complete the rolling BLA submission in the third quarter of 2024.
We believe that biologic licensing, which typically entails multiple clinical trials and takes many years, would be required for any future competitive peripheral nerve allograft. The FDA provided updated guidance, "Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use" in November 2017, which it revised in July 2020. The guidance clarified the FDA's position that any processing that alters the biological characteristics of peripheral nerve tissue would be considered more than minimal manipulation, and therefore require a BLA prior to marketing.
P25

Table of Content
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
•Phase IV trials, also known as Post-marketing studies, are conducted after a treatment is approved for use by the FDA and provide additional information including the treatment or drug’s risks, benefits, and best use.
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
Clinical trials under an IND typically are conducted in three sequential phases, but the phases may overlap or be combined. In our case, we believe that the phase 3 clinical trial study for Avance Nerve Graft represents the only prospective clinical data that will be required to evaluate safety and effectiveness. Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase 3 clinical trials usually involve comparison with placebo, standard treatments, or other comparators. Usually, multiple well-controlled large phase 3 or pivotal clinical trials demonstrating safety and efficacy are required to support a BLA. These trials are intended to establish the overall risk-benefit profile of the product and provide an adequate basis for physician labeling. Clinical testing may not be completed successfully within any specified period, if at all. Furthermore, we or the FDA may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are exposed to an unacceptable health risk, have experienced a serious and unexpected adverse event, or that continued use in an investigational setting may be unethical. Similarly, an IRB can suspend or terminate approval of research, for example, if the research is not being conducted in accordance with the IRB’s requirements or if the research has been associated with unexpected serious harm to patients. Additionally clinical data obtained from the observational study, RANGER, will be provided as supportive safety data and confirmatory data for Avance Nerve Graft.
Our Clinical Trials
We have an active clinical research program to gather data on our product portfolio. We have completed five clinical studies, are performing six ongoing clinical studies, and have plans to initiate further clinical studies. The ongoing studies are:
•“A Multicenter Retrospective Study of Avance Nerve Graft Utilization, Evaluations, and Outcomes in Peripheral Nerve Injury Repair (“RANGER”) - enrollment complete in parent protocol with analysis ongoing,"
•"A Matched Autograft and Tube Conduit Case Control Cohort Arm of RANGER ("MATCH"), - enrollment in Addendum 1 complete with analysis ongoing"
•"Breast Neurotization Outcomes for Women: A Registry Study of Recovery Outcomes, Quality of Life and Patient Satisfaction in Post-Mastectomy Autologous Breast Reconstruction ("Sensation-NOW"), - enrollment ongoing"
P26

Table of Content
•"Nerve Protection Evaluation: Revision Cubital Tunnel Syndrome Decompression ("COVERED"), - enrollment ongoing"
•"Tolerability and Feasibility Pilot Clinical Study of a Large-Diameter Nerve Cap for Protecting and Preserving Terminated Nerve Ends ("REPOSE-XL"), - enrollment ongoing" and
•"An Ambispective, Multicenter, Observational Registry Study of Patients Considering Surgical Treatment for Chronic Neuropathic Pain ("Rethink Pain"). - enrollment ongoing."
Our completed studies are "A Multicenter, Prospective and Subject Blinded Comparative Study of Axoguard Nerve Cap and Neurectomy for the Treatment of Symptomatic Neuroma and Prevention of Recurrent End-Neuroma Pain ("REPOSE")," "A Multicenter, Prospective, Randomized, Patient and Evaluator Blinded Comparative Study of Nerve Cuffs and Avance Nerve Graft Evaluating Recovery Outcomes for the Repair of Nerve Discontinuities (“RECON”)," “A Multicenter, Prospective, Randomized, Comparative Study of Hollow Nerve Conduit and Avance Nerve Graft Evaluation Recovery Outcomes of the Nerve Repair in the Hand (“CHANGE”)” published by Means et al, pilot study to evaluate the use of Avance Nerve Graft in the reconstruction of nerves following prostatectomy, and "Registry of Avive Soft Tissue Membrane Utilization in Selected Applications of Acute Trauma of the Upper Extremity ("ASSIST"), As Avive Soft Tissue Membrane is no longer on the market, the registry closed with no planned analysis.
In addition to these clinical research programs, we are developing additional clinical trials in peripheral nerve repair, including mixed and motor nerve repair, breast neurotization, protection, and pain.
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
RANGER
The RANGER study is an observational study and is a utilization registry of Avance Nerve Graft. As of December 31, 2023, eleven publications and more than 70 scientific conference presentations have been generated to date from the study. RANGER is designed to allow up to 2,500 subjects. An additional 500 subjects are allowed to be enrolled in Addendum 1, MATCH, and 2,000 enrolled in Addendum 2, Sensation-NOW. Sensation-NOW is a clinical study cohort, currently enrolling, designed to assess breast sensation following reconstruction with or without neurotization. We resumed enrollment in 2021 at select centers after pausing enrollment due to COVID-19 in 2020. The follow-up for the RANGER study is standard of care with a target of up to 36 months post peripheral nerve repair. At the time of BLA submission for Avance Nerve Graft, we will provide to the FDA confirmatory evidence based primarily on real world evidence from the RANGER study data.
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
RECON
The RECON study is a prospective, randomized, controlled, patient and evaluator blinded, comparative study of Avance Nerve Graft and Collagen Nerve Cuffs (manufactured conduits) in the repair of peripheral nerve transections in digital nerves with gaps of 5 to 25mm. The study is designed to assess the outcomes of peripheral nerve repair in approximately 170 subjects in up to 20 centers. Subjects were intraoperatively randomized in a 1:1 ratio after stratification by length of the nerve injury by gap length into short gap (5-14mm) and long gap (15-25mm) categories. The primary objective of the study is to evaluate the safety
P27

Table of Content
and efficacy of Avance Nerve Graft for non-inferiority and if met, superiority, of static two-point discrimination, a measure of sensory function, at twelve months as compared to nerve cuffs. Given the pooled standard deviation assumptions and a non-inferiority margin of 2mm, approximately 88 patients per treatment group are required to assess non-inferiority with at least 83% power. In addition to non-inferiority, a minimum treatment effect is required to be demonstrated. Based on an agreement with the FDA in the original protocol and an independent statistical analysis of the pooled standard deviation, the number of subjects was increased to 220 in up to 25 centers. Subjects were followed over the course of 12 months (based on the agreed-upon protocol, subjects have up to an additional three months to complete trial requirements) to assess safety and efficacy outcomes with assessments performed at various defined intervals up to 12 months. The study completed subject enrollment in July 2020. Subject follow-up was completed in August 2021 with topline study data read-out completed during the second quarter of 2022. Topline results showed that this pivotal study met its primary endpoint for the return of nerve function as measured by static two-point discrimination. It also demonstrated that the safety profile was consistent with previously published data. RECON results demonstrated statistical superiority for return of sensory function, as measured by static two-point discrimination, as compared to conduits in gaps greater than 12 mm (p-value <0.05). Avance demonstrated statistical superiority for time to recover of static two-point discrimination over conduits in nerve gaps greater than 10mm (p-value <0.05). The data in this study will support our rolling BLA submission, which we expect to complete in the third quarter of 2024.
REPOSE
We are conducting a multicenter, prospective, randomized, and subject blinded study of Axoguard Nerve Cap as compared to neurectomy for the treatment of systematic neuroma ("REPOSE"). REPOSE is a two-phase study comparing standard neurectomy to Axoguard Nerve Cap, which leverages our chambered technology to aid in the management of symptomatic neuromas. The first phase, a non-randomized pilot has completed enrollment and one-year follow-up. The second phase, a prospective, randomized controlled study, completed enrollment in 2022. Overall enrollment is designed to target 101 subjects with 15 in the first pilot phase followed by up to 86 in the randomized, comparative phase. The study will assess pain scores, quality of life, neuroma recurrence, and health outcomes over a 12-month follow-up period. Subject follow-up was completed in the third quarter of 2023 with Topline analysis reported in January 2024.
REPOSE XL
REPOSE-XL is a prospective, multi-center clinical pilot study evaluating the tolerability and feasibility of the Axoguard Large-Diameter Nerve Cap (sizes 5-7 mm) for protecting and preserving terminated nerve endings after limb trauma or amputation when immediate attention to the nerve injuries is not possible. Enrollment in REPOSE-XL started in 2022 and is underway.
COVERED
COVERED is a prospective, multi-center clinical case series evaluating Axoguard HA+ Nerve Protector in first revision cubital tunnel decompression. Enrollment in COVERED started in the fourth quarter of 2023.
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
Post-Market Regulatory Requirements
There are numerous regulatory requirements that apply after a product is cleared or approved. For medical devices, these include, but are not limited to the FDA’s regulations for device labeling (21 CFR Part 801), medical device reporting (21 CFR Part 803), reporting of corrections and removals (21 CFR Part 806), establishment of registration and device listing requirements (21 CFR Part 807), and compliance with the QSR per 21 CFR Part 820. Distribution of medical devices is also subject to license/registration requirements in some states. For tissue and biological products, the regulatory requirements include: the FDA’s registration and listing requirements, donor eligibility requirements and compliance with GTP in 21 CFR Part 1271 for human tissue products, compliance with the FDA’s cGMP in 21 CFR Parts 210, 211, and 600 for licensed biological products, and post-
P28

Table of Content
market BLA requirements (21 CFR Part 601), including The Drug Supply Chain Security Act (DSCSA). Among other things, these regulations require manufacturers, including third party manufacturers to:
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
Safety Reporting and other Periodic Reporting
We have not received any reports of adverse events where the event was determined to be product related for Avance Nerve Graft. Nine adverse events have been reported by Cook Biotech for the Axoguard products (one each in 2013, 2014, 2015, 2016, and 2020; and two each in 2017 and 2019).
We reported three biological deviations (two in 2018 and one in 2019) for quality system issues related to human tissue distribution (no patient safety issues were involved). In December 2020, a user facility presented a Medwatch report for Avance Nerve Graft for a sizing issue and potential delay in procedure. Our follow-up indicated that there was no delay in procedure, and we filed information with the FDA and no further action is required. We have not had to submit any tissue adverse reaction reports to the FDA. There has been one Medical Device Report (MDR) submitted to the FDA in 2023 for an Axoguard HA+ Nerve Protector that was explanted after redness and pain developed at the surgical site. Although the Axoguard Connector, Protector, Cap, and HA+ product lines have had just ten adverse events reported to date, there may have been other incidents, including patient deaths, that may have occurred during procedures utilizing our products without us being aware of any such incidents. In addition, there can be no assurance that in the future our products will not cause or contribute to an adverse event that would require us to submit MDRs, biological deviation reports, or tissue adverse reaction reports to the FDA. IND annual reporting remains in compliance.
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
Facilities Listing and Registrations
All of our facilities are properly registered with the FDA as tissue or medical device establishments. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine compliance with the GTP, cGMP, and other regulations, and these inspections may also include suppliers' manufacturing facilities.
Failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other federal or state authorities, which may include any of the following sanctions, among others:
•Warning letters, fines, injunctions, consent decrees and civil penalties;
•Customer notifications, repair, replacement, refunds, recall or seizure of our products;
P29

Table of Content
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
AdvaMed is one of the primary voluntary U.S. trade associations for medical device manufacturers. PhRMA is another trade association focused on the pharmaceutical industry. These associations have established guidelines and protocols for medical device and pharmaceutical manufacturers, respectively, in their relationships with healthcare professionals on matters, including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed or PhRMA Codes by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption, they do not view adoption of these codes as proof of compliance with applicable laws. Key to the underlying principles of the AdvaMed and PhRMA Codes is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to fair market value for legitimate services provided and payment of modest meal, travel, and other expenses for a healthcare professional under limited circumstances. We have incorporated these principles into our relationships with healthcare professionals under our consulting agreements, payment of travel and lodging expenses, research and educational grant procedures and sponsorship of
P30

Table of Content
third-party conferences. In addition, we have conducted and will continue to conduct training sessions on these principles. Finally, the Sunshine Act, as defined below, imposes additional reporting and disclosure requirements on us for any “transfer of value” made or distributed to physicians and teaching hospitals, as well as reporting of certain physician ownership interests. We cannot provide any assurance that regulatory, or enforcement authorities will view our relationships with physicians or policies as being in compliance with applicable regulations and laws.
P31

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
The European Medicines Agency (EMA) is the decentralized body of the European Union, located in Amsterdam in the Netherlands. It is responsible for the scientific evaluation, supervision, and safety monitoring of medicines for human and veterinary use in the EU. The EMA serves the EU and three countries from the European Economic Area (EEA)—Iceland, Norway, and Liechtenstein. The EU has adopted numerous directives, regulations, and promulgated voluntary standards regulating the design, manufacture and labeling of, and clinical trials and adverse event reporting for medicinal products including medical devices. Devices that comply with the requirements of a relevant regulation or directive will be entitled to bear CE marking, indicating that the device conforms to the essential requirements of the applicable regulation and directives and can be commercially distributed throughout the member states of the E.U. and other countries that comply. The method for assessing conformity varies depending on the type and class of the device, but normally involves an assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. In the second quarter of 2014, Axogen’s Quality System became registered to ISO 13485 for Receipt, Handling, Storage and Distribution of Axoguard Nerve Connector and Axoguard Nerve Protector and we will maintain the registration through 2024.
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
In addition, the new European Medical Device Regulation (“E.U. MDR”) passed in the European Parliament on April 5, 2017, and went into effect on May 25, 2017. The E.U. MDR is an extensive reform of the rules governing the medical device industry in Europe. Under this regulation, manufacturers had through May 2021 to comply with a broad set of new rules for almost every kind of medical device. The E.U. MDR requires changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes.
While 6 years has passed since the adoption of MDR, The Regulations’ transitional provisions have been amended in 2022 to give manufacturers and notified bodies more time to conduct the necessary conformity assessment procedures and to avert shortages of devices needed for the EU healthcare systems. Regulation (EU) 2023/607 extended the transitional period according to the risk class of the legacy device until December 2027 or December 2028 and Regulation (EU) 2022/112 extending the transitional period according to the risk class of the legacy device until May 2025 for devices already certified by a notified body under the Directive and class D devices), until May 2026 for class C devices and until May 2027 for class B and A sterile devices). Overall, medical device companies can continue to expect longer lead times to obtain product conformity assessments and registrations (i.e., CE Mark Certification) in the E.U. and a substantially costlier pathway to compliance in the E.U.
Cook Biotech is responsible for registering and attaining MDR conformity for Axoguard Nerve Connector and Axoguard Nerve Protector in the EU. As distributor of these two products in the EU, we are not yet able to fully determine the costs of complying with these regulations, how the E.U. will continue interpreting and enforcing them, what the timelines for approvals of products will be and the overall effect of the E.U. MDR on the marketplace. Given the significant additional pre-market and post-market requirements imposed by the E.U. MDR, the overall impact of these new rules could have a material, adverse effect on our international revenue and expenses.
P32

Table of Content
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
Tissue products are not currently regulated under the CE Mark
We are responsible for all regulatory filings for Avance Nerve Graft. To obtain international approvals, we prepare the product filing documentation and submit this documentation to the MOH for a country.
Although some standards of harmonization exist, each country in which we conduct business has its own specific regulatory requirements, which are dynamic in nature and continually changing. We procure and process our tissue for the Avance Nerve Graft in the U.S. and market the Avance Nerve Graft in Canada, the UK, and certain other countries under compliance with the individual country regulations. We conduct a regulatory review at the time of submission of the product dossier. This involves reviewing the appropriate MOH regulations, discussion with in-country distributors and use of consultants. It typically takes less than nine months from the initiation of the product to develop a product dossier (specific for that country), submission of the documentation and MOH review of the product filing. While we believe that we are in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not negatively impact our operations. The FDA and international regulatory bodies conduct periodic compliance inspections of our U.S. processing facilities. Axogen's processing and distribution locations are properly registered with CBER as tissue establishments. In 2023, AATB re-accredited Axogen for compliance to the AATB standards for tissue banking for all our facilities. Additionally, our facilities are appropriately licensed in the states of Florida, New York, California, Maryland, Delaware, Oregon, and Illinois as tissue establishments. We believe that worldwide regulation of tissue products is likely to intensify as the international regulatory community focuses on the growing demand for these implant products and the attendant safety and efficacy issues of recipients. Changes in governing laws and regulations could have a material adverse effect on our financial condition and results of operations. Our management further believes that it can help to mitigate this exposure by continuing to work closely with government and industry regulators.
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
Human Capital
As of December 31, 2023, we had 428 total employees, including approximately 2 part-time employees and 426 full-time employees. Of these employees, 216 work in sales and marketing, 90 work in corporate, 47 work in research and development
P33

Table of Content
and 75 work in operations. Approximately 45% of our employees were female and 55% were male. As of the date of this Annual Report on Form 10-K we have not had a work stoppage and no employees are represented by a labor union.
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
We strive to offer benefits plans that are viewed as attractive and beneficial to employees. In 2023 we updated and expanded our offerings to include a Consumer Drive Health Plan (CDHP) with an HSA Account and the option of a Limited FSA for qualifying dental and vision expenses for those employees who select the CDHP. Other additions in 2023 include options for Dental (high or low PPO) plans and options for employees to select from two different Vision plan providers, enabling employees to select the option that best fits their needs and includes their preferred physicians. The Short-Term Disability (STD) offering was updated to pay 100% of the employee’s bi-weekly earnings for the first eight weeks of disability and 66.67% for the remaining disability period, up to twelve weeks. And finally, new in 2023 Axogen now offers supplement benefits in the form of Accidental insurance and Critical Illness insurance, designed to help provide financial protection against expenses associated with accidents or illness not covered by medical insurance.
Employee safety is critical to our operations, and we follow Occupational Safety and Health Administration (OSHA) 29 CFR 1910, and use a series of company-wide policies, trainings, and procedures to protect all employees’ health and safety. We utilize an Environmental Health and Safety committee that meets monthly to analyze potential issues, review any incident data, and implement necessary process or procedural changes that can minimize the work-related injuries and occupational exposure to chemicals, biohazards, or illnesses, and eliminate any potential from serious injuries and fatalities.
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

P34

Table of Content
Item 1A. RISK FACTOR SUMMARY
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
•Our revenue depends primarily on five products, which is dependent on the continued acceptance of our products by the medical community.
•Macroeconomic trends, such as the inflationary pressures and political instability, could continue to have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.
•Our operating results could be adversely impacted if we are unable to effectively manage and sustain our future growth or scale our operations.
•We have a history of net losses and have not consistently experienced positive cash flow from operations, and our ability to achieve consistent positive cash flow will depend on increasing revenue from distribution of our products, which may not be achievable.
•There may be significant fluctuations in our operating results.
•Failure to successfully manage the transition associated with the recent management changes and the search and appointment of a permanent CEO could have an adverse impact on our business.
•We may not experience the operating efficiencies anticipated with the transition to our APC Facility. We are highly dependent on the continued availability of our facilities and could be harmed if the facilities are unavailable for any prolonged period of time.
•Delays, interruptions, or the cessation of production by our third-party suppliers, including products supplied by single suppliers, of important materials may prevent or delay our ability to manufacture or process the final products.
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
Risks Related to the Regulatory Environment in which We Operate
•Our Avance Nerve Graft product is currently distributed pursuant to enforcement discretion and a transition plan with the FDA and we expect to complete the rolling BLA submission for the Avance Nerve Graft in the third quarter of 2024. If our BLA is not approved by the FDA if the FDA approves a narrower indication than Avance Nerve Graft’s current use, or if the use of Avance Nerve Graft is otherwise curtailed, our revenues would significantly decrease which would have a material adverse effect on our operations.
P35

Table of Content
•Our operations must comply with, and our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly and could result in negative effects on our business.
•Our products are subject to FDA and international regulatory requirements.
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
•Clinical trials can be long and expensive, and results are ultimately uncertain which could jeopardize our ability to generate data to support marketing of our products or obtain regulatory approval of our Avance Nerve Graft product.
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
Beginning in 2020, we adjusted our commercial strategy to focus on deeper penetration of our existing surgeon customers through the development of long-term users of our algorithm of nerve repair in our largest market opportunity of extremity trauma. We believe that near-term growth can be supported first through expanded productivity of our existing sales force with existing accounts and second by adding additional customers. We expect the number of direct sales professionals to increase
P36

Table of Content
over time. Additionally, we believe that we have successfully utilized a hybrid commercial approach that includes the use of independent agencies in more remote geographies to provide appropriate local support for customers, without the travel time required of a direct sales representative. We anticipate that we will continue to add to the number of independent sales agencies as it continues to drive higher productivity and efficiency with our direct sales force. We may also need to establish a regional distribution center or centers at some point in the future to account for growth. The incurrence of these expenses may impact our operating results, and there can be no assurance of their effectiveness. If we are unable to increase sales to existing customers and attract new customers, and develop our sales force, there could be a material adverse impact on our business, results of operations, financial condition, and prospects. Additionally, our growth margin is dependent on maintaining a diversified demand mix. If demand only grows in one use application it could negatively impact gross margin. We are focusing on creating balanced revenue growth and yield improvements in product processing, but we may be unable to do so.
Our revenue depends primarily on five products.
Substantially all of our revenue is currently derived from five products, Avance Nerve Graft, Axoguard Nerve Protector, Axoguard Nerve Connector, Axoguard HA + Nerve Protector, and Axoguard Nerve Cap for the treatment of peripheral nerve damage. Of these five products, Avance Nerve Graft represents approximately 60% of our total revenue. Any disruption in our ability to generate revenue from the processing, distribution, and sale of products, especially Avance Nerve Graft, will have a material adverse impact on our business, results of operations, financial condition, and prospects.
Axoguard Nerve Connector and Axoguard Nerve Protector are only available through the Cook Biotech Distribution Agreement. The Distribution Agreement was amended February 26, 2018, to extend the termination date to June 30, 2027 and on August 4, 2023, to extend the termination date to December 31, 2030. However, there are conditions for continuation of the agreement, including payment terms and minimum purchase requirements, that if breached could result in an earlier termination of the agreement. Through mutual agreement, the parties have not established such minimums and to date have not enforced such minimum purchase provision. Additionally, in the event that Cook Biotech were to enforce minimum purchase quantities and we fail to reach an agreement as to such minimums, Cook Biotech could terminate the agreement if we fail to generate commercially reasonable sales of Axoguard as measured by sales similar to a competitive product at the same stage in its commercial launch as verified by a mutually acceptable third party. We distribute the Axoguard Nerve Connector and Axoguard Nerve Protector for Cook Biotech, and Cook Biotech is the contract manufacturer for our Axoguard HA+ Nerve Protector and Axoguard Nerve Cap. Although we believe we could develop or obtain products that would replace the Axoguard products obtained through the Cook Biotech agreements, the loss of the ability to sell the Axoguard products could have a material adverse effect on our business, results of operations, financial condition, and prospects. Further, on January 31, 2024, RTI Surgical, Inc. announced the acquisition of Cook Biotech. While do not expect the acquisition of Cook Biotech to have a material impact on our relationship with Cook Biotech or our operations, it is possible that due to the change in control Cook Biotech elects to enforce the minimum purchase requirements and/or elect not to renew the Distribution Agreement further.
Approximately 60% of our total revenues are from sales of Avance Nerve Graft.
Approximately 60% of our total revenues are from sales of Avance Nerve Graft, which the FDA considers to be a biological product subject to BLA approval requirements. The product is currently distributed pursuant to a transition plan with the FDA. Any change in position by the FDA regarding its use of enforcement discretion regarding the sale of Avance Nerve Graft, or if the BLA we intend to submit is not approved, if our indications are narrowed, or use of Avance Nerve is curtailed in any other way, it will have a material negative impact on our revenues and our operations. For additional information see: “Risk Factors – Our Avance Nerve Graft product is currently distributed pursuant to a transition plan with the FDA; however, we expect to complete the rolling BLA submission for the Avance Nerve Graft in the third quarter of 2024, and if the FDA does not approve our BLA or otherwise limits on use of our Avance Nerve Graft product it would have a significant impact on our revenues and thus would have a material adverse effect on us.”
Macroeconomic trends, such as the inflationary pressure, and political instability could continue to have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.
We continue to actively monitor the impact of various macroeconomic trends, including high rates of inflation, increasing interest rates, increasing labor costs, supply chain disruptions, labor shortages and, geopolitical instability on our business. We have experienced increased costs consistent with rising interest rates, and inflationary pressures. At this time, we cannot predict the specific extent, duration or full impact of inflationary conditions, supply chain disruptions, geopolitical instability will have on our ongoing and planned clinical trials, our ability to operate, results of operations, financial condition, liquidity, and capital investments.
Economic conditions, such as rising inflation, higher interest rates, increasing labor costs, supply chain pressures, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can also have a significant effect on the cost of
P37

Table of Content
operations including the cost of materials and labor, as well as the interest on our debt. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications including volatility in the U.S. and global financial markets.
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
We have a history of net losses and have not consistently experienced positive cash flow from operations, and our ability to achieve consistent positive cash flow will depend on increasing revenue from distribution of our products, which may not be achievable.
We have historically incurred net losses and operated with negative cash flow from our operations and may continue to incur losses and operate with negative cash flow from operations for the foreseeable future. We have incurred net losses of $21.7 million, $28.9 million and $27.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $281.3 million. If revenue does not increase as anticipated, then we will continue to incur net losses and experience negative cash flows and adverse operating conditions. In June 2020, we entered into a seven-year $75 million credit facility (the "Credit Facility") with Oberland Capital, from which we drew proceeds of $50 million, which were used and will continue to be used for working capital, capital expenditures and general corporate purposes. As our debt obligations mature or if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we raise funds by selling additional equity, such sale would result in dilution to our shareholders. There is no assurance that if we are required to secure funding, we can do so on terms acceptable to us, or at all.
Failure to successfully manage the transition associated with the recent management changes and the search and appointment of a permanent CEO could have an adverse impact on our business.
Karen Zaderej informed the Company’s board of directors of her intention to retire from her role as the Chief Executive Officer in January 2025.The Board has begun the search for a permanent CEO. In addition, on December 6, 2023, Peter Mariani was replaced by Nir Naor as the Company’s Chief Financial Officer. Moreover, Mike Donovan, our VP of Operations announced his intention to retire from his role in March 2024. Mr. Donovan’s duties will be transitioned to Todd Puckett in March 2024. Leadership transitions can be inherently difficult to manage and competition for qualified executives can be intense, and there are a limited number of people with the requisite knowledge and experience. The transition to a permanent CEO may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. During the transition period there may be uncertainty among investors, customers, and other third parties, concerning our future direction and performance. It may also be more difficult for us to recruit and retain other personnel until a permanent CEO is identified.
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
P38

Table of Content
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
We have completed renovation of our APC Facility and transferred the Avance Nerve Graft tissue processing and packaging to the APC Facility but expect to continue to rely on the CTS facility for the processing of Avive+. We may not experience the anticipated operating efficiencies as we commence processing operations at the APC Facility. It could cause a significant disruption in service to our customers if we were to lose, even temporarily, the availability of our production or distribution facilities. If we are not able to comply with the applicable regulatory requirements or produce product that meets our requirements and specifications, it could delay or disrupt our BLA approval and we will be subject to the same risks that we would be subject to should third parties be unable to comply with the applicable regulatory requirements or produce product meeting our requirements or specifications, as described above. If we fail to achieve the operating efficiencies that we anticipate, our business, results of operations, financial condition, and prospects could be adversely impacted.
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
Delays, interruptions, or the cessation of production by our third-party suppliers, including products supplied by single suppliers, of important materials may prevent or delay our ability to manufacture or process the final products.
Most of the raw materials used in the process for Avance Nerve Graft are available from more than one supplier. However, there are materials within the manufacturing and production process that come from single suppliers, some of which are outside of the U.S., or certain supplies may be difficult to procure due to supply chain shortages or changes in global trade regulations. Macroeconomic factors could cause disruptions in the supply chain and impair our ability to obtain the materials needed for our product line.
We do not have written contracts that guarantee supply with any of our suppliers, and at any time they could stop supplying our orders. FDA review of a new supplier may be required if these materials become unavailable from our current suppliers. Although there may be other suppliers that have equivalent materials that would be available to us, if FDA review is required, it could take several months or years to obtain, if approval is able to be obtained at all. Any delay, interruption, or cessation of production by our third-party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay our ability to manufacture products. We are working on identifying and contracting with additional suppliers to reduce our dependence on single source suppliers and service providers.
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
P39

Table of Content
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
P40

Table of Content
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
P41

Table of Content
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
The failure of third parties to perform many necessary services for the commercialization of our products, including services related to recovery/acquisition, sterilization, distribution, and transportation, would impair our ability to meet commercial demand.
We rely upon third parties for certain recovery/acquisition, sterilization, distribution, and transportation services for our products. For example, the Avance Nerve Graft processing consists of several steps, and we use a number of recovery and/or acquisition agencies to supply the human tissue needed for these products. While we believe our current contracts and the ability to enter into future contracts will provide us with the tissues required for the products, we cannot be sure that we will be able to obtain the tissue that we need in the future. Disruptions in the tissue supply may adversely impact both tissue products and our overall business. If any of the third parties that we rely upon in our recovery/acquisition, distribution or transportation process fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties, experience delays due to macroeconomic factors, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand may be significantly impaired, which could have a material adverse impact on our business, results of operations, financial condition or prospects.
We are dependent on our relationships with independent agencies to generate a material portion of our revenue.
We derive material revenue through our relationships with independent agencies. In 2023, approximately 10% of global product revenue was generated through independent agencies. If certain agency relationships were terminated or discontinued for any reason, it could adversely affect our ability to generate revenue and profit. If we require additional agencies, we may not be able to find additional agencies who will agree to market and distribute our products on commercially reasonable terms, if at all. If we are unable to establish new agency relationships or renew certain current distribution agreements on commercially acceptable terms, our business, results of operations, financial condition, and prospects could be materially and adversely impacted.
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
Significant quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenue, seasonal changes in nerve repair activity, timing of sales force expansion, unforeseen restrictions on our ability to access healthcare providers such as inflationary pressures, competitive factors and general economic conditions. There can be no assurance that the level of revenue and profit, if any, we achieve in any particular fiscal period, will not be significantly lower than in other comparable fiscal periods. Our expense levels are based, in part, on our expectations as to future revenue. As a result, if future revenue is below expectations, net income or loss may be disproportionately affected by a reduction in revenue, as any corresponding reduction in expenses may not be proportionate to the reduction in revenue.
We may not be successful in our efforts to build a pipeline of additional product candidates.
We may not be able to continue to identify and develop new product candidates in addition to our current pipeline. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for
P42

Table of Content
clinical development or achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
Risks Related to the Regulatory Environment in which We Operate
Our Avance Nerve Graft product is currently distributed pursuant to enforcement discretion and a transition plan with the FDA, however we expect to complete the rolling BLA submission for the Avance Nerve Graft in the third quarter of 2024. If the FDA does not approve our BLA, approves a narrower indication than Avance Nerve Graft’s current use or otherwise limits use of our Avance Nerve Graft product it would have a significant impact on our revenues and thus would have a material adverse effect on us.
The FDA considers our Avance Nerve Graft product to be a biological product, subject to BLA approval requirements. Although the Avance Nerve Graft product has not yet been approved by the FDA through a BLA, it is currently distributed under the controls applicable to an HCT/P regulated under section 361 of the Public Health Service Act and 21 CFR Part 1271 of FDA’s regulations, subject to FDA’s enforcement discretion and our compliance with a transition plan established by the FDA. See “Business — Government Regulations — U.S. Government Regulation Overview.” We have continued to communicate with CBER since the acceptance of the transition plan on clinical trial design, pre-clinical studies, CMC for Avance Nerve Graft, and other issues related to the effective IND. Subject to the FDA’s enforcement discretion, we can commercially distribute Avance Nerve Graft until the FDA makes a final determination on an Avance Nerve Graft BLA submission, assuming we remain in compliance with the transition plan and exercise due diligence in executing the transition
P43

Table of Content
plan. In the event that the FDA becomes dissatisfied with our progress or actions with respect to the transition plan or the FDA changes its position for any reason regarding its use of enforcement discretion to permit us to distribute the Avance Nerve Graft product in accordance with the transition plan, we would no longer be able to distribute Avance Nerve Graft, which would have a material adverse effect on our operations and financial viability. In addition, if we do not meet the conditions of the transition plan, or fail to comply with applicable regulatory requirements, the FDA could impose civil penalties, including fines, product seizures, injunctions, or product recalls and, in certain cases, criminal sanctions. We expect to complete the rolling BLA submission for the Avance Nerve Graft in the third quarter of 2024, and if the FDA does not approve the BLA, narrows the Avance Nerve Graft indication, takes negative action on the BLA, or limits the use of our Avance Nerve Graft product for any other reason, our operations and financial viability would be significantly negatively impacted as we may no longer be able to distribute our Avance Nerve Graft product or the demand for the Avance Nerve Graft product could drop due to limitations on use.
These consequences also would have a material adverse effect on our operations and financial viability. Additionally, approximately 60% of our total revenues are from sales of Avance Nerve Graft, any change in position by the FDA regarding its use of enforcement discretion to permit the sale of Avance Nerve Graft or a negative action on the BLA could have a material negative impact on our revenues and our operations. For additional information see: “Risk Factors - Approximately 60% of our total revenues are from sales of Avance Nerve Graft.”
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
Our products are also subject to regulation by the FDA in the U.S. The FDA regulates the development, pre-clinical and clinical testing, requirements for commercial marketing and distribution, manufacturing and quality, safety, labeling, and promotion of medical products including human cells, tissues and cellular and tissue-based products (HCT/Ps), medical devices, and biological products. The FDA requires the pre-market approval of a biological product, like Avance Nerve Graft, through a BLA, prior to marketing. Although the Avance Nerve Graft product has not yet been approved by FDA through a BLA, FDA outlined a transition plan subject to FDA enforcement discretion, that we: (1) transition to compliance with section 501(a)(2)(B) of the FD&C Act, the cGMP regulations in 21 CFR Parts 210 and 211 and the applicable regulations and standards in 21 CFR Parts 600-610 prior to initiation of a phase 3 clinical trial designed to demonstrate the safety, purity, and potency of Avance Nerve Graft; (2) conduct a phase 3 clinical trial to demonstrate safety, purity, and potency of Avance Nerve Graft under an SPA; (3) continue to comply with the requirements of 21 CFR Part 1271; and (4) exercise due diligence in executing the transition plan. See “Business — Government Regulations — U.S. Government Regulation Overview.”
The FDA also regulates medical devices, for example the Axoguard products, and generally requires them to be cleared through the 510(k) pre-market notification process prior to marketing or through other pre-market approval processes. The FDA’s pre-market review process for new and modified existing devices that precedes product marketing can be time consuming and expensive. Some of the future products and enhancements to such products that we expect to develop, and market may require marketing clearance or approval from the FDA.

There can be no assurance, however, that clearance or approval will be granted with respect to any of our medical device products or enhancements of marketed products or that our Avance Nerve Graft will meet FDA’s requirements for continued marketing and transition to a BLA or ultimately an approved BLA. FDA review of our devices or biological products may encounter significant delays during FDA’s pre-market review process that would adversely affect our ability to market our
P44

Table of Content
products or enhancements. In addition, there can be no assurance that our products, including the Avance Nerve Graft, or enhancements will not be subject to a lengthy and expensive approval process with the FDA. Moreover, the FDA could decide to revoke its enforcement discretion or change the terms of enforcement discretion for Avance Nerve Graft at any time. In addition, any products regulated solely under Section 361 of the Public Health Service Act are a product category under close scrutiny by FDA for compliance with the regulatory requirements and potentially subject to regulatory change in the future. Failure to comply with applicable regulatory requirements could expose us to potential compliance actions by FDA or other regulators and could risk the commercial availability of the product.
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
We are the authorization holder of the Axoguard Nerve Cap and Axoguard HA+ Nerve Protector. We have obtained 510(k) pre-market clearance for Axoguard Nerve Cap, indicated to protect a peripheral nerve end and to separate the nerve from surrounding environment to reduce the development of symptomatic or painful neuroma. We have obtained two 510(k) pre-market clearances for Axoguard HA+ Nerve Protector, The first 510(k) K223640 was cleared on April 7, 2023, indicated for the management and protection of peripheral nerve injuries where there is no gap. The second 510(k) K231708 was cleared on October 12, 2023 expanding the indication to the management and protection of peripheral nerve injuries where there is no gap, or following closure of the gap.
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
P45

Table of Content
Our operations require us to comply with the FDA’s and other governmental authorities’ laws and regulations on topics including the manufacture and production and sales and marketing of medical products, and compliance efforts related to such laws is costly, and failure to comply could subject us to enforcement action. See “Business — Government Regulations — Education Grants, U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws — Fraud, Abuse and False Claims." Enforcement actions could impair our ability to produce products in a cost-effective and timely manner to meet customer demands. We may also be required to bear other costs or take other actions that may have an adverse impact on our future revenue and our ability to generate profits. Furthermore, our key material suppliers, licensors and or other contractors may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce products on a timely basis and in the required quantities, if at all.
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
Distribution of our human tissue products outside the U.S. are subject to foreign regulatory requirements that vary from country to country. In the E.U., human tissue regulations, if applicable, differ from one E.U. member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the E.U., as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Our products are subject to E.U. member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. In addition, some E.U. member states have their own tissue banking regulations. The inability to meet foreign regulatory requirements could materially affect our future growth and compliance with such requirements could place a significant financial burden on us. As a result of Brexit, we cannot be sure what changes could occur or what the cost of regulatory compliance with the UK would be. Accordingly, the cost of regulatory compliance for sales outside the U.S. can be significant and time consuming.
Finally, regulatory expectations in both the U.S. and other countries are subject to constant change. There can be no assurance that we can meet the requirements of future regulations and guidance or that compliance with current regulations and guidance assures future capability to distribute and sell our products.
P46

Table of Content
The use, misuse or off-label use of our products may harm our reputation and the reputation of our products, which could result in injuries leading to product liability suits, and could be costly to our business, and/or result in FDA sanctions.
If our products are misused or used for off-label purposes, our reputation and our product’s reputation may suffer, injuries could occur, which may lead to product liability litigation, or we may be subject to FDA sanctions if we are deemed to have engaged in off-label promotion. We are seeking a biologics license through the BLA process for specific uses of Avance Nerve Graft. Our promotional materials and training methods must comply with FDA requirements and other applicable laws and regulations, including the prohibition against off-label promotion. Our promotion of the Axoguard products, which are regulated as medical devices, also must comply with FDA’s requirements, and must only use labeling that is consistent with the specific indication(s) for use included in the FDA substantial equivalence order that results in marketing the devices. The FDA does not restrict or regulate a physician’s use of a medical product within the practice of medicine, and we cannot prevent a physician from using our products for an off-label use. However, the FD&C Act and the FDA’s regulations restrict the kind of promotional communications that may be made about our products, and if the FDA determines that our promotional or training materials constitute the unlawful promotion of an off-label use, it could request that we modify training or promotional materials and/or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, civil money penalties, seizure, injunction or criminal fines, and penalties. Other federal, state, or foreign governmental authorities might also take action if they consider our promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, or exclusion from participation in federal health programs. In that event, our reputation could be damaged and our products’ use in the marketplace could be impaired.
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
Our business is subject to continuing compliance with standards set by various accreditation and registration bodies, which is costly, and loss of accreditation or registration could result in negative effects on our business.
We are subject to accreditation such as that by the AATB and as a National Association of Boards of Pharmacy (NABP) Accredited Drug Distributors. We have registration requirements such as that with ISO 13485 registration bodies. These accreditations and registration standards can affect distribution and sale of our products on a state-by-state basis, within the U.S. and also affects distribution and sale of our products outside of the U.S. The loss of accreditation or registration could keep us from selling and distributing our products, which may have negative effects on our business, results of operations, financial condition, and prospects.
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
P47

Table of Content
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
We expect to complete the rolling BLA submission for the Avance Nerve Graft in the third quarter of 2024. We will provide the FDA with supportive clinical evidence based on published literature, preclinical data and the RANGER study data. The FDA could take negative action on the BLA or could approve the BLA but restrict the Avance Nerve Graft labeling if the FDA does not agree with the data is sufficiently supportive of the application. Restrictions to our labeling could have an adverse effect on Avance Nerve Graft commercialization.
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
P48

Table of Content
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
Additionally, initiatives sponsored by government agencies, legislative bodies, and the private sector in the U.S. and elsewhere to limit the growth of healthcare costs, especially for drugs and biologics, including price regulation and policies
P49

Table of Content
regarding generic drugs and biosimilars, are ongoing in markets where we do business. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, including allowing Medicare to negotiate prices for certain prescription drugs, requiring drug manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologics covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation (CPI-U), and limiting out of pocket spending for Medicare Part D enrollees. Implementation of the drug price negotiation provisions of the IRA began in 2023 and will continue to be implemented over the next several years. Multiple pharmaceutical manufacturers have challenged the law in court, largely on constitutional grounds. These suits will continue through 2024 and the ultimate effects of such legal challenges are unclear. At this time, we continue to evaluate the effect of the IRA on our business operations and financial condition and results as the full impact of the IRA remains uncertain. Additionally, on October 14, 2022, President Biden signed Executive Order 14087 on “Lowering Prescription Drug Costs for Americans.” The Executive Order specifically requests that the Center for Medicare and Medicaid Innovation consider “models that may lead to lower cost sharing for commonly used drugs and support value-based payment that supports high-quality care.” Continued government efforts to lower healthcare costs would affect our market materially. We could experience an adverse impact on operating results due to increased pricing pressure in the U.S. and in other markets. Governments, hospitals, pharmacy benefit managers, and other third-party payors could reduce the amount of approved reimbursement for our products, deny coverage altogether, or impose new requirements on manufacturers to justify their prices. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect our future operating results.
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
P50

Table of Content
•Any of our issued patents or those of our licensors are valid and enforceable;
•Any patents issued to us, or our collaborators will provide any competitive advantages or will not be challenged by third parties;
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
The patents for our commercialized products and products in development have varying expiration dates and, when these patents expire, we may be subject to increased competition, and we may not be able to recover our development costs. For example, the material U.S. patents covering the formulations used in our Axoguard product line, which are held by Cook Biotech, have expired. Expiration of these patents could adversely affect our ability to successfully execute our business strategy to maximize the value of Axoguard products and could materially and adversely impact our business, results of operations, financial condition, and prospects.
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
P51

Table of Content
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
In connection with the credit facility, we entered into a Revenue Participation Agreement (“RPA”) with Oberland Capital. Pursuant to the RPA, we agreed to pay an additional quarterly royalty payment as a percentage of our net revenue, up to $70 million in any given fiscal year, subject to certain limitations set forth therein, during the period commencing on the later of (i) April 1, 2021 and (ii) the date of funding of a loan under the credit facility and ending on the date upon which all amounts owed under the Term Loan Agreement have been paid in full. Payments commenced on September 30, 2021, with the royalty structure resulting in approximately 1.5% per year of additional payments on the outstanding principal amount of the loans.
The credit facility and RPA could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to make payments to Oberland Capital and will not be available to fund
P52

Table of Content
future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the credit facility and RPA will increase our cash outflows. Additionally, the credit facility and RPA contain complex provisions, which, if interpreted differently, could materially increase the amount of the payments due to Oberland Capital. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets, or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our shareholders. There is no assurance that if we are required to secure funding, we can do so on terms acceptable to us, or at all.
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
The trading market in our common stock has been volatile. The quotation of our common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent, and liquid trading market will exist. We cannot predict whether an active market for our common stock will be maintained in the future. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of December 31, 2023, approximately 28.1% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these shareholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.
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
P53

Table of Content
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
P54

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
Although we are not currently subject to any product liability proceedings and have no provision for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products. Although we currently carry product liability insurance in an amount, we believe is consistent with industry averages, our insurance coverage and any provision we may maintain in the future for product related liabilities may not be adequate and our business, results of operations, financial conditions, and prospects could suffer material adverse consequences.
Loss of key members of management, who we need to succeed, could adversely affect our business.
Our future success depends on the continued efforts of the members of our executive management team. Competition for experienced management personnel in the healthcare industry is intense. If one or more of our executives or other key personnel
P55

Table of Content
are unable or unwilling to continue in their present positions, or if we are unable to attract and retain high quality executives or key personnel in the future, our business, results of operations, financial conditions, and prospects may be adversely affected.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause a decline in our stock price.
We provide financial guidance about our business and future operating results. In developing this guidance, our management makes certain assumptions and judgments about our future operating performance, including projected hiring of sales professionals, continued increase of our market share, and continued stability of the macro-economic environment in our key markets. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the market price of our common stock could decline. .
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
We are exposed to the risk of changes in social, geopolitical, legal, and economic conditions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine and illegal annexation of Ukrainian
P56

Table of Content
territories. The negative impacts arising from the war and sanctions and export restrictions imposed by various countries, including those imposed by Russia, may include reduced consumer demand, supply chain disruptions, increased cybersecurity risks, and increased costs for transportation, energy, and raw materials. Additionally, further escalation of trade tensions between the U.S. and China, escalation of tensions between China and Taiwan, further escalation in the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries or terror organizations in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade. Although we do not have material operations in Russia, Ukraine, China, Taiwan, Israel, or other countries in the Middle East and North Africa, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we have material operations, which may adversely affect our business, financial condition and results of operations.
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
Although, to date, our business has not been materially impacted by Russia's ongoing invasion of Ukraine and illegal annexation of Ukrainian territories, geopolitical tensions between China and the U.S. geopolitical tensions between China and Taiwan, the escalation of the conflict between the State of Israel and Hamas, or record inflation, it is impossible to predict the extent to which our operations could be impacted in the short and long term, or the ways in which such matters may impact our business.
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
P57

Table of Content
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
P58

Table of Content
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
Our management has broad discretion in the use and placement of our cash and cash equivalents and, despite management’s efforts, cash and cash equivalents may be used in a manner that does not increase the value of shareholders’ investments or placed in otherwise reputable financial institutions that fail.
Our management has broad discretion in the use and placement of our cash and cash equivalents, and investors must rely on the judgment of management regarding the use and placement of such cash and cash equivalents. Management may invest our cash and cash equivalents in short-term or long-term, investment-grade, interest-bearing securities. These investments may not yield favorable returns to shareholders. If we do not invest or apply our cash and cash equivalents in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause our stock price to decline. Furthermore, the most reputable financial institutions may fail. Despite the judgment of management regarding the placement of cash and cash equivalents in deemed reputable financial institutions, events outside of our control could occur, the result of which could result in us not having access to our cash and cash equivalents.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity represents an important component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are integrated into the Company’s enterprise risk management approach, and cybersecurity risks are one of the enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company's cybersecurity standards and practices follow industry trends, which align with frameworks established by the Center for Internet Security ("CIS"). The Company approaches cybersecurity threats through a cross-functional approach which endeavors to: (i) identify, prevent and mitigate cybersecurity threats to the Company; (ii) preserve
P59

Table of Content
the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.
Risk Management and Strategy
The Company’s cybersecurity program focuses on the following areas:
a.Vigilance: The Company maintains cybersecurity threat operations with the goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
b.Systems Safeguards: The Company deploys system safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
c.Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
d.Third-Party Risk Management: The Company endeavors to identify and oversee cybersecurity risks presented by third parties, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
e.Training: The Company provides periodic training for personnel regarding cybersecurity threats, which reinforces the Company’s information security policies, standards and practices.
f.Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated periodically.
g.Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, risk management and other key business functions, as well as the members of the Board and the Audit Committee of the Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
h.Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the the Company’s VP of Information Technology, Security and Business Intelligence and other members of the cyber team and management.
The Company manages risks from cybersecurity threats through the assessment and testing of the Company’s processes and practices focused on evaluating the effectiveness of our cybersecurity measures. The Company engages third parties as appropriate to perform assessments of our cybersecurity measures. The results of such assessments and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.
Governance
The Board, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. On a regular basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the Company’s cyber team and senior leadership team.
P60

Table of Content
The Company’s VP of Information Technology, Security and Business Intelligence is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The VP of Information Technology, Security and Business Intelligence works in coordination with senior leadership, which includes our Chief Executive Officer, Chief Financial Officer, and General Counsel. The Company’s VP of Information Technology, Security and Business Intelligence has served in various roles in information technology and information security for over 18 years, including Biogen, AstraZeneca, Iron Mountain, and consulting roles at Charles River Labs, Sunovion Pharmaceuticals, Agero and DentaQuest. The VP of Information Technology, Security and Business Intelligence holds a MBA from Boston University, a Master’s degree in Electrical and Computer Engineering from Utah State University, and a Bachelor’s degree in Electronics Engineering from Mumbai University. The Company’s Information Technology team has specific professional certifications, and has over 10 years of experience with managing risks arising from cybersecurity threats.
The Company’s VP of Information Technology, Security and Business Intelligence, in coordination with senior leadership, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s policy as it relates to the incident, management response and recovery plan. Through the ongoing communications from these teams, the VP of Information Technology, Security and Business Intelligence and senior leadership monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.
Cybersecurity threats, resulting from any previous cybersecurity incidents, have not materially affected or are not reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

P61

Table of Content
ITEM 2. PROPERTIES

Our material physical properties consisted of the following as of December 31, 2023

Location	General Character	Total Square Feet	Square Feet Utilized	Expiration

Alachua, Florida (1)	Headquarters - General office, warehousing and distribution	19,000	19,000	10/31/2026
Tampa, Florida (1)	Headquarters - General office, medical laboratory, and meeting space	75,000	62,500	10/31/2034
Burleson, Texas (1)	Facility - Raw material and finished goods warehousing and distribution	15,000	15,000	4/30/2027
		10,000	5,000	9/30/2027
Vandalia, Ohio (2)	Facility - Clean-room, manufacturing, warehousing, and office space.	107,000	82,500	N/A
Dayton, Ohio (3)(4)	Facility - Clean-room/manufacturing, warehousing, and office space	Varies	Varies	12/31/2026

(1)	Property is encumbered by a lease agreement and is collateral to our Credit Facility.
(2)	Property is collateral to our Credit Facility.
(3)	Property is encumbered by our CTS Agreement as an embedded lease.
(4)	Total square feet and utilization varies each month for the use of CTS's clean room/manufacturing, warehousing, and office space in accordance with the CTS Agreement.
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
P62

Table of Content
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Capital Market under the symbol “AXGN.” On March 1, 2024, the last reported closing sale price of our common stock on the Nasdaq Capital Market was $10.69 per share.
Shareholders
As of March 1, 2024, we had 43,206,246 shares of common stock outstanding, and approximately 226 common shareholders of record, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. We estimate that there are approximately 11,343 individual owners. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 11 - Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 8; and Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our securities in the fourth quarter of 2023.
Recent Sales of Unregistered Securities
We had no sales of unregistered securities in 2023.
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
Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2018, to December 31, 2023 with (i) the Nasdaq Stock Market Biotechnology Index and (ii) the Nasdaq Stock Market Composite Index. The graph assumes an investment of $100 in our common stock and the respective indices for the period of December 31, 2018, to December 31, 2023. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices. The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed filed under such acts.
P63

Table of Content
ITEM 6. [RESERVED]
Not applicable.
P64

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
Our portfolio of products is currently available in the United States "(U.S."), Canada, Germany, United Kingdom, Spain and several other European, Asian and Latin American countries.
Revenue from the distribution of our nerve repair products, Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, and Axoguard Nerve Cap®, in the U.S. is the main contributor to our total reported sales and have been the key component of our growth to date.
As previously announced, we suspended the market availability of Avive® Soft Tissue Membrane ("Avive") on June 1, 2021, to have discussions with the U.S. Food and Drug Administration ("FDA") about the appropriate regulatory classification and requirements for Avive. The reported safety or product performance issues or concerns with Avive. Based on preliminary feedback from FDA on the product classification and regulatory pathway, we have decided not to continue discussions with FDA and will not pursue regulatory approval for Avive. Therefore, we will not seek to return Avive to the market. We are working on developing a replacement product called Avive + that we believe would not require a BLA and would fall under the criteria set forth in 21 CFR 1271.10(a) for regulation solely under Section 361 of the Public Health Service Act and the regulations in 21 CFR Part 1271. We seek to launch Avive+ in the second quarter of 2024.
We have observed that surgeons initially are cautious adopters for peripheral nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and
P65

Table of Content
have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of December 31, 2023, we had 1,006 active accounts, an increase of 3.9% from 968 one year ago. Active accounts are approximately 87% of our revenue. The top 10% of these active accounts continue to represent approximately 40% of our revenue.
Core accounts are defined as accounts that have purchased at least $100 in the past twelve months. As of December 31, 2023, we had 376 core accounts, an increase of 13.3% from 332 one year ago. These core accounts represented approximately 65% our revenue in 2023, which increased approximately 60% over the past two years.
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
We estimate that revenues from emergent trauma procedures represented approximately half of total revenues during the year ended December 31, 2023 and grew mid-single digits versus the year ended December 31, 2022.
Summary of Operational and Business Highlights
•Net revenue was $159,012 for the year ended December 31, 2023, an increase of $20,428 or 14.7% compared to the year ended December 31, 2022.
•Gross profit was $127,874 for the year ended December 31, 2023, an increase of $13,437 or 11.7% compared to the year ended December 31, 2022.
•In August 2023, we began processing tissue in the new, state-of-the-art APC facility, which provides for up to 3x the previous capacity and was designed for long-term growth and expansion.
•During 2023, we surpassed 100,000 Avance Nerve Graft implants since launch.
•We are continuing to expand our offering in the nerve protection market with the national launch of Axoguard HA+ Nerve Protector™ during 2023 and expect to launch Avive+ Soft Tissue Matrix™ second quarter of 2024.
P66

Table of Content
•We completed a Pre-BLA meeting with the FDA during the first quarter of 2024 where we aligned with the FDA on a rolling submission process and the content of the modules for the BLA submission for Avance® Nerve Graft. We anticipate completing the submission in the third quarter of 2024. Subject to ongoing engagement with the FDA, we believe this submission timetable will allow for a potential BLA approval in the middle of 2025.
•We have exceeded our initial goal of training 25 additional surgical teams on techniques in implant-based Resensation® and have more than 39 teams trained during the year ended December 31, 2023.
•Ended the year with 245 peer-reviewed clinical publications featuring Axogen’s nerve repair product portfolio.
•Ended the year with 116 direct sales representatives as compared to 115 for the year ended 2022.
Results of Operations
Comparison of the Years Ended December 31, 2023, and 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenues	$159,012	100.0%	$138,584	100.0%
Cost of goods sold	31,138	19.6%	24,147	17.4%
Gross profit	127,874	80.4%	114,437	82.6%
Costs and expenses:
Sales and marketing	86,060	54.1%	80,228	57.9%
Research and development	28,333	17.8%	27,158	19.6%
General and administrative	34,943	22.0%	36,758	26.5%
Total costs and expenses	149,336	93.9%	144,144	104.0%
Loss from operations	(21,462)	(13.5)%	(29,707)	(21.4)%
Other (expense) income:
Investment income	1,487	0.9%	569	0.4%
Interest expense	(2,835)	(1.8)%	(624)	(0.5)%
Change in fair value of derivatives	1,531	1.0%	1,044	0.8%
Other expense	(437)	(0.3)%	(230)	(0.2)%
Total other (expense) income, net	(254)	(0.2)%	759	0.5%
Net loss	$(21,716)	(13.7)%	$(28,948)	(20.9)%
Revenues
Revenues for the year ended December 31, 2023, increased, $20,428 or 14.7%, to $159,012 as compared to $138,584 for the year ended December 31, 2022. Revenue growth was driven by an increase in unit volume of approximately 8.6%, as well as the net impact of changes in price and product mix of approximately 3.7% and 2.5%, respectively. The unit volume increase was attributed to growth in our core and active accounts. As of December 31, 2023, we had 1,006 active accounts, an increase of 3.9% from 968 from the prior year and 376 core accounts, an increase of 13.3% from 332 at December 31, 2022.
P67

Table of Content
Gross Profit
Gross profit for the year ended December 31, 2023, increased $13,437 or 11.7% to $127,874 as compared to $114,437 for the year ended December 31, 2022. Gross margin as a percentage of revenue decreased to 80.4% for the year ended December 31, 2023, as compared to 82.6% for the year ended December 31, 2022.
Costs and Expenses
Total costs and expenses increased, $5,192 or 3.6%, to $149,336 for the year ended December 31, 2023, as compared to $144,144 for the year ended December 31, 2022. The increase in total operating costs was primarily attributable to the following (i) $5,083 in compensation costs; (ii) $1,277 in professional services; (iii) $1,243 in marketing programs costs; (iv) $852 in travel; (v) $185 in occupancy related costs partially offset by decreases of (i) $1,190 in research and development projects; (ii) $2,257 of other general business costs including insurance expenses of $1,033, bad debt recovery of $883, merchant fees of $727, other items administrative in nature of $355 offset by increased packaging, shipping and handling expenses of $741.
Sales and marketing expenses increased $5,833, or 7.3%, to $86,060 for the year ended December 31, 2023, as compared to $80,228 for the year ended December 31, 2022. The increase in sales and marketing was due to the following: (i) compensation costs of $1,969; (ii) $1,243 in marketing programs;(iii) $831 in travel costs; (iv) $745 in professional services, and (v) $1,034 of other costs which included packing, shipping and handling costs of $741 and other items administrative in nature of $293.
Research and development expenses increased $1,175, or 4.3%, to $28,333 for the year ended December 31, 2023, as compared to $27,158 for the year ended December 31, 2022. The increase was primarily due to product development and clinical expenses. Product development costs include spending for a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 60% and 52% of total research and development expense for the years ended December 31, 2023, and 2022, respectively. Clinical trial expenses represented approximately 40% and 48% of total research and development expense for the years ended December 31, 2023, and 2022, respectively. The increase in research and development included increases in compensation costs of $1,635; $331 in professional fees; $287 in occupancy costs; and $98 in travel costs to support these clinical and non-clinical expenses.
General and administrative expenses decreased $1,816, or 4.9%, to $34,943 for the year ended December 31, 2023, as compared to $36,758 for the year ended December 31, 2022. The decrease was primarily due to $1,033 in insurance costs, $833 in bad debt recovery, $727 in merchant fees, $330 in other services, and $205 in licenses and fees partially offset by an increase in compensation costs of $1,479.
Other Income and Expense
Total other (expense) income decreased $1,013, or 133.5% to expense of $254 for the year ended December 31, 2023, as compared to income of $759 for the year ended December 31, 2022. The change was primarily due to the increase in interest expense of $2,211 and other expenses of $208, partially offset by the increase in investment income of $918 and the fair value of the derivative liability of $488. In connection with the Credit Facility, we recognized total interest charges of $8,083 and $6,721 for the years ended December 31, 2023, and 2022, respectively, and of this interest we capitalized to the construction of the APC Facility, interest charges of $5,285 and $6,155 for the years ended December 31, 2023, and 2022, respectively. The increase in investment income was primarily related to the Federal Reserve raising interest rates 100 basis points throughout 2023.
Income Taxes
We had no federal income tax expense or benefit for the years ended December 31, 2023, and 2022, due to the incurrence of net operating losses in both years, the benefits of which have been fully reserved. We do not believe that there are any additional tax expenses or benefits currently available.
P68

Table of Content
Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents totaling $31,024. Our cash equivalents are comprised of a money market mutual fund and during the year ended December 31, 2022, we had investments comprised of short-term commercial paper and U.S. Treasuries. Our cash and cash equivalents and investments decreased $17,766 from $48,790 at December 31, 2022, primarily as a result of the renovations of our APC Facility, and general operating activities. On December 31, 2023,and 2022, our current assets exceeded our current assets liabilities by $57,574 and $74,322, respectively. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least through the next 12 months from the issuance of these financial statements.
Cash Flow Information
The following table presents a summary of our cash flows from operating, investing and financing activities:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,716)	$(16,066)
Investing activities	19,253	(3,200)
Financing activities	1,954	1,794
Net increase (decrease) in cash and cash equivalent	$15,491	$(17,472)
Net Cash Used in Operating Activities
Net cash used in operating activities was $5,716 and $16,066 during the years ended December 31, 2023, and 2022, respectively. The favorable change in net cash used in operating activities of $10,350 or 64.4% was due to the following: (i) the net favorable change of $5,172 in working capital accounts and (ii) the decrease in net loss of $7,232.
A discussion of net cash used in operating activities during the year ended December 31, 2021, can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 14, 2023.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $19,253 as compared to cash used in investing activities of $3,200 for the years ended December 31, 2023, and 2022, respectively, an increase of $22,453 or 702%. The change in net cash used in investing activities was due to the increase in the net purchase and proceeds of the sale of investments totaling $16,118 and net decrease in the capital expenditures, primarily related to the renovation of the APC Facility, of $6,206.
A discussion of net cash provided by investing activities during the year ended December 31, 2021, can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 14, 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1,954 as compared to $1,794 for the years ended December 31, 2023, and 2022, respectively, an increase of $161 or 9%. The change in net cash provided by financing activities was primarily due to an increase of $159 in proceeds from the exercise of stock options and ESPP purchases year-over-year.
A discussion of net cash provided by financing activities during the year ended December 31, 2021, can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 14, 2023.
Liquidity and Capital Resources
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
P69

Table of Content
we may be required to take certain actions, such as slowing sales and marketing expansion, delaying regulatory approvals, or reducing headcount.
Credit Facilities
As of December 31, 2023, we had $50,000 outstanding in indebtedness under a credit facility; $35,000 maturing on June 30, 2027, and 15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of the Adjusted SOFR or 2.0% (12.99% as of December 31, 2023). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.5% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 9 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 14 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements Part II, Item 8 of this Form 10-K.
Contractual Obligations and Commitments

Contractual Obligations	1 year	1-3 years	3-5 years	Thereafter	Total

Credit Facility Principal(1)	$—	$—	$50,000	$—	$50,000
Credit Facility Interest(1)(2)	6,500	13,000	6,175	—	25,675
Credit Facility Revenue Participation(1)	756	1,512	987	—	3,255
Credit Facility Make-Whole Payment(1)	—	—	—	—	—
Operating and financing lease obligations(3)	3,925	8,403	6,210	18,566	37,104
Severance obligations to former employees	755	—	—	—	755
Consulting fee obligation to former executives	300	—	—	—	300
Transition and separation obligations to current CEO(4)	1,538	1,646	—	—	3,184
	$13,774	$24,561	$63,372	$18,566	$120,273
(1) See Note 9. Long-term Debt and Note 14. Commitments and Contingencies in Part II, Item 8 of this Form 10-K.
(2) Calculated at 13.0%; the interest rate as of December 31, 2023.
(3) See Note 8. Leases in Part II, Item 8 of this Form 10-K.
(4) Includes CEO's 2023 bonus to be paid in March 2024, 2024 Salary, 2024 bonus to paid in March of 2025, accrued PTO through January 4, 2025, nine months of senior advisory fees, and eighteen months of COBRA payments. Actual timing of payments are subject to the determination of the end of CEO Term per the Transition and Separation Agreement. See Note 14 - Commitments and Contingencies in Part II, Item 8 of this Form 10-K.
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
P70

Table of Content
Inventories
Description
Inventories consist of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost or net realizable value, as determined by the first-in, first-out method.
Judgments and Uncertainties
We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell certain products in excess of current carrying cost. We make estimates regarding the future recoverability of the costs of these products and record provisions based on historical experience, expiration dates and expected future trends.
Sensitivity of Estimate to Change
As of December 31, 2023, we have reserved $1,342 for potential losses relating to inventory. If our actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write downs may be required, which could unfavorably affect future operating results.
Derivative Instruments
Description
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
Judgements and Uncertainties
The fair value of embedded derivatives are measured based on equity markets and interest rates, as well as an estimate of our nonperformance risk adjustment. This estimate includes an option adjusted spread and an estimate of our discount rate.
Sensitivity of Estimate to Change
As of December 31, 2023, we recorded a derivative liability of $2,987. However, if the discount rate were to change by 1%, it would have a less than $50 effect on our derivative liability.
Share-Based Compensation
Description
Share-based compensation is in the form of stock options, restricted stock units ("RSU") and performance stock units ("PSU"). The estimated grant date fair value of stock options held by employees is determined using a multiple-point Black-Scholes option valuation method. The fair value of RSUs and PSUs is determined based on the fair value of our common stock on the date of grant. The estimated fair value of the options related to the Employee Stock Purchase Plan are based on the Black-Scholes option pricing model.
Judgments and Uncertainties
We estimate the grant date fair value of each stock option award on the date of grant using a multiple-point Black-Scholes option-pricing model. In addition, we measure stock options granted to employees at a premium price based on market conditions, such as the trading price of our common stock, using a Monte Carlo Simulation option-pricing model in estimating the fair value at the grant date. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.
The fair value of the PSU grants is based on our closing stock price on the grant date. The number of PSU's that will ultimately be earned is based upon our performance as measured against specified targets over the measurement period. Expectations related to the achievement of performance goals associated with PSU grants is assessed at each reporting period and is used to determine whether PSU grants are expected to vest. If performance-based milestones related to PSU grants are not met or not expected to be met, any compensation expense recognized associated with such grants will be reversed.
P71

Table of Content
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
Sensitivity of Estimate of Change
As of December 31, 2023, stock-based compensation expense for PSU's was $3,273, however, if we determined that the PSUs outstanding were 100% achievable, our stock-based compensation would have been $8,652.
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
We have not entered into derivative transactions related to cash and cash equivalents. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2024. However, we give no assurance that interest rates will not significantly change in the future.
We also have interest rate exposure as a result of the Credit Facility. As of December 31, 2023, the outstanding principal amount of our loans under the Credit Facility was $50,000. Interest on our loans under the Credit Facility is payable quarterly during the term of the loans and is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (12.99% as of December 31, 2023); provided that the interest rate shall never be less than 9.5%. Changes in the Adjusted SOFR rate may therefore affect our interest expense associated with the loans. An increase of 100 basis points in interest rates would increase expense by approximately $500 annually based on the amounts currently outstanding and would not materially affect our results of operations.
Credit Risk
Financial instruments that potentially subject us to credit risk consist of cash and cash equivalent balances, investments in commercial paper and accounts receivable. Certain of our cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. As of December 31, 2023, $30,524 of the cash and cash equivalents balance was in excess of FDIC limits.
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
P72

Table of Content
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
P73

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Axogen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Axogen, Inc and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

P74

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
The Company monitors the shelf life of its products and historical expiration and spoilage trends, and reserves for inventory based on the estimated amount of inventory that will not be distributed before expiration or spoilage. To estimate the amount of inventory that will expire or spoil prior to being distributed, the Company reviews inventory quantities on hand, historical and projected distribution levels, historical expiration trends, and historical spoilage trends. The Company’s calculation of the amount of inventory that will expire prior to distribution has three components: 1) a spoilage-based component that compares historical spoilage rates to inventory quantities on hand 2) a demand or consumption-based component that compares projected distribution to inventory quantities on hand; and 3) an expiring inventory component that assesses the risk related to inventory that is near expiration. The Company’s model assumes that inventory will be distributed on a first-in-first-out basis. Due to the nature of the inventory (surgical implants with expiration dates) and the fact that a significant portion of the Company’s inventory is at medical facility consignment locations, estimating the amount of spoilage, the amount of inventory that will expire and the amount of inventory that should be reserved for involves significant judgments and estimates.
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
•We performed procedures to evaluate management’s ability to accurately forecast by comparing the historical inventory reserve estimates to subsequent inventory destructions and expirations.
•We obtained the Company’s E&O calculation and tested the mathematical accuracy.
•We tested the accuracy and completeness of the underlying data used in the calculation of the Company’s expiring inventory and spoilage models.
•We made inquiries of the Company’s employees outside of the accounting department and evaluated other areas of the audit to identify business, product, or industry changes that may impact the inputs in the inventory valuation calculation.

/s/ Deloitte & Touche LLP

Tampa, Florida
March 5, 2024
We have served as the Company's auditor since 2018.
P75

Table of Content
AXOGEN, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In Thousands, Except Share and Per Share Amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$31,024	$15,284
Restricted cash	6,002	6,251
Investments	—	33,505
Accounts receivable, net of allowance for doubtful accounts of $337 and $650, respectively	25,147	22,186
Inventory	23,020	18,905
Prepaid expenses and other	2,811	1,944
Total current assets	88,004	98,075
Property and equipment, net	88,730	79,294
Operating lease right-of-use assets	15,562	14,369
Intangible assets, net	4,531	3,649
Total assets	$196,827	$195,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$28,883	$22,443
Current maturities of long-term lease obligations	1,547	1,310
Total current liabilities	30,430	23,753

Long-term debt, net of debt discount and financing fees	46,603	45,712
Long-term lease obligations	21,142	20,405
Debt derivative liabilities	2,987	4,518
Total liabilities	101,162	94,388

Commitments and contingencies - see Note 14

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 43,124,496 and 42,445,517 shares issued and outstanding	431	424
Additional paid-in capital	376,530	360,155
Accumulated deficit	(281,296)	(259,580)
Total shareholders’ equity	95,665	100,999
Total liabilities and shareholders’ equity	$196,827	$195,387
The accompanying notes are an integral part of these consolidated financial statements.
P76

Table of Content
AXOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2023, 2022 and 2021
(In Thousands, Except Share and Per Share Amounts)

	2023	2022	2021
Revenues	$159,012	$138,584	$127,358
Cost of goods sold	31,138	24,147	22,931
Gross profit	127,874	114,437	104,427
Costs and expenses:
Sales and marketing	86,060	80,228	73,328
Research and development	28,333	27,158	24,177
General and administrative	34,943	36,758	32,338
Total costs and expenses	149,336	144,144	129,843
Loss from operations	(21,462)	(29,707)	(25,416)
Other (expense) income:
Investment income	1,487	569	93
Interest expense	(2,835)	(624)	(1,356)
Change in fair value of derivatives	1,531	1,044	(28)
Other expense	(437)	(230)	(278)
Total other (expense) income, net	(254)	759	(1,569)
Net loss	$(21,716)	$(28,948)	$(26,985)

Weighted average common shares outstanding — basic and diluted	42,878,543	42,083,125	41,214,889
Loss per common share — basic and diluted	$(0.51)	$(0.69)	$(0.65)
The accompanying notes are an integral part of these consolidated financial statements.
P77

Table of Content
AXOGEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2023, 2022 and 2021
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	40,619	$406	$326,390	$(203,647)	$123,149

Stock-based compensation	—	—	10,919	—	10,919
Issuance of restricted and performance stock units	254	2	(2)	—	—
Shares surrendered by employees to pay tax withholdings	—	—	—	—	—
Exercise of stock options and employee stock purchase plan	864	9	5,458	—	5,467
Net loss	—	—	—	(26,985)	(26,985)

Balance, December 31, 2021	41,737	417	342,765	(230,632)	112,550

Stock-based compensation	—	—	15,591	—	15,591
Issuance of restricted and performance stock units	343	3	(3)	—	—
Exercise of stock options and employee stock purchase plan	365	4	1,802	—	1,806
Net loss	—	—	—	(28,948)	(28,948)

Balance, December 31, 2022	42,445	424	360,155	(259,580)	100,999

Stock-based compensation	—	—	14,418	—	14,418
Issuance of restricted and performance stock units	369	4	(4)	—	—
Exercise of stock options and employee stock purchase plan	310	3	1,961	—	1,964
Net loss	—	—		(21,716)	(21,716)

Balance, December 31, 2023	43,124	$431	$376,530	$(281,296)	$95,665
The accompanying notes are an integral part of these consolidated financial statements.
P78

Table of Content
AXOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021
(In Thousands)

	2023	2022	2021
Cash flows from operating activities:
Net loss	$(21,716)	$(28,948)	$(26,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,218	2,827	2,744
Amortization of right-of-use assets	1,062	1,761	1,795
Amortization of intangible assets	273	265	202
Amortization of debt discount and deferred financing fees	891	891	831
Loss on disposal of equipment	56	—	—
(Recovery of) provision for bad debt	(271)	612	(41)
Provision for inventory write-down	1,939	1,769	3,314
Investment losses (gains)	(666)	(228)	68
Change in fair value of derivatives	(1,531)	(1,044)	28
Stock-based compensation	14,418	15,591	10,919
Change in operating assets and liabilities:
Accounts receivable	(2,691)	(4,639)	(499)
Inventory	(6,054)	(3,656)	(7,478)
Prepaid expenses and other	(867)	(84)	2,435
Accounts payable and accrued expenses	6,509	660	(270)
Operating lease obligations	(1,269)	(1,841)	(463)
Cash paid for interest portion of finance leases	(3)	(2)	(2)
Contract and other liabilities	(14)	—	(3)
Net cash used in operating activities	(5,716)	(16,066)	(13,405)

Cash flows from investing activities:
Purchase of property and equipment	(13,872)	(20,078)	(27,811)
Economic development grant proceeds	—	—	950
Purchase of investments	(10,203)	(39,247)	(68,699)
Proceeds from sale of investments	44,374	57,300	72,500
Cash payments for intangible assets	(1,046)	(1,175)	(589)
Net cash provided by (used in) investing activities	19,253	(3,200)	(23,649)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	15,000
Cash paid for debt portion of finance leases	(10)	(12)	(15)
Proceeds from exercise of stock options and ESPP stock purchases	1,964	1,806	5,467
Net cash provided by financing activities	1,954	1,794	20,452
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,491	(17,472)	(16,602)
Cash, cash equivalents, and restricted cash, beginning of period	21,535	39,007	55,609
Cash, cash equivalents, and restricted cash, end of period	$37,026	$21,535	$39,007

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$1,944	$—	$495
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$704	$866	$1,420
Embedded derivative associated with the long-term debt	$—	$—	$3,037
Obtaining a right-of-use asset in exchange for a lease liability	$2,298	$1,018	$1,375
Acquisition of intangible assets in accounts payable and accrued expenses	$407	$299	$418
The accompanying notes are an integral part of these consolidated financial statements.
P79

Table of Content
AXOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(In thousands. except shares and per share amounts)
1.Nature of Business
Axogen, Inc. (together with its wholly-owned subsidiaries, the “Company”) was incorporated in Minnesota. Our business is focused on the science, development and commercialization of the technologies used for the peripheral nerve regeneration and repair. The Company's products include Avance® Nerve Graft, Axoguard Nerve Connector®,,Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, Axoguard Nerve Cap® and Axotouch® Two-Point Discriminator. The Company is headquartered in Florida. The Company has processing, warehousing, and distribution facilities in Ohio and Texas.
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
Risk and Uncertainties
The Company is dependent on its suppliers, including single source suppliers, some of which are outside of the U.S., and the inability of these suppliers to deliver necessary components of its products in a timely manner at prices, quality levels and volumes acceptable to the Company, or its inability to efficiently manage these components from these suppliers, could have a material adverse effect on its business, financial condition and operating results.
Cash and Cash Equivalents
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company's cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what they believe to be credit-worthy financial institutions. As of December 31, 2023, $30,524 of the cash and cash equivalents balance was in excess of FDIC limits.
Restricted Cash
Amounts included in restricted cash represent those required to be set aside to meet contractual terms of a lease agreement held by the Company. See Note 9 - Long-Term Debt, Net of Debt Discount and Financing Fees- Other Credit Facilities.
P80

Table of Content
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to the total of the same reported in the consolidated statements of cash flows:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$31,024	$15,284
Restricted cash	6,002	6,251
Total cash and cash equivalents, and restricted cash shown in the consolidated statements of cash flows	37,026	$21,535
Investments
Investments consisted of commercial paper and U.S. government securities, were classified as available-for-sale and had maturities less than one year as of each balance sheet date. Investments were carried at fair value based upon quoted market prices. The Company elected the fair value option ("FVO") for all of its available-for-sale investments. The FVO election results in all changes in unrealized gains and losses being included in investment income in the consolidated statements of operations.
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
None of the Company's customers accounted for 10% or more of the consolidated revenues or accounts receivable during the years ended December 31, 2023, 2022, and 2021.
Inventory
Inventories, consisting of materials, direct labor and manufacturing overhead, are stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence or shelf-life.
The Company monitors the shelf life of its products and historical expiration and spoilage trends, and reserves for inventory based on the estimated amount of inventory that will not be distributed before expiration or spoilage. To estimate the amount of inventory that will expire or spoil prior to being distributed, the Company reviews inventory quantities on hand, historical and projected distribution levels, historical expiration trends, and historical spoilage trends. The Company’s calculation of the amount of inventory that will expire prior to distribution has three components: 1) a spoilage-based component that compares historical spoilage rates to inventory quantities on hand 2) a demand or consumption-based component that compares projected distribution to inventory quantities on hand; and 3) an expiring inventory component that assesses the risk related to inventory that is near expiration. The Company’s model assumes that inventory will be distributed on a first-in-first-out basis. Due to the nature of the inventory (surgical implants with expiration dates) and the fact that a significant portion of the Company’s inventory is at medical facility consignment locations, estimating the amount of spoilage,
P81

Table of Content
the amount of inventory that will expire and the amount of inventory that should be reserved for involves significant judgments and estimates.
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
Gains or losses on the disposition of property and equipment are recorded in the period incurred and recorded as general and administrative expenses on the consolidated statement of operations.
Capitalized Interest
The interest cost on capital projects, including facilities build-outs, is capitalized and included in the cost of the project. Capitalization begins with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. For the years ended December 31, 2023, and 2022, the Company capitalized $5,285 and $6,155, respectively, of interest expense into property and equipment.
Impairment of Long-Lived Assets
The Company analyzes long-lived assets (asset groups), including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment is recognized when the estimated undiscounted cash flows generated by those assets is less than the carrying amounts of such assets. If it is determined that long-live asset (asset groups) is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the long-lived asset (asset groups) over the fair value of the long-lived asset (asset groups). There have been no impairments of long-lived assets during the years ended December 31, 2023, 2022, and 2021.
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
Intangible Assets, Net
Intangible assets are recorded at cost and include patents and patent application costs, licenses, and trademarks. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reported net of accumulated amortization. Amortization expense is recorded in general and administrative expenses on the consolidated statements of operations. The useful lives of intangible assets are as follows:
•License agreements(1): 17 to 20 years
•Patents: up to 20 years.
•Trademarks: indefinite lived
(1) The Company pays royalty fees based on net sales of the licensed products, which are recorded in sales and marketing on the consolidated statements of operation. The licenses expired during 2023. See Note 5 - Intangible Assets, Net.
Global Nerve Foundation
Periodically, the Company may make contributions to the Global Nerve Foundation ("GNF"), a related party, due to certain executives of the Company being members of GNF's board of directors. The GNF was incorporated in 2021 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the GNF engages in activities that focus on improving the awareness and care of patients with peripheral nerve injuries
P82

Table of Content
through grants, contributions and other appropriate means. The GNF is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in the accompanying consolidated financial statements. The Company contributed $0 and $700 to the GNF during the year ended December 31, 2023, and 2022, no amounts were contributed previously. These contributions were recorded in sales and marketing expense on the consolidated statement of operations.
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
Revenue Recognition
The Company enters into contracts to sell and distribute products and services to hospitals and surgical facilities for use in caring for patients with peripheral nerve damage or transection. Revenue is recognized when the Company transfers control of the products and services to the Company’s customers when the product is shipped or when it is delivered to the customer depending on the agreement. Products are primarily transferred to customer at a point in time.
P83

Table of Content
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
The contract with the customer states the final terms of the sale, including the description, quantity, and price of each implant distributed. The payment terms and conditions in the Company’s contracts vary; however, as a common business practice, payment terms are typically due in full within 30 days of delivery. Since the customer agrees to a stated price in the contract that does not vary over the contract term, the contracts do not contain any material types of variable consideration, and contractual rights of return are not material. The Company has several contracts with distributors in international markets that include consideration paid to the customer in exchange for distinct marketing and other services. The Company records such consideration paid to the customer as a reduction to revenue from the contracts with those distributor customers, which totaled $1,056, $856 and $736 for the years ended December 31, 2023, 2022 and 2021, respectively.
Government Assistance
As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounts for the grants by analogy to International Accounting Standard ("IAS") 20 Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20"). Government assistance and grants are recognized when there is reasonable assurance that the Company has met the requirements of the assistance and there is reasonable assurance that the grant will be received. The Company received government grants of $393, $158 and $1,164 during the years ended December 31, 2023, 2022, and 2021 respectively. See Research and Development Costs below and Note 14. Commitments and Contingencies.
Costs of Goods Sold
Cost of goods sold includes materials, direct labor and manufacturing overhead costs related to each product sold or produced, including processing, quality assurance labor and scrap, inbound freight costs, as well as facility, warehousing and overhead supporting the Company's manufacturing operations. All of the Company's manufacturing costs are included in cost of goods sold on the consolidated statements of operations.
Research and Development Costs
Research and development costs are charged to expense as incurred. Costs of research and development activities relate to product development, clinical trial expenses, and technical support of products. Costs primarily consist of salaries, wages, consulting and depreciation and maintenance of research facilities and equipment. The Company received certain government grants totaling $393, $158, and $214 which were recorded as an offset to research and development in the consolidated statement of operations during the years ended December 31, 2023, 2022, and 2021, respectively.
P84

Table of Content
Shipping and Handling
All shipping and handling costs, including facility and warehousing overhead, directly related to bringing the Company’s products to their final selling destination are included in sales and marketing expenses on the consolidated statements of operations totaling $5,048, $5,271, and $4,883 for the December 31, 2023, 2022, and 2021, respectively.
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
P85

Table of Content
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2023-09 — Income Taxes (Topic 740) — Improvements to Income Tax Disclosures ("ASU 2023-09"). The new guidance provides for disclosure on an annual basis of the following: (i) specific categories in the rate reconciliation, and (ii) additional information for reconciling items that meet a quantitative threshold of greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The amendment in ASU 2023-09 is effective for the annual periods beginning after December 15, 2025, early adoption is permitted. The Company expects to enhance annual income tax reporting disclosures based on the new requirements.
In November 2023, the FASB issued Accounting Standard Update 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The new guidance requires disclosure on an annual and interim basis of the following: (i) significant segment expenses regularly provided to the chief operating decision maker ("CODM") and a measure of segment profit or loss; (ii) an amount for other segment items by reportable segment and a description of its composition; (iii) all annual disclosures about a reportable segment's profit and loss and assets as currently required by Topic 280; (iv) clarify if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources; and (v) disclose title and position of the CODM and how the CODM uses the reported measures. Public entities with a single reportable segment are required to provide all the disclosures required by this amendment. The amendment in ASU 2023-07 is effective for the annual periods beginning after December 15, 2023, and for the quarters in the years after December 15, 2024, early adoption is permitted. The Company expects to enhance annual segment reporting disclosures based on the new requirements.
Recently Adopted Accounting Pronouncements
In December 2022, the FASB issued ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2022-06 amended Accounting Standards Codification 848 Reference Rate Reform and ASU 2020 - 4, Reference Rate Reform. The amendment in ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform. The Company early adopted ASU 2022-06 in the second quarter of 2023 and the adoption of this accounting standard did not have an impact on the Company's consolidated financial statements.
All other ASUs issued and not yet effective as of December 31, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
P86

Table of Content
3.Inventory
Inventory consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Finished goods	$13,545	$12,651
Work in process	2,120	1,026
Raw materials	7,355	5,228
Inventory	$23,020	$18,905
The provision for inventory write-down for the years ended as follows:

	December 31,
(in thousands)	2023	2022	2021
Provision for inventory write-down	$1,939	$1,769	$3,314
As of December 31, 2023, and 2022, we reserved $1,342 and $1,221, respectively, for potential losses relating to inventory.
4.Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Furniture and equipment	$8,741	$5,316
Building	60,679	—
Leasehold improvements	15,348	15,482
Processing equipment	13,116	4,227
Land	731	731
Finance lease right-of-use assets	138	131
Projects in process	3,674	63,703
Property and equipment, at cost	102,427	89,590
Less: accumulated depreciation and amortization	(13,697)	(10,296)
Property and equipment, net	$88,730	$79,294
Depreciation expense is as follows for the years ended:

	December 31,
(in thousands)	2023	2022	2021
Depreciation expense	$4,218	$2,827	$2,744

P87

Table of Content
5.Intangible Assets, Net
Intangible assets consist of the following:

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$4,905	$(820)	$4,085	$3,792	$(621)	$3,170
License agreements	1,101	(1,087)	14	1,101	(1,014)	87
Total amortizable intangible assets	6,006	(1,907)	4,099	4,893	(1,635)	3,258

Unamortized intangible assets:
Trademarks	432	—	432	391	—	391
Total intangible assets	$6,438	$(1,907)	$4,531	$5,284	$(1,635)	$3,649
The amortization expense is as follows for the years ended:

	December 31,
(in thousands)	2023	2022	2021
Amortization expense	273	265	202
As of December 31, 2023, future amortization of patents and license agreements are as follows:

Year Ending December 31,
2024	236
2025	236
2026	235
2027	232
2028	232
Thereafter	2,928
Total	4,099
License Agreements
The Company has multiple license agreements with the University of Florida Research Foundation and the University of Texas at Austin (the "License Agreements") in which the Company acquired exclusive worldwide licenses for underlying technology used in repairing and regenerating nerves. The licensed technologies include the rights to issued patents and patents pending in the U.S. and international markets. The License Agreement with the University of Texas expired in September 2023 and the royalty obligations associated with the License Agreement with the University of Florida Research Foundation expired in December 2023.
The Company paid royalty fees ranging from 1% to 3% under the License Agreements based on net sales of licensed products. Also, when the Company paid royalties to more than one licensor for sales of the same product, a royalty stack cap applies, capping total royalties at 3.75%.
Royalty fees included in sales and marketing on the consolidated statement of operations are as follows for the years ended:

(in thousands)	December 31,
	2023	2022	2021
Royalty fees	$3,110	$3,103	$2,715
P84

Table of Content
6.Fair Value Measurement
The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, and 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Money market funds	$24,977	$—	$—	$24,977
Total assets	$24,977	$—	$—	$24,977

Liabilities:
Debt derivative liabilities	$—	$—	$2,987	$2,987
Total liabilities	$—	$—	$2,987	$2,987

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,354	$—	$—	$10,354
U.S. government securities	12,316	—	—	12,316
Commercial paper	—	21,189	—	21,189
Total assets	$22,669	$21,189	$—	$43,859

Liabilities:
Debt derivative liability	$—	$—	$4,518	$4,518
Total liabilities	$—	$—	$4,518	$4,518
The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Debt Derivative Liabilities
Balance, December 31, 2021	$5,562
Change in fair value included in net loss	(1,044)
Balance, December 31, 2022	4,518
Change in fair value included in net loss	(1,531)
Balance, December 31, 2023	$2,987
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the years ended December 31, 2023, and 2022.
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility was $46,603 and $51,486 at December 31, 2023, respectively, and $45,712 and $50,293 at December 31, 2022, respectively. See Note 9 - Long-Term Debt, Net of Debt Discount and Financing Fees.
The debt derivative liabilities are measured using a ‘with and without’ valuation model to compare the fair value of each tranche of the Credit Facility including the identified embedded derivative feature and the fair value of a plain vanilla note with the same terms. The fair value of the Credit Facility including the embedded derivative features was determined using a probability-weighted expected return model based on four potential settlement scenarios for the Credit Facility included in the table below. The estimated settlement value of each scenario, which would include any required make-whole payment (see Note 9 - Long-Term Debt, Net of Debt Discount and Financing Fees), is then discounted to present value using a discount rate that is derived based on the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic credit rating analysis.
P85

Table of Content
The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	December 31, 2023		December 31, 2022
Input
Remaining term (years)	3.5 years		4.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.2%		9.5% - 12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	12.06%	1	13.90%	1
Probability of mandatory prepayment before 2024	N/A	2	5.0%	1
Estimated timing of mandatory prepayment event before 2024	N/A	2	December 31, 2023	1
Probability of mandatory prepayment 2024 or after	15.0%	1	15.0%	1
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	1	March 31, 2026	1
Probability of optional prepayment event	5.0%	1	5.0%	1
Estimated timing of optional prepayment event	December 31, 2025	1	December 31, 2025	1
Probability of note held-to-maturity [3]	80%	1	75%	1
1 Represents a significant unobservable input.
2 Scenario ended on December 31, 2023.
3 See Maturity date in table.
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	December 31, 2023		December 31, 2022
Input
Remaining term (years)	4.5 years		5.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.2%		9.5% - 12.7%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	15.60%	1	17.56%	1
Probability of mandatory prepayment before 2024	N/A	2	5.0%	1
Estimated timing of mandatory prepayment event before 2024	N/A	2	December 31, 2023	1
Probability of mandatory prepayment 2024 or after	15.0%	1	15.0%	1
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	1	March 31, 2026	1
Probability of optional prepayment event	5.0%	1	5.0%	1
Estimated timing of optional prepayment event	December 31, 2025	1	December 31, 2025	1
Probability of note held-to-maturity[3]	80%	1	75%	1
1 Represents a significant unobservable input.
2 Scenario ended on December 31, 2023.
3 See Maturity date in table.
P86

Table of Content
7.Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accounts payable	$11,774	$8,964
Accrued expenses	3,180	4,520
Accrued compensation	13,929	8,959
Accounts payable and accrued expenses	$28,883	$22,443
8.Leases
The Company leases administrative, manufacturing, research and distribution facilities through operating leases. Several leases include fixed payments including rent and non-lease components such as common-area or other maintenance costs.
The components of total lease expense for the years ended were as follows:

	December 31,
(in thousands)	2023	2022	2021
Finance lease costs
Amortization of right-of-use assets	$4	$20	$22
Interest on lease obligations	3	2	2
Operating lease costs
Operating lease costs	3,316	4,077	4,326
Short-term lease costs	520	72	10
Variable lease costs	1,438	1,241	744
Total lease expense	$5,282	$5,412	$5,104
Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate)	December 31, 2023	December 31, 2022
Operating Leases
Right-of-use operating assets	$15,562	$14,369
Current maturities of long-term lease obligations	$1,541	$1,303
Long-term lease obligations	$21,123	$20,387
Financing Leases
Right-of-use financing leases (1)	$28	$41
Current maturities of long-term lease obligations	$6	$7
Long-term lease obligations	$19	$18

Weighted average operating lease term (in years):	9.6	11
Weighted average financing term (in years):	6.5	4

Weighted average discount rate operating leases	10.99%	10.58%
Weighted average discount rate financing leases	13.22%	11.91%
(1) Financing leases are included in property and equipment, net on the consolidated balance sheets.
P87

Table of Content
Future minimum lease payments under operating and financing leases as of December 31, 2023, were as follows:

(In thousands)
Year ending December 31,
2024	$3,925
2025	4,134
2026	4,269
2027	3,106
2028	3,104
Thereafter	18,566
Total	$37,104
Less: Imputed interest	(14,415)
Total lease liability	22,689
Less: Current lease liability	(1,547)
Long-term lease liability	$21,142
New leases
The Company accounts for new leases in accordance with ASC 842, Leases.
On May 9, 2023, the Company entered into a Commercial Lease with JA-Cole L.P., with an effective date of May 9, 2023 (the "2023 JA-Cole Lease"). The 2023 JA-Cole Lease is for an additional 2,500 square feet of office and warehouse facility located in Burleson, Texas. The Commercial Lease has a commencement date of September 1, 2023, and an expiration date of September 30, 2027. The Company valued the 2023 JA-Cole Lease using a 13.9% incremental borrowing rate and recorded a right-of-use asset and a lease liability of $98 on the commencement date.
On October 6, 2023, the Company entered into a Commercial Lease with JA-Cole L.P., with an effective date of September 27, 2023 (the "2023 JA-Cole Lease No. 2"). The 2023 JA-Cole Lease No. 2 is for an additional 2,500 square feet of office and warehouse facility located in Burleson, Texas. The Commercial Lease has a commencement date of October 6, 2023, and an expiration date of April 30, 20230. The Company valued the 2023 JA-Cole Lease No. 2 using a 14.2% incremental borrowing rate and recorded a right-of-use asset and a lease liability of $138 on the commencement date.
On December 27, 2023, the Company entered into the Ninth Amendment to License and Service Agreement ("Ninth Amendment") with Community Blood Center (d/b/a Community Tissue Services) with an effective date of December 21, 2023, pursuant to the original License and Services Agreement dated August 6, 2015. The Ninth Amendment has a commencement date of December 21, 2023, and an expiration date of December 31, 2026. The Company valued the Ninth Amendment using a 13.6% incremental borrowing rate and recorded a right-of-use asset and lease liability of $1,787 on the commencement date.
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
P88

Table of Content
9.Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(3,397)	(4,288)
Long-term debt, net of debt discount and financing fees	$46,603	$45,712
Credit Facility
On June 29, 2023, the Company amended its Credit Facility with Oberland Capital and its affiliates TPC Investments II LP and Argo LLC (collectively, the "Lender"). The term loan agreement for the Credit Facility was amended to transition the base interest rate from three-month LIBOR to Adjusted SOFR. The Company obtained the first tranche of $35,000 at closing on June 30, 2020. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company.
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (12.99% as of December 31, 2023); provided that the interest rate shall never be less than 9.5%. Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.5% per year of additional interest payments on the outstanding loan amount. The Company recorded interest expense for this Revenue Participation Agreement of $756 for each of the years ended December 31, 2023, and 2022, respectively. The Company pays the quarterly debt interest on the last day of the quarter, and for the years ended December 31, 2023, and 2022, paid $6,436 and $5,074, respectively, to the Lender. The Company capitalized interest of $5,285 and $6,155 for the years ended December 31, 2023, and 2022, respectively, towards the costs to construct and retrofit its APC Facility in Vandalia, OH. See Note 14 - Commitments and Contingencies. To date, the Company has capitalized interest of $16,714 related to this project. The capitalized interest is recorded as part of property and equipment, net in the consolidated balance sheets.
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
Upon the occurrence of an event of default, the interest rate incurred on amounts outstanding under the Credit Facility will be increased by 4%. The Credit Facility includes a financial covenant requiring the Company to achieve certain revenue targets each quarter. As of December 31, 2023, the Company was in compliance with all the covenants. In the event of a failure to meet such covenants the Company may avoid a default by electing to be subject to a liquidity covenant and meeting all of the obligations required by such covenant. The borrowings under the Credit Facility are secured by substantially all of the assets of the Company.
The debt derivative liabilities are recorded at fair value, with the change in fair value reported in change in the fair value of the derivative on the consolidated statements of operations at each reporting date. See Note 6 - Fair Value Measurement.
P89

Table of Content
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to long-term debt on the consolidated balance sheet.
Amortization of debt discount and deferred financing fees for the years ended December 31, 2023, 2022 and 2021, was $891, $891 and $831, respectively, and recorded in interest expense using the effective interest rate method.
Other Credit Facilities
The Company had restricted cash of $6,002 and $6,251 at December 31, 2023, and 2022, respectively. The December 31, 2023, and 2022 balances both include $6,000, which represents collateral for an irrevocable standby letter of credit. In March 2021, the Company entered into an agreement which required an additional irrevocable standby letter of credit in the amount of $250, which was terminated during the third quarter of 2023.
10.Basic and Diluted Loss per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method as of:

	December 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net loss	$(21,716)	$(28,948)	$(26,985)
Denominator:
Weighted-average common shares outstanding (Basic)	42,878,543	42,083,125	41,214,889
Weighted-average common shares outstanding (Diluted)	42,878,543	42,083,125	41,214,889
Net loss per common share (Basic and Diluted)	$(0.51)	$(0.69)	$(0.65)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	4,404,765	3,133,865	1,364,567
Restricted stock units	386,402	454,430	333,276
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
At the August 15, 2023, Annual Shareholder Meeting, approval was received to increase the number of shares available under the 2017 ESPP Plan by 600,000 to 1,200,000.
As of December 31, 2023, there were 1,864,063 shares of common stock available for future grant under the 2019 Plan. Additionally, the Company issued 215,800 options and 112,500 restricted stock units as inducement grants to certain employees in accordance with Nasdaq Listing Rule 5635(c)(4).
P90

Table of Content
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the years ended:

	December 31,
(in thousands)	2023	2022	2021
Costs of goods sold	$796	$215	$157
Sales and marketing	2,982	2,341	2,905
Research and development	3,875	2,640	1,923
General and administrative	6,764	10,395	5,934
Total stock-based compensation expense	$14,418	$15,591	$10,919
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
The following weighted-average assumptions were used in the calculation of fair value for stock options granted for the following periods:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.40	6.01	5.88
Expected volatility	59.32%	61.17%	58.38%
Risk free interest rate	3.52%	2.31%	1.02%
Expected dividends	—%	—%	—%
The following table summarizes the Company's stock option activity for the year ended December 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,894,856	$14.38	6.78	$2,783
Granted (1)	1,393,464	$7.88
Forfeited	(740,319)	$13.09
Exercised	(175,758)	$5.94
Outstanding at December 31, 2023	4,372,243	$12.87	6.43	$87
Exercisable at December 31, 2023	2,281,681	$16.33	4.26	$0
(1) Options granted include 215,800 inducement shares. in accordance with Nasdaq Listing Rule 5635(c)(4).
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $4.72, $4.65, $10.53, respectively.
The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $1,710, $2,643 and $14,167, respectively.
P91

Table of Content
As of December 31, 2023, there was approximately $6,414 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.
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
The following table summarizes the activity for restricted stock units for the indicated periods:

	Outstanding Restricted Stock Units
	Stock Units	Weighted Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life (Years)	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2022	1,861,106	$11.13	1.60	$18,574
Granted (1)	1,359,500	$8.10
Released	(324,731)	$16.23
Forfeited	(560,645)	$9.70
Unvested December 31, 2023	2,335,230	$9.00	1.39	$15,950
(1) RSU granted include 112,500 inducements shares. in accordance with Nasdaq Listing Rule 5635(c)(4).
The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $8.10, $8.40, $20.13, respectively.
As of December 31, 2023, there was approximately $12,530 of total unrecognized compensation costs related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 2.51 years. The total fair market value of restricted stock vested during the years ended December 31, 2023, 2022 and 2021 was $2,685, $2,288 and $2,179, respectively.
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
The following table summarizes the activity for performance stock units for the indicated periods:

	Outstanding Performance Stock Units
	Stock Units	Weighted Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life (Years)	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2022	1,112,031	$15.90	1.86	$11,098
Granted	747,870	8.29
Released	(41,833)	12.00
Forfeited	(560,656)	15.46
Unvested December 31, 2023	1,257,412	$11.69	1.76	$8,588
P92

Table of Content
The weighted-average grant-date fair value of performance stock units during the years ended December 31, 2023, 2022 and 2021 was $8.29, $8.23 and $20.70, respectively.
As of December 31, 2023, there was approximately $2,423 of total unrecognized compensation costs related to unvested performance stock. These costs are expected to be recognized over a weighted-average period of 1.76 years. The total fair market value of performance stock vested during the years ended December 31, 2023, 2022 and 2021 was $374, $673 and $2,302, respectively.
PSU Awards
On December 18, 2017, December 27, 2018, and December 17, 2019, the Compensation Committee of the Board of Directors approved PSU awards to certain employees related to their work on the Company’s Biologics License Application ("BLA"). As of December 31, 2023, 255,283 PSU awards were available to vest. The number of shares is allocated to certain milestones related to the BLA submission to and approval by the FDA. These awards are expected to begin vesting when the BLA is submitted to the FDA, which is not expected to be until the third quarter of 2024. The performance measure is based upon achieving each of the specific milestones and will vest 50% upon achieving each of the milestones and 50% one year later. No expense has been recognized on these awards.
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
On March 16, 2022, the Compensation Committee of the Board of Directors approved PSU awards of 526,467 shares tied to revenue from 2022 to 2024 with a pay-out range from 0% to 150% upon achievement of specific revenue targets. At December 31, 2023, the total future stock compensation expense related to non-vested performance awards is expected to be $292 for those awards issued on March 16, 2022.
On March 16, 2023, the Compensation Committee of the Board of Directors approved PSU awards of 744,000 shares tied to revenue from 2023 to 2025 with a pay-out range from 0% to 150% upon achievement of specific revenue targets. At December 31, 2023, the total future stock compensation expense related to non-vested performance awards is expected to be $2,226 for those awards issued on March 16, 2023.
2017 ESPP
The 2017 ESPP allows eligible employees to acquire shares of the Company's common stock through payroll deductions at a discount to market price (currently 15.0%) of the lesser of the closing price of the Company’s common stock on the first day or last day of the offering period. The offering period is currently 6 months. Participants may not purchase more than $25 or 3,000 shares of the Company’s common stock in a calendar year through the ESPP. Stock-based compensation expense related to the 2017 ESPP, included in total stock-based compensation expense, was $333, $844 and $401 for the years ended December 31, 2023, 2022 and 2021, respectively.
The following are the weighted average assumptions used in the valuation of ESPP options for the years ended December 31:

	December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Expected volatility	53.6%	66.5%	48.0%
Risk-free interest rate	5.1%	1.1%	0.1%
Expected dividends	—%	—%	—%
The weighted-average grant-date fair value of ESPP options during the years ended December 31, 2023, 2022 and 2021 was $2.84, $2.87, $5.18 respectively.
P93

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

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$41,454	$42,716
Inventory write-down	347	503
Allowance for doubtful accounts	87	169
Lease obligations	5,867	5,643
Stock-based compensation	6,084	5,274
Capitalized research and development costs	11,530	6,357
Debt derivative liability	772	1,174
Charitable contributions	3	203
Accrued compensation	56	1,010
Total deferred tax assets	66,200	63,049
Deferred tax liabilities:
Depreciation	(978)	(983)
Amortization	(51)	(17)
Right-of-use assets	(4,031)	(3,744)
Contract liabilities	—	4
Total deferred tax liabilities	(5,060)	(4,740)
Net deferred tax assets	61,140	58,309
Valuation allowance	$(61,140)	$(58,309)
A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. As of December 31, 2023, and 2022, management assessed the realizability of deferred tax assets. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management determined that a full valuation allowance was necessary as of December 31, 2023, and 2022. The valuation allowance increased by $2,831 and $5,058 during 2023 and 2022, respectively, primarily as a result of the increase in the capitalized research and development costs for tax purposes.
The Company adopted Section 174 of the Tax Cuts and Jobs Act of 2017 ("TCJA") which requires taxpayers to capitalize and amortize research and development expenditures for the tax years beginning after December 31, 2022. This rule became effective for the Company during 2022 and resulted in capitalized research and development costs of $11,530 being recorded to deferred tax assets as of December 31, 2023.
The difference between the financial statement income tax benefit and the income tax benefit using statutory rates is primarily due to a combination of items: valuation allowance; non-deductible permanent items such as meals, entertainment and equity compensation. The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:
P94

Table of Content

	December 31,
	2023	2022	2021
Federal tax rate	21.0%	21.0%	21.0%
State taxes - net of Federal benefit	1.5%	4.1%	5.1%
Permanent items and other deductions	(8.7)%	(7.1)%	(1.6)%
Other	(0.8)%	(0.5)%	0.2%
Valuation allowance	(13.0)%	(17.5)%	(24.7)%
Effective income tax rate	—%	—%	—%
As of December 31, 2023, the Company had tax-effected net operating loss carryforwards of $41,254 to offset future taxable income. The Tax Cuts & Job Act (TCJA) enacted significant changes to Net Operating Loss ("NOL") utilization. NOL’s generated after January 1, 2018 limiting the NOL utilization to 80% of taxable income. The remaining 20% is carried forward to subsequent years. Net operating losses incurred in tax years beginning on or after January 1, 2018, are carried forward indefinitely. Net operating losses incurred in tax years prior to January 1, 2018, are subject to a twenty-year carryforward before expiring. A portion of the net operating loss carryforwards may expire due to limitations imposed by Section 382 of the Internal Revenue Code. Future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the U.S. These examinations could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, and local laws. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2020, through 2023. The Company's remaining open tax years subject to examination by state and foreign tax authorities include the years ended December 31, 2019, through 2023. However, for tax years 2004 through 2017, federal and state taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.
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
The Company has no recorded income tax expense or income tax benefit for the years ended December 31, 2023, 2022, and 2021 due to the generation of net operating losses. The Company  is in a three year cumulative loss and net Deferred Tax Asset (DTA) position, the benefits of which have been fully reserved as of December 31, 2023. The Company does not believe there are any additional tax refund opportunities currently available
13.Retirement Plan
The Company sponsors the Axogen 401(k) plan (the "401(k) Plan"), a defined contribution plan covering substantially all employees of the Company. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment and enrollment is available any time during employment. Participating employees may make annual pretax contributions to their accounts up to a maximum amount as limited by law. The 401(k) Plan requires the Company to make 100% matching contributions on up to 3% of the employee’s annual salary and 50% matching contributions on up to the next 2% of the employee’s annual salary as long as the employee participates in the 401(k) Plan. Both employee contributions and Company contributions vest immediately. Employer contributions to the 401(k) Plan were $1,612, $1,409, and $1,346 for the years ended December 31, 2023, 2022 and 2021, respectively.
14.Commitments and Contingencies
Service Agreements
The Company pays CTS a facility fee for the use of clean room/manufacturing, storage, and office space and for services in support of its product process including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. Pursuant to the CTS Agreement, the Company recorded expenses of $2,327, $2,278 and $2,466 for the years ended December 31, 2023, 2022, and 2021, respectively, and included in cost of goods sold. The CTS Agreement was
P95

Table of Content
amended on December 31, 2023, extending the term through December 31, 2026. The CTS Agreement may be terminated by either party by providing an eighteen-month written notice. The Company reduced its utilization of CTS in the fourth quarter 2023 for Avance, however, will continue to utilize CTS beyond 2023 for the processing of Avive +.
In December 2011, the Company entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company's phase 3 pivotal clinical trial to support the biologics license application ("BLA") for Avance Nerve Graft. Payments made under this agreement were $191, $1,254 and $1,100 for the years ended December 31, 2023, 2022 and 2021, respectively.
Distribution and Supply Agreements
In August 2008, the Company entered into an exclusive distribution agreement with Cook Biotech Incorporated ("Cook Biotech") to distribute the Axoguard Nerve Connector and Axoguard Nerve Protector products worldwide and the parties subsequently amended the agreement on August 4, 2023. The distribution agreement expires on December 31, 2030. The Cook Biotech agreement establishes a formula for the transfer cost of the Axoguard products and requires certain minimum purchases by the Company, although, through mutual agreement, the parties have not established such minimums; and, to date, have not enforced such provision. Under the Cook Biotech agreement, the Company provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders. The agreement allows for termination provisions for both parties. The loss of the ability to sell the Axoguard products could have a material adverse effect on the Company's business until other replacement products would be available.
In June 2017, the Company entered into the Nerve End Cap Supply Agreement (the "Supply Agreement") with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard Nerve Cap, and the parties subsequently amended the agreement on August 4, 2023. The Supply Agreement expires on December 31, 2030. The agreement establishes the terms and conditions in which Cook Biotech will manufacture the product to the Company Under the Supply Agreement the Company provides purchase orders to Cook Biotech and Cook Biotech fulfills the purchase orders. The agreement allows for termination provisions for both parties The loss of the ability to sell the Axoguard Nerve Cap products could have a material adverse effect on the Company's business until other replacement products would be available.
In May 2023, the Company entered into a Supply and Manufacturing Agreement ("HA+ Supply Agreement") with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard HA + Nerve Protector. The HA+ Supply Agreement expires on July 1, 2030. The Agreement establishes the terms and condition in which Cook Biotech will manufacture, package, label and deliver the product to the Company. Under the Cook Biotech agreement, the Company provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders. The agreement allows for termination provisions for both parties The loss of the ability to sell the Axoguard products could have a material adverse effect on the Company's business until other replacement products would be available. On January 31, 2024, RTI Surgical, Inc. announced the acquisition of Cook Biotech. Although we do not expect the acquisition of Cook Biotech to have a material impact on our relationship with Cook Biotech or our operations.
Processing Facilities
The Company is highly dependent on the continued availability of its processing facilities at CTS and APC in Dayton, Ohio and could be harmed if the physical infrastructure of this facility is unavailable for any prolonged period of time.
Certain Economic Development Grants
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. The economic development grants are subject to certain job creation milestones by December 31, 2023, and have clawback clauses if the Company does not meet the job creation milestones. The Company requested an extension from the grant authorities to extend the job creation milestones and received approval to extend the evaluation date to December 31, 2024, and the expiration date to December 31, 2026. As of December 31, 2023, the Company had received $1,188 in cash grants during the years ended 2021 and 2020.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $2,987 as of December 31, 2023. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon the four potential settlement scenarios for the Credit Facility which are described in Note 2 - Summary of Significant Accounting Policies – Derivative Instruments. The estimated settlement value of each scenario, includes any required make-whole payment see Note 9 - Long-
P96

Table of Content
Term Debt, Net of Debt Discount and Financing Fees, is then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the four scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first and second tranches of the Credit Facility due on June 30, 2027, and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
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
Other Commitments
Certain executive officers of the Company are parties to employment contracts. Such contracts have severance payments for certain conditions including change of control. During 2023, the Company entered into certain severance agreements with former employees to pay $755 in severance and $300 in consulting fees in 2024, these amounts were included in accounts payable and accrued expenses on our consolidated balance sheet.
The Company also entered into a Transition and Separation Agreement with its CEO on January 4, 2024, which will result in potential payments of $1,538 and $1,646 in 2024 and 2025, respectively, which includes the CEO's 2023 bonus to be paid in March 2024, salary, 2024 bonus to paid in March of 2025, accrued PTO through January 5, 2025, nine months of senior advisory fees, and eighteen months of COBRA payments. Actual timing of payments are subject to the determination of the end of CEO Term per the Transition and Separation Agreement.
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

15.Subsequent Event
On January 4, 2024, Karen Zaderej, the Chief Executive Officer (the “CEO”) and President of the Company informed the Company of her intention to retire in January 2025.Ms. Zaderej’s retirement will qualify as a Qualified Retirement under the terms of Ms. Zaderej’s equity award agreements, which allow for continuation of vesting of certain equity awards (the “Retirement Vesting”) following retirement pursuant to the terms of the retirement program the Compensation Committee of the Board approved in March 2022.
Pursuant to the terms of the Transition and Separation Agreement, dated January 4, 2024, between the Company and Ms. Zaderej (the “Transition Agreement”), Ms. Zaderej will remain the Company’s CEO until the earlier of (i) January 4, 2025, (ii) the date the Board identifies a new CEO, or (iii) she is terminated with or without substantial cause (the “CEO Term”). During the CEO Term, Ms. Zaderej will continue to receive her base salary and benefits, as well as continued vesting of all unvested equity awards previously granted to Ms. Zaderej. At the conclusion of the CEO Term, Ms. Zaderej will cease vesting in all prior equity awards except for awards subject to Qualified Retirement (as defined below) treatment. Post the CEO Term, Ms. Zaderej would resign from all board and officer positions she holds with the Company and its affiliates.
P97

Table of Content
Following the CEO Term, she will provide transition services for nine months following the end of the CEO Term, unless such period is earlier terminated by the Board of Directors (the “Transition Period”). During the Transition Period, Ms. Zaderej will be employed as a senior advisor and will receive $112,500 per month for the first six months for 40 hours of work per week and $75,000 per month for the final three months for 20 hours of work per week to provide transition services as determined by the Board. Following the CEO Term and the first six months of the Transition Period, Ms. Zaderej will be reimbursed for continuation coverage under the Company’s medical plan through COBRA until the earlier of (i) 18 months, (ii) the date she becomes eligible for coverage under another employer’s medical plan, or (iii) she is no longer eligible for coverage through COBRA. Additionally, Ms. Zaderej will be entitled to receive her 2023 bonus, as well as a prorated bonus earned in 2024 during the CEO Term.
On January 5, 2024, the Company and Peter J. Mariani, the Company's former CFO, entered into a Separation, Waiver and Release of Claims Agreement ("Separation Agreement") providing for the terms of his separation of employment with the Company. The separation was effective December 22, 2023, and provided for certain lump sum payments totaling $755 and $300 in a consulting agreement which extends through 2024 .
P98

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their evaluation, the principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.
P99

Table of Content
Our independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2023.
ITEM 9B. OTHER INFORMATION
On March 4, 2024, our board of directors established June 5, 2024 as the date of our 2024 annual meeting of shareholders (the “2024 Annual Meeting”). The time and location of the 2024 Annual Meeting will be specified in the Company’s proxy statement for the 2024 Annual Meeting. Because the date of the 2024 Annual Meeting is more than 30 days before the anniversary of our 2023 annual meeting of shareholders, the Company is informing shareholders of this change in accordance with Rule 14a-15(f) under the Exchange Act and is informing shareholders of the new dates described below for submitting shareholder proposals and other matters.
In accordance with Rule 14a-8 under the Exchange Act and our Bylaws, shareholder proposals or director nominations must be received by the Company’s Secretary at the principal executive offices of the Company no later than 5:00 p.m., Eastern Time, on March 15, 2024
Any proposal or nomination must meet the requirements set forth in the Bylaws in order to be properly brought before the Annual Meeting.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
P100

Table of Content
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2024 annual meeting, which will be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.
If applicable, information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 annual meeting, and is incorporated herein by reference.
Information required by this item concerning our audit committee, our audit committee financial expert and any material changes to the way in which security holders may recommend nominees our Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2024 annual meeting and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2024 annual meeting, which will be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2024 annual meeting, which will be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this item concerning ownership will be set forth under the caption “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2024 annual meeting, which will be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by this item concerning ownership will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2024 annual meeting, which will be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.
P101

Table of Content
PART IV
Schedule II – Valuation and Qualifying Accounts
AXOGEN, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands)	Balance at Beginning of Year	Additions	Deductions (Charge-offs)	Balance at End of Year
Allowance for doubtful accounts
2021	$416	$—	$(140)	$276
2022	$276	$612	$(238)	$650
2023	$650	$—	$(313)	$337

Valuation allowance for deferred tax assets
2021	$46,517	$6,734		$53,251
2022	$53,251	$5,058	$—	$58,309
2023	$58,309	$2,831	$—	$61,140

Valuation for inventory reserves
2021	$1,553	$3,314	$(2,291)	$2,576
2022	2,576	1,769	(2,410)	1,935
2023	1,935	1,939	(2,533)	1,342

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
P102

Table of Content
(b)Exhibits
The following exhibits are included in this Annual Report on Form 10-K or incorporated by reference in the Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Axogen, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

+3.2	Axogen, Inc. Amended and Restated Bylaws dated as of August 15, 2023.

4.1	Description of Securities of Axogen, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020).

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

10.2.3
Third Amendment to the Amended and Restated Standard Exclusive License Agreement No. A5140 effective as of October 19, 2021, by and between AxoGen, Inc.and the University of Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, file on March 14, 2023).

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

P103

Table of Content

Exhibit Number	Description

10.5.4
Amendment No. 3 to Distribution Agreement, dated as of August 4, 2023, by and between Axogen, Inc. and Cook Biotech Incorporated (incorporate by reference to Exhibit 10.3.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2023, filed August 8, 2023."

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

P104

Table of Content

Exhibit Number	Description

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

+10.9.7	Commercial Lease Amendment 6, dated March 10, 2023, by and between Ja-Cole L.P. and Axogen, Inc.

+10.9.8	Commercial Lease Amendment, dated May 9, 2023, by and between Ja-Cole L.P. and Axogen, Inc.

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

10.10.4
Eighth Amendment to License and Services Agreement, dated as of August 22, 2022, by and between Axogen Corporation and Community Blood Center(d/b/a Community Tissue Services) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

+10.10.5	Ninth Amendment to License and Services Agreement, dated as of December 21, 2023, by and between Axogen Corporation and Community Blood Center (d/b/a Community Tissue Services).

P105

Table of Content

Exhibit Number	Description

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

P106

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

10.25.3
Second Amendment to Lease dated as of January 1, 2023 by and between SNH Medical Office Properties Trust and Axogen Corporation (incorporated by reference to Exhibit 10.25.3 to the Company's Annual Report on the Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 14, 2023).

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

10.30.1
First Amendment to Nerve End Cap Supply Agreement, dated April 6, 2020, by and between Cook Biotech Incorporated, and AxoGen Corporation (incorporated by reference to Exhibit 10.25.3 to the Company's Annual Report on the Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 14, 2023).

10.30.2
Second Amendment to Nerve End Cap Supply dated August 4, 2023, by and between Cook Biotech Incorporated and Axogen Corporation (incorporated by reference to Exhibit 10.2.2 to the Company's Form 10-Q for the quarter ended June, 30, 2023 filed on August 8, 2023).

10.31
Term Loan Agreement, dated June 30, 2020, among Axogen, Inc., Axogen Corporation, AxoGen Processing Corporation, TPC Investments II LP and Argo SA LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 1, 2020).

10.31.1
Amendment No. 1 to the Term Loan Agreement, dated June 29, 2023, by and between Axogen, Inc., Axogen Corporation, AxoGen Processing Corporation, TPC Investments II LP, and Argo SA LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2023).

P107

Table of Content

Exhibit Number	Description

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

**10.44
Employment Agreement, dated December 4, 2023, by and between Axogen Corporation and Nir Naor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 6, 2023).

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

+10.51	Axoguard HA+ Nerve Protector Supply and Manufacturing Agreement, dated May 2, 2023, by and between Cook Biotech Incorporated and Axogen Corporation

**+10.52	Axogen, Inc. Inducement Equity Incentive Plan.

**+10.53	Form of Restricted Stock Unit Agreement under the Axogen, Inc. Inducement Equity Incentive Plan.
P108

Table of Content

Exhibit Number	Description

**†+10.54	Form of Performance-Based Restricted Stock Units Notice Under the Axogen Inc. Amended and Restated 2019 Long-Term Incentive Plan (TSR).

**†+10.55	Form of Performance-Based Restricted Stock Units Notice Under the Axogen Inc. Amended and Restated 2019 Long-Term Incentive Plan (Performance Goal).

**+10.56	Employment Agreement, dated February 27, 2023, by and between Axogen Corporation and Marc Began.

**+10.57	Amendment No. 1 to Executive Employment Agreement, dated February 27, 2024, by and between Axogen Corporation and Marc Began.

**+10.58	Amended and Restated Confidentiality, Intellectual Property, Non-Competition and Non-Solicitation Agreement, dated February 27, 2024, by and between Axogen Corporation and Marc Began.

**+10.59	Employment Agreement, dated February 13, 2023, by and between Axogen Corporation and Jens Kemp.

**+10.60	Amendment No. 1 to Executive Employment Agreement, dated February 27, 2024, by and between Axogen Corporation and Jens Kemp

**+10.61	Amended and Restated Confidentiality, Intellectual Property, Non-Competition and Non-Solicitation Agreement, dated February 27, 2024, by and between Axogen Corporation and Jens Kemp.

**+10.62	Employment Agreement, dated February 27, 2024, by and between Axogen Corporation and Erick DeVinney.

**+10.63	Amendment No. 1 to Executive Employment Agreement, dated February 27, 2024, by and between Axogen Corporation and Erick DeVinney.

**+10.64	Amended and Restated Confidentiality, Intellectual Property, Non-Competition and Non-Solicitation Agreement, dated February 27, 2024, by and between Axogen Corporation and Erick DeVinney.

**10.62
Separation, Waiver and Release of Claims Agreement, dated January 5, 2024, between the Company and Peter Mariani (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 5, 2024).

**10.63
Transition and Separation Agreement, dated January 4, 2024, between the Company and Karen Zaderej (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2024).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche, LLP.

++24.1	Power of Attorney.

31.1	Certification of Principal Executive Officer.
P109

Table of Content

Exhibit Number	Description

31.2	Certification of Principal Financial Officer.

+++32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97	Axogen, Inc. Compensation Recoupment Policy.

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

+101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+101.SCH	Inline XBRL Taxonomy Extension Schema Document.

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

+101.LAB	Inline XBRL Extension Labels Linkbase.

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

_______________________________

*	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the U.S. Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

***	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Filed herewith.

++	Included on signature page.

+++	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because the information is not material and is the type of information that the Company treats as private or confidential. The Company agrees to furnish an unredacted copy of this exhibit on a supplemental basis to the SEC or its staff upon request.

P110

Table of Content
ITEM 16. Form 10-K Summary
None.
P111

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXOGEN, INC

/s/ Karen Zaderej
Karen Zaderej
Chief Executive Officer, President and Chairman of the Board
March 5, 2024
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

/s/ Karen Zaderej	March 5, 2024
Karen Zaderej, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

/s/ Nir Naor	March 5, 2024
Nir Naor, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William P. Burke	March 5, 2024
William P. Burke Director

/s/ Gregory G. Freitag	March 5, 2024
Gregory G. Freitag Director

/s/ Joseph A. Tyndall	March 5, 2024
Joseph A. Tyndall Director

/s/ John H. Johnson	March 5, 2024
John H. Johnson Director

/s/ Adam M. Levine	March 5, 2024
Alan M. Levine Director

/s/ Guido J. Neels	March 5, 2024
Guido J. Neels Director

Paul G. Thomas	March 5, 2024
Paul G. Thomas Director

/s/ Amy Wendell	March 5, 2024
P112

Table of Content

Amy Wendell Director	March 5, 2024

/s/ Kathy Weiler
Kathy Weiler Director	March 5, 2024
P113