Form 10-Q
period 2024-03-31
Axogen, Inc.
filed 2024-05-02
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 29, 2024, the registrant had 43,704,574 shares of common stock outstanding.

1

Forward-Looking Statements
From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation, Axogen Germany GmbH, and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management's current expectations or predictions of future conditions, events, or results based on various assumptions and management's estimates of trends and economic factors in the markets in which the Company is active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements.
The forward-looking statements in this Form 10-Q include, but are not limited to the following:
•Our expectations regarding the timing of manufacturing of Avive+ Soft Tissue Matrix ™, our ability to market Avive+ and growth in the nerve protection category following the launch of Avive+ , and our expectations that Avive+ will, and will continue to, be regulated solely under Section 361 of the Public Health Service Act;
•Our expectation that we will fully launch Avive + in June 2024;
•Our expectation that the rolling BLA submission for Avance Nerve Graft will be completed in the third quarter of 2024;
•Our expectation that the BLA for Avance Nerve Graft will be approved in mid-2025; and
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months.
The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many risks and uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and "Risk Factor Summary" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

2

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,713	$31,024
Restricted cash	6,000	6,002
Investments	1,921	—
Accounts receivable, net of allowance for doubtful accounts of $603 and $337, respectively	24,212	25,147
Inventory	27,636	23,020
Prepaid expenses and other	3,181	2,811
Total current assets	78,663	88,004
Property and equipment, net	87,838	88,730
Operating lease right-of-use assets	15,247	15,562
Intangible assets, net	4,768	4,531
Total assets	$186,516	$196,827

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,288	$28,883
Current maturities of long-term lease obligations	1,644	1,547
Total current liabilities	22,932	30,430

Long-term debt, net of debt discount and financing fees	46,825	46,603
Long-term lease obligations	20,681	21,142
Debt derivative liabilities	2,922	2,987
Total liabilities	93,360	101,162

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 43,687,729 and 43,124,496 shares issued and outstanding	437	431
Additional paid-in capital	380,650	376,530
Accumulated deficit	(287,931)	(281,296)
Total shareholders’ equity	93,156	95,665
Total liabilities and shareholders’ equity	$186,516	$196,827
                See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenues	$41,378	$36,664
Cost of goods sold	8,758	8,172
Gross profit	32,620	28,492
Costs and expenses:
Sales and marketing	19,815	19,446
Research and development	7,409	6,326
General and administrative	9,956	10,061
Total costs and expenses	37,180	35,833
Loss from operations	(4,560)	(7,341)
Other income (expense):
Investment income	293	549
Interest expense	(2,326)	(16)
Change in fair value of derivatives	65	(185)
Other expense	(107)	(81)
Total other (expense) income, net	(2,075)	267
Net loss	$(6,635)	$(7,074)

Weighted average common shares outstanding — basic and diluted	43,233,149	42,571,021
Loss per common share — basic and diluted	$(0.15)	$(0.17)
                See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(6,635)	$(7,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,520	709
Amortization of right-of-use assets	315	464
Amortization of intangible assets	62	71
Amortization of debt discount and deferred financing fees	222	219
Provision for (recovery of) bad debt	255	(267)
Provision for inventory write-down	367	581
Change in fair value of derivatives	(65)	185
Investment (gains) loss	(10)	(426)
Share-based compensation	3,919	2,954
Change in operating assets and liabilities:
Accounts receivable	681	175
Inventory	(4,983)	(1,525)
Prepaid expenses and other	(262)	(509)
Accounts payable and accrued expenses	(7,291)	(2,442)
Operating lease obligations	(360)	(537)
Cash paid for interest portion of finance leases	(1)	(1)
Net cash used in operating activities	(12,266)	(7,423)

Cash flows from investing activities:
Purchase of property and equipment	(924)	(4,304)
Purchase of investments	(1,910)	(10,203)
Proceeds from sale of investments	—	13,974
Cash payments for intangible assets	(417)	(253)
Net cash used in investing activities	(3,251)	(786)

Cash flows from financing activities:
Cash paid for debt portion of finance leases	(3)	(1)
Proceeds from exercise of stock options and ESPP stock purchases	207	634
Net cash provided by financing activities	204	633
Net decrease in cash, cash equivalents, and restricted cash	(15,313)	(7,576)
Cash, cash equivalents, and restricted cash, beginning of period	37,026	21,535
Cash, cash equivalents, and restricted cash, end of period	$21,713	$13,959

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$1,656	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$516	$1,026
Acquisition of intangible assets in accounts payable and accrued expenses	$290	$326
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended March 31, 2024
Balance at December 31, 2023	43,124,496	$431	$376,530	$(281,296)	$95,665
Net loss	—	—	—	(6,635)	(6,635)
Stock-based compensation	—	—	3,919	—	3,919
Issuance of restricted and performance stock units	539,233	5	(5)	—	—
Exercise of stock options and employee stock purchase plan	24,000	1	206	—	207
Balance at March 31, 2024	43,687,729	$437	$380,650	$(287,931)	$93,156

Three Months Ended March 31, 2023
Balance at December 31, 2022	42,445,517	$424	$360,155	$(259,580)	$100,999
Net loss	—	—	—	(7,074)	(7,074)
Stock-based compensation	—	—	2,954	—	2,954
Issuance of restricted and performance stock units	238,719	3	(3)	—	—
Exercise of stock options and employee stock purchase plan	125,758	1	633	—	634
Balance at March 31, 2023	42,809,994	$428	$363,739	$(266,654)	$97,513

See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)
1.Nature of Business
Axogen, Inc. (together with its wholly-owned subsidiaries, the “Company”) was incorporated in Minnesota. Our business is focused on the science, development and commercialization of the technologies used for peripheral nerve regeneration and repair. The Company's products include Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, Axoguard Nerve Cap® and Axotouch® Two-Point Discriminator. The Company is headquartered in Florida. The Company has processing, warehousing, and distribution facilities in Texas and Ohio.
The Company manages its operations as a single operating segment. Substantially all of the Company's assets are maintained in the United States. The Company derives substantially all of its revenues from sales to customers in the United States.
2.Summary of Significant Accounting Policies

Please see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on March 5, 2024, for a description of all significant accounting policies.
Reclassifications
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the condensed consolidated statement of operations for the three months ended March 31, 2024.
Effective as of the first quarter of 2024, the Company voluntarily changed its accounting policy for shipping and handling costs. Under the new accounting policy, these costs are included in Costs of goods sold, whereas they were previously included in Sales and marketing expenses. Including these expenses in Costs of goods sold better aligns these costs with the related revenue in the gross profit calculation. Although the prior method of accounting continues to be an accepted alternative, the new accounting policy is more widely used in the industry and provides improved comparability of the Company's financial statements to its peers. This change in accounting policy has been applied retrospectively. The consolidated statement of operations for the three months ended March 31, 2023, has been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $1,465 to cost of goods sold for the three months ended March 31, 2023, and a corresponding decrease to Sales and marketing expenses in the same period.
Effective as of the first quarter of 2024, the Company also ceased allocating certain costs to and from certain departments. Previously such costs had been allocated based on the Company’s estimate of the proportionate share of total expense to Cost of goods sold, Sales and marketing, Research and development, and General and administrative. The Company determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of its operations. To conform the 2023 presentation to the current quarter’s presentation, $1,062 was reclassified to General and administrative, of which $353 was previously included in Research and development, $707 was previously included in Sales and marketing, and $2 was previously included in Cost of goods sold for the three months ended March 31, 2023, in the condensed consolidated statement of operations.
These reclassifications had no impact on net revenue, loss from operations, net loss, or loss per common share for prior periods and do not represent a restatement of the Company's previously issued consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2024, and December 31, 2023, and for the three months ended March 31, 2024, and 2023. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company's markets for the remainder of fiscal year 2024. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company's cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what they believe to be credit-worthy financial institutions. As of March 31, 2024, $14,963 of the cash and cash equivalents balance was in excess of FDIC limits.
Restricted Cash
Amounts included in restricted cash represent those required to be set aside to meet contractual terms of a lease agreement held by the Company. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees, Other Credit Facilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$15,713	$31,024
Restricted cash	6,000	6,002
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,713	$37,026
Shipping and Handling
All shipping and handling costs, including facility and warehousing overhead, directly related to bringing the Company’s products to their final selling destination are included in cost of goods sold on the consolidated statements of operations. The Company has elected to account for shipping and handling costs for products shipped to customers as a fulfillment activity as the costs are incurred as part of the transfer of the goods to the customer in accordance with ASC 606. See Reclassifications above.
Recent Accounting Pronouncements
All other Accounting Standards Updates ("ASU's") issued and not yet effective as of December 31, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations except for the following:
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
3.     Inventory
Inventory consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Finished goods	$19,901	$13,545
Work in process	1,041	2,120
Raw materials	6,694	7,355
Inventory	$27,636	$23,020
The provision for inventory write-down is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Provision for inventory write-down	$367	$581
4.     Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Land	$731	$731
Building	60,679	60,679
Leasehold improvements	17,896	15,348
Processing equipment	13,445	13,116
Furniture and equipment	9,821	8,741
Projects in process	317	3,674
Finance lease right-of-use assets	138	138
Property and equipment, at cost	103,028	102,427
Less: accumulated depreciation and amortization	(15,190)	(13,697)
Property and equipment, net	$87,838	$88,730
Depreciation expense is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation expense	$1,520	$709

5.     Intangible Assets, Net
Intangible assets consist of the following:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$5,204	$(881)	$4,323	$4,905	$(820)	$4,085
License agreements	1,101	(1,089)	12	1,101	(1,087)	14
Total amortizable intangible assets	6,305	(1,969)	4,335	6,006	(1,907)	4,099

Unamortized intangible assets:
Trademarks	433	—	433	432	—	432
Total intangible assets	$6,737	$(1,969)	$4,768	$6,438	$(1,907)	$4,531
Amortization expense is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization expense	$62	$71
As of March 31, 2024, future amortization of patents and license agreements is as follows:

Year Ending December 31,	(in thousands)
2024 (excluding the three months ended March 31, 2024)	$189
2025	252
2026	250
2027	247
2028	247
Thereafter	3,150
Total	$4,335
License Agreements
The Company had various license agreements that require the payment of royalty fees.
Royalty fee expense included in sales and marketing expense is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Royalty fee expense (1)	$—	$831
(1) Royalty fees are no longer being paid due to the expiration of the patents in 2023.

6.     Fair Value Measurement
The following tables present the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023:

	March 31, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$8,835	$—	$—	$8,835
U.S. government securities	1,921	—	—	1,921
Total assets	$10,756	$—	$—	$10,756

Liabilities:
Debt derivative liabilities	$—	$—	$2,922	$2,922
Total liabilities	$—	$—	$2,922	$2,922

	December 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$24,977	$—	$—	$24,977
Total assets	$24,977	$—	$—	$24,977

Liabilities:
Debt derivative liabilities	$—	$—	$2,987	$2,987
Total liabilities	$—	$—	$2,987	$2,987
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 were as follows (in thousands):

Three Months Ended March 31, 2024
Balance, December 31, 2023	$2,987
Change in fair value included in net loss	(65)
Balance, March 31, 2024	$2,922
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $46,825 and $52,049 at March 31, 2024, and $46,603 and $51,486 at December 31, 2023, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.
The debt derivative liabilities are measured using a ‘with and without’ valuation model to compare the fair value of each tranche of the Credit Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Credit Facility including the identified embedded derivative features was determined using a probability-weighted expected return model based on four potential settlement scenarios, one of which ended December 31, 2023, for the financing agreement as disclosed in the table below. The estimated settlement value of each scenario, which would include any required make-whole payment, (see Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees), is then discounted to present value using a discount rate that is derived based on the initial terms of the financing agreement at issuance and corroborated utilizing a synthetic credit rating analysis.

The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	March 31, 2024		December 31, 2023
Input
Remaining term (years)	3.25 years		3.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.16%		9.5% - 13.2%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	12.24%	(1)	12.06%	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of note held-to-maturity(2)	80.0%	(1)	80.0%	(1)
(1)Represents a significant unobservable input
(2) See Maturity date in table.
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	March 31, 2024		December 31, 2023
Input
Remaining term (years)	4.25 years		4.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.16%		9.5% - 13.2%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	15.49%	(1)	15.60%	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of held-to-maturity(2)	80.0%		80.0%
(1)Represents a significant unobservable input
(2)See Maturity date in table.

7.    Leases
The Company leases administrative, processing, research and distribution facilities through operating leases. Several of the leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
Operating lease expense is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease expense	$1,206	$1,298
Supplemental balance sheet information related to the operating and financing leases is as follows:

(In thousands, except lease term and discount rate)	March 31, 2024	December 31, 2023
Operating Leases
Right-of-use operating assets	$15,247	$15,562
Current maturities of long-term lease obligations	$1,639	$1,541
Long-term lease obligations	$20,663	$21,123
Financing Leases
Right-of-use financing leases (1)	$24	$28
Current maturities of long-term lease obligations	$5	$6
Long-term lease obligations	$18	$19

Weighted average operating lease term (in years):	9.4	9.6
Weighted average financing lease term (in years):	3.8	6.5

Weighted average discount rate operating leases	10.98%	10.99%
Weighted average discount rate financing leases	13.99%	13.22%
(1) Financing leases are included in property and equipment, net on the condensed consolidated balance sheets.
Future minimum lease payments under operating and financing leases at March 31, 2024, are as follows:

(In thousands)
2024 (excluding three months ended March 31, 2024)	$2,951
2025	4,134
2026	4,269
2027	3,106
2028	3,104
Thereafter	18,565
Total	36,129
Less: Imputed interest	(13,804)
Total lease liability	22,325
Less: Current lease liability	(1,644)
Long-term lease liability	$20,681

8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(3,175)	(3,397)
Long-term debt, net of debt discount and financing fees	$46,825	$46,603
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
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (12.93% at March 31, 2024), provided that the interest rate shall never be less than 9.5%. Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.5% per year of additional interest payments on the outstanding loan amount. The Company recorded $447 and $396 as interest expense for this Revenue Participation Agreement for the three months ended March 31, 2024, and 2023, respectively. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended March 31, 2024, and 2023, paid $1,634 and $1,532, respectively, to the Lender. The Company capitalized interest of $0 and $2,147 for the three months ended March 31, 2024, and 2023, respectively, towards the costs to construct and retrofit the Axogen Processing Center ("APC Facility") in Vandalia, Ohio which was completed during 2023. As of March 31, 2024, the Company was in compliance with all financial covenants.
Embedded Derivatives
The fair values of the debt derivative liabilities were $2,922 and $2,987 at March 31, 2024, and December 31, 2023, respectively. See Note 6 - Fair Value Measurement.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to long-term debt on the consolidated balance sheet.
Amortization of debt discount and deferred financing fees for the three months ended March 31, 2024, and 2023 was $222 and $219, respectively.
Other Credit Facilities
The Company had restricted cash of $6,000 and $6,002 at March 31, 2024, and December 31, 2023, respectively for an irrevocable standby letter of credit.

9.     Stock-Based Compensation
The Company's stock-based compensation plans are described in Note 11. Stock-Based Compensation to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
During the fiscal year 2024, the following stock compensation was awarded to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan ("2019 Plan"), with the exception of the inducement shares awarded as inducements material to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Stock Options (1)	1st Quarter	—	$—

Restricted Stock Units (2)	1st Quarter	787,688	$9.05

Performance Stock Units (3)(4)	1st Quarter	911,400	$8.92

Inducement Shares (5)
Stock Options	1st Quarter	18,700	$6.04
Restricted Stock Units	1st Quarter	310,000	$7.00
(1)      Options awarded to officers and employees during the first quarter vest over a four-year period.
(2)     Restricted Stock Units (RSUs) awarded to certain officers and employees during the first quarter vest over a four-year period. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(3)    Performance Stock Units (PSUs) awarded to certain officers and employees related to their work on the BLA ("2024 BLA PSUs") totaled 487,400 shares during the first quarter of 2024. Participants with 2024 BLA PSUs will earn from 0% to 100% upon achievement of certain milestones related to the BLA submission and FDA approval. The number of shares available for grant is linked to certain milestones related to the BLA submission to and approval by the FDA. These awards will vest provided the participants remain in continuous service to the Company through the achievement of the applicable performance goal and the one-year anniversary of the grant date.
(4)    PSUs awarded to certain officers and employees with a target of 424,400 shares with performance metrics tied to the achievement of stock price goals between February 2024 through February 2027 ("TSR PSU") during the first quarter of 2024. Participants with TSR PSUs will earn from 0% to 200% upon achievement of specific stock price goals. Absent the shareholder approval of an increase to the number of authorized shares under the Amended and Restated 2019 Plan at the 2024 Shareholder Meeting, the settlement of the TSR PSUs awards are limited to 100%. The maximum number of shares that can be issued under this award is 848,800. Vesting occurs at the end of the three-year performance period upon Compensation Committee certification of the results at the end of the performance period.
(5)     Inducement shares were issued to officers during the first quarter of 2024, to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Vesting for both the stock options and restricted stock units are over both a three-and four-year period.
Total stock-based compensation expense is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock-based compensation expense	$3,919	$2,954
10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Numerator:
Net loss	$(6,635)	$(7,074)
Denominator:
Weighted-average common shares outstanding (Basic)	43,233,149	42,571,021
Weighted-average common shares outstanding (Diluted)	43,233,149	42,571,021
Net loss per common share (Basic and Diluted)	$(0.15)	$(0.17)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	3,086,555	3,305,342
Restricted stock units	323,346	436,653
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company was in a net income position.
11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three months ended March 31, 2024, and 2023 due to the generation of net operating losses, the benefits of which have been fully reserved.
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely than not probability of the position being upheld when reviewed by the relevant tax authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the condensed consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2019, through 2023 , and we have received notice of examination from federal tax authorities for tax year 2021. For tax years 2005 through 2018, federal taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.
12.     Commitments and Contingencies
Service Agreements
The Company pays Community Blood Center, (d/b/a Community Tissue Service) ("CTS") a facility fee for the use of clean rooms/manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. Pursuant to the CTS Agreement, the Company recorded expenses of $108 and $541 for the three months ended March 31, 2024 and 2023, respectively, and is included in cost of goods sold. The CTS Agreement was amended on December 31, 2023, extending the term through December 31, 2026. The CTS Agreement may be terminated by either party by providing an eighteen-month written notice. The Company reduced its utilization of CTS in 2023 for Avance, however, is continuing its use of CTS for Avive +.
In December 2011, the Company entered into a Master Services Agreement for Clinical Research and Related Services. The Company was required to pay $151 upon execution of this agreement and the remainder monthly based on activities associated with the execution of the Company's phase 3 pivotal clinical trial to support the biologics license application ("BLA") for Avance Nerve Graft. Payments made under this agreement were $0 and $112 for the three months ended March 31, 2024, and 2023, respectively.

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
In June 2017, the Company entered into the Nerve End Cap Supply Agreement (the "Supply Agreement") with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard Nerve Cap, and the parties subsequently amended the agreement on August 4, 2023. The Supply Agreement expires on December 31, 2030. The Supply Agreement establishes the terms and conditions in which Cook Biotech will manufacture the product for the Company under the Supply Agreement the Company provides purchase orders to Cook Biotech and Cook Biotech fulfills the purchase orders. The Supply Agreement allows for termination provisions for both parties. The loss of the ability to sell the Axoguard Nerve Cap products could have a material adverse effect on the Company's business until other replacement products would be available.
In May 2023, the Company entered into a Supply and Manufacturing Agreement ("HA+ Supply Agreement") with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard HA + Nerve Protector. The HA+ Supply Agreement expires on July 1, 2030. The HA + Supply Agreement establishes the terms and condition in which Cook Biotech will manufacture, package, label and deliver the product to the Company. Under the HA+ Supply Agreement, the Company provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders. The HA+ Supply Agreement allows for termination provisions for both parties. The loss of the ability to sell the Axoguard products could have a material adverse effect on the Company's business until other replacement products would be available. On January 31, 2024, RTI Surgical, Inc. announced the acquisition of Cook Biotech. We do not expect the acquisition of Cook Biotech to have a material impact on our relationship with Cook Biotech or our operations.
Insurance Finance Agreement
We finance certain of our commercial insurance policies ("Insurance Financing Agreement"). Outstanding payments owed under the Insurance Financing Agreement are recorded as "prepaid expenses and other" in our condensed consolidated balance sheets. The amounts owed under the Insurance Financing Agreement included in prepaid expenses and other were $1,520 and $0 as of March 31, 2024, and December 31, 2023, respectively.
Processing Facilities
The Company is highly dependent on the continued availability of its processing facilities at CTS and APC in Dayton, Ohio and could be harmed if the physical infrastructure of these facilities is unavailable for any prolonged period of time.
Certain Economic Development Grants
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. The economic development grants are subject to certain job creation milestones through December 31, 2023, and have clawback clauses if the Company does not meet the job creation milestones The Company requested an extension from the grant authorities to extend the job creation milestones and received approval to extend the evaluation date to December 31, 2024, and the expiration date to December 31, 2026. As of March 31, 2024, the Company had received $1,188 from the cash grants.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $2,922 as of March 31, 2024. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon the four potential settlement scenarios for the Credit Facility. The estimated settlement value of each scenario, which includes any required make-whole payment, is then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the four scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit

Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027, and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2023 , included in our Annual Report on Form 10-K. All dollar amounts in the discussion and analysis, unless noted otherwise, are presented in thousands.

Financial information for prior periods has been reclassified to reflect the retrospective application of voluntary changes in the Company’s accounting policy for shipping and handling costs, as discussed under “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-Q.
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
•Avive+ Soft Tissue Matrix™, a multi-layer amniotic membrane allograft used to protect and separate tissues in the surgical bed during the critical phase of tissue repair.
•Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin.
Our portfolio of products is currently available in the United States ("U.S."), Canada, Germany, United Kingdom, Spain and several other European, Asian and Latin American countries.
Revenue from the distribution of our nerve repair products, Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, and Axoguard Nerve Cap®, in the United States ("U.S.") is the main contributor to our total reported sales and have been the key component of our growth to date.
In the first quarter, we initiated a limited market release of Avive + Soft Tissue Matrix. We believe Avive + will not require a BLA and will fall under the criteria set forth in 21 CFR 1271.10(a) for regulation solely under Section 361 of the Public Health Service Act and the regulations in 21 CFR Part 1271. We seek to fully launch Avive+ in June 2024. Products regulated solely under Section 361 of the Public Health Service Act are a product category under close scrutiny by the FDA for compliance with the regulatory requirements and potentially subject to regulatory change in the future. Failure to comply with applicable regulatory requirements could expose us to potential compliance actions by the FDA or state regulators and could risk the commercial availability of the product.
We have observed that surgeons are initially cautious adopters of nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of March 31, 2024, we had 1012 active accounts, an increase of 1.8% from 994 as of March 31, 2023, and an increase of 0.6% from 1,006 compared to December 31, 2023. Active accounts account for approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 40% of our revenue.
Core accounts are defined as accounts that have purchased at least $100,000 in the past twelve months. As of March 31, 2024, we had 400 core accounts, an increase of 14.3% from 350 as of March 31, 2023, and an increase of 6.4% from 376 compared to December 31, 2023. These core accounts represented approximately 65% of our revenue in the quarter.
Summary of Operational and Business Highlights
•Revenues were $41,378 for the quarter ended March 31, 2024, an increase of $4,714 or 12.9% compared to the quarter ended March 31, 2023.
•Gross profit was $32,620 for the quarter ended March 31, 2024, an increase of $4,128 or 14.5% compared to the quarter ended March 31, 2023.
•We had 115 and 116 direct sales representatives as of March 31, 2024, and December 31, 2023.
•In February 2024, we completed a productive pre-BLA meeting with FDA where we gained alignment on the content on the modules for submission. We received approval of our rolling submission proposal and anticipate the BLA filing to be completed in the third quarter of 2024. We believe the submission timeline will allow for a potential approval in the middle of 2025.
•We are pleased with the adoption of Axoguard HA+ Nerve Protector™ across multiple applications. In the first quarter we initiated a limited market release of Avive+ Soft Tissue Matrix and have completed the first implant. We expect to drive continued growth within the nerve protection category following the full launch of Avive+ Soft Tissue Matrix in June of 2024.
•We continue to see strong interest in and adoption of the Resensation® neurotization techniques for autologous and implant-based breast reconstructions driven by expanding surgeon education and patient activation.

Results of Operations
Comparison of the Three Months Ended March 31, 2024, and 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$41,378	100.0%	$36,664	100.0%
Cost of goods sold	8,758	21.2	8,172	22.3
Gross profit	32,620	78.8	28,492	77.7
Costs and expenses
Sales and marketing	19,815	47.9	19,446	53.0
Research and development	7,409	17.9	6,326	17.3
General and administrative	9,956	24.1	10,061	27.4
Total costs and expenses	37,180	89.9	35,833	97.7
Loss from operations	(4,560)	(11.0)	(7,341)	(20.0)
Other income (expense):
Investment income	293	0.7	549	1.5
Interest expense	(2,326)	(5.6)	(16)	0.0
Change in fair value of derivatives	65	0.2	(185)	(0.5)
Other expense	(107)	(0.3)	(81)	(0.2)
Total other (expense) income, net	(2,075)	(5.0)	267	0.7
Net loss	$(6,635)	(16.0)%	$(7,074)	(19.3)%
Revenues
Revenues for the three months ended March 31, 2024, increased $4,714 or12.9% to $41,378 as compared to $36,664 for the three months ended March 31, 2023. The increase in revenue was driven by an increase in product mix of 5.3%, unit volume of 4.9%, and a 2.6% increase in prices.
Gross Profit
Gross profit for the three months ended March 31, 2024, increased $4,128 or 14.5% to $32,620 as compared to $28,492 for the three months ended March 31, 2023. Gross margin was 78.8% and 77.7% for the three months ended March 31, 2024, and 2023, respectively.
Costs and Expenses
Total costs and expenses increased $1,347 or 3.8% to $37,180 for the three months ended March 31, 2024, as compared to $35,833 for the three months ended March 31, 2023. The net increase in total costs and expenses was primarily the result of increased compensation costs of $1,207 and professional services of $860 partially offset by a decrease in royalty fees of $835.
Sales and marketing expenses increased $369 or 1.9% to $19,815 for the three months ended March 31, 2024, as compared to $19,446 for the three months ended March 31, 2023. This increase was primarily attributable to compensation costs of $1,245 and professional services of $142, partially offset by a decrease in royalty fees of $835.
Research and development expenses increased $1,083 or 17.1% to $7,409 for the three months ended March 31, 2024, as compared to $6,326 for the three months ended March 31, 2023. The increase was primarily due to product development and clinical expenses. Product development costs include spending in a number of specific programs including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 59% and 55%

of total research and development expense for the three months ended March 31, 2024, and 2023, respectively. Clinical trial expenses represented approximately 41% and 45% of total research and development expense the three months ended March 31, 2024, and 2023, respectively.
General and administrative expenses decreased by $105 to $9,956 for the three months ended March 31, 2024, as compared to $10,061 for the three months ended March 31, 2023. The decrease was primarily due to compensation costs of $922, partially offset by an increase in professional services of $465 and other items administrative in nature of $350.
Other Income and Expense
Other expense, net increased $2,342 or 877% to $2,075 for the three months ended March 31, 2024, as compared to other income, net of $267 for the three months ended March 31, 2023. The net increase in other expense was due to an increase in interest expense of $2,310 and change in the fair value of the derivative of $249, partially offset by the decrease in investment income of $256.
Investment income decreased $256 to $293 for the three months ended March 31, 2024, as compared to an investment income of $549 for the three months ended March 31, 2023. This change was primarily due to a decrease in total interest-bearing cash and investments as of March 31, 2024 compared to March 31, 2023.
Interest expense increased $2,310 to $2,326 for the three months ended March 31, 2024, as compared to $16 for the three months ended March 31, 2023. The increase was primarily due to capitalizing of interest expense related to the Credit Facility for the three months ended March 31, 2024. We recognized total interest expense of $2,303 and $2,147 in connection with the Credit Facility for the three months ended March 31, 2024, and 2023, respectively, of which $0 and $2,147 of this interest was capitalized to the construction costs of the APC Facility during the first quarter of 2024 and 2023, respectively.
Taxes
We had no income tax expense or benefit during the three months ended March 31, 2024, and 2023, due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities.We do not believe that there are currently any material outstanding tax expenses or benefits.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting estimates that require the use of estimates and judgments in preparing the financial statements was provided in our 2023 Annual Report on Form 10-K. During the quarter covered by this report, there have been no material changes to the accounting estimates and assumptions previously disclosed.
Reclassification of Financial Information
Effective as of the first quarter for 2024, we voluntarily changed our accounting policy for shipping and handling costs. Although the prior method of accounting continues to be an accepted alternative, the new accounting policy is more widely used in the industry and provides improved comparability of the Company’s financial statements to its peers. Accordingly, the financial information for prior periods has been reclassified to reflect retrospective application of the new policy. Effective as of the first quarter of 2024, we ceased allocating certain costs to and from certain departments. Previously such costs had been allocated based on our estimate of the proportionate share of total expense to each line item. We determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of our operations. See “Note 2 – Summary of Significant Accounting Policies” for additional discussion.
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents and investments totaling $17,634. Our cash equivalents are comprised primarily of a money market mutual fund and our investments consist of U.S. Treasuries. Our cash and cash equivalents and investments decreased $13,390 from $31,024 at December 31, 2023, primarily as a result of operating activities.
We had working capital of $55,731 and a current ratio of 3.4x at March 31, 2024, compared to working capital of $57,574 and a current ratio of 2.9x at December 31, 2023. The decrease in our working capital at March 31, 2024, as compared to December 31, 2023, was primarily due to cash used in operations. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months from the date of the accompanying financial statements.
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,266)	$(7,423)
Investing activities	(3,251)	(786)
Financing activities	204	633
Net decrease in cash, cash equivalents, and restricted cash	$(15,313)	$(7,576)
Net Cash Used in Operating Activities
Net cash used in operating activities was $12,266 and $7,423 during the three months ended March 31, 2024, and 2023, respectively. The unfavorable change in net cash used in operating activities of $4,843, or 65%, is due to the net unfavorable change of $7,376 in working capital accounts partially offset by the decrease in the net loss of $439.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024, was $3,251 as compared to net cash used in investing activities of $786 for the three months ended March 31, 2023, an increase of $2,465, or 314%. The increase of net cash used in investing activities is principally due to the decrease in the net proceeds from the sale and purchase of investments totaling $5,681, and increase in purchases of intangible assets of $164 offset by the reduction in purchases of property and equipment of $3,380 during the three months ended March 31, 2024.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $204 and $633 for the three months ended March 31, 2024, and 2023, respectively, a decrease of $429. The unfavorable change in net cash provided by financing activities was primarily due to the decrease in proceeds from the exercise of stock options of $427 during the three months ended March 31, 2024.
Credit Facilities
As of March 31, 2024, we had $50,000 outstanding in indebtedness under a credit facility: $35,000 maturing on June 30, 2027, and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of three-month SOFR plus 0.1% ("Adjusted SOFR") or 2.0% (12.93% as of March 31, 2024). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.0% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies.
Sources of Capital
Our expected future capital requirements may depend on many factors including expanding our customer base and sales force and timing and extent of spending in obtaining regulatory approval and introduction of new products. Additional sources of liquidity available to us include issuance of additional equity securities through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to our shareholders. Although we have an effective shelf registration statement, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all. The increasing need for capital could also make it more difficult to obtain funding through either equity or debt. Should additional capital not become available to us as needed, we may be required to take certain actions, such as slowing sales and marketing expansion, delaying regulatory approvals, or reducing headcount.

Contractual Obligations and Commitments

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	Thereafter	Total

Credit Facility Principal(1)	$—	$—	$50,000	$—	$50,000
Credit Facility Interest(1)(2)	4,849	13,000	6,175	—	24,024
Credit Facility Revenue Participation(1)	309	1,512	987	—	2,808
Credit Facility Make-Whole Payment(1)	—	—	—	—	—
Operating and financing lease obligations(3)	2,951	8,403	6,210	18,566	36,130
Insurance financing agreement(5)	1,520	—	—	—	1,520
Consulting fee obligation to former executives	218	—	—	—	218
Transition and separation obligations to current CEO(4)	603	1,646	—	—	2,249
Total	$10,450	$24,561	$63,372	$18,566	$116,949
(1) See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies in Part I, Item 1 in this Form 10-Q.
(2) Calculated at 12.93%, the interest rate as of March 31, 2024.
(3) See Note 7 - Leases in this Form 10-Q.
(4) Includes CEO's 2024 Salary, 2024 bonus to paid in March of 2025, accrued PTO through January 4, 2025, nine months of senior advisory fees, and eighteen months of COBRA payments. Actual timing of payments are subject to the determination of the end of CEO Term per the Transition and Separation Agreement. See Note 12 - Commitments and Contingencies in Part I, Item 1 in this Form 10-Q.
(5) See Note 12 - Commitments and Contingencies in Part I, Item 1 in this Form 10-Q.
See Note 7 - Leases and Note 12 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Form 10-Q, for further information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2023 Annual Report on Form 10-K.
The amount of interest expense on the outstanding debt is based on Adjusted SOFR. Changes in the Adjusted SOFR rate may affect our interest expense associated with the Credit Facility. Based on the outstanding balance of the Credit Facility as of March 31, 2024, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of approximately $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2023, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline, and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, our Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K as noted below:

			Trading Arrangement
Name and Title	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Securities to be Sold	Expiration Date
Karen Zaderej	Adopt	3/8/2024	X		740,000	12/31/2024
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1**
Employment Agreement, dated February 27, 2024, by and between Axogen Corporation and Erick DeVinney (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 5, 2024).

10.2 **
Amendment No. 1 to Executive Employment Agreement, dated February 27, 2024, by and between Axogen Corporation and Erick DeVinney (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 5, 2024).

10.3 **
Amended and Restated Confidentiality, Intellectual Property, Non-Competition and Non-Solicitation Agreement, dated February 27, 2024, by and between Axogen Corporation and Erick DeVinney (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on March 5, 2024).

10.4 **
Separation, Waiver and Release of Claims Agreement, dated January 5, 2024, between the Company and Peter Mariani (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 5, 2024)

10.5 **
Transition and Separation Agreement, dated January 4, 2024, between the Company and Karen Zaderej (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2024).

10.6 **
Transition and Separation Agreement, dated March 7, 2024, between the Company and Angelo Scopelianos(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 8, 2024).

18	Preferability Letter

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover pages do not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
†     Filed herewith.
††   Furnished herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: May 2, 2024	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: May 2, 2024	/s/ Nir Naor
Nir Naor Chief Financial Officer and (Principal Accounting Officer)