Form 10-Q
period 2024-06-30
Axogen, Inc.
filed 2024-08-08
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 5, 2024, the registrant had 43,829,801 shares of common stock outstanding.

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
The forward-looking statements in this Form 10-Q include, but are not limited to the following:
•Our ability to market Avive+, our expectation to drive continued growth within the nerve protection category following its full launch and our expectations that Avive+ will continue to, be regulated solely under Section 361 of the Public Health Service Act;
•Our expectation that the rolling BLA submission for Avance Nerve Graft will be completed in the third quarter of 2024;
•Our belief that the submission timeline will allow for a potential approval of the BLA for Avance Nerve Graft in mid-2025;
•Our optimism associated with interest in and adoption of the Resensation® neurotization techniques for autologous and implant-based breast reconstruction; and
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months.
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

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$19,189	$31,024
Restricted cash	6,000	6,002
Investments	1,944	—
Accounts receivable, net of allowance for doubtful accounts of $831 and $337, respectively	25,152	25,147
Inventory, net	28,015	23,020
Prepaid expenses and other	1,962	2,811
Total current assets	82,262	88,004
Property and equipment, net	86,752	88,730
Operating lease right-of-use assets	14,952	15,562
Intangible assets, net	4,966	4,531
Total assets	$188,932	$196,827

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,664	$28,883
Current maturities of long-term lease obligations	1,751	1,547
Total current liabilities	23,415	30,430

Long-term debt, net of debt discount and financing fees	47,047	46,603
Long-term lease obligations	20,231	21,142
Debt derivative liabilities	2,458	2,987
Other long-term liabilities	94	—
Total liabilities	93,245	101,162

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 43,824,738 and 43,124,496 shares issued and outstanding	438	431
Additional paid-in capital	385,101	376,530
Accumulated deficit	(289,852)	(281,296)
Total shareholders’ equity	95,687	95,665
Total liabilities and shareholders’ equity	$188,932	$196,827
                See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$47,912	$38,155	$89,289	$74,819
Cost of goods sold	12,567	8,503	21,325	16,675
Gross profit	35,345	29,652	67,964	58,144
Costs and expenses:
Sales and marketing	19,698	18,860	39,513	38,307
Research and development	6,658	7,144	14,066	13,470
General and administrative	9,417	10,550	19,373	20,611
Total costs and expenses	35,773	36,554	72,952	72,388
Loss from operations	(428)	(6,902)	(4,988)	(14,244)
Other income (expense):
Investment income	227	235	520	784
Interest expense	(2,185)	(148)	(4,512)	(164)
Change in fair value of derivatives	464	432	529	247
Other expense	1	(277)	(105)	(357)
Total other (expense) income, net	(1,493)	242	(3,568)	510
Net loss	$(1,921)	$(6,660)	$(8,556)	$(13,734)

Weighted average common shares outstanding — basic and diluted	43,713,313	42,862,384	43,473,541	42,719,096
Loss per common share — basic and diluted	$(0.04)	$(0.16)	$(0.20)	$(0.32)
                See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(8,556)	$(13,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,177	1,506
Amortization of right-of-use assets	642	642
Amortization of intangible assets	138	144
Amortization of debt discount and deferred financing fees	444	442
Provision for (recovery of) bad debt	528	(37)
Provision for inventory write-down	2,326	1,052
Change in fair value of derivatives	(529)	(247)
Investment (gains) loss	(33)	(578)
Share-based compensation	7,826	8,344
Change in operating assets and liabilities:
Accounts receivable	(533)	650
Inventory	(7,321)	(3,384)
Prepaid expenses and other	957	(639)
Accounts payable and accrued expenses	(6,577)	(529)
Operating lease obligations	(731)	(762)
Cash paid for interest portion of finance leases	(2)	(1)
Other liabilities	143	—
Net cash used in operating activities	(8,101)	(7,131)

Cash flows from investing activities:
Purchase of property and equipment	(1,834)	(8,719)
Purchase of investments	(1,911)	(10,203)
Proceeds from sale of investments	—	32,974
Cash payments for intangible assets	(739)	(516)
Net cash (used in) provided by investing activities	(4,484)	13,536

Cash flows from financing activities:
Cash paid for debt portion of finance leases	(4)	(12)
Proceeds from exercise of stock options and ESPP stock purchases	752	1,543
Net cash provided by financing activities	748	1,531
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,837)	7,936
Cash, cash equivalents, and restricted cash, beginning of period	37,026	21,535
Cash, cash equivalents, and restricted cash, end of period	$25,189	$29,471

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$3,758	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$178	$1,818
Obtaining a right-of-use asset in exchange for a lease liability	$—	$268
Acquisition of intangible assets in accounts payable and accrued expenses	$242	$326
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended June 30, 2024
Balance at March 31, 2024	43,687,729	$437	$380,650	$(287,931)	$93,156
Net loss	—	—	—	(1,921)	(1,921)
Stock-based compensation	—	—	3,907	—	3,907
Issuance of restricted and performance stock units	44,153	—	—	—	—
Exercise of stock options and employee stock purchase plan	92,856	1	544	—	545
Balance at June 30, 2024	43,824,738	$438	$385,101	$(289,852)	$95,687

Six Months Ended June 30, 2024
Balance at December 31, 2023	43,124,496	$431	$376,530	$(281,296)	$95,665
Net loss	—	—	—	(8,556)	(8,556)
Stock-based compensation	—	—	7,826	—	7,826
Issuance of restricted and performance stock units	583,386	6	(6)	—	—
Exercise of stock options and employee stock purchase plan	116,856	1	751	—	752
Balance at June 30, 2024	43,824,738	$438	$385,101	$(289,852)	$95,687

Three Months Ended June 30, 2023
Balance at March 31, 2023	42,809,994	$428	$363,739	$(266,654)	$97,513
Net loss	—	—	—	(6,660)	(6,660)
Stock-based compensation	—	—	5,390	—	5,390
Issuance of restricted and performance stock units	57,659	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	111,888	1	908	—	909
Balance at June 30, 2023	42,979,541	$430	$370,036	$(273,314)	$97,152

Six Months Ended June 30, 2023
Balance at December 31, 2022	42,445,517	$424	$360,155	$(259,580)	100,999
Net loss	—	—	—	(13,734)	(13,734)
Stock-based compensation	—	—	8,344	—	8,344
Issuance of restricted and performance stock units	296,378	4	(4)	—	—
Exercise of stock options and employee stock purchase plan	237,646	2	1,541	—	1,543
Balance at June 30, 2023	42,979,541	$430	$370,036	$(273,314)	$97,152
See notes to condensed consolidated financial statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)
1.Nature of Business
Axogen, Inc. (together with its wholly-owned subsidiaries, the “Company”) was incorporated in Minnesota. Our business is focused on the science, development and commercialization of the technologies used for peripheral nerve regeneration and repair. The Company's products include Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, Axoguard Nerve Cap®, Avive+ Soft Tissue Matrix™, and Axotouch® Two-Point Discriminator. The Company is headquartered in Florida. The Company has processing, warehousing, and distribution facilities in Texas and Ohio.
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
Reclassifications
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.
Effective in the first quarter of 2024, the Company voluntarily changed its accounting policy for shipping and handling costs. Under the new accounting policy, these costs are included in Costs of goods sold, whereas they were previously included in Sales and marketing expenses. Including these expenses in Costs of goods sold better aligns these costs with the related revenue in the gross profit calculation. Although the prior method of accounting continues to be an accepted alternative, the new accounting policy is more widely used in the industry and provides improved comparability of the Company's financial statements to its peers. This change in accounting policy has been applied retrospectively. The consolidated statement of operations for the three and six months ended June 30, 2023, has been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $1,278 and $2,743 to Cost of goods sold for the three and six months ended June 30, 2023, respectively, and a corresponding decrease to Sales and marketing expenses in the same periods.
Effective in the first quarter of 2024, the Company also ceased allocating certain costs to and from certain departments. Previously such costs had been allocated based on the Company’s estimate of the proportionate share of total expense to Cost of goods sold, Sales and marketing, Research and development, and General and administrative. The Company determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of its operations. To conform the 2023 presentation to the current quarter and year to date presentation, $922 and $1,984 was reclassified to General and administrative, of which $219 and $572 was previously included in Research and development,$699 and $1,406 was previously included in Sales and marketing, and $3 and $6 was previously included in Cost of goods sold for the three and six months ended June 30, 2023, respectively, in the condensed consolidated statement of operations.
These reclassifications had no impact on net revenue, loss from operations, net loss, or loss per common share for prior periods and do not represent a restatement of the Company's previously issued condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2024, and December 31, 2023, and for the three and six months ended June 30, 2024, and 2023. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company's markets for the remainder of fiscal year 2024. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company's cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what they believe to be credit-worthy financial institutions. As of June 30, 2024, $18,439 of the cash and cash equivalents balance was in excess of FDIC limits.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$19,189	$31,024
Restricted cash	6,000	6,002
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$25,189	$37,026
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
Recent Accounting Pronouncements
All other Accounting Standards Updates ("ASU's") issued and not yet effective as of June 30, 2024, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations except for the following:
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
3.    Inventory
Inventory consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Finished goods	$20,652	$13,545
Work in process	1,018	2,120
Raw materials	6,345	7,355
Inventory	$28,015	$23,020
As of June 30, 2024, and December 31, 2023, the Company reserved $2,835 and $1,342, respectively, for potential losses relating to inventory. The reserve is included in the Inventory, net on the Condensed Consolidated Balance Sheets.
4.    Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Land	$731	$731
Building	60,679	60,679
Leasehold improvements	17,859	15,348
Processing equipment	13,833	13,116
Furniture and equipment	9,530	8,741
Projects in process	713	3,674
Finance lease right-of-use assets	138	138
Property and equipment, at cost	103,485	102,427
Less: accumulated depreciation and amortization	(16,733)	(13,697)
Property and equipment, net	$86,752	$88,730
Depreciation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$1,657	$798	$3,177	$1,506

5.     Intangible Assets, Net
Intangible assets consist of the following:

	June 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$5,467	$(944)	$4,523	$4,905	$(820)	$4,085
License agreements	—	—	—	1,101	(1,087)	14
Total amortizable intangible assets	5,467	(944)	4,523	6,006	(1,907)	4,099

Unamortized intangible assets:
Trademarks	443	—	443	432	—	432
Total intangible assets	$5,910	$(944)	$4,966	$6,438	$(1,907)	$4,531
Amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization expense	$76	$73	$138	$144
As of June 30, 2024, future amortization of patents and license agreements is as follows:

Year Ending December 31,	(in thousands)
2024 (excluding the six months ended June 30, 2024)	$129
2025	261
2026	261
2027	261
2028	261
Thereafter	3,350
Total	$4,523
License Agreements
The Company had various license agreements that require the payment of royalty fees.
Royalty fee expense included in sales and marketing expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Royalty fee expense (1)	$—	$868	$—	$1,698
(1) Royalty fees are no longer being paid due to the expiration of the patents in 2023.

6.     Fair Value Measurement
The following tables present the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023:

	June 30, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$8,962	$—	$—	$8,962
U.S. government securities	1,944	—	—	1,944
Total assets	$10,906	$—	$—	$10,906

Liabilities:
Debt derivative liabilities	$—	$—	$2,458	$2,458
Total liabilities	$—	$—	$2,458	$2,458
(1) Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

	December 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds(1)	$24,977	$—	$—	$24,977
Total assets	$24,977	$—	$—	$24,977

Liabilities:
Debt derivative liabilities	$—	$—	$2,987	$2,987
Total liabilities	$—	$—	$2,987	$2,987
(1) Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2024, were as follows (in thousands):

Three Months Ended June 30, 2024
Beginning Balance, April 1, 2024	$2,922
Change in fair value included in net loss	(464)
Ending Balance, June 30, 2024	$2,458

Six Months Ended June 30, 2024
Beginning Balance, January 1, 2024	$2,987
Change in fair value included in net loss	(529)
Ending Balance, June 30, 2024	$2,458
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $47,047 and $52,144 at June 30, 2024, and $46,603 and $51,486 at December 31, 2023, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.
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
The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	June 30, 2024		December 31, 2023
Input
Remaining term (years)	3 years		3.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.2%		9.5% - 13.2%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	12.14%	(1)	12.06%	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of note held-to-maturity(2)	80.0%	(1)	80.0%	(1)
(1)Represents a significant unobservable input.
(2) See Maturity date in table.
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	June 30, 2024		December 31, 2023
Input
Remaining term (years)	4 years		4.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.2%		9.5% - 13.2%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	14.77%	(1)	15.60%	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of held-to-maturity(2)	80.0%		80.0%
(1)Represents a significant unobservable input.
(2)See Maturity date in table.

7.    Leases
The Company leases administrative, processing, research and distribution facilities through operating leases. Several of the leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
Operating lease expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,283	$1,242	$2,489	$2,540
Supplemental balance sheet information related to the operating and financing leases is as follows:

(in thousands, except lease term and discount rate)	June 30, 2024	December 31, 2023
Operating Leases
Right-of-use operating assets	$14,952	$15,562
Current maturities of long-term lease obligations	$1,746	$1,541
Long-term lease obligations	$20,215	$21,123
Financing Leases
Right-of-use financing leases (1)	$22	$28
Current maturities of long-term lease obligations	$5	$6
Long-term lease obligations	$16	$19

Weighted average operating lease term (in years):	9.2	9.6
Weighted average financing lease term (in years):	3.5	6.5

Weighted average discount rate operating leases	10.98%	10.99%
Weighted average discount rate financing leases	13.40%	13.22%
(1) Financing leases are included in property and equipment, net on the condensed consolidated balance sheets.
Future minimum lease payments under operating and financing leases at June 30, 2024, are as follows:

(in thousands)
2024 (excluding six months ended June 30, 2024)	$1,981
2025	4,143
2026	4,278
2027	3,115
2028	3,113
Thereafter	18,568
Total	35,198
Less: Imputed interest	(13,216)
Total lease liability	21,982
Less: Current lease liability	(1,751)
Long-term lease liability	$20,231
Sublease Agreement
On May 31, 2024, the Company entered into a sublease agreement to sublease a portion of its headquarters in Tampa, FL. The sublease will commence during the third quarter of 2024. The Company accounts for this sublease in accordance with ASC 842, Leases.

8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(2,953)	(3,397)
Long-term debt, net of debt discount and financing fees	$47,047	$46,603
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
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (12.90% at June 30, 2024), provided that the interest rate shall never be less than 9.5%. Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.5% per year of additional interest payments on the outstanding loan amount. The Company recorded $309 and $360 as interest expense for this Revenue Participation Agreement for the three months ended June 30, 2024, and 2023, respectively, and $756 and $756 for the six months ended June 30, 2024, and 2023, respectively. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended June 30, 2024, and 2023, paid $1,631 and $1,602, respectively, and $3,265 and $3,134 for the six months ended June 30, 2024, and 2023, respectively, to the Lender. The Company capitalized interest of $0 and $2,049 for the three months ended June 30, 2024, and 2023, respectively, and $0 and $4,196 for the six months ended June 30, 2024, and 2023, towards the costs to construct and retrofit the Axogen Processing Center ("APC Facility") in Vandalia, Ohio which was completed during 2023. As of June 30, 2024, the Company was in compliance with all financial covenants. The borrowings under the Credit Facility are secured by substantially all of the assets of the Company.
Embedded Derivatives
The fair values of the debt derivative liabilities were $2,458 and $2,987 at June 30, 2024, and December 31, 2023, respectively. See Note 6 - Fair Value Measurement.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to long-term debt on the consolidated balance sheet.
Amortization of debt discount and deferred financing fees for the three months ended June 30, 2024, and 2023 was $222 and $223, respectively, and for the six months ended June 30, 2024, and 2023, was $444 and $442, respectively.
Other Credit Facilities
The Company had restricted cash of $6,000 and $6,002 at June 30, 2024, and December 31, 2023, respectively for an irrevocable standby letter of credit.

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

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Stock Options (1)	1st Quarter	—	$—
	2nd Quarter	145,984	$4.11

Restricted Stock Units (2)	1st Quarter	787,688	$9.05
	2nd Quarter	200,108	$7.56

Performance Stock Units (3)(4)	1st Quarter	911,400	$8.92
	2nd Quarter	424,400	$3.06
Inducement Shares (5)
Stock Options	1st Quarter	18,700	$6.04
Restricted Stock Units	1st Quarter	310,000	$7.00
(1)     Options granted to the Board of Directors during the second quarter for their annual fee vest in one year from the date of grant.
(2)     Restricted Stock Units (RSUs) awarded to certain officers and employees during the first and second quarter vest over a four-year period. Included in the second quarter RSUs are 85,224 units awarded to the Board of Directors for their annual fee which vest in one year from the date of the award. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(3)    Performance Stock Units (PSUs) awarded to certain officers and employees related to their work on the BLA ("2024 BLA PSUs") totaled 487,000 shares during the first quarter of 2024. Participants with 2024 BLA PSUs will earn from 0% to 100% upon achievement of certain milestones related to the BLA submission and FDA approval. The number of shares available for grant is linked to certain milestones related to the BLA submission to and approval by the FDA. These awards will vest provided the participants remain in continuous service to the Company through the achievement of the applicable performance goal and the one-year anniversary of the grant date.
(4)    PSUs were awarded to certain officers and employees with a target of 424,400 shares with performance metrics tied to the achievement of stock price goals between February 2024 through February 2027 ("TSR PSU") during the first quarter of 2024. Participants with TSR PSUs will earn from 0% to 200% upon achievement of specific stock price goals. The maximum number of shares that can be issued under this award is 848,800. Vesting occurs at the end of the three-year performance period upon Compensation Committee certification of the results at the end of the performance period.
(5)     Inducement shares were issued to officers during the first quarter of 2024, to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Vesting for both the stock options and restricted stock units are over both a three-and four-year period. No Inducement shares were issued in the second quarter of 2024.
Total stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$3,907	$5,390	$7,826	$8,344

10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(1,921)	$(6,660)	$(8,556)	$(13,734)
Denominator:
Weighted-average common shares outstanding (Basic)	43,713,313	42,862,384	43,473,541	42,719,096
Weighted-average common shares outstanding (Diluted)	43,713,313	42,862,384	43,473,541	42,719,096
Net loss per common share (Basic and Diluted)	$(0.04)	$(0.16)	$(0.20)	$(0.32)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	4,239,311	3,923,737	4,113,080	3,645,690
Restricted stock units	1,433,829	251,112	439,583	330,036
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company was in a net income position.
11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three and six months ended June 30, 2024, and 2023 due to the generation of net operating losses, the benefits of which have been fully reserved.
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely than not probability of the position being upheld when reviewed by the relevant tax authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the condensed consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2019, through 2023, and we have received notice of examination from federal tax authorities for tax year 2021. For tax years 2005 through 2018, federal taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.
12.     Commitments and Contingencies
Service Agreements
The Company pays Community Blood Center, (d/b/a Solvita), formerly d/b/a Community Tissue Service, ("Solvita") a facility fee for the use of clean rooms/manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. Pursuant to the Solvita Agreement, the Company recorded expenses of $281 and $582 for the three months ended June 30, 2024, and 2023, respectively, and $473 and $1,311 during the six months ended June 30, 2024, and 2023, is included in cost of goods sold. The Solvita Agreement was amended on March 31, 2024, extending the term through December 31, 2026. The

Solvita Agreement may be terminated by either party by providing an eighteen-month written notice. The Company is continuing its use of Solvita for Avive+.
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
In June 2017, the Company entered into the Nerve End Cap Supply Agreement (the "Supply Agreement") with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard Nerve Cap; the parties subsequently amended the agreement on August 4, 2023. The Supply Agreement expires on December 31, 2030. The Supply Agreement establishes the terms and conditions in which Cook Biotech will manufacture the product for the Company. Under the Supply Agreement the Company provides purchase orders to Cook Biotech and Cook Biotech fulfills the purchase orders. The Supply Agreement allows for termination provisions for both parties. The loss of the Company's ability to sell the Axoguard Nerve Cap products could have a material adverse effect on the Company's business until other replacement products would become available.
In May 2023, the Company entered into a Supply and Manufacturing Agreement ("HA+ Supply Agreement") with Cook Biotech whereby Cook Biotech is the exclusive contract manufacturer of the Axoguard HA+ Nerve Protector. The HA+ Supply Agreement expires on July 1, 2030. The HA+ Supply Agreement establishes the terms and conditions in which Cook Biotech will manufacture, package, label and deliver the product to the Company. Under the HA+ Supply Agreement, the Company provides purchase orders to Cook Biotech, and Cook Biotech fulfills the purchase orders. The HA+ Supply Agreement allows for termination provisions for both parties. The loss of the Company's ability to sell the Axoguard products could have a material adverse effect on the Company's business until other replacement products would become available. On January 31, 2024, RTI Surgical, Inc. announced the acquisition of Cook Biotech. The acquisition of Cook Biotech has not had any material impact on our relationship with Cook Biotech or our operations.
Insurance Finance Agreement
We finance certain of our commercial insurance policies ("Insurance Financing Agreement"). Outstanding payments owed under the Insurance Financing Agreement are recorded as "prepaid expenses and other" in our condensed consolidated balance sheets. The amounts owed under the Insurance Financing Agreement included in prepaid expenses and other were $1,012 and $0 as of June 30, 2024, and December 31, 2023, respectively.
Processing Facilities
The Company is highly dependent on the continued availability of its processing facilities at CTS and APC in Dayton, Ohio and could be harmed if the physical infrastructure of these facilities is unavailable for any prolonged period of time.
Certain Economic Development Grants
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. The economic development grants are subject to certain job creation milestones through December 31, 2023, and have clawback clauses if the Company does not meet the job creation milestones The Company requested an extension from the grant authorities to extend the job creation milestones and received approval to extend the evaluation date to December 31, 2024, and the expiration date to December 31, 2026. As of June 30, 2024, the Company has received $1,188 from the cash grants.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $2,458 as of June 30, 2024. The fair value of the debt derivative liabilities is determined using a probability-weighted expected return model based upon four potential settlement scenarios, one of which ended December 31, 2023, with the Credit Facility. The estimated settlement value of each scenario, which includes any required make-whole payment, is discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the four scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027, and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K. All dollar amounts in the discussion and analysis, unless noted otherwise, are presented in thousands.
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
•Avive+ Soft Tissue Matrix™, a multi-layer amniotic membrane allograft used to protect and separate tissues in the surgical bed during the critical phase of tissue healing.
•Axotouch® Two-Point Discriminator, used to measure the innervation density of any surface area of the skin.
Our portfolio of products is currently available in the United States ("U.S."), Canada, Germany, United Kingdom, Spain and several other European, Asian and Latin American countries.
Revenue from the distribution of our nerve repair products, Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, Axoguard Nerve Cap® and Avive+ Soft Tissue Matrix™, in the United States ("U.S.") is the main contributor to our total reported sales and have been the key component of our growth to date.
On June 24, 2024, we announced the full launch of Avive+ Soft Tissue Matrix. Avive+ is processed and distributed in accordance with U.S. Food and Drug Administration ("FDA") requirements for Human Cellular and Tissue-based Products (HCT/P) under 21 CFR Part 1271 regulations and U.S. State regulations as a 361 human tissue product. Products regulated solely under Section 361 of the Public Health Service Act are a product category under close scrutiny by the FDA for compliance with the regulatory requirements and potentially subject to regulatory change in the future. Failure to comply with applicable regulatory requirements could expose us to potential compliance actions by the FDA or state regulators and could risk the commercial availability of the product.
We have observed that surgeons are initially cautious adopters of nerve repair products. Surgeons typically start with a few cases and then wait and review the results of these initial cases. Active accounts are usually past this wait period and have developed some level of product reorder. These active accounts have typically gone through the Value Analysis Committee approval process, have at least one surgeon who has converted a portion of his or her treatment algorithms of peripheral nerve repair to our portfolio and have ordered our products at least six times in the last twelve months. As of June 30, 2024, we had 1,042 active accounts, an increase of 7.0% from 974 as of June 30, 2023, and an increase of 3.0% from 1,012 compared to March 31, 2024. Active accounts account for approximately 85% of our revenue. The top 10% of these active accounts continue to represent approximately 40% of our revenue.
Core accounts are defined as accounts that have purchased at least $100,000 in the past twelve months. As of June 30, 2024, we had 412 core accounts, an increase of 18.7% from 347 as of June 30, 2023, and an increase of 3.0% from 400 compared to March 31, 2024. These core accounts represent approximately 65% of our revenue in the quarter.
Summary of Operational and Business Highlights
•Revenues were $47,912 for the quarter ended June 30, 2024, an increase of $9,757 or 25.6% compared to the quarter ended June 30, 2023.
•Gross profit was $35,345 for the quarter ended June 30, 2024, an increase of $5,693 or 19.2% compared to the quarter ended June 30, 2023.
•We had 117 and 116 direct sales representatives as of June 30, 2024, and December 31, 2023.
•In May 2024, we submitted to FDA the complete non-clinical data package for the BLA of Avance® Nerve Graft. We anticipate the rolling submission proposal of the BLA to be completed in the third quarter of 2024. We believe the submission timeline will allow for a potential approval in mid- 2025.
•We are pleased with the adoption of Axoguard HA+ Nerve Protector across multiple applications. We expect to drive continued growth within the nerve protection category following the full launch of Avive+ Soft Tissue Matrix in June of 2024.We continue to see strong interest in and adoption of the Resensation® neurotization techniques for autologous and implant-based breast reconstructions driven by expanding surgeon education and patient activation.

Results of Operations
Comparison of the Three Months Ended June 30, 2024, and 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$47,912	100.0%	$38,155	100.0%
Cost of goods sold	12,567	26.2	8,503	22.3
Gross profit	35,345	73.8	29,652	77.7
Costs and expenses
Sales and marketing	19,698	41.1	18,860	49.4
Research and development	6,658	13.9	7,144	18.7
General and administrative	9,417	19.7	10,550	27.7
Total costs and expenses	35,773	74.7	36,554	95.8
Loss from operations	(428)	(0.9)	(6,902)	(18.1)
Other income (expense):
Investment income	227	0.5	235	0.6
Interest expense	(2,185)	(4.6)	(148)	(0.4)
Change in fair value of derivatives	464	1.0	432	1.1
Other expense	1	—	(277)	(0.7)
Total other (expense) income, net	(1,493)	(3.1)	242	0.6
Net loss	$(1,921)	(4.0)%	$(6,660)	(17.5)%
Revenues
Revenues for the three months ended June 30, 2024, increased by $9,757 or 25.6% to $47,912 as compared to $38,155 for the three months ended June 30, 2023. The increase in revenue was driven by an increase in, unit volume of 15.6%, product mix 6.8% and a 3.2% increase in prices.
Gross Profit
Gross profit for the three months ended June 30, 2024, increased by $5,693 or 19.2% to $35,345 as compared to $29,652 for the three months ended June 30, 2023. Gross margin was 73.8% and 77.7% for the three months ended June 30, 2024, and 2023, respectively. The decrease in gross margin is due to the change in our product mix.
Costs and Expenses
Total costs and expenses decreased by $781 or 2.1% to $35,773 for the three months ended June 30, 2024, as compared to $36,554 for the three months ended June 30, 2023. The net decrease in total costs and expenses was primarily the result of a reduction in R&D projects of $1,371 and royalty fees of $867, partially offset by an increase in professional services of $1,055, compensation costs of $359 and other costs of $54.
Sales and marketing expenses increased by $838 or 4.4% to $19,698 for the three months ended June 30, 2024, as compared to $18,860 for the three months ended June 30, 2023. This increase was primarily attributable to compensation costs of $1,685 and occupancy costs of $113 partially offset by a decrease in royalty fees of $867 and other costs of $116.
Research and development expenses decreased $486 or 6.8% to $6,658 for the three months ended June 30, 2024, as compared to $7,144 for the three months ended June 30, 2023. The decrease was primarily due to product development, clinical expenses as well as non-clinical expenses related to the the BLA for Avance Nerve Graft. Product development expenses represented approximately 52% and 58% of total research and development expense for the three months ended June 30, 2024, and 2023, respectively. Clinical trial expenses represented approximately 48% and 42% of total research and development expense the three months ended June 30, 2024, and 2023, respectively.
General and administrative expenses decreased by $1,133 to $9,417 for the three months ended June 30, 2024, as compared to $10,550 for the three months ended June 30, 2023. The decrease was primarily due to compensation costs of $2,295, partially offset by an increase in professional services of $877, occupancy related cost of $204 and other costs of $80.
Other Income and Expense
Other expense, net increased by $1,735 or 717% to $1,493 for the three months ended June 30, 2024, as compared to other income, net of $242 for the three months ended June 30, 2023. The net increase in other expense was due to an increase in interest expense of $2,037, partially offset by the decrease in other expenses of $279 and the change in the fair value of the derivative of $32.
Interest expense increased by $2,037 to $2,185 for the three months ended June 30, 2024, as compared to $148 for the three months ended June 30, 2023. The increase was due to the completion of the APC facility in 2023 resulting in no interest expense being capitalized for that facility. We recognized total interest expense of $2,162 and $2,184 in connection with the Credit Facility for the three months ended June 30, 2024, and 2023, respectively, of which $0 and $2,049 of this interest was capitalized to the construction costs of the APC Facility during the second quarter of 2024 and 2023, respectively.
Income Taxes
We had no income tax expense or benefit during the three months ended June 30, 2024, and 2023, due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. We do not believe that there are currently any material outstanding tax expenses or benefits.
Comparison of the six months ended June 30, 2024, and 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$89,289	100.0%	$74,819	100.0%
Cost of goods sold	21,325	23.9%	16,675	22.3%
Gross profit	67,964	76.1%	58,144	77.71%
Costs and expenses
Sales and marketing	39,513	44.3%	38,307	51.2%
Research and development	14,066	15.8%	13,470	18.0%
General and administrative	19,373	21.7%	20,611	27.5%
Total costs and expenses	72,952	81.7%	72,388	96.8%
Loss from operations	(4,988)	(5.6)%	(14,244)	(19.04)
Other income (expense):
Investment income (loss)	520	0.6%	784	1.0%
Interest expense	(4,512)	(5.1)%	(164)	(0.2)%
Change in fair value of derivatives	529	0.6%	247	0.3%
Other expense	(105)	(0.1)%	(357)	(0.5)%
Total other (expense) income, net	(3,568)	(4.0)%	510	0.7%
Net loss	$(8,556)	(9.6)%	$(13,734)	(18.4)%

Revenues
Revenues for six months ended June 30, 2024, increased by $14,470 or 19.3% to $89,289 as compared to $74,819 for the six months ended June 30, 2023. The increase in revenue was driven by an increase in unit volume of 10.4%, 6.1%in product mix and 2.8% in prices.
Gross Profit
Gross profit for the six months ended June 30, 2024, increased by $9,820 or 17% to 67,964 as compared to $58,144 for the six months ended June 30, 2023. Gross margin was 76.1% and 77.7% for the six months ended June 30, 2024, and 2023, respectively.
Costs and Expenses
Total costs and expenses increased by $564 or 1% to $72,952 for the six months ended June 30, 2024, as compared to $72,388 for the six months ended June 30, 2023. The net increase in total costs and expenses was primarily the result of increased professional services of $1,915, compensation costs of $1,566, and occupancy cost of $174, partially offset by the reduction in royalty fees of $1,703, research projects of $1,205, and marketing programs of $212.
Sales and marketing expenses increased by $1,206 or 3% to $39,513 for the six months ended June 30, 2024, as compared to $38,307 for the six months ended June 30, 2023. This increase was primarily attributable to compensation costs of $2,931, occupancy costs of $195 and professional services of $174, partially offset by the reduction in royalty fees of $1,703, marketing programs of $212 and other costs of $203.
Research and development expenses increased by $596 or 4% to $14,066 for the six months ended June 30, 2024, as compared to $13,470 for the six months ended June 30, 2023. The increase was primarily due to product development and clinical expenses as well as non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 57% of total research and development expense for each of the six months ended June 30, 2024, and 2023. Clinical trial expenses represented approximately 43% of total research and development expense for each of the six months ended June 30, 2024, and 2023, respectively.
General and administrative expenses decreased by $1,238 or 6% to $19,373 for the six months ended June 30, 2024, as compared to $20,611 for the six months ended June 30, 2023. The decrease was primarily due to a reduction in net compensation costs of $3,217, partially offset by an increase in professional service costs of $1,343, other costs of $264, occupancy costs of $259, and travel costs of $112.
Other Income and Expense
Other (expense) income, net decreased by $4,078 or 800% to other expense, net $3,568 for the six months ended June 30, 2024, as compared to other income, net of $510 for the six months ended June 30, 2023. The net decrease was driven by an increase in interest expense of $4,348 and decrease in investment income of $264, partially offset by an increase in the change in fair value of derivatives of $282 and other expense of $252.
Investment income decreased by $264 or 34% to $520 for the six months ended June 30, 2024, as compared to investment income of $784 for the six months ended June 30, 2023. This change was primarily due to the decrease in investments.
Interest expense increased by $4,348 to $4,512 for the six months ended June 30, 2024, as compared to $164 for the six months ended June 30, 2023. We recognized total interest expense of $4,465 and $4,332 in connection with the Credit Facility for the six months ended June 30, 2024, and 2023, respectively, of which $0 and $4,196 of this interest was capitalized to the construction costs of the APC Facility during the six months ended June 30, 2024, and 2023, respectively.
Income Taxes
We had no income tax expense or benefit during the six months ended June 30, 2024, and 2023, due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. We do not believe that there are any additional tax expenses or benefits currently available.

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
Reclassification of Financial Information
Effective as of the first quarter of 2024, we voluntarily changed our accounting policy for shipping and handling costs. Although the prior method of accounting continues to be an accepted alternative, the new accounting policy is more widely used in the industry and provides improved comparability of the Company’s financial statements to its peers. Accordingly, the financial information for prior periods has been reclassified to reflect retrospective application of the new policy. Effective as of the first quarter of 2024, we ceased allocating certain costs to and from certain departments. Previously such costs had been allocated based on our estimate of the proportionate share of total expense to each line item. We determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of our operations. See “Note 2 - Summary of Significant Accounting Policies” for additional discussion.
Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents and investments totaling $21,133. Our cash equivalents are comprised primarily of a money market mutual fund and our investments consist of U.S. Treasuries. Our cash and cash equivalents and investments decreased by $9,891 from $31,024 at December 31, 2023, primarily as a result of operating activities.
We had working capital of $58,847 and a current ratio of 3.5x at June 30, 2024, compared to working capital of $57,574 and a current ratio of 2.9x at December 31, 2023. The increase in our working capital at June 30, 2024, as compared to December 31, 2023, was primarily due to a decrease in accounts payable and accrued expenses. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months from the date of the accompanying financial statements.
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(8,101)	$(7,131)
Investing activities	(4,484)	13,536
Financing activities	748	1,531
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,837)	$7,936
Net Cash Used in Operating Activities
Net cash used in operating activities was $8,101 and $7,131 during the six months ended June 30, 2024, and 2023, respectively. The unfavorable change in net cash used in operating activities of $970, or 14%, is due to the net unfavorable change of $9,400 in working capital accounts partially offset by the decrease in the net loss of $5,178 and noncash changes of $3,252.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024, was $4,484 as compared to net cash provided by investing activities of $13,536 for the six months ended June 30, 2023, an increase of $18,020, or 133% of net cash used in investing activities. The increase of net cash used in investing activities is principally due to the decrease in the net proceeds from the sale and purchase of investments totaling $24,682, and the increase in purchases of intangible assets of $223, partially offset by the reduction in purchases of property and equipment of $6,885 during the six months ended June 30, 2024.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $748 and $1,531 for the six months ended June 30, 2024, and 2023, respectively, a decrease of $783. The unfavorable change in net cash provided by financing activities was primarily due to the decrease in proceeds from the exercise of stock options of $791 during the six months ended June 30, 2024.
Credit Facilities
As of June 30, 2024, we had $50,000 outstanding in indebtedness under a credit facility $35,000 maturing on June 30, 2027, and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of three-month SOFR plus 0.1% ("Adjusted SOFR") or 2.0% (12.90% as of June 30, 2024). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.5% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies.
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
Contractual Obligations and Commitments

Contractual Obligations	2024 Remaining	2025-2026	2027-2028	Thereafter	Total
(in thousands)
Credit Facility Principal(1)	$—	$—	$50,000	$—	$50,000
Credit Facility Interest(1)(2)	3,225	12,900	6,128	—	22,253
Credit Facility Revenue Participation(1)	309	1,512	987	—	2,808
Credit Facility Make-Whole Payment(1)	—	—	—	—	—
Operating and financing lease obligations(3)	1,981	8,421	6,228	18,568	35,198
Insurance financing agreement(5)	1,012	—	—	—	1,012
Consulting fee obligation to former executives	143	—	—	—	143
Transition and separation obligations to current CEO(4)	931	998	—	—	1,929
Total	$7,601	$23,831	$63,343	$18,568	$113,343
(1) See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies in Part I, Item 1 in this Form 10-Q.
(2) Calculated at 12.90%, the interest rate as of June 30, 2024.
(3) See Note 7 - Leases in this Form 10-Q.
(4) Includes CEO's 2024 Salary, 2024 bonus to paid in March of 2025, accrued PTO through January 4, 2025, nine months of senior advisory fees, and eighteen months of COBRA payments. Actual timing of payments is subject to the determination of the end of the CEO Term per the Transition and Separation Agreement. See Note 12 - Commitments and Contingencies in Part I, Item 1 in this Form 10-Q.
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
The amount of interest expense on the outstanding debt is based on Adjusted SOFR. Changes in the Adjusted SOFR rate may affect our interest expense associated with the Credit Facility. Based on the outstanding balance of the Credit Facility as of June 30, 2024, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of approximately $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, our Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K as noted below:

				Trading Arrangement
Name and Title	Action Taken	Date of Action	Date of Plan	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Securities to be Sold	Expiration Date
Karen Zaderej	Terminate	5/6/2024	6/13/2024	X		740,000	12/31/2024
Karen Zaderej	Adopt	5/22/2024	8/23/2024	X		710,000	12/31/2024
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover pages do not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
†     Filed herewith.
††   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: August 8, 2024	/s/ Karen Zaderej
Karen Zaderej Chief Executive Officer and President (Principal Executive Officer)

Dated: August 8, 2024	/s/Nir Naor
Nir Naor Chief Financial Officer and (Principal Accounting Officer)