Form 10-Q
period 2024-09-30
Axogen, Inc.
filed 2024-11-07
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 4, 2024, the registrant had 44,008,259 shares of common stock outstanding.

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
•Our belief that the submission timeline will allow for a potential approval of the Biologics License Application ("BLA") for Avance Nerve Graft in September 2025;
•Our belief that we will continue to drive growth in the nerve protection category:
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

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,662	$31,024
Restricted cash	6,000	6,002
Investments	5,868	—
Accounts receivable, net of allowance for doubtful accounts of $888 and $337, respectively	24,629	25,147
Inventory, net	29,363	23,020
Prepaid expenses and other	1,730	2,811
Total current assets	86,252	88,004
Property and equipment, net	85,632	88,730
Operating lease right-of-use assets	14,886	15,562
Intangible assets, net	5,215	4,531
Total assets	$191,985	$196,827

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,177	$28,883
Current maturities of long-term lease obligations	1,856	1,547
Total current liabilities	23,033	30,430

Long-term debt, net of debt discount and financing fees	47,272	46,603
Long-term lease obligations	19,734	21,142
Debt derivative liabilities	2,445	2,987
Other long-term liabilities	94	—
Total liabilities	92,578	101,162

Commitments and contingencies - see Note 12

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 44,002,323 and 43,124,496 shares issued and outstanding	440	431
Additional paid-in capital	390,677	376,530
Accumulated deficit	(291,710)	(281,296)
Total shareholders’ equity	99,407	95,665
Total liabilities and shareholders’ equity	$191,985	$196,827
                See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$48,644	$41,271	$137,933	$116,090
Cost of goods sold	12,206	9,567	33,531	26,242
Gross profit	36,438	31,704	104,402	89,848
Costs and expenses:
Sales and marketing	18,924	19,165	58,437	57,471
Research and development	6,996	6,694	21,063	20,164
General and administrative	10,834	9,870	30,206	30,481
Total costs and expenses	36,754	35,729	109,706	108,116
Loss from operations	(316)	(4,025)	(5,304)	(18,268)
Other income (expense):
Investment income	296	367	816	1,151
Rental income	90	—	90	—
Interest expense	(1,893)	(827)	(6,405)	(992)
Change in fair value of derivatives	13	402	542	649
Other expense	(48)	(6)	(153)	(363)
Total other (expense) income, net	(1,542)	(64)	(5,110)	445
Net loss	$(1,858)	$(4,089)	$(10,414)	$(17,823)

Weighted average common shares outstanding — basic and diluted	43,882,110	43,022,328	43,610,481	42,821,284
Loss per common share — basic and diluted	$(0.04)	$(0.10)	$(0.24)	$(0.42)
                See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(10,414)	$(17,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,831	2,660
Amortization of right-of-use assets	889	826
Amortization of intangible assets	202	214
Amortization of debt discount and deferred financing fees	669	666
Provision for (recovery of) bad debt	604	(311)
Change in fair value of derivatives	(542)	(649)
Investment (gains) loss	(95)	(660)
Share-based compensation	12,830	13,091
Change in operating assets and liabilities:
Accounts receivable	(85)	(766)
Inventory	(6,343)	(4,114)
Prepaid expenses and other	1,189	(623)
Accounts payable and accrued expenses	(7,125)	3,012
Operating lease obligations	(1,303)	(1,012)
Cash paid for interest portion of finance leases	(2)	(2)
Other liabilities	495	(14)
Net cash used in operating activities	(4,200)	(5,505)

Cash flows from investing activities:
Purchase of property and equipment	(2,431)	(12,409)
Purchase of investments	(5,773)	(10,203)
Proceeds from sale of investments	—	42,874
Cash payments for intangible assets	(1,280)	(732)
Net cash (used in) provided by investing activities	(9,484)	19,530

Cash flows from financing activities:
Cash paid for debt portion of finance leases	(6)	(7)
Proceeds from exercise of stock options and ESPP stock purchases	1,326	1,543
Net cash provided by financing activities	1,320	1,536
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,364)	15,561
Cash, cash equivalents, and restricted cash, beginning of period	37,026	21,535
Cash, cash equivalents, and restricted cash, end of period	$24,662	$37,096

Supplemental disclosures of cash flow activity:
Cash paid for interest, net of capitalized interest	$5,736	$325
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of fixed assets in accounts payable and accrued expenses	$114	$853
Obtaining a right-of-use asset in exchange for a lease liability	$—	$366
Acquisition of intangible assets in accounts payable and accrued expenses	$14	$420
See notes to condensed consolidated financial statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Three Months Ended September 30, 2024
Balance at June 30, 2024	43,824,738	$438	$385,101	$(289,852)	$95,687
Net loss	—	—	—	(1,858)	(1,858)
Stock-based compensation	—	—	5,004	—	5,004
Issuance of restricted and performance stock units	112,185	1	(1)	—	—
Exercise of stock options and employee stock purchase plan	65,400	1	573	—	574
Balance at September 30, 2024	44,002,323	$440	$390,677	$(291,710)	$99,407

Nine Months Ended September 30, 2024
Balance at December 31, 2023	43,124,496	$431	$376,530	$(281,296)	$95,665
Net loss	—	—	—	(10,414)	(10,414)
Stock-based compensation	—	—	12,830	—	12,830
Issuance of restricted and performance stock units	695,571	7	(7)	—	—
Exercise of stock options and employee stock purchase plan	182,256	2	1,324	—	1,326
Balance at September 30, 2024	44,002,323	$440	$390,677	$(291,710)	$99,407

Three Months Ended September 30, 2023
Balance at June 30, 2023	42,979,541	$430	$370,036	$(273,314)	$97,152
Net loss	—	—	—	(4,089)	(4,089)
Stock-based compensation	—	—	4,747	—	4,747
Issuance of restricted and performance stock units	59,858	—	—	—	—
Balance at September 30, 2023	43,039,399	$430	$374,783	$(277,403)	$97,810

Nine Months Ended September 30, 2023
Balance at December 31, 2022	42,445,517	$424	$360,155	$(259,580)	100,999
Net loss	—	—	—	(17,823)	(17,823)
Stock-based compensation	—	—	13,091	—	13,091
Issuance of restricted and performance stock units	356,236	4	(4)	—	—
Exercise of stock options and employee stock purchase plan	237,646	2	1,541	—	1,543
Balance at September 30, 2023	43,039,399	$430	$374,783	$(277,403)	$97,810
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
Reclassifications
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.
Effective in the first quarter of 2024, the Company voluntarily changed its accounting policy for shipping and handling costs. Under the new accounting policy, these costs are included in Costs of goods sold, whereas they were previously included in Sales and marketing expenses. Including these expenses in Costs of goods sold better aligns these costs with the related revenue in the gross profit calculation. Although the prior method of accounting continues to be an accepted alternative, the new accounting policy is more widely used in the industry and provides improved comparability of the Company's financial statements to its peers. This change in accounting policy has been applied retrospectively. The consolidated statement of operations for the three and nine months ended September 30, 2023, has been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $1,460 and $4,204 to Cost of goods sold for the three and nine months ended September 30, 2023, respectively, and a corresponding decrease to Sales and marketing expenses in the same periods.
Effective in the first quarter of 2024, the Company also ceased allocating certain costs to and from certain departments. Previously such costs had been allocated based on the Company’s estimate of the proportionate share of total expense to Cost of goods sold, Sales and marketing, Research and development, and General and administrative. The Company determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of its operations. To conform the 2023 presentation to the current quarter and year to date presentation, $1,035 and $3,019 was reclassified to General and administrative, of which $295 and $867 was previously included in Research and development, $803 and $2,209 was previously included in Sales and marketing, and $63 and $58 was previously included in Cost of goods sold for the three and nine months ended September 30, 2023, respectively, in the condensed consolidated statement of operations.
These reclassifications had no impact on net revenue, loss from operations, net loss, or loss per common share for prior periods and do not represent a restatement of the Company's previously issued condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2024, and December 31, 2023, and for the three and nine months ended September 30, 2024, and 2023. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and; therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited financial statements of the

Company for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company's markets for the remainder of fiscal year 2024. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company's cash and cash equivalents balances exceed Federal Deposit Insurance Corporation ("FDIC") insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what they believe to be credit-worthy financial institutions. As of September 30, 2024, $18,162 of the cash and cash equivalents balance was in excess of FDIC limits.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$18,662	$31,024
Restricted cash	6,000	6,002
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$24,662	$37,026
Government Assistance
As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounts for the grants by analogy to International Accounting Standard ("IAS") 20 Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20"). Government assistance and grants are recognized when there is reasonable assurance that the Company has met the requirements of the assistance and there is reasonable assurance that the grant will be received. The Company received government grants of $378 and $— for the three months ended September 30, 2024 and 2023, respectively and $544 and $155 for the nine months ended September 30, 2024 and 2023, respectively. See Note 12 - Commitments and Contingencies.
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
Recent Accounting Pronouncements
All other Accounting Standards Updates ("ASU's") issued and not yet effective as of September 30, 2024, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations except for the following:
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
3.    Inventory
Inventory consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Finished goods	$23,766	$13,545
Work in process	900	2,120
Raw materials	4,697	7,355
Inventory	$29,363	$23,020
As of September 30, 2024, and December 31, 2023, the Company reserved $1,518 and $1,342, respectively, for potential losses relating to inventory. The reserve is included in the Inventory, net on the Condensed Consolidated Balance Sheets.
4.    Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Land	$731	$731
Building	60,679	60,679
Leasehold improvements	17,889	15,348
Processing equipment	13,883	13,116
Furniture and equipment	9,516	8,741
Projects in process	1,072	3,674
Finance lease right-of-use assets	138	138
Property and equipment, at cost	103,908	102,427
Less: accumulated depreciation and amortization	(18,276)	(13,697)
Property and equipment, net	$85,632	$88,730

Depreciation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$1,654	$1,154	$4,831	$2,660

5.     Intangible Assets, Net
Intangible assets consist of the following:

	September 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$5,691	$(1,009)	$4,682	$4,905	$(820)	$4,085
License agreements	—	—	—	1,101	(1,087)	14
Total amortizable intangible assets	5,691	(1,009)	4,682	6,006	(1,907)	4,099

Unamortized intangible assets:
Trademarks	533	—	533	432	—	432
Total intangible assets	$6,224	$(1,009)	$5,215	$6,438	$(1,907)	$4,531
Amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization expense	$65	$70	$202	$214
As of September 30, 2024, future amortization of patents and license agreements is as follows:

Year Ending December 31,	(in thousands)
2024 (excluding the nine months ended September 30, 2024)	$68
2025	272
2026	272
2027	272
2028	272
Thereafter	3,526
Total	$4,682
License Agreements
The Company had various license agreements that required the payment of royalty fees.

Royalty fee expense included in sales and marketing expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Royalty fee expense (1)	$—	$930	$—	$2,628
(1) Royalty fees are no longer being paid due to the expiration of the patents in 2023.

6.     Fair Value Measurement
The following tables present the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023:

	September 30, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$13,233	$—	$—	$13,233
U.S. government securities	5,868	—	—	5,868
Total assets	$19,101	$—	$—	$19,101

Liabilities:
Debt derivative liabilities	$—	$—	$2,445	$2,445
Total liabilities	$—	$—	$2,445	$2,445
(1) Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

	December 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds(1)	$24,977	$—	$—	$24,977
Total assets	$24,977	$—	$—	$24,977

Liabilities:
Debt derivative liabilities	$—	$—	$2,987	$2,987
Total liabilities	$—	$—	$2,987	$2,987
(1) Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2024, were as follows (in thousands):

Three Months Ended September 30, 2024
Beginning Balance, July 1, 2024	$2,458
Change in fair value included in net loss	(13)
Ending Balance, September 30, 2024	$2,445

Nine Months Ended September 30, 2024
Beginning Balance, January 1, 2024	$2,987
Change in fair value included in net loss	(542)
Ending Balance, September 30, 2024	$2,445
The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $47,272 and $51,274 at September 30, 2024, and $46,603 and $51,486 at December 31, 2023, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.
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
The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	September 30, 2024		December 31, 2023
Input
Remaining term (years)	2.75 years		3.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.0%		9.5% - 13.2%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	11.56%	(1)	12.06%	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of note held-to-maturity(2)	80.0%	(1)	80.0%	(1)
(1)Represents a significant unobservable input.
(2) See Maturity date in table.
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	September 30, 2024		December 31, 2023
Input
Remaining term (years)	3.75 years		4.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.0%		9.5% - 13.2%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	14.92%	(1)	15.60%	(1)
Probability of mandatory prepayment 2024 or after	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event 2024 or after	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of held-to-maturity(2)	80.0%		80.0%
(1)Represents a significant unobservable input.
(2)See Maturity date in table.

7.    Leases
The Company leases administrative, processing, research and distribution facilities through operating leases. Several of the leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
Operating lease expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,183	$1,327	$3,673	$3,871
Supplemental balance sheet information related to the operating and financing leases is as follows:

(in thousands, except lease term and discount rate)	September 30, 2024	December 31, 2023
Operating Leases
Right-of-use operating assets	$14,614	$15,562
Current maturities of long-term lease obligations	$1,850	$1,541
Long-term lease obligations	$19,720	$21,123
Sublease receivable	$272	$—

Financing Leases
Right-of-use financing leases (1)	$19	$28
Current maturities of long-term lease obligations	$6	$6
Long-term lease obligations	$14	$19

Weighted average operating lease term (in years):	9.0	9.6
Weighted average financing lease term (in years):	1.7	6.5

Weighted average discount rate operating leases	10.96%	10.99%
Weighted average discount rate financing leases	6.81%	13.22%
(1) Financing leases are included in property and equipment, net on the condensed consolidated balance sheets.
Future minimum lease payments under operating and financing leases at September 30, 2024, are as follows:

(in thousands)
2024 (excluding nine months ended September 30, 2024)	$999
2025	4,143
2026	4,278
2027	3,115
2028	3,113
Thereafter	18,567
Total	34,215
Less: Imputed interest	(12,625)
Total lease liability	21,590
Less: Current lease liability	(1,856)
Long-term lease liability	$19,734
Sublease Agreement
On May 31, 2024, the Company entered into a sublease agreement to sublease a portion of its headquarters in Tampa, FL. The sublease commenced on August 1, 2024. The Company accounts for this sublease in accordance with ASC 842, Leases.

8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(2,728)	(3,397)
Long-term debt, net of debt discount and financing fees	$47,272	$46,603
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
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (12.9% at September 30, 2024), provided that the interest rate shall never be less than 9.5%. Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.5% per year of additional interest payments on the outstanding loan amount. The Company recorded $0 as interest expense for this Revenue Participation Agreement for each of the three months ended September 30, 2024, and 2023, and $756 for each of the nine months ended September 30, 2024, and 2023, respectively. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended September 30, 2024, and 2023, paid $1,652 and $1,642, respectively, and $4,917 and $4,776 for the nine months ended September 30, 2024, and 2023, respectively, to the Lender. The Company capitalized interest of $0 and $1,043 for the three months ended September 30, 2024, and 2023, respectively, and $0 and $5,240 for the nine months ended September 30, 2024, and 2023, towards the costs to construct and retrofit the Axogen Processing Center ("APC Facility") in Vandalia, Ohio which was completed during 2023. As of September 30, 2024, the Company was in compliance with all financial covenants. The borrowings under the Credit Facility are secured by substantially all of the assets of the Company.
Embedded Derivatives
The fair values of the debt derivative liabilities were $2,445 and $2,987 at September 30, 2024, and December 31, 2023, respectively. See Note 6 - Fair Value Measurement.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to long-term debt on the consolidated balance sheet.
Amortization of debt discount and deferred financing fees for the three months ended September 30, 2024, and 2023 was $225 and $224, respectively, and for the nine months ended September 30, 2024, and 2023, was $669 and $666, respectively.
Other Credit Facilities
The Company had restricted cash of $6,000 and $6,002 at September 30, 2024, and December 31, 2023, respectively for an irrevocable standby letter of credit.

9.     Stock-Based Compensation
The Company's stock-based compensation plans are described in Note 11. Stock-Based Compensation to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
During the fiscal year 2024, the following stock compensation was awarded to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan ("2019 Plan"), with the exception of the inducement shares awarded as material inducement of employment to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Stock Options (1)	1st Quarter	—	$—
	2nd Quarter	145,984	$4.11

Restricted Stock Units (2)	1st Quarter	787,688	$9.05
	2nd Quarter	200,108	$7.56
	3rd Quarter	2,875	$14.29

Performance Stock Units (3)(4)	1st Quarter	911,400	$8.92
	2nd Quarter	424,400	$3.06
Inducement Shares (5)
Stock Options	1st Quarter	18,700	$6.04
Restricted Stock Units	1st Quarter	310,000	$7.00
Restricted Stock Units	3rd Quarter	20,000	$10.43
Performance Stock Units	3rd Quarter	600,000	$13.38
(1)     Options granted to the Board of Directors during the second quarter for their annual fee vest in one year from the date of grant.
(2)     Restricted Stock Units ("RSUs") awarded to certain officers and employees during the first, second and third quarter vest over a four-year period. Included in the second and third quarter RSUs are 88,099 units awarded to the Board of Directors for their annual fee of which 2,875 were granted to a board member for accepting the Chairmanship of the Board of Directors in September, the units vest in one year from the date of the award. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(3)    Performance Stock Units (PSUs) awarded to certain officers and employees related to their work on the BLA ("2024 BLA PSUs") totaled 487,000 shares during the first quarter of 2024. Participants with 2024 BLA PSUs will earn from 0% to 100% upon achievement of certain milestones related to the BLA submission and U.S. Food and Drug Administration ("FDA") approval. The number of shares available for grant is linked to certain milestones related to the BLA submission to and approval by the FDA. These awards will vest provided the participants remain in continuous service to the Company through the achievement of the applicable performance goal and the one-year anniversary of the grant date.
(4)    PSUs were awarded to certain officers and employees with a target of 424,400 shares with performance metrics tied to the achievement of stock price goals between February 2024 through February 2027 ("TSR PSU") during the first and third quarter of 2024. Participants with TSR PSUs will earn from 0% to 200% upon achievement of specific stock price goals. The maximum number of shares that can be issued under this award is 848,800. Vesting occurs at the end of the three-year performance period upon Compensation Committee certification of the results at the end of the performance period.
(5)     Inducement shares were issued to officers and new employees as a material inducement to entering into employment with the Company during the first and third quarters of 2024 with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Vesting for both the stock options and restricted stock units are over both a three-and four-year periods. During the third quarter of 2024, 600,000 PSUs, which included 450,000 of the TSR PSUs and 150,000 2024 BLA

PSUs, were issued to an officer as a material inducement to entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). No inducement shares were issued in the second quarter of 2024.
Total stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$5,004	$4,747	$12,830	$13,091
10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(1,858)	$(4,089)	$(10,414)	$(17,823)
Denominator:
Weighted-average common shares outstanding (Basic)	43,882,110	43,022,328	43,610,481	42,821,284
Weighted-average common shares outstanding (Diluted)	43,882,110	43,022,328	43,610,481	42,821,284
Net loss per common share (Basic and Diluted)	$(0.04)	$(0.10)	$(0.24)	$(0.42)

Anti-dilutive shares excluded from the calculation of diluted earnings per share (1)
Stock options	1,678,775	4,552,919	3,077,373	4,321,696
Restricted stock units	319,136	1,391,717	513,975	373,794
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company was in a net income position.
11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three and nine months ended September 30, 2024, and 2023 due to the generation of net operating losses, the benefits of which have been fully reserved.
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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely than not probability of the position being upheld when reviewed by the relevant tax authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the condensed consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2019, through 2023, and we received a notice of examination from the federal tax authorities for tax year 2021 is currently under examination. For tax years 2005 through 2018, federal taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.

12.     Commitments and Contingencies
Service Agreements
The Company pays Community Blood Center, (d/b/a Solvita), formerly d/b/a Community Tissue Service, ("Solvita") a facility fee for the use of clean rooms/manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support. Pursuant to the Solvita Agreement, the Company recorded expenses of $233 and $600 for the three months ended September 30, 2024, and 2023, respectively, and $706 and $1,911 during the nine months ended September 30, 2024, and 2023, is included in cost of goods sold. The Solvita Agreement was amended on June 30, 2024, extending the term through December 31, 2026. The Solvita Agreement may be terminated by either party by providing an eighteen-month written notice. The Company is continuing its use of Solvita for Avive+.
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
Insurance Finance Agreement
We finance certain of our commercial insurance policies ("Insurance Financing Agreement"). Outstanding payments owed under the Insurance Financing Agreement are recorded as "prepaid expenses and other" in our condensed consolidated balance sheets. The amounts owed under the Insurance Financing Agreement included in prepaid expenses and other were $465 and $0 as of September 30, 2024, and December 31, 2023, respectively.
Processing Facilities
The Company is highly dependent on the continued availability of its processing facilities at Solvita and APC in Dayton, Ohio and could be harmed if the physical infrastructure of these facilities is unavailable for any prolonged period of time.
Certain Economic Development Grants
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. The economic development grants are subject to certain job creation milestones through December 31, 2023, and have clawback clauses if the Company does not meet the job creation milestones The Company requested an extension from the grant authorities to extend the job creation milestones and received approval to extend the evaluation date to December 31, 2024, and the expiration date to December 31, 2026. As of September 30, 2024, the Company has received $1,188 from the cash grants.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $2,445 as of September 30, 2024. The fair value of the debt derivative liabilities is determined using a probability-weighted expected return model based upon four potential settlement scenarios, one of which ended December 31, 2023, with the Credit Facility. The estimated settlement value of each scenario, which includes any required make-whole payment, is discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the four scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027, and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
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
Our strategy remains focused on deepening our presence in high-potential accounts specifically, Level 1 trauma centers and academic-affiliated hospitals with a high number of trained micro-surgeons. We will drive growth in these accounts through targeted expansion of nerve repair indications, and driving deeper adoption of our Nerve Repair Algorithm across multiple surgical specialties.
Summary of Operational and Business Highlights
•We completed the BLA submission for Avance® Nerve Graft on September 6, 2024. On November 1, 2024 the FDA informed us that they had accepted the BLA for filing and assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of September 5, 2024. The FDA further indicated that it does not currently plan to hold an advisory committee meeting for the application.
•Revenues were $48,644 for the quarter ended September 30, 2024, an increase of $7,373 or 17.9% compared to the quarter ended September 30, 2023.
•Gross profit was $36,438 for the quarter ended September 30, 2024, an increase of $4,734 or 14.9% compared to the quarter ended September 30, 2023.

Results of Operations
Comparison of the Three Months Ended September 30, 2024, and 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$48,644	100.0%	$41,271	100.0%
Cost of goods sold	12,206	25.1	9,567	23.2
Gross profit	36,438	74.9	31,704	76.8
Costs and expenses
Sales and marketing	18,924	38.9	19,165	46.4
Research and development	6,996	14.4	6,694	16.2
General and administrative	10,834	22.3	9,870	23.9
Total costs and expenses	36,754	75.6	35,729	86.6
Loss from operations	(316)	(0.6)	(4,025)	(9.8)
Other income (expense):
Investment income	296	0.6	367	0.9
Rental income	90	0.2	—	—
Interest expense	(1,893)	(3.9)	(827)	(2.0)
Change in fair value of derivatives	13	—	402	1.0
Other expense	(48)	(0.1)	(6)	—
Total other expense net	(1,542)	(3.2)	(64)	(0.2)
Net loss	$(1,858)	(3.8)%	$(4,089)	(9.9)%
Revenues
Revenues for the three months ended September 30, 2024, increased by $7,373 or 17.9% to $48,644 as compared to $41,271 for the three months ended September 30, 2023. The increase in revenue was driven by an increase in unit volume of 7.7%, product mix of 6.0% and a 4.2% increase in prices.
Gross Profit
Gross profit for the three months ended September 30, 2024, increased by $4,734 or 14.9% to $36,438 as compared to $31,704 for the three months ended September 30, 2023. Gross margin was 74.9% and 76.8% for the three months ended September 30, 2024, and 2023, respectively. The decrease in gross margin is due to the change in our product mix.
Costs and Expenses
Total costs and expenses increased by $1,025 or 2.9% to $36,754 for the three months ended September 30, 2024, as compared to $35,729 for the three months ended September 30, 2023. The net increase in total costs and expenses was primarily due to compensation costs of $3,552 partially offset by a reduction in royalty fees of $930, R&D projects of $874, and marketing programs of $770.
Sales and marketing expenses decreased by $241 or 1.3% to $18,924 for the three months ended September 30, 2024, as compared to $19,165 for the three months ended September 30, 2023. This decrease was primarily attributable to royalty fees of $930, marketing programs of $770 and travel cost of $80, partially offset by increase in compensation costs of $1,495.

Research and development expenses increased $302 or 4.5% to $6,996 for the three months ended September 30, 2024, as compared to $6,694 for the three months ended September 30, 2023. The increase was primarily due to product development, clinical expenses, as well as non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 52% and 62% of total research and development expense for the three months ended September 30, 2024, and 2023, respectively. Clinical trial expenses represented approximately 48% and 38% of total research and development expense the three months ended September 30, 2024, and 2023, respectively.
General and administrative expenses increased by $964 or 9.8% to $10,834 for the three months ended September 30, 2024, as compared to $9,870 for the three months ended September 30, 2023. The increase was primarily due to compensation costs of $1,281 of which $695 was stock compensation related to the departure of the former CEO, bad debt expense of $350, and certain other cost of $133, partially offset by a decrease in professional services of $800.
Other Income and Expense
Other expense, net increased by $1,478 to $1,542 for the three months ended September 30, 2024, as compared to other expense, net of $64 for the three months ended September 30, 2023. The net increase in other expense was due to an increase in interest expense of $1,066, and the change in the fair value of derivatives of $389.
Interest expense increased by $1,066 to $1,893 for the three months ended September 30, 2024, as compared to $827 for the three months ended September 30, 2023. The increase was due to the completion of the APC facility in 2023 resulting in no additional interest expense being capitalized for that facility during 2024. We recognized total interest expense of $1,877 and $1,866 in connection with the Credit Facility for the three months ended September 30, 2024, and 2023, respectively, of which $0 and $1,043 of this interest was capitalized to the construction costs of the APC Facility during the third quarter of 2024 and 2023, respectively.
Income Taxes
We had no income tax expense or benefit during the three months ended September 30, 2024, and 2023, due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. We do not believe that there are currently any material outstanding tax expenses or benefits.

Comparison of the Nine Months Ended September 30, 2024, and 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$137,933	100.0%	$116,090	100.0%
Cost of goods sold	33,531	24.3%	26,242	22.6%
Gross profit	104,402	75.7%	89,848	77.40%
Costs and expenses
Sales and marketing	58,437	42.4%	57,471	49.5%
Research and development	21,063	15.3%	20,164	17.4%
General and administrative	30,206	21.9%	30,481	26.3%
Total costs and expenses	109,706	79.5%	108,116	93.1%
Loss from operations	(5,304)	(3.8)%	(18,268)	(15.74)
Other (expense) income:
Investment income	816	0.6%	1,151	1.0%
Rental income	90	0.1%	—	—%
Interest expense	(6,405)	(4.6)%	(992)	(0.9)%
Change in fair value of derivatives	542	0.4%	649	0.6%
Other expense	(153)	(0.1)%	(363)	(0.3)%
Total other (expense) income, net	(5,110)	(3.7)%	445	0.4%
Net loss	$(10,414)	(7.6)%	$(17,823)	(15.4)%
Revenues
Revenues for nine months ended September 30, 2024, increased by $21,843 or 18.8% to $137,933 as compared to $116,090 for the nine months ended September 30, 2023. The increase in revenue was driven by an increase in unit volume of 9.4%, product mix of 6.0% and a 3.4% increase in prices.
Gross Profit
Gross profit for the nine months ended September 30, 2024, increased by $14,554 or 16% to 104,402 as compared to $89,848 for the nine months ended September 30, 2023. Gross margin was 75.7% and 77.4% for the nine months ended September 30, 2024, and 2023, respectively.
Costs and Expenses
Total costs and expenses increased by $1,590 or 1% to $109,706 for the nine months ended September 30, 2024, as compared to $108,116 for the nine months ended September 30, 2023. The net increase in total costs and expenses was primarily the result of increased compensation costs of $5,118, professional services of $1,892 and bad debt expense of $915, partially offset by the reduction in royalty fees of $2,632, research projects of $2,079, marketing programs of $982 and other operating expense totaling $645.
Sales and marketing expenses increased by $966 or 2% to $58,437 for the nine months ended September 30, 2024, as compared to $57,471 for the nine months ended September 30, 2023. This increase was primarily attributable to compensation costs of $4,425, professional services of $272, and occupancy costs of $184, partially offset by the reduction in royalty fees of $2,632, marketing programs of $982, and other costs of $352.

Research and development expenses increased by $899 or 4% to $21,063 for the nine months ended September 30, 2024, as compared to $20,164 for the nine months ended September 30, 2023. The increase was primarily due to product development and clinical expenses as well as non-clinical expenses related to the BLA for Avance Nerve Graft. Product development expenses represented approximately 54% and 60% of total research and development expense for the nine months ended September 30, 2024, and 2023, respectively. Clinical trial expenses represented approximately 46% and 40% of total research and development expense for the nine months ended September 30, 2024, and 2023, respectively.
General and administrative expenses decreased by $275 or 1% to $30,206 for the nine months ended September 30, 2024, as compared to $30,481 for the nine months ended September 30, 2023. The decrease was primarily due to a reduction in net compensation costs of $1,935 of which $695 was stock compensation related to the departure of the former CEO, partially offset by an increase in bad debt of $915, professional service costs of $542, and other costs of $203.
Other Income and Expense
Other (expense), net was $5,110 for the nine months ended September 30, 2024, as compared to other income, net of $445 for the nine months ended September 30, 2023. The decrease was driven by an increase in interest expense of $5,413, a decrease in investment income of $335, and the change in fair value of derivatives of $107, partially offset by the decrease in other expense of $210 and rental income of $90.
Investment income decreased by $335 or 29% to $816 for the nine months ended September 30, 2024, as compared to investment income of $1,151 for the nine months ended September 30, 2023. This change was primarily due to the decrease in investments.
Interest expense increased by $5,413 to $6,405 for the nine months ended September 30, 2024, as compared to $992 for the nine months ended September 30, 2023. We recognized total interest expense of $6,342 and $5,442 in connection with the Credit Facility for the nine months ended September 30, 2024, and 2023, respectively, of which $0 and $5,240 of this interest was capitalized to the construction costs of the APC Facility during the nine months ended September 30, 2024, and 2023, respectively.
Income Taxes
We had no income tax expense or benefit during the nine months ended September 30, 2024, and 2023, due to the incurrence of net operating losses in each of these periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. We do not believe that there are any additional tax expenses or benefits currently available.
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
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents and investments totaling $24,530. Our cash equivalents are comprised primarily of a money market mutual fund and our investments consist of U.S.

Treasuries. Our cash and cash equivalents and investments decreased by $6,494 to $24,530 from $31,024 at December 31, 2023, primarily as a result of operating activities.
We had working capital of $63,219 and a current ratio of 3.7x at September 30, 2024, compared to working capital of $57,574 and a current ratio of 2.9x at December 31, 2023. The increase in our working capital at September 30, 2024, as compared to December 31, 2023, was primarily due to a decrease in accounts payable and accrued expenses. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next 12 months from the date of the accompanying financial statements.
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(4,200)	$(5,505)
Investing activities	(9,484)	19,530
Financing activities	1,320	1,536
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(12,364)	$15,561
Net Cash Used in Operating Activities
Net cash used in operating activities was $4,200 and $5,505 during the nine months ended September 30, 2024, and 2023, respectively. The unfavorable change in net cash used in operating activities of $1,305, or 24%, is due to the net unfavorable change of $9,656 in working capital accounts partially offset by the decrease in the net loss of $7,409 and noncash changes of $3,552.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024, was $9,484 as compared to net cash provided by investing activities of $19,530 for the nine months ended September 30, 2023, a net increase of $29,014, or 149% of net cash used in investing activities. The increase of net cash used in investing activities is principally due to the decrease in the net proceeds from the sale and purchase of investments totaling $38,444, and the increase in purchases of intangible assets of $548, partially offset by the reduction in purchases of property and equipment of $9,978 during the nine months ended September 30, 2024.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1,320 and $1,536 for the nine months ended September 30, 2024, and 2023, respectively, a decrease of $216. The unfavorable change in net cash provided by financing activities was primarily due to the decrease in proceeds from the exercise of stock options of $217 during the nine months ended September 30, 2024.
Credit Facilities
As of September 30, 2024, we had $50,000 outstanding in indebtedness under a credit facility $35,000 maturing on June 30, 2027, and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of three-month SOFR plus 0.1% ("Adjusted SOFR") or 2.0% (12.92% as of September 30, 2024). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.5% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies.

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
Contractual Obligations and Commitments

Contractual Obligations	2024 Remaining	2025-2026	2027-2028	Thereafter	Total
(in thousands)
Credit Facility Principal(1)	$—	$—	$50,000	$—	$50,000
Credit Facility Interest(1)(2)	1,615	12,920	6,131	—	20,666
Credit Facility Revenue Participation(1)	—	1,512	987	—	2,499
Credit Facility Make-Whole Payment(1)	—	—	—	—	—
Operating and financing lease obligations(3)	999	8,421	6,228	18,568	34,216
Insurance financing agreement(5)	465	—	—	—	465
Consulting fee obligation to former executives	152	—	—	—	152
Transition and separation obligations to former CEO(4)	666	1,048	—	—	1,714
Total	$3,897	$23,901	$63,346	$18,568	$109,712
(1) See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 12 - Commitments and Contingencies in Part I, Item 1 in this Form 10-Q.
(2) Calculated at 12.92%, the interest rate as of September 30, 2024.
(3) See Note 7 - Leases in Part I, Item I of this Form 10-Q.
(4) Includes former CEO's 2024 bonus to be paid in March of 2025, senior advisory fees through May 2025, and eighteen months of COBRA payments. See Note 12 - Commitments and Contingencies in Part I, Item 1 in this Form 10-Q.
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
The amount of interest expense on the outstanding debt is based on Adjusted SOFR. Changes in the Adjusted SOFR rate may affect our interest expense associated with the Credit Facility. Based on the outstanding balance of the Credit Facility as of September 30, 2024, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of approximately $500.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
During the Company’s quarter ended September 30, 2024, no director or officer adopted or terminated a Rule 10b5-1trading arrangement or a non-Rule 10b-51 trading arrangement.

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated August 9, 2024, between Axogen Corporation and Michael Dale (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024.)

10.2
Axogen, Inc. Performance-Based Restricted Stock Units Notice Inducement Award Agreement, effective as of August 9, 2024, by and between Axogen, Inc. and Michael Dale (TSR) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2024.)

10.3
Axogen, Inc. Performance-Based Restricted Stock Units Notice Inducement Award Agreement, effective as of August 9, 2024, by and between Axogen, Inc. and Michael Dale (Performance) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2024.)

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

AXOGEN, INC.

Dated: November 7, 2024	/s/ Michael Dale
Michael Dale Chief Executive Officer and President (Principal Executive Officer)

Dated: November 7, 2024	/s/Nir Naor
Nir Naor Chief Financial Officer (Principal Accounting Officer)