Form 10-Q
period 2025-03-31
Axogen, Inc.
filed 2025-05-08
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 5, 2025, the registrant had 45,544,044 shares of common stock outstanding.

Forward-Looking Statements
From time to time, in reports filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation, Axogen Germany GmbH and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which the Company is active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements.
The forward-looking statements in this Form 10-Q include, but are not limited to, the following:
•Our belief that we will continue to drive growth in the nerve protection category; and
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next twelve months.
The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many risks and uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and “Risk Factor Summary” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”). Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,096	$27,554
Restricted cash	6,000	6,000
Investments	3,973	5,928
Accounts receivable, net of allowance for doubtful accounts of $960 and $788, respectively	26,295	24,105
Inventory	35,504	33,183
Prepaid expenses and other	3,202	2,447
Total current assets	93,070	99,217
Property and equipment, net	83,311	84,667
Operating lease right-of-use assets	13,903	14,265
Intangible assets, net	5,881	5,579
Total assets	$196,165	$203,728

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,658	$28,641
Current maturities of long-term lease obligations	2,087	1,969
Total current liabilities	21,745	30,610

Long-term debt, net of debt discount and financing fees	47,716	47,496
Long-term lease obligations	18,640	19,221
Debt derivative liabilities	2,558	2,400
Other long-term liabilities	141	94
Total liabilities	90,800	99,821

Commitments and contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 45,512,623 and 44,148,836 shares issued and outstanding	455	441
Additional paid-in capital	400,004	394,726
Accumulated deficit	(295,094)	(291,260)
Total shareholders’ equity	105,365	103,907
Total liabilities and shareholders’ equity	$196,165	$203,728

See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues	$48,560	$41,378
Cost of goods sold	13,627	8,758
Gross profit	34,933	32,620
Costs and expenses:
Sales and marketing	21,045	19,815
Research and development	6,091	7,409
General and administrative	9,458	9,956
Total costs and expenses	36,594	37,180
Loss from operations	(1,661)	(4,560)
Other (expense) income:
Investment income	272	293
Interest expense	(2,250)	(2,326)
Change in fair value of debt derivative liabilities	(158)	65
Other expense	(37)	(107)
Total other expense, net	(2,173)	(2,075)
Net loss	$(3,834)	$(6,635)

Weighted average common shares outstanding — basic and diluted	45,204,076	43,233,149
Net loss per common share — basic and diluted	$(0.08)	$(0.15)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(3,834)	$(6,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,728	1,520
Amortization of right-of-use assets	87	315
Amortization of intangible assets	67	62
Amortization of debt discount and deferred financing fees	220	222
Provision for bad debts	187	255
Change in fair value of debt derivative liabilities	158	(65)
Investment gains	(45)	(10)
Stock-based compensation	2,909	3,919
Change in operating assets and liabilities:
Accounts receivable	(2,377)	681
Inventory	(2,321)	(4,616)
Prepaid expenses and other	(489)	(262)
Accounts payable and accrued expenses	(9,079)	(7,291)
Operating lease obligations	(452)	(360)
Cash paid for interest portion of financing lease obligations	(1)	(1)
Other long-term liabilities	63	—
Net cash used in operating activities	(13,179)	(12,266)

Cash flows from investing activities:
Purchase of property and equipment	(256)	(924)
Purchase of investments	—	(1,910)
Proceeds from sale of investments	2,000	—
Cash payments for intangible assets	(405)	(417)
Net cash provided by (used in) investing activities	1,339	(3,251)

Cash flows from financing activities:
Cash paid for debt portion of financing lease obligations	(1)	(3)
Proceeds from exercise of stock options and ESPP stock purchases	2,383	207
Net cash provided by financing activities	2,382	204
Net decrease in cash and cash equivalents, and restricted cash	(9,458)	(15,313)
Cash and cash equivalents, and restricted cash, beginning of period	33,554	37,026
Cash and cash equivalents, and restricted cash, end of period	$24,096	$21,713

Supplemental disclosures of cash flow activity:
Cash paid for interest	$1,513	$1,656
Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment in accounts payable and accrued expenses	$116	$516
Acquisition of intangible assets in accounts payable and accrued expenses	$(36)	$290
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2025
Balance at December 31, 2024	44,148,836	$441	$394,726	$(291,260)	$103,907
Net loss	—	—	—	(3,834)	(3,834)
Stock-based compensation	—	—	2,909	—	2,909
Issuance of restricted and performance stock units	1,105,214	11	(11)	—	—
Exercise of stock options and employee stock purchases under the ESPP	258,573	3	2,380	—	2,383
Balance at March 31, 2025	45,512,623	$455	$400,004	$(295,094)	$105,365

Three Months Ended March 31, 2024
Balance at December 31, 2023	43,124,496	$431	$376,530	$(281,296)	$95,665
Net loss	—	—	—	(6,635)	(6,635)
Stock-based compensation	—	—	3,919	—	3,919
Issuance of restricted and performance stock units	539,233	5	(5)	—	—
Exercise of stock options and employee stock purchases under the ESPP	24,000	1	206	—	207
Balance at March 31, 2024	43,687,729	$437	$380,650	$(287,931)	$93,156

See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)
1.Nature of Business
Axogen, Inc. (together with its wholly-owned subsidiaries, the “Company”) was incorporated in Minnesota. The Company’s business is focused on the science, development and commercialization of the technologies used for peripheral nerve regeneration and repair. The Company’s products include Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, Axoguard Nerve Cap® and Avive+ Soft Tissue Matrix™. The Company is headquartered in Florida. The Company has processing, warehousing and distribution facilities in Ohio and Texas.
The Company manages its operations as a single operating segment. Substantially all of the Company’s assets are maintained in the United States (“U.S.”). The Company derives substantially all of its revenues from sales to customers in the U.S.
2.Summary of Significant Accounting Policies

Please see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025, for a description of all significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company’s markets for the remainder of fiscal year 2025. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company’s cash and cash equivalents balances exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of March 31, 2025, $17,830 of the cash and cash equivalents balance were not FDIC-insured or were in excess of FDIC limits.
Restricted Cash
Amounts included in restricted cash represent those required to be set aside to meet contractual terms of a lease agreement held by the Company. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees, Other Credit Facilities.

The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported on the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$18,096	$27,554
Restricted cash	6,000	6,000
Total Cash and cash equivalents, and Restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$24,096	$33,554
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 — Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01 — Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the statement of operations as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company expects to enhance annual expense disclosures based on the new requirements.
In December 2023, the FASB issued ASU 2023-09 — Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”). The new guidance provides for disclosure on an annual basis of the following: (i) specific categories in the rate reconciliation and (ii) additional information for reconciling items that meet a quantitative threshold of greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company expects to enhance annual income tax reporting disclosures based on the new requirements.
All other ASUs issued and not yet effective as of March 31, 2025 and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
3.    Inventory
Inventory consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Finished goods	$29,180	$27,054
Work in process	1,321	1,325
Raw materials	5,003	4,804
Inventory	$35,504	$33,183
As of March 31, 2025 and December 31, 2024, the Company reserved $2,950 and $1,630, respectively, for potential losses relating to inventory.

4.    Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Land	$731	$731
Building	60,679	60,679
Leasehold improvements	17,977	17,977
Processing equipment	14,068	13,950
Furniture and equipment	10,626	9,583
Projects in process	710	1,499
Finance lease right-of-use assets	159	159
Property and equipment, at cost	104,950	104,578
Less: accumulated depreciation and amortization	(21,639)	(19,911)
Property and equipment, net	$83,311	$84,667
Depreciation expense is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation expense	$1,728	$1,520

5.     Intangible Assets, Net
Intangible assets consist of the following:

	March 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$6,431	$(1,140)	$5,291	$6,090	$(1,073)	$5,017

Unamortized intangible assets:
Trademarks	590	—	590	562	—	562
Total intangible assets	$7,021	$(1,140)	$5,881	$6,652	$(1,073)	$5,579
Amortization expense is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization expense	$67	$62
As of March 31, 2025, future amortization of patents is as follows:

Year Ending December 31,	(in thousands)
2025 (excluding the three months ended March 31, 2025)	$226
2026	309
2027	309
2028	309
2029	309
Thereafter	3,829
Total	$5,291

6.     Fair Value Measurement
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$8,612	$—	$—	$8,612
U.S. Treasuries	3,973	—	—	3,973
Total assets	$12,585	$—	$—	$12,585

Liabilities:
Debt derivative liabilities	$—	$—	$2,558	$2,558
Total liabilities	$—	$—	$2,558	$2,558
(1) Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

	December 31, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$19,399	$—	$—	$19,399
U.S. Treasuries	5,928	—	—	5,928
Total assets	$25,327	$—	$—	$25,327

Liabilities:
Debt derivative liabilities	$—	$—	$2,400	$2,400
Total liabilities	$—	$—	$2,400	$2,400
(1) Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

Three Months Ended March 31, 2025
Balance at December 31, 2024	$2,400
Change in fair value included in net loss	158
Balance at March 31, 2025	$2,558

Three Months Ended March 31, 2024
Balance at December 31, 2023	$2,987
Change in fair value included in net loss	(65)
Balance at March 31, 2024	$2,922
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three months ended March 31, 2025 and 2024.
The fair values of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the credit facility the Company has with Oberland Capital (“Credit Facility”) were $47,716 and $51,103 at March 31, 2025 and $47,496 and $51,307 at December 31, 2024, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.

The debt derivative liabilities are measured using a “with and without” valuation model to compare the fair value of each tranche of the Credit Facility including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Credit Facility including the identified embedded derivative features was determined using a probability-weighted expected return model based on three potential settlement scenarios for the Credit Facility included in the table below. The estimated settlement value of each scenario, which would include any required make-whole payment, is then discounted to present value using a discount rate that is derived based on the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic credit rating analysis.
The significant inputs that are included in the valuation of the debt derivative liability - first tranche include:

	March 31, 2025		December 31, 2024
Input
Remaining term (years)	2.25 years		2.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.0%		9.5% - 13.0%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	12.23%	(1)	12.22%	(1)
Probability of mandatory prepayment event	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of note held-to-maturity (2)	80.0%	(1)	80.0%	(1)
(1)Represents a significant unobservable input.
(2) See Maturity date in table.
The significant inputs that are included in the valuation of the debt derivative liability - second tranche include:

	March 31, 2025		December 31, 2024
Input
Remaining term (years)	3.25 years		3.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.0%		9.5% - 13.0%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	15.57%	(1)	15.48%	(1)
Probability of mandatory prepayment event	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of held-to-maturity (2)	80.0%	(1)	80.0%	(1)
(1)Represents a significant unobservable input.
(2)See Maturity date in table.

7.    Leases
The Company leases administrative, manufacturing, research, and distribution facilities through operating leases. Several leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
The components of total operating lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease costs
Operating lease costs	$911	$909
Short-term lease costs	127	142
Variable lease costs	59	155
Sublease income	(269)	—
Total operating lease expense	$828	$1,206
Supplemental balance sheet information related to the operating and financing leases is as follows:

(in thousands, except lease term and discount rate)	March 31, 2025	December 31, 2024
Operating Leases
Right-of-use operating assets	$13,903	$14,265
Current maturities of long-term lease obligations	$2,078	$1,960
Long-term lease obligations	$18,612	$19,191

Financing Leases
Right-of-use financing assets, net of accumulated amortization (1)	$34	$37
Current maturities of long-term lease obligations	$9	$9
Long-term lease obligations	$28	$30

Weighted average operating lease term (in years):	8.6	8.8
Weighted average financing lease term (in years):	3.2	3.6

Weighted average discount rate - operating leases	10.93%	10.95%
Weighted average discount rate - financing leases	13.91%	14.06%
(1) Financing leases are included in Property and equipment, net on the Condensed Consolidated Balance Sheets.
Future minimum lease payments under operating and financing leases at March 31, 2025 are as follows:

(in thousands)
2025 (excluding the three months ended March 31, 2025)	$3,119
2026	4,284
2027	3,120
2028	3,119
2029	3,187
Thereafter	15,385
Total	32,214
Less: Imputed interest	(11,487)
Total lease obligations	20,727
Less: Current maturities of long-term lease obligations	(2,087)
Long-term lease obligations	$18,640

Lease modifications
The Company accounts for lease revisions as a lease modification in accordance with FASB ASC 842, Leases, when the modification effectively terminates the existing lease and creates a new lease. No lease modifications were recorded during the three months ended March 31, 2025 and 2024.
Sublease Agreement
The Company subleases portions of its headquarters building in Tampa, Florida under two sublease agreements with different sublessees. The first sublease term began August 1, 2024 and expires on October 31, 2031. The Company or the sublessee can terminate the sublease agreement after sixty-three months with twelve months written notice. There is no option to extend the sublease agreement. The second sublease term began on February 1, 2025 and expires on January 31, 2030. The sublessee can terminate the sublease agreement after thirty-six months with six months written notice. The Company accounts for these subleases in accordance with ASC 842, Leases.
8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less - unamortized debt discount and deferred financing fees	(2,284)	(2,504)
Long-term debt, net of debt discount and financing fees	$47,716	$47,496
Credit Facility
On June 29, 2023, the Company amended its Credit Facility with Oberland Capital and its affiliates, TPC Investments II LP and Argo LLC (collectively, the “Lender”), to transition the base interest rate from the three-month London Interbank Offered Rate to the forward-looking term rate based on the secured overnight financing rate as set by the Federal Reserve Bank of New York plus 0.10% (“Adjusted SOFR”). The Company obtained the first tranche of $35,000 at closing on June 30, 2020. On June 30, 2021, the second tranche of $15,000 was drawn down by the Company.
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (11.91% at March 31, 2025), provided that the interest rate shall never be less than 9.5%. Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.5% per year of additional interest payments on the outstanding loan amount. The Company recorded $524 and $447 as interest expense for this Revenue Participation Agreement for the three months ended March 31, 2025 and 2024, respectively. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended March 31, 2025 and 2024 paid $1,489 and $1,634, respectively, to the Lender. As of March 31, 2025, the Company was in compliance with all financial covenants. The borrowings under the Credit Facility are secured by substantially all of the assets of the Company.
Embedded Derivatives
The debt derivative liabilities are recorded at fair value, with the change in fair value reported in Change in fair value of derivatives on the Condensed Consolidated Statements of Operations at each reporting date. The fair values of the debt derivative liabilities were $2,558 and $2,400 at March 31, 2025 and December 31, 2024, respectively. See Note 6 - Fair Value Measurement.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.

The financing fees for the Credit Facility were $642 and were recorded as a contra liability to Long-term debt on the Condensed Consolidated Balance Sheets.
Amortization of debt discount and deferred financing fees for the three months ended March 31, 2025 and 2024 was $220 and $222, respectively.
Other Credit Facilities
The Company had restricted cash of $6,000 at both March 31, 2025 and December 31, 2024, which represents collateral for an irrevocable standby letter of credit.
9.     Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 11. Stock-Based Compensation to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
During the three months ended March 31, 2025, the following stock-based awards were granted to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan, with the exception of the inducement shares awarded as material inducement of employment to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Type of Award	Target Shares or Units	Weighted Average Grant Date Fair Value
Restricted Stock Units (1)	583,300	$18.77

Performance Stock Units (2)(3)	526,300	$22.58

Inducement Shares (4)
Restricted Stock Units	103,000	$18.52
Performance Stock Units	58,000	$22.36
(1) Restricted Stock Units (“RSUs”) awarded to certain officers and employees during the first quarter of 2025 vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(2) Performance Stock Units (“PSUs”) were awarded to certain executive officers and other employees with a target of 519,300 shares and performance metrics tied to the Company’s revenue compounded annual growth rate (“CAGR”) from 2025 through 2028 and total shareholder return (“TSR”) relative to its peers (“CAGR TSR PSUs”) with a payout ranging from 0% to 200% upon achievement of specific revenue CAGR and relative TSR goals. The CAGR TSR PSUs vest at the end of the three-year period upon determination of the results at the end of the performance period.
(3) 7,000 BLA PSUs were awarded to an employee related to his work on the Biologics License Application (“BLA”) for Avance Nerve Graft. The number of shares was allocated to certain milestones related to the BLA approval by the U.S. Food and Drug Administration. The performance measure is based upon achieving each of the specific milestones and will vest upon achieving each of the milestones but not sooner than one year after the grant date.
(4) Inducement shares were issued to certain employees as a material inducement to entering into employment with the Company during the first quarter of 2025 in accordance with Nasdaq Listing Rule 5635(c)(4). The RSUs vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. The PSUs granted are TSR PSUs that are tied to the Company’s share price targets with a payout range from 0% to 200% upon achievement of specific average share prices over a 30 day trading period immediately preceding the end of the performance period of February 22, 2024 through February 22, 2027. The performance measure is based upon achieving each of the specific milestones and the awards will vest upon achieving each of the milestones but not sooner than one year after the grant date.
Total stock-based compensation expense is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation expense	$2,909	$3,919

10.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted loss per share computations using the two-class method:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Numerator:
Net loss	$(3,834)	$(6,635)
Denominator:
Weighted-average common shares outstanding — basic and diluted	45,204,076	43,233,149
Net loss per common share — basic and diluted	$(0.08)	$(0.15)

Anti-dilutive shares excluded from the calculation of diluted loss per share (1)
Stock options	1,355,425	21,459
Restricted and performance stock units	2,398,560	1,265,780
(1) These common equivalent shares are not included in the diluted per share calculations as they would be anti-dilutive if the Company were in a net income position.
11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three months ended March 31, 2025 and 2024 due to the generation of net operating losses, the benefits of which have been fully reserved.
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities as measured by enacted state and federal tax rates. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. As of March 31, 2025 and December 31, 2024, management assessed the realizability of deferred tax assets. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management determined that a full valuation allowance was necessary as of March 31, 2025 and December 31, 2024. A portion of the net operating loss carryforwards may expire due to limitations imposed by Section 382 of the Internal Revenue Code (“IRC”). In addition, future utilization of the available net operating loss carryforwards may be limited under IRC Section 382 as a result of changes in ownership.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the U.S. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2021 through 2024. The Internal Revenue Service is currently examining the Company’s 2021 federal income tax return. The Company’s remaining open tax years subject to examination by state and foreign tax authorities include the years ended December 31, 2020 through 2024. However, for tax years 2004 through 2017, federal and state taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.
12.     Segments
The Company determines its operating segments in accordance with FASB ASC 280, Segment Reporting (“ASC 280”). ASC 280 defines operating segments as components where discrete financial information is regularly reviewed by the chief operating decision maker (“CODM”), which for the Company is the Chief Executive Officer, to determine resource allocation and assess performance. As such, based on the way the CODM monitors and makes decisions affecting operations, the Company has concluded that it has one operating and reportable segment. The CODM is regularly provided with only the consolidated expenses as noted on the face of the Condensed Consolidated Statements of Operations. As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss. The metrics are used to review operating trends, to perform analytical comparisons between periods and to monitor budget to actual variances.

13.     Commitments and Contingencies
Service Agreements
The Company pays Community Blood Services (doing business as Solvita) (“Solvita”) a facility fee for the use of clean- rooms, manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support pursuant to a License and Services Agreement, as amended (the “Solvita Agreement”). Pursuant to the Solvita Agreement, the Company recorded expenses of $240 and $108 for the three months ended March 31, 2025 and 2024, respectively, in Cost of goods sold. The Solvita Agreement was amended on December 31, 2023 extending the term through December 31, 2026. The Solvita Agreement may be terminated by either party by providing an eighteen month written notice. The Company utilizes Solvita for processing and packaging of Avive+ Soft Tissue Matrix.
Distribution and Supply Agreements
In August 2008, the Company entered into an exclusive distribution agreement with Cook Biotech Incorporated (acquired on January 31, 2024 by RTI Surgical, Inc. and rebranded on December 17, 2024 as Evergen) (“Evergen”), to distribute the Axoguard Nerve Connector and Axoguard Nerve Protector products worldwide and the parties subsequently amended the agreement on August 4, 2023. The distribution agreement expires on December 31, 2030. The distribution agreement establishes a formula for the transfer cost of the Axoguard Nerve Connector and Axoguard Nerve Protector products and requires certain minimum purchases by the Company, although, through mutual agreement, the parties have not established such minimums; and, to date, have not enforced such provision. Under the distribution agreement, the Company provides purchase orders to Evergen, and Evergen fulfills the purchase orders. The distribution agreement allows for termination provisions for both parties. The loss of the ability to sell the Axoguard Nerve Connector and Axoguard Nerve Protector products could have a material adverse effect on the Company’s business until other replacement products would be available.
In June 2017, the Company entered into the Nerve End Cap Supply Agreement (the “Supply Agreement”) with Evergen whereby Evergen is the exclusive contract manufacturer of the Axoguard Nerve Cap, and the parties subsequently amended the agreement on August 4, 2023. The Supply Agreement expires on December 31, 2030. The Supply Agreement establishes the terms and conditions in which Evergen will manufacture the product for the Company. Under the Supply Agreement, the Company provides purchase orders to Evergen and Evergen fulfills the purchase orders. The Supply Agreement allows for termination provisions for both parties. The loss of the Company’s ability to sell the Axoguard Nerve Cap product could have a material adverse effect on the Company’s business until other replacement products would become available.
In May 2023, the Company entered into the Supply and Manufacturing Agreement (the “HA+ Supply Agreement”) with Evergen whereby Evergen is the exclusive contract manufacturer of the Axoguard HA+ Nerve Protector. The HA+ Supply Agreement expires on July 1, 2030. The HA+ Supply Agreement establishes the terms and conditions in which Evergen will manufacture, package, label and deliver the product to the Company. Under the HA+ Supply Agreement, the Company provides purchase orders to Evergen, and Evergen fulfills the purchase orders. The HA+ Supply Agreement allows for termination provisions for both parties. The loss of the Company’s ability to sell the Axoguard HA+ Nerve Protector product could have a material adverse effect on the Company’s business until other replacement products would become available.
Insurance Financing Agreements
The Company finances some of its commercial insurance policies. Outstanding payments owed under the insurance financing agreements are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets. The amounts owed under the insurance financing agreements were $1,432 and $1,255 as of March 31, 2025 and December 31, 2024, respectively.
Processing Facilities
The Company is highly dependent on the continued availability of its processing facilities at its Axogen Processing Center (the “APC Facility”) in Vandalia, Ohio and the facility it leases from Solvita in Dayton, Ohio and could be harmed if the physical infrastructure of these facilities is unavailable for any prolonged period of time.
Certain Economic Development Grants
The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. Certain of these economic development grants were subject to fixed asset investments and job creation milestones by December 31, 2024 and have clawback clauses if the Company does not meet the job creation milestones. The Company has not met certain job creation milestones and has requested a reduction or waiver of clawbacks or extensions from the grant authorities to extend the job creation milestones evaluation date from December 31, 2024 and the expiration date to December 31, 2026. Certain grant authorities have not approved the Company’s request. The Company is continuing discussions with these grant authorities regarding the evaluation, expiration and clawbacks of the job creation milestones and expects to receive a response during 2025. The Company could be obligated to pay back up to approximately $950 as of March 31, 2025 related to these grants. As of March 31, 2025, the Company has received $1,250 in cash grants related to these economic development grants.
Fair Value of the Debt Derivative Liabilities
The fair value of the debt derivative liabilities is $2,558 as of March 31, 2025. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon three potential settlement scenarios for the Credit Facility. The estimated settlement value of each scenario includes any required make-whole payment, and then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the three scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027 and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.
The Company has become aware that the Lender may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Credit Facility. The Company estimates the top end of the range of the make-whole payments if the debt is held to its scheduled maturities under an alternative interpretation to be approximately $9,000 for the first tranche of the Credit Facility due on June 30, 2027 and approximately $3,000 for the second tranche of the Credit Facility due on June 30, 2028. Further, if the debt is prepaid prior to its scheduled maturity dates and subject to the alternative interpretation, the make-whole payments would be larger than the amounts herein.
Other Commitments
Certain executive officers of the Company are parties to employment contracts. Such contracts have severance payments for certain conditions including change of control.

The Company entered into a Transition and Separation Agreement with its former CEO on January 4, 2024, which results in remaining payments of $133 and $18 in 2025 and 2026, respectively, which includes senior advisory fees, COBRA payments and related employer paid taxes.
Legal Proceedings
The Company is and may be subject to various claims, lawsuits and proceedings in the ordinary course of the Company’s business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, in the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected individually or in the aggregate, to result in a material, adverse effect on the Company’s financial condition, results of operations or cash flows. However, it is possible that the Company’s results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2024, included in our 2024 Annual Report on Form 10-K. All dollar amounts in the discussion and analysis, unless noted otherwise, are presented in thousands.
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
•Axoguard Nerve Connector®, a porcine (pig) submucosa extracellular matrix (“ECM”) coaptation aid for tensionless repair of severed peripheral nerves.
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
Our portfolio of products is currently available in the United States (“U.S.”), Canada, Germany, the United Kingdom, Spain, South Korea and several other countries.
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
Business Outlook
We are subject to risks and exposures from the evolving macroeconomic environment, including financial market volatility, geopolitical tensions and escalating trade disputes with U.S. trading partners. While our direct exposure to current tariffs is limited, risk lies in the potential for these disputes to cause a broader trade war, resulting in general economic instability and uncertainty that could cause our net revenue to fluctuate. We are actively assessing steps to mitigate potential adverse effects; however, if these measures are not effective in addressing wider economic disruption, our business, financial condition, results of operations and liquidity could be materially adversely affected.
Summary of Operational and Business Highlights
•Revenues were $48,560 for the quarter ended March 31, 2025, an increase of $7,182 or 17.4% compared to the quarter ended March 31, 2024.
•Gross profit was $34,933 for the quarter ended March 31, 2025, an increase of $2,313 or 7.1% compared to the quarter ended March 31, 2024.
•The U.S. Food and Drug Administration (“FDA”) accepted the filing of the Company’s Biologics License Application (“BLA”) for Avance® Nerve Graft on November 1, 2024, and assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of September 5, 2025. During the first quarter 2025, we successfully completed the following regulatory milestones to support our anticipated approval in September 2025: a mid-cycle meeting with the FDA, clinical trial site inspections, and sponsor inspection under the FDA’s Bioresearch Monitoring program.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$48,560	100.0%	$41,378	100.0%
Cost of goods sold	13,627	28.1	8,758	21.2
Gross profit	34,933	71.9	32,620	78.8
Costs and expenses:
Sales and marketing	21,045	43.3	19,815	47.9
Research and development	6,091	12.5	7,409	17.9
General and administrative	9,458	19.5	9,956	24.1
Total costs and expenses	36,594	75.3	37,180	89.9
Loss from operations	(1,661)	(3.4)	(4,560)	(11.0)
Other (expense) income:
Investment income	272	0.5	293	0.7
Interest expense	(2,250)	(4.6)	(2,326)	(5.6)
Change in fair value of debt derivative liabilities	(158)	(0.3)	65	0.2
Other expense	(37)	(0.1)	(107)	(0.3)
Total other expense, net	(2,173)	(4.5)	(2,075)	(5.0)
Net loss	$(3,834)	(7.9)%	$(6,635)	(16.0)%
Revenues
Revenues for the three months ended March 31, 2025 increased $7,182, or 17.4%, to $48,560, as compared to $41,378 for the three months ended March 31, 2024. The increase in revenues was driven by an increase in unit volume of approximately 12.0%, as well as the net impact of changes in price and product mix of approximately 3.2% and 2.1%, respectively.
Gross Profit
Gross profit for the three months ended March 31, 2025 increased $2,313, or 7.1%, to $34,933, as compared to $32,620 for the three months ended March 31, 2024. Gross margin as a percentage of revenues was 71.9% and 78.8% for the three months ended March 31, 2025 and 2024, respectively. Lower margins on products sold, driven by higher product costs, lowered the gross margin by 4.5% and an increase in inventory write-offs lowered the gross margin by 2.8%.
Costs and Expenses
Total costs and expenses for the three months ended March 31, 2025 decreased $586, or 1.6%, to $36,594, as compared to $37,180 for the three months ended March 31, 2024. The decrease in total costs and expenses was due to decreases of (i) $956 in research and development project costs; (ii) $317 in occupancy related costs; and (iii) $242 in compensation costs, partially offset by increases of (i) $365 in travel costs; (ii) $255 in marketing program costs; (iii) $201 in professional services fees and expenses; and (iv) $108 in other costs and expenses.
Sales and marketing costs and expenses for the three months ended March 31, 2025 increased $1,230, or 6.2%, to $21,045, as compared to $19,815 for the three months ended March 31, 2024. The increase in sales and marketing costs and expenses was due to increases of (i) $689 in compensation costs; (ii) $310 in travel costs; (iii) $255 in marketing program costs; (iv) $84 in other costs and expenses; and (v) $19 in professional services fees and expenses, partially offset by a decrease of $127 in occupancy related costs.
Research and development costs and expenses for the three months ended March 31, 2025 decreased $1,318, or 17.8%, to $6,091, as compared to $7,409 for the three months ended March 31, 2024. The decrease in research and developments costs and expenses was primarily due to product development and clinical expenses. Product development costs include spending for a number of specific programs, including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development costs and expenses represented approximately 57% and 59% of total research and development costs and expenses for the three months ended March 31, 2025 and 2024, respectively. Clinical trial costs and expenses represented approximately 43% and 41% of total research and development costs and expenses for the three months ended March 31, 2025 and 2024, respectively. The decrease in research and development costs and expenses was due to decreases of (i) $956 in research and development project costs; (ii) $419 in compensation costs; (iii) $89 in occupancy related costs; and (iv) $13 in other costs and expenses, partially offset by increases of (i) $103 in professional services fees and expenses and (ii) $56 in travel costs.
General and administrative costs and expenses for the three months ended March 31, 2025 decreased $498, or 5.0%, to $9,458, as compared to $9,956 for the three months ended March 31, 2024. The decrease in general and administrative costs and expenses was due to decreases of (i) $512 in compensation costs and (ii) $101 in occupancy related costs, partially offset by increases of (i) $79 in professional services fees and expenses and (ii) $36 in net other costs.
Other Expense, Net
Other expense, net for the three months ended March 31, 2025 increased $98, or 4.7%, to $2,173, as compared to $2,075 for the three months ended March 31, 2024. The increase in other expense, net was primarily due to increases of (i) $223 in the change in fair value of the debt derivative liabilities and (ii) $21 in investment income, partially offset by decreases of (i) $76 in interest expense and (ii) $70 in other expense.
Income Taxes
We had no income tax expense or benefit during the three months ended March 31, 2025 and 2024 due to the incurrence of net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. The Internal Revenue Service is currently examining our 2021 federal income tax return. We do not believe that there are any material additional tax expenses or benefits.
Critical Accounting Estimates
In preparing our financial statements in accordance with generally accepted accounting principles, there are certain accounting policies, which may require substantial judgment or estimation in their application. We believe our accounting policies for Inventories, Derivative Instruments and Stock-based Compensation, as well as the others set forth in Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K, are critical to understanding our results of operations and financial condition. See Critical Accounting Estimates in our 2024 Annual Report on Form 10-K. Actual results could differ from our estimates and assumptions, and any such differences could be material to our results of operations and financial condition. During the quarter covered by this report, there have been no material changes to the accounting estimates and assumptions previously disclosed.
Liquidity and Capital Resources

As of March 31, 2025, our principal sources of liquidity were our cash and cash equivalents and investments totaling $22,069. Our cash equivalent is comprised of a money market mutual fund and our investments consist of U.S. Treasuries. Our cash and cash equivalents and investments decreased $11,413 to $22,069 from $33,482 at December 31, 2024, primarily as a result of paying annual bonuses and the expenses incurred in connection with conducting our national sales meeting in the first quarter of 2025.
On March 31, 2025 and December 31, 2024, our current assets exceeded our current liabilities by $71,325 and $68,607, respectively, and we had a current ratio of 4.3x and 3.2x, respectively. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products, will allow us to fund our operations through at least the next twelve months from the date of issuance of the accompanying financial statements.
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(13,179)	$(12,266)
Investing activities	1,339	(3,251)
Financing activities	2,382	204
Net decrease in cash and cash equivalents, and restricted cash	$(9,458)	$(15,313)
Net Cash Used in Operating Activities
Net cash used in operating activities was $13,179 and $12,266 during the three months ended March 31, 2025 and 2024, respectively. The increase in net cash used in operating activities of $913, or 7.4%, was due to the net unfavorable change of $2,777 in working capital accounts and noncash charges of $906, partially offset by the decrease in net loss of $2,801.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was $1,339 compared to net cash used in investing activities of $3,251 for the three months ended March 31, 2024. The favorable change in net cash provided by investing activities of $4,590 was principally due to the sale of $2,000 of investments during the three months ended March 31, 2025 compared to purchases of $1,910 of investments during the three months ended March 31, 2024 and the decrease in purchases of property and equipment of $668.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $2,382 and $204 for the three months ended March 31, 2025 and 2024, respectively, an increase of $2,178 due primarily to the increase in proceeds from the exercise of stock options.
Credit Facilities
As of March 31, 2025, we had $50,000 outstanding in indebtedness under a credit facility with $35,000 maturing on June 30, 2027 and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of the forward-looking term rate based on the secured overnight financing rate as set by the Federal Reserve Bank of New York plus 0.10% (“Adjusted SOFR”) or 2.0% (11.91% as of March 31, 2025). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.5% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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
Contractual Obligations and Commitments

Contractual Obligations	2025 Remaining	2026-2027	2028-2029	Thereafter	Total
(in thousands)
Credit Facility principal (1)	$—	$35,000	$15,000	$—	$50,000
Credit Facility interest (2)	4,466	9,826	893	—	15,185
Credit Facility revenue participation payments (3)	232	1,512	231	—	1,975
Operating and financing lease obligations (4)	3,119	7,404	6,306	15,385	32,214
Insurance financing agreements (5)	1,432	—	—	—	1,432
Transition and separation obligations to former CEO (6)	133	18	—	—	151
Total	$9,382	$53,760	$22,430	$15,385	$100,957
(1) See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(2) Calculated using the forecasted interest rates used in the valuation of the debt derivative liabilities. See Note 6 - Fair Value Measurement in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(3) See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(4) See Note 7 - Leases in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(5) See Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(6) Includes our former CEO’s senior advisory fees through May 2025 and fifteen months of COBRA payments. See Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2024 Annual Report on Form 10-K.
We have interest rate exposure as a result of the Credit Facility. As of March 31, 2025, the outstanding principal amount of our loans under the Credit Facility was $50,000. Interest on our loans under the Credit Facility is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (11.91% at March 31, 2025); provided that the interest rate shall never be less than 9.5%. Changes in the Adjusted SOFR rate may therefore affect our interest expense associated with the Credit Facility. An increase of 100 basis points in interest rates would increase interest expense by approximately $500 annually based on the amounts currently outstanding and would not materially affect our results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the “SEC”)’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

PART II –OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
As disclosed in Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 13 - Commitments and Contingencies relating to legal proceedings is incorporated herein by reference.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2024, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the SEC. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline, and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, our Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K as noted below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Securities to be Sold	Expiration Date
Amy Wendell, Director	Adopt	11/20/2024	X		5,000	11/20/2025
William Burke, Director	Adopt	3/14/2025	X		125,983	3/13/2026
*Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1 **	Form of 2025 Performance Stock Unit Award Agreement pursuant to the Axogen, Inc. 2019 Stock Incentive Plan, as amended and restated as of March 27, 2024. (1)

10.2 **	Form of 2025 Restricted Stock Unit Award Agreement pursuant to the Axogen, Inc. 2019 Stock Incentive Plan, as amended and restated as of March 27, 2024.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Extension Labels Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover pages do not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contract or compensatory plan or arrangement.
(1) Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(2)(ii).
†     Filed herewith.
††   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: May 8, 2025	/s/ Michael Dale
Michael Dale Chief Executive Officer and President (Principal Executive Officer)

Dated: May 8, 2025	/s/ Nir Naor
Nir Naor Chief Financial Officer (Principal Accounting Officer)