Form 10-Q
period 2025-06-30
Axogen, Inc.
filed 2025-08-05
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2025, the registrant had 46,012,574 shares of common stock outstanding.

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
•Our expectations around our targeted strategy relating to the expansion of nerve repair indications with a focus on deepening our presence in high-potential accounts;
•Our expectations around the anticipated approval of Avance® Nerve Graft by the U.S. Food and Drug Administration (“FDA”) in September 2025; and
•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next twelve months.
The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many risks and uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and “Risk Factor Summary” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”). Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$20,036	$27,554
Restricted cash	6,000	6,000
Investments	9,886	5,928
Accounts receivable, net of allowance for doubtful accounts of $1,144 and $788, respectively	28,029	24,105
Inventory	36,774	33,183
Prepaid expenses and other assets	2,694	2,447
Total current assets	103,419	99,217
Property and equipment, net	82,392	84,667
Operating lease right-of-use assets	13,527	14,265
Intangible assets, net	6,115	5,579
Total assets	$205,453	$203,728

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$22,770	$28,641
Current maturities of long-term lease obligations	2,210	1,969
Total current liabilities	24,980	30,610

Long-term debt, net of debt discount and financing fees	47,938	47,496
Long-term lease obligations	18,040	19,221
Debt derivative liabilities	2,078	2,400
Other long-term liabilities	141	94
Total liabilities	93,177	99,821

Commitments and contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 45,765,290 and 44,148,836 shares issued and outstanding, respectively	457	441
Additional paid-in capital	406,334	394,726
Accumulated deficit	(294,515)	(291,260)
Total shareholders’ equity	112,276	103,907
Total liabilities and shareholders’ equity	$205,453	$203,728

See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$56,662	$47,912	$105,222	$89,289
Cost of goods sold	14,644	12,567	28,271	21,325
Gross profit	42,018	35,345	76,951	67,964
Costs and expenses:
Sales and marketing	23,804	19,698	44,849	39,513
Research and development	6,853	6,658	12,944	14,066
General and administrative	9,689	9,417	19,147	19,373
Total costs and expenses	40,346	35,773	76,940	72,952
Income (loss) from operations	1,672	(428)	11	(4,988)
Other income (expense):
Investment income	225	227	497	520
Interest expense	(1,977)	(2,185)	(4,227)	(4,512)
Change in fair value of debt derivative liabilities	480	464	322	529
Other income (expense), net	179	1	142	(105)
Total other expense, net	(1,093)	(1,493)	(3,266)	(3,568)
Net income (loss)	$579	$(1,921)	$(3,255)	$(8,556)

Weighted average common shares outstanding - basic	46,063,092	43,713,313	45,605,419	43,473,541
Weighted average common shares outstanding - diluted	47,980,830	43,713,313	45,605,419	43,473,541

Net income (loss) per common share - basic	$0.01	$(0.04)	$(0.07)	$(0.20)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$(0.07)	$(0.20)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(3,255)	$(8,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,385	3,177
Amortization of right-of-use assets	184	642
Amortization of intangible assets	133	138
Amortization of debt discount and deferred financing fees	442	444
Provision for bad debts	386	528
Change in fair value of debt derivative liabilities	(322)	(529)
Investment gains	(121)	(33)
Stock-based compensation	8,077	7,826
Change in operating assets and liabilities:
Accounts receivable	(4,310)	(533)
Inventory	(3,591)	(4,995)
Prepaid expenses and other	(81)	957
Accounts payable and accrued expenses	(5,755)	(6,577)
Operating lease obligations	(542)	(731)
Cash paid for interest portion of financing lease obligations	(2)	(2)
Other long-term liabilities	(77)	143
Net cash used in operating activities	(5,449)	(8,101)

Cash flows from investing activities:
Purchase of property and equipment	(978)	(1,834)
Purchase of investments	(7,837)	(1,911)
Proceeds from sale of investments	4,000	—
Cash payments for intangible assets	(793)	(739)
Net cash used in investing activities	(5,608)	(4,484)

Cash flows from financing activities:
Cash paid for debt portion of financing lease obligations	(8)	(4)
Proceeds from exercise of stock options and ESPP stock purchases	3,547	752
Net cash provided by financing activities	3,539	748
Net decrease in cash and cash equivalents, and restricted cash	(7,518)	(11,837)
Cash and cash equivalents, and restricted cash, beginning of period	33,554	37,026
Cash and cash equivalents, and restricted cash, end of period	$26,036	$25,189

Supplemental disclosures of cash flow activity:
Cash paid for interest	$3,559	$3,758
Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment change in accounts payable and accrued expenses	$132	$178
Acquisition of intangible assets change in accounts payable and accrued expenses	$(124)	$242
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2025
Balance at March 31, 2025	45,512,623	$455	$400,004	$(295,094)	$105,365
Net income	—	—	—	579	579
Stock-based compensation	—	—	5,168	—	5,168
Issuance of restricted and performance stock units	113,923	1	(1)	—	—
Exercise of stock options and employee stock purchases under the ESPP	138,744	1	1,163	—	1,164
Balance at June 30, 2025	45,765,290	$457	$406,334	$(294,515)	$112,276

Six Months Ended June 30, 2025
Balance at December 31, 2024	44,148,836	$441	$394,726	$(291,260)	$103,907
Net loss	—	—	—	(3,255)	(3,255)
Stock-based compensation	—	—	8,077	—	8,077
Issuance of restricted and performance stock units	1,219,137	12	(12)	—	—
Exercise of stock options and employee stock purchases under the ESPP	397,317	4	3,543	—	3,547
Balance at June 30, 2025	45,765,290	$457	$406,334	$(294,515)	$112,276

Three Months Ended June 30, 2024
Balance at March 31, 2024	43,687,729	$437	$380,650	$(287,931)	$93,156
Net loss	—	—	—	(1,921)	(1,921)
Stock-based compensation	—	—	3,907	—	3,907
Issuance of restricted and performance stock units	44,153	—	—	—	—
Exercise of stock options and employee stock purchases under the ESPP	92,856	1	544	—	545
Balance at June 30, 2024	43,824,738	$438	$385,101	$(289,852)	$95,687

Six Months Ended June 30, 2024
Balance at December 31, 2023	43,124,496	$431	$376,530	$(281,296)	$95,665
Net loss	—	—	—	(8,556)	(8,556)
Stock-based compensation	—	—	7,826	—	7,826
Issuance of restricted and performance stock units	583,386	6	(6)	—	—
Exercise of stock options and employee stock purchases under the ESPP	116,856	1	751	—	752
Balance at June 30, 2024	43,824,738	$438	$385,101	$(289,852)	$95,687
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
2.Summary of Significant Accounting Policies

Please see Note 2 - Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, for a description of all significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024, which are included in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company’s markets for the remainder of fiscal year 2025. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company’s cash and cash equivalents balances exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of June 30, 2025, $19,536 of the cash and cash equivalents balance were not FDIC-insured or were in excess of FDIC limits.
Restricted Cash
Amounts included in restricted cash represent those required to be set aside to meet contractual terms of a lease agreement held by the Company. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees - Other Credit Facilities.

The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported on the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown on the Condensed Consolidated Statements of Cash Flows as of the periods presented:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$20,036	$27,554
Restricted cash	6,000	6,000
Total Cash and cash equivalents, and Restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$26,036	$33,554
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
All other ASUs issued and not yet effective as of June 30, 2025 and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
3.    Inventory
Inventory consists of the following as of the periods presented:

(in thousands)	June 30, 2025	December 31, 2024
Finished goods	$31,266	$27,054
Work in process	1,485	1,325
Raw materials	4,023	4,804
Inventory	$36,774	$33,183
As of June 30, 2025 and December 31, 2024, the Company reserved $3,679 and $1,630, respectively, for potential losses relating to inventory.

4.    Property and Equipment, Net
Property and equipment, net consist of the following as of the periods presented:

(in thousands)	June 30, 2025	December 31, 2024
Land	$731	$731
Building	60,679	60,679
Leasehold improvements	17,977	17,977
Processing equipment	14,457	13,950
Furniture and equipment	10,798	9,583
Projects in process	857	1,499
Finance lease right-of-use assets	159	159
Property and equipment, at cost	105,658	104,578
Less: accumulated depreciation	(23,266)	(19,911)
Property and equipment, net	$82,392	$84,667

Depreciation expense is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$1,657	$1,657	$3,385	$3,177

5.     Intangible Assets, Net
Intangible assets, net consist of the following as of the periods presented:

	June 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$6,728	$(1,239)	$5,489	$6,090	$(1,073)	$5,017

Unamortized intangible assets:
Trademarks	626	—	626	562	—	562
Total intangible assets	$7,354	$(1,239)	$6,115	$6,652	$(1,073)	$5,579
Amortization expense is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization expense	$66	$76	$133	$138

As of June 30, 2025, future amortization of patents is as follows:

Year Ending December 31,	(in thousands)
2025 (excluding the six months ended June 30, 2025)	$167
2026	334
2027	334
2028	334
2029	334
Thereafter	3,986
Total	$5,489

6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	June 30, 2025
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$10,869	$—	$—	$10,869
U.S. Treasuries	9,886	—	—	9,886
Total assets	$20,755	$—	$—	$20,755

Liabilities:
Debt derivative liabilities	$—	$—	$2,078	$2,078
__________
(1)Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

	December 31, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$19,399	$—	$—	$19,399
U.S. Treasuries	5,928	—	—	5,928
Total assets	$25,327	$—	$—	$25,327

Liabilities:
Debt derivative liabilities	$—	$—	$2,400	$2,400
__________
(1)Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the periods indicated were as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024
Balance at March 31, 2025 and 2024	$2,558	$2,922
Change in fair value included in net income (loss)	(480)	(464)
Balance at June 30, 2025 and 2024	$2,078	$2,458

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance at December 31, 2024 and 2023	$2,400	$2,987
Change in fair value included in net loss	(322)	(529)
Balance at June 30, 2025 and 2024	$2,078	$2,458
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three and six months ended June 30, 2025 and 2024.
The debt derivative liabilities are measured using a “with and without” valuation model to compare the fair value of each tranche of the credit facility the Company has with Oberland Capital and its affiliates (the “Credit Facility”) including the identified embedded derivative features and the fair value of a plain vanilla note with the same terms. The fair value of the Credit Facility including the identified embedded derivative features was determined using a probability-weighted expected return model based on three potential settlement scenarios for the Credit Facility included in the table below. The estimated settlement value of each scenario, which would include any required make-whole payment, is then discounted to present value using a discount rate that is derived based on the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic credit rating analysis.
The significant inputs that are included in the valuation of the debt derivative liability - first tranche as of the periods presented include:

Input	June 30, 2025		December 31, 2024
Remaining term	2.0 years		2.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.0%		9.5% - 13.0%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	11.68%	(1)	12.22%	(1)
Probability of mandatory prepayment event	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of note held-to-maturity (2)	80.0%	(1)	80.0%	(1)
__________
(1)Represents a significant unobservable input.
(2)See Maturity date in table.

The significant inputs that are included in the valuation of the debt derivative liability - second tranche as of the periods presented include:

Input	June 30, 2025		December 31, 2024
Remaining term	3.0 years		3.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.0%		9.5% - 13.0%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	14.67%	(1)	15.48%	(1)
Probability of mandatory prepayment event	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of held-to-maturity (2)	80.0%	(1)	80.0%	(1)
__________
(1)Represents a significant unobservable input.
(2)See Maturity date in table.
The fair values of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $50,000 and $51,103 at June 30, 2025 and $47,496 and $51,307 at December 31, 2024, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.

7.    Leases
The Company leases administrative, manufacturing, research, and distribution facilities through operating leases. Several leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
The components of total operating lease expense are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs	$919	$917	$1,830	$1,826
Short-term lease costs	133	233	262	375
Variable lease costs	(11)	134	48	289
Sublease income	(272)	—	(541)	—
Total operating lease expense	$769	$1,284	$1,599	$2,490

Supplemental balance sheet information related to the operating and financing leases is as follows as of the periods indicated:

(in thousands, except lease term and discount rate)	June 30, 2025	December 31, 2024
Operating Leases
Right-of-use operating assets	$13,527	$14,265
Current maturities of long-term lease obligations	$2,200	$1,960
Long-term lease obligations	$18,015	$19,191

Financing Leases
Right-of-use financing assets, net of accumulated amortization (1)	$32	$37
Current maturities of long-term lease obligations	$10	$9
Long-term lease obligations	$25	$30

Weighted average operating lease term:	8.4 years	8.8 years
Weighted average financing lease term:	3.0 years	3.6 years

Weighted average discount rate - operating leases	10.91%	10.95%
Weighted average discount rate - financing leases	13.93%	14.06%
__________
(1)Financing leases are included in Property and equipment, net on the Condensed Consolidated Balance Sheets.
Future minimum lease payments under operating and financing leases at June 30, 2025 are as follows:

(in thousands)
2025 (excluding the six months ended June 30, 2025)	$2,089
2026	4,284
2027	3,120
2028	3,119
2029	3,187
Thereafter	15,386
Total	31,185
Less: Imputed interest	(10,935)
Total lease obligations	20,250
Less: Current maturities of long-term lease obligations	(2,210)
Long-term lease obligations	$18,040
Lease modifications
The Company accounts for lease revisions as a lease modification in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), when the modification effectively terminates the existing lease and creates a new lease. No lease modifications were recorded during the three and six months ended June 30, 2025 and 2024.
Sublease Agreement
The Company subleases portions of its headquarters building in Tampa, Florida under two sublease agreements with different sublessees. The first sublease term began August 1, 2024 and expires on October 31, 2031. The Company or the sublessee can terminate the sublease agreement after sixty-three months with twelve months written notice. There is no option to extend the sublease agreement. The second sublease term began on February 1, 2025 and expires on January 31, 2030. The sublessee can terminate the sublease agreement after thirty-six months with six months written notice. The Company accounts for these subleases in accordance with ASC 842.

8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following as of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less: unamortized debt discount and deferred financing fees	(2,062)	(2,504)
Long-term debt, net of debt discount and financing fees	$47,938	$47,496
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
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (11.90% at June 30, 2025), provided that the interest rate shall never be less than 9.5%. Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70 million in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.5% per year of additional interest payments on the outstanding loan amount. The Company recorded $232 and $309 as interest expense for this Revenue Participation Agreement for the three months ended June 30, 2025 and 2024, respectively, and $756 for the six months ended June 30, 2025 and 2024. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended June 30, 2025 and 2024 paid $1,504 and $1,631, respectively, and $2,993 and $3,265 for the six months ended June 30, 2025 and 2024, respectively, to the Lender. As of June 30, 2025, the Company was in compliance with all financial covenants. The borrowings under the Credit Facility are secured by substantially all of the assets of the Company.
Embedded Derivatives
The debt derivative liabilities are recorded at fair value, with the change in fair value reported in Change in fair value of derivatives on the Condensed Consolidated Statements of Operations at each reporting date. The fair values of the debt derivative liabilities were $2,078 and $2,400 at June 30, 2025 and December 31, 2024, respectively. See Note 6 - Fair Value Measurements.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
The financing fees for the Credit Facility were $642 and were recorded as a contra liability to Long-term debt on the Condensed Consolidated Balance Sheets.
Amortization of debt discount and deferred financing fees for the three months ended June 30, 2025 and 2024 was $222 and for the six months ended June 30, 2025 and 2024, was $442 and $444, respectively.
Other Credit Facilities
The Company had restricted cash of $6,000 at both June 30, 2025 and December 31, 2024, which represents collateral for an irrevocable standby letter of credit.

9.     Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 11 - Stock-Based Compensation to the Company’s consolidated financial statements included in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
During the six months ended June 30, 2025, the following stock-based awards were granted to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan, with the exception of the inducement shares awarded as material inducement of employment to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Restricted Stock Units (1)	1st Quarter	583,300	$18.77
	2nd Quarter	541,069	$14.60

Performance Stock Units (2)(3)	1st Quarter	526,300	$22.58
	2nd Quarter	95,500	$17.30

Inducement Shares (4)
Restricted Stock Units	1st Quarter	103,000	$18.52
Restricted Stock Units	2nd Quarter	45,000	$17.81
Performance Stock Units	1st Quarter	58,000	$22.36
__________
(1)Restricted Stock Units (“RSUs”) awarded to certain officers and employees during the first and second quarters of 2025 vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. Included in the second quarter RSUs are 103,767 units awarded to the Board of Directors for their annual fee vesting in one year from the date of the award. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(2)Performance Stock Units (“PSUs”) were awarded to certain executive officers and other employees during the first and second quarters with a target of 545,300 shares and performance metrics tied to the Company’s revenue compounded annual growth rate (“CAGR”) from 2025 through 2028 and total shareholder return (“TSR”) relative to its peers (“CAGR TSR PSUs”) with a payout ranging from 0% to 200% upon achievement of specific revenue CAGR and relative TSR goals. The CAGR TSR PSUs vest at the end of the three-year period upon determination of the results at the end of the performance period. PSUs were awarded during the second quarter to certain employees with a target of 69,500 shares with performance metrics tied to the achievement of sales quota goals.
(3)7,000 BLA PSUs were awarded to an employee related to his work on the Biologics License Application (“BLA”) for Avance Nerve Graft during the first quarter. The number of shares was allocated to certain milestones related to the BLA approval by the FDA. The performance measure is based upon achieving each of the specific milestones and will vest upon achieving each of the milestones but not sooner than one year after the grant date.
(4)Inducement shares were issued to certain employees as a material inducement to entering into employment with the Company during the first and second quarters of 2025 in accordance with Nasdaq Listing Rule 5635(c)(4). The RSUs vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. The PSUs granted are TSR PSUs that are tied to the Company’s share price targets with a payout range from 0% to 200% upon achievement of specific average share prices over a 30 day trading period immediately preceding the end of the performance period of February 22, 2024 through February 22, 2027. The performance measure is based upon achieving each of the specific milestones and the awards will vest upon achieving each of the milestones but not sooner than one year after the grant date.
Total stock-based compensation expense is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$5,168	$3,907	$8,077	$7,826

10.     Net Income (Loss) Per Common Share
The following reflects the net income (loss) attributable to common shareholders and share data used in the basic and diluted net income (loss) per common share computations using the two-class method for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss)	$579	$(1,921)	$(3,255)	$(8,556)

Denominator:
Weighted average shares outstanding - basic	46,063,092	43,713,313	45,605,419	43,473,541
Weighted average shares outstanding - diluted	47,980,830	43,713,313	45,605,419	43,473,541

Net income (loss) per common share - basic	$0.01	$(0.04)	$(0.07)	$(0.20)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$(0.07)	$(0.20)

Anti-dilutive shares excluded from the calculation of diluted income (loss) per share (1)
Stock options	748,086	4,239,311	783,482	4,113,080
Restricted and performance stock units	1,597,709	1,433,829	822,060	439,583
__________
(1)Common equivalent shares for the three months ended June 30, 2024 and six months ended June 30, 2025 and 2024 are not included in the diluted per share calculations as they would be anti-dilutive if the Company were in a net income position.

11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three and six months ended June 30, 2025 and 2024 due to the generation of fiscal year net operating losses, the benefits of which have been fully reserved.
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities as measured by enacted state and federal tax rates. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. As of June 30, 2025 and December 31, 2024, management assessed the realizability of deferred tax assets. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management determined that a full valuation allowance was necessary as of June 30, 2025 and December 31, 2024. A portion of the net operating loss carryforwards may expire due to limitations imposed by Section 382 of the Internal Revenue Code (“IRC”). In addition, future utilization of the available net operating loss carryforwards may be limited under IRC Section 382 as a result of changes in ownership.
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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is currently evaluating the provisions of the new law and the potential effects on its condensed consolidated financial statements and additional disclosures will be provided in future periods as the impacts of the legislation are determined.

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

13.     Commitments and Contingencies
Service Agreements

The Company pays Community Blood Services (doing business as Solvita) (“Solvita”) a facility fee for the use of cleanrooms, manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support pursuant to a License and Services Agreement, as amended (the “Solvita Agreement”). Pursuant to the Solvita Agreement, the Company recorded expenses of $213 and $281 for the three months ended June 30, 2025 and 2024, respectively, and $453 and $473 for the six months ended June 30, 2025 and 2024, respectively, within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations. The Solvita Agreement was amended on December 31, 2023 extending the term through December 31, 2026. The Solvita Agreement may be terminated by either party by providing an eighteen month written notice. The Company utilizes Solvita for processing and packaging of Avive+ Soft Tissue Matrix.

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

Insurance Financing Agreements

The Company finances some of its commercial insurance policies. Outstanding payments owed under the insurance financing agreements are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. The amounts owed under the insurance financing agreements were $897 and $1,255 as of June 30, 2025 and December 31, 2024, respectively.

Processing Facilities

The Company is highly dependent on the continued availability of its processing facilities at its Axogen Processing Center (the “APC Facility”) in Vandalia, Ohio and the facility it leases from Solvita in Dayton, Ohio and could be harmed if the physical infrastructure of these facilities is unavailable for any prolonged period of time.

Certain Economic Development Grants

The Company obtained certain economic development grants from state and local authorities totaling up to $2,685 including $1,250 of cash grants to offset costs to acquire and develop the APC Facility. Certain of these economic development grants were subject to fixed asset investments and job creation milestones by December 31, 2024 and have clawback clauses if the Company does not meet the job creation milestones. The Company has not met certain job creation milestones and has requested a reduction or waiver of clawbacks or extensions from the grant authorities to extend the job creation milestones evaluation date from December 31, 2024 and the expiration date to December 31, 2026. During the three months ended June 30, 2025, the Company received notice from certain grant authorities waiving any action in connection with the December 31, 2024 job creation milestones evaluation date and extending the evaluation period through the Company’s next annual report. The Company is continuing discussions with grant authorities regarding the evaluation, expiration and clawbacks of the job creation milestones. The Company could be obligated to pay back up to approximately $950 as of June 30, 2025 related to these grants. As of June 30, 2025, the Company has received $1,250 in cash grants related to these economic development grants.

Fair Value of the Debt Derivative Liabilities

The fair value of the debt derivative liabilities is $2,078 as of June 30, 2025. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon three potential settlement scenarios for the Credit Facility. The estimated settlement value of each scenario includes any required make-whole payment, and then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the three scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027 and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.

The Company has become aware that the Lender may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Credit Facility. Under the Credit Facility, the Company has the option to hold payment obligations until maturity or at anytime prepay, in whole or in part, its obligations, including the Revenue Participation Agreement, by making a payment in the amount using the alternative interpretation of the calculation, generating an internal rate of return of 11.5% of the outstanding principal amount, reduced by the sum of the interest and principal previously paid and all amounts paid under the Revenue Participation Agreement. The Company estimates the top end of the range of the make-whole payments if the debt is held to its scheduled maturities under an alternative interpretation to be approximately $9,000 for the first tranche of the Credit Facility due on June 30, 2027 and approximately $3,000 for the second tranche of the Credit Facility due on June 30, 2028. Further, if the debt is prepaid prior to its scheduled maturity dates and subject to the alternative interpretation, the make-whole payments would be larger than the amounts herein. Under the alternative interpretation of the calculation, if the Credit Facility was to be prepaid in whole as of June 30, 2025, the make-whole payment, in excess of the outstanding principal of the Credit Facility, is estimated to be approximately $26,900.

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
Our portfolio of products is currently available in the U.S., Canada, Germany, the United Kingdom, Spain, South Korea and several other countries.
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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the impact of the OBBBA.
Summary of Operational and Business Highlights
•Revenues were $56,662 for the quarter ended June 30, 2025, an increase of $8,750 or 18.3% compared to the quarter ended June 30, 2024.
•Gross profit was $42,018 for the quarter ended June 30, 2025, an increase of $6,673 or 18.9% compared to the quarter ended June 30, 2024.
•Expanded coverage and reimbursement for nerve repair for peripheral nerve injuries using synthetic conduits or allografts by an estimated approximately 10 million new covered lives during 2025; bringing the total new lives covered in 2025 to an estimated approximately 17 million which brings coverage amongst private payers to more than 55%.
•The FDA accepted the filing of the Company’s Biologics License Application (“BLA”) for Avance® Nerve Graft on November 1, 2024, and assigned a Prescription Drug User Fee Act goal date of September 5, 2025. During the second quarter of 2025, we completed the following regulatory milestones to support our anticipated approval in September 2025: the late-cycle meeting with the FDA, pre-licensing inspection, and sponsor inspection under the FDA’s Bioresearch Monitoring program.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended June 30,
	2025		2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$56,662	100.0%	$47,912	100.0%
Cost of goods sold	14,644	25.8	12,567	26.2
Gross profit	42,018	74.2	35,345	73.8
Costs and expenses:
Sales and marketing	23,804	42.0	19,698	41.1
Research and development	6,853	12.1	6,658	13.9
General and administrative	9,689	17.1	9,417	19.7
Total costs and expenses	40,346	71.2	35,773	74.7
Income (loss) from operations	1,672	3.0	(428)	(0.9)
Other income (expense):
Investment income	225	0.4	227	0.5
Interest expense	(1,977)	(3.5)	(2,185)	(4.6)
Change in fair value of debt derivative liabilities	480	0.9	464	1.0
Other income, net	179	0.3	1	—
Total other expense, net	(1,093)	(1.9)	(1,493)	(3.1)
Net income (loss)	$579	1.0%	$(1,921)	(4.0)%

Revenues
Revenues for the three months ended June 30, 2025 increased $8,750, or 18.3%, to $56,662, as compared to $47,912 for the three months ended June 30, 2024. The increase in revenues was driven by an increase in unit volume of approximately 12.2%, as well as the net impact of changes in price and product mix of approximately 3.1% and 3.0%, respectively.
Gross Profit
Gross profit for the three months ended June 30, 2025 increased $6,673, or 18.9%, to $42,018, as compared to $35,345 for the three months ended June 30, 2024. Gross margin as a percentage of revenues was 74.2% and 73.8% for the three months ended June 30, 2025 and 2024, respectively. Higher margins, driven by lower inventory write-offs and shipping costs on products sold, increased gross margin by 0.9%, partially offset by higher product costs that lowered gross margin by 0.5%.

Costs and Expenses

Following is a summary of the change in costs and expenses for the three months ended June 30, 2025:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the three months ended June 30, 2024	$35,773	$19,698	$6,658	$9,417
Change from:
Compensation costs	3,167	2,797	(58)	428
Marketing program costs	912	912	—	—
Travel costs	522	423	40	59
Occupancy related costs	(434)	(32)	(119)	(283)
Professional services fees and expenses	(160)	28	380	(568)
Research and development project costs (1)	(50)	—	(50)	—
Other costs and expenses	616	(22)	2	636
Total change	4,573	4,106	195	272
For the three months ended June 30, 2025	$40,346	$23,804	$6,853	$9,689
Percentage change	12.8%	20.8%	2.9%	2.9%
__________
(1)Product development costs and expenses represented approximately 53% and 52% of total research and development costs and expenses for the three months ended June 30, 2025 and 2024, respectively. Clinical trial costs and expenses represented approximately 47% and 48% of total research and development costs and expenses for the three months ended June 30, 2025 and 2024, respectively.

Other Expense, Net
Other expense, net for the three months ended June 30, 2025 decreased $400, or 26.8%, to $1,093, as compared to $1,493 for the three months ended June 30, 2024. The decrease in other expense, net was primarily due to increases of (i) $178 in other income and (ii) $16 in the change in fair value of the debt derivative liabilities and a decrease of $208 in interest expense.
Income Taxes
We had no income tax expense or benefit during the three months ended June 30, 2025 and 2024 due to the incurrence of fiscal year net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. The Internal Revenue Service is currently examining our 2021 federal income tax return. We do not believe that there are any material additional tax expenses or benefits.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$105,222	100.0%	$89,289	100.0%
Cost of goods sold	28,271	26.9	21,325	23.9
Gross profit	76,951	73.1	67,964	76.1
Costs and expenses:
Sales and marketing	44,849	42.6	39,513	44.3
Research and development	12,944	12.3	14,066	15.8
General and administrative	19,147	18.2	19,373	21.7
Total costs and expenses	76,940	73.1	72,952	81.7
Income (loss) from operations	11	—	(4,988)	(5.6)
Other income (expense):
Investment income	497	0.5	520	0.6
Interest expense	(4,227)	(4.0)	(4,512)	(5.1)
Change in fair value of debt derivative liabilities	322	0.3	529	0.6
Other income (expense), net	142	0.1	(105)	(0.1)
Total other expense, net	(3,266)	(3.1)	(3,568)	(4.0)
Net loss	$(3,255)	(3.1)%	$(8,556)	(9.6)%
Revenues
Revenues for the six months ended June 30, 2025 increased $15,933, or 17.8%, to $105,222, as compared to $89,289 for the six months ended June 30, 2024. The increase in revenues was primarily driven by an increase in unit volume of approximately 11.8%, as well as the net impact of changes in price and product mix of approximately 3.0% and 2.5%, respectively.
Gross Profit
Gross profit for the six months ended June 30, 2025 increased $8,987, or 13.2%, to $76,951, as compared to $67,964 for the six months ended June 30, 2024. Gross margin as a percentage of revenues was 73.1% and 76.1% for the six months ended June 30, 2025 and 2024, respectively. Lower margins on products sold, driven by higher product costs, lowered gross margin by 2.8% and an increase in inventory write-offs lowered gross margin by 0.5%. These decreases were partially offset by an increase of 0.4% from lower shipping costs on products sold.

Costs and Expenses

Following is a summary of the change in costs and expenses for the six months ended June 30, 2025:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the six months ended June 30, 2024	$72,952	$39,513	$14,066	$19,373
Change from:
Compensation costs	2,925	3,486	(477)	(84)
Marketing program costs	1,167	1,167	—	—
Travel costs	888	733	96	59
Professional services fees and expenses	41	47	483	(489)
Research and development project costs (1)	(1,005)	—	(1,005)	—
Occupancy related costs	(751)	(159)	(208)	(384)
Other costs and expenses	723	62	(11)	672
Total change	3,988	5,336	(1,122)	(226)
For the six months ended June 30, 2025	$76,940	$44,849	$12,944	$19,147
Percentage change	5.5%	13.5%	(8.0)%	(1.2)%
__________
(1)The decrease in research and development costs and expenses was primarily due to product development and clinical expenses. Product development costs include spending for a number of specific programs, including the non-clinical expenses related to the BLA for Avance Nerve Graft. Product development costs and expenses represented approximately 56% and 57% of total research and development costs and expenses for the six months ended June 30, 2025 and 2024, respectively. Clinical trial costs and expenses represented approximately 44% and 43% of total research and development costs and expenses for the six months ended June 30, 2025 and 2024, respectively.

Other Expense, Net
Other expense, net for the six months ended June 30, 2025 decreased $302, or 8.5%, to $3,266, as compared to $3,568 for the six months ended June 30, 2024. The decrease in other expense, net was primarily due to decreases of (i) $285 in interest expense and (ii) $247 in other expense. These decreases were partially offset by decreases of (i) $207 in the change in fair value of the debt derivative liabilities and (ii) $23 in investment income.
Income Taxes
We had no income tax expense or benefit during the six months ended June 30, 2025 and 2024 due to the incurrence of net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. The Internal Revenue Service is currently examining our 2021 federal income tax return. We do not believe that there are any material additional tax expenses or benefits.

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
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents and investments totaling $29,922. Our cash equivalent is comprised of a money market mutual fund and our investments consist of U.S. Treasuries. Our cash and cash equivalents and investments decreased $3,560 to $29,922 from $33,482 at December 31, 2024, primarily as a result of paying annual bonuses and the expenses incurred in connection with conducting our national sales meeting in the first quarter of 2025, partially offset by collections of receivables and proceeds from the exercise of stock options.

On June 30, 2025 and December 31, 2024, our current assets exceeded our current liabilities by $78,439 and $68,607, respectively, and we had a current ratio of 4.1x and 3.2x, respectively. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products, will allow us to fund our operations through at least the next twelve months from the date of issuance of the accompanying financial statements.
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(5,449)	$(8,101)
Investing activities	(5,608)	(4,484)
Financing activities	3,539	748
Net decrease in cash and cash equivalents, and restricted cash	$(7,518)	$(11,837)
Net Cash Used in Operating Activities
Net cash used in operating activities was $5,449 and $8,101 during the six months ended June 30, 2025 and 2024, respectively. The decrease in net cash used in operating activities of $2,652, or 32.7%, was due a decrease in net loss of $5,301, partially offset by the net unfavorable change of $2,588 in working capital accounts and noncash charges of $29.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $5,608 compared to $4,484 for the six months ended June 30, 2024. The unfavorable change in net cash used in investing activities of $1,124 was primarily due to the purchase of $7,837 of investments, offset by the sale of $4,000 of investments during the six months ended June 30, 2025, compared to purchases of $1,911 of investments during the six months ended June 30, 2024, and the decrease in purchases of property and equipment of $856.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3,539 and $748 for the six months ended June 30, 2025 and 2024, respectively, an increase of $2,791 due primarily to the increase in proceeds from the exercise of stock options.
Credit Facilities
As of June 30, 2025, we had $50,000 outstanding in indebtedness under the Credit Facility with $35,000 maturing on June 30, 2027 and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of the forward-looking term rate based on the secured overnight financing rate as set by the Federal Reserve Bank of New York plus 0.10% (“Adjusted SOFR”) or 2.0% (11.90% as of June 30, 2025). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.5% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
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
Contractual Obligations and Commitments

Contractual Obligations (in thousands)	2025 Remaining	2026-2027	2028-2029	Thereafter	Total
Credit Facility principal (1)	$—	$35,000	$15,000	$—	$50,000
Credit Facility interest (2)	2,975	9,816	892	—	13,683
Credit Facility revenue participation payments (3)	232	1,512	231	—	1,975
Operating and financing lease obligations (4)	2,089	7,404	6,306	15,386	31,185
Insurance financing agreements (5)	897	—	—	—	897
Total	$6,193	$53,732	$22,429	$15,386	$97,740
__________
(1)See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(2)Calculated using the forecasted interest rates used in the valuation of the debt derivative liabilities. See Note 6 - Fair Value Measurements in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(3)See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(4)See Note 7 - Leases in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(5)See Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2024 Annual Report on Form 10-K.
We have interest rate exposure as a result of the Credit Facility. As of June 30, 2025, the outstanding principal amount of our loans under the Credit Facility was $50,000. Interest on our loans under the Credit Facility is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (11.90% at June 30, 2025); provided that the interest rate shall never be less than 9.5%. Changes in the Adjusted SOFR rate may therefore affect our interest expense associated with the Credit Facility. An increase of 100 basis points in interest rates would increase interest expense by approximately $500 annually based on the amounts currently outstanding and would not materially affect our results of operations.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the Company’s quarter ended June 30, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 408 of Regulation S-K.

ITEM 6 - EXHIBITS

Exhibit Number	Description	Filings Referenced for Incorporation by Reference

10.1*	Separation Agreement, dated May 7, 2025, between the Company and Nir Naor	May 5, 2025, Form 8-K, Exhibit 10.1

10.2*	Employment Agreement, dated May 7, 2025, between the Company and Lindsey Hartley	May 5, 2025, Form 8-K, Exhibit 10.2

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Extension Labels Linkbase.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover pages do not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: August 5, 2025	/s/ Michael Dale
Michael Dale Chief Executive Officer and President (Principal Executive Officer)

Dated: August 5, 2025	/s/ Lindsey Hartley
Lindsey Hartley Chief Financial Officer (Principal Accounting Officer)