Form 10-Q
period 2025-09-30
Axogen, Inc.
filed 2025-10-29
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 27, 2025, the registrant had 46,122,289 shares of common stock outstanding.

Axogen, Inc.

i

Axogen, Inc.
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

•Our expectations regarding the potential impact of recent government actions and policies, including the One Big Beautiful Bill Act (“OBBBA”) and the October 2025 U.S. government shutdown, on our business, tax position, and regulatory processes, including the U.S. Food and Drug Administration (“FDA”) review of our Biologics License Application for Avance® Nerve Graft;

•Our expectations around the potential positive impact on our business of the American Association for Hand Surgery (“AAHS”) and the American Society for Reconstructive Microsurgery (“ASRM”) releasing official position statements recognizing allograft as a standard medical practice option for the treatment of peripheral nerve defects, as well as prior clinical guidelines released by the American Association of Oral and Maxillofacial Surgeons (“AAOMS”);

•Our expectations around the potential positive impact on our business of expanded coverage and reimbursement for peripheral nerve injuries using synthetic conduits or allografts;

•Our expectations around the anticipated approval of Avance® Nerve Graft by the FDA in December 2025; and

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

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,902	$27,554
Restricted cash	4,000	6,000
Investments	11,889	5,928
Accounts receivable, net of allowance for doubtful accounts of $1,075 and $788, respectively	30,775	24,105
Inventory	40,581	33,183
Prepaid expenses and other assets	3,309	2,447
Total current assets	114,456	99,217
Property and equipment, net	82,374	84,667
Operating lease right-of-use assets	13,137	14,265
Intangible assets, net	6,433	5,579
Total assets	$216,400	$203,728

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,672	$28,641
Current maturities of long-term lease obligations	2,336	1,969
Total current liabilities	28,008	30,610

Long-term debt, net of debt discount and financing fees	48,162	47,496
Long-term lease obligations	17,416	19,221
Debt derivative liabilities	1,868	2,400
Other long-term liabilities	141	94
Total liabilities	95,595	99,821

Commitments and contingencies - see Note 13

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 46,117,283 and 44,148,836 shares issued and outstanding, respectively	461	441
Additional paid-in capital	414,151	394,726
Accumulated deficit	(293,807)	(291,260)
Total shareholders’ equity	120,805	103,907
Total liabilities and shareholders’ equity	$216,400	$203,728
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$60,082	$48,644	$165,304	$137,933
Cost of goods sold	14,089	12,206	42,360	33,531
Gross profit	45,993	36,438	122,944	104,402
Costs and expenses:
Sales and marketing	25,680	18,924	70,529	58,437
Research and development	7,565	6,996	20,509	21,063
General and administrative	10,836	10,834	29,983	30,206
Total costs and expenses	44,081	36,754	121,021	109,706
Income (loss) from operations	1,912	(316)	1,923	(5,304)
Other income (expense):
Investment income	319	296	816	816
Rental income	—	90	—	90
Interest expense	(1,757)	(1,893)	(5,984)	(6,405)
Change in fair value of debt derivative liabilities	209	13	531	542
Other income (expense), net	25	(48)	167	(153)
Total other expense, net	(1,204)	(1,542)	(4,470)	(5,110)
Net income (loss)	$708	$(1,858)	$(2,547)	$(10,414)

Weighted average common shares outstanding - basic	46,494,598	43,882,110	45,905,069	43,610,481
Weighted average common shares outstanding - diluted	49,088,436	43,882,110	45,905,069	43,610,481

Net income (loss) per common share - basic	$0.02	$(0.04)	$(0.06)	$(0.24)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$(0.06)	$(0.24)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(2,547)	$(10,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,027	4,831
Amortization of right-of-use assets	294	889
Amortization of intangible assets	221	202
Amortization of debt discount and deferred financing fees	666	669
Provision for bad debts	358	604
Change in fair value of debt derivative liabilities	(531)	(542)
Investment gains	(238)	(95)
Stock-based compensation	13,501	12,830
Change in operating assets and liabilities:
Accounts receivable	(7,028)	(85)
Inventory	(7,398)	(6,343)
Prepaid expenses and other assets	(619)	1,189
Accounts payable and accrued expenses	(2,985)	(7,125)
Operating lease obligations	(833)	(1,303)
Cash paid for interest portion of financing lease obligations	(3)	(2)
Other long-term liabilities	(111)	495
Net cash used in operating activities	(2,226)	(4,200)

Cash flows from investing activities:
Purchase of property and equipment	(2,498)	(2,431)
Purchase of investments	(13,723)	(5,773)
Proceeds from sale of investments	8,000	—
Cash payments for intangible assets	(1,138)	(1,280)
Net cash used in investing activities	(9,359)	(9,484)

Cash flows from financing activities:
Cash paid for debt portion of financing lease obligations	(11)	(6)
Proceeds from exercise of stock options and ESPP stock purchases	5,944	1,326
Net cash provided by financing activities	5,933	1,320
Net decrease in cash and cash equivalents, and restricted cash	(5,652)	(12,364)
Cash and cash equivalents, and restricted cash, beginning of period	33,554	37,026
Cash and cash equivalents, and restricted cash, end of period	$27,902	$24,662

Supplemental disclosures of cash flow activity:
Cash paid for interest	$5,089	$5,736
Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment change in accounts payable and accrued expenses	$236	$114
Acquisition of intangible assets change in accounts payable and accrued expenses	$(63)	$14
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2025
Balance at June 30, 2025	45,765,290	$457	$406,334	$(294,515)	$112,276
Net income	—	—	—	708	708
Stock-based compensation	—	—	5,424	—	5,424
Issuance of restricted and performance stock units	81,925	1	(1)	—	—
Exercise of stock options	270,068	3	2,394	—	2,397
Balance at September 30, 2025	46,117,283	$461	$414,151	$(293,807)	$120,805

Nine Months Ended September 30, 2025
Balance at December 31, 2024	44,148,836	$441	$394,726	$(291,260)	$103,907
Net loss	—	—	—	(2,547)	(2,547)
Stock-based compensation	—	—	13,501	—	13,501
Issuance of restricted and performance stock units	1,301,062	13	(13)	—	—
Exercise of stock options and employee stock purchases under the ESPP	667,385	7	5,937	—	5,944
Balance at September 30, 2025	46,117,283	$461	$414,151	$(293,807)	$120,805

Three Months Ended September 30, 2024
Balance at June 30, 2024	43,824,738	$438	$385,101	$(289,852)	$95,687
Net loss	—	—	—	(1,858)	(1,858)
Stock-based compensation	—	—	5,004	—	5,004
Issuance of restricted and performance stock units	112,185	1	(1)	—	—
Exercise of stock options	65,400	1	573	—	574
Balance at September 30, 2024	44,002,323	$440	$390,677	$(291,710)	$99,407

Nine Months Ended September 30, 2024
Balance at December 31, 2023	43,124,496	$431	$376,530	$(281,296)	$95,665
Net loss	—	—	—	(10,414)	(10,414)
Stock-based compensation	—	—	12,830	—	12,830
Issuance of restricted and performance stock units	695,571	7	(7)	—	—
Exercise of stock options and employee stock purchases under the ESPP	182,256	2	1,324	—	1,326
Balance at September 30, 2024	44,002,323	$440	$390,677	$(291,710)	$99,407
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
2.Summary of Significant Accounting Policies

Please see Note 2 - Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”), filed with the SEC on February 26, 2025, for a description of all significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024, which are included in the 2024 Annual Report on Form 10-K.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company’s markets for the remainder of fiscal year 2025. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company’s cash and cash equivalents balances exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of September 30, 2025, $23,402 of the cash and cash equivalents balance were not FDIC-insured or were in excess of FDIC limits.
Restricted Cash
Amounts included in restricted cash represent those required to be set aside to meet contractual terms of a lease agreement held by the Company. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees - Other Credit Facilities.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported on the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown on the Condensed Consolidated Statements of Cash Flows as of the periods presented:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$23,902	$27,554
Restricted cash	4,000	6,000
Total Cash and cash equivalents, and Restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$27,902	$33,554
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
All other ASUs issued and not yet effective as of September 30, 2025 and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
3.    Inventory
Inventory consists of the following as of the periods presented:

(in thousands)	September 30, 2025	December 31, 2024
Finished goods	$35,159	$27,054
Work in process	1,454	1,325
Raw materials	3,968	4,804
Inventory	$40,581	$33,183
As of September 30, 2025 and December 31, 2024, the Company reserved $3,444 and $1,630, respectively, for potential losses relating to inventory.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
4.    Property and Equipment, Net
Property and equipment, net consist of the following as of the periods presented:

(in thousands)	September 30, 2025	December 31, 2024
Land	$731	$731
Building	60,679	60,679
Leasehold improvements	17,985	17,977
Processing equipment	14,480	13,950
Furniture and equipment	10,834	9,583
Projects in process	2,414	1,499
Finance lease right-of-use assets	159	159
Property and equipment, at cost	107,282	104,578
Less: accumulated depreciation	(24,908)	(19,911)
Property and equipment, net	$82,374	$84,667

Depreciation expense is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$1,642	$1,654	$5,027	$4,831

5.     Intangible Assets, Net
Intangible assets, net consist of the following as of the periods presented:

	September 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$7,120	$(1,327)	$5,793	$6,090	$(1,073)	$5,017

Unamortized intangible assets:
Trademarks	640	—	640	562	—	562
Total intangible assets	$7,760	$(1,327)	$6,433	$6,652	$(1,073)	$5,579
Amortization expense is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense	$88	$65	$221	$202

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
As of September 30, 2025, future amortization of patents is as follows:

(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$88
2026	360
2027	360
2028	360
2029	360
Thereafter	4,265
Total	$5,793

6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	September 30, 2025
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$15,087	$—	$—	$15,087
U.S. Treasuries	11,889	—	—	11,889
Total assets	$26,976	$—	$—	$26,976

Liabilities:
Debt derivative liabilities	$—	$—	$1,868	$1,868
__________
(1)Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

	December 31, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$19,399	$—	$—	$19,399
U.S. Treasuries	5,928	—	—	5,928
Total assets	$25,327	$—	$—	$25,327

Liabilities:
Debt derivative liabilities	$—	$—	$2,400	$2,400
__________
(1)Money market funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
The changes in Level 3 liabilities measured at fair value on a recurring basis for the periods indicated were as follows:

	Three Months Ended September 30,
(in thousands)	2025	2024
Balance at June 30, 2025 and 2024	$2,078	$2,458
Change in fair value included in net income (loss)	(210)	(13)
Balance at September 30, 2025 and 2024	$1,868	$2,445

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance at December 31, 2024 and 2023	$2,400	$2,987
Change in fair value included in net loss	(531)	(542)
Balance at September 30, 2025 and 2024	$1,868	$2,445
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three and nine months ended September 30, 2025 and 2024.
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
The significant inputs that are included in the valuation of the debt derivative liability - first tranche as of the periods presented include:

Input	September 30, 2025		December 31, 2024
Remaining term	1.8 years		2.5 years
Maturity date	June 30, 2027		June 30, 2027
Coupon rate	9.5% - 13.0%		9.5% - 13.0%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	11.29%	(1)	12.22%	(1)
Probability of mandatory prepayment event	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of note held-to-maturity (2)	80.0%	(1)	80.0%	(1)
__________
(1)Represents a significant unobservable input.
(2)See maturity date in table.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
The significant inputs that are included in the valuation of the debt derivative liability - second tranche as of the periods presented include:

Input	September 30, 2025		December 31, 2024
Remaining term	2.8 years		3.5 years
Maturity date	June 30, 2028		June 30, 2028
Coupon rate	9.5% - 13.0%		9.5% - 13.0%
Revenue participation payments	Maximum each year		Maximum each year
Discount rate	14.45%	(1)	15.48%	(1)
Probability of mandatory prepayment event	15.0%	(1)	15.0%	(1)
Estimated timing of mandatory prepayment event	March 31, 2026	(1)	March 31, 2026	(1)
Probability of optional prepayment event	5.0%	(1)	5.0%	(1)
Estimated timing of optional prepayment event	December 31, 2025	(1)	December 31, 2025	(1)
Probability of held-to-maturity (2)	80.0%	(1)	80.0%	(1)
__________
(1)Represents a significant unobservable input.
(2)See maturity date in table.
The fair values of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate the carrying values because of the short-term nature of these instruments. The carrying value and fair value of the Credit Facility were $50,000 and $51,137 at September 30, 2025 and $47,496 and $51,307 at December 31, 2024, respectively. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees.

7.    Leases
The Company leases administrative, manufacturing, research, and distribution facilities through operating leases. Several leases include fixed payments, including rent and non-lease components such as common area or other maintenance costs.
The components of total operating lease expense are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs	$919	$919	$2,749	$2,745
Short-term lease costs	158	135	420	510
Variable lease costs	65	129	113	418
Sublease income	(269)	—	(810)	—
Total operating lease expense	$873	$1,183	$2,472	$3,673

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Supplemental balance sheet information related to the operating and financing leases is as follows as of the periods indicated:

(in thousands, except lease term and discount rate)	September 30, 2025	December 31, 2024
Operating Leases
Right-of-use operating assets	$13,137	$14,265
Current maturities of long-term lease obligations	$2,326	$1,960
Long-term lease obligations	$17,393	$19,191

Financing Leases
Right-of-use financing assets, net of accumulated amortization (1)	$29	$37
Current maturities of long-term lease obligations	$10	$9
Long-term lease obligations	$23	$30

Weighted average operating lease term:	8.3 years	8.8 years
Weighted average financing lease term:	2.7 years	3.6 years

Weighted average discount rate - operating leases	10.89%	10.95%
Weighted average discount rate - financing leases	13.94%	14.06%
__________
(1)Financing leases are included in Property and equipment, net on the Condensed Consolidated Balance Sheets.
Future minimum lease payments under operating and financing leases as of September 30, 2025 are as follows:

(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$1,054
2026	4,284
2027	3,120
2028	3,119
2029	3,187
Thereafter	15,385
Total	30,149
Less: Imputed interest	(10,397)
Total lease obligations	19,752
Less: Current maturities of long-term lease obligations	(2,336)
Long-term lease obligations	$17,416
Lease Modifications
The Company accounts for lease revisions as a lease modification in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), when the modification effectively terminates the existing lease and creates a new lease. No lease modifications were recorded during the three and nine months ended September 30, 2025 and 2024.
Sublease Agreements
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

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Long-term debt, net of debt discount and financing fees consists of the following as of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Credit Facility - first tranche	$35,000	$35,000
Credit Facility - second tranche	15,000	15,000
Less: unamortized debt discount and deferred financing fees	(1,838)	(2,504)
Long-term debt, net of debt discount and financing fees	$48,162	$47,496
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
Each tranche under the Credit Facility requires quarterly interest payments for seven years. Interest is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (11.89% at September 30, 2025), provided that the interest rate shall never be less than 9.5%. Each tranche of the Credit Facility has a term of seven years from the date of issuance (with the first tranche issued on June 30, 2020, maturing on June 30, 2027, and the second tranche issued on June 30, 2021, maturing on June 30, 2028). In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided that, among other things, a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70,000 in any given year, after April 1, 2021, ending on the date upon which all amounts owed under the Credit Facility have been paid in full. This structure results in approximately 1.5% per year of additional interest payments on the outstanding loan amount. The Company recorded $756 as interest expense for this Revenue Participation Agreement for the nine months ended September 30, 2025 and 2024. The Company pays the quarterly debt interest on the last day of the quarter and for the three months ended September 30, 2025 and 2024 paid $1,519 and $1,652, respectively, and $4,512 and $4,917 for the nine months ended September 30, 2025 and 2024, respectively, to the Lender. As of September 30, 2025, the Company was in compliance with all financial covenants. The borrowings under the Credit Facility are secured by substantially all of the assets of the Company.
Embedded Derivatives
The debt derivative liabilities are recorded at fair value, with the change in fair value reported in Change in fair value of derivatives on the Condensed Consolidated Statements of Operations at each reporting date. The fair values of the debt derivative liabilities were $1,868 and $2,400 at September 30, 2025 and December 31, 2024, respectively. See Note 6 - Fair Value Measurements.
Unamortized Debt Discount and Financing Fees
The unamortized debt discount consists of the remaining initial fair values of the embedded derivatives related to the Credit Facility.
Financing fees for the Credit Facility were $642 and were recorded as a contra liability to Long-term debt on the Condensed Consolidated Balance Sheets.
Amortization of debt discount and deferred financing fees for the three months ended September 30, 2025 and 2024 was $225 and for the nine months ended September 30, 2025 and 2024, was $666 and $669, respectively.
Other Credit Facilities
The Company had restricted cash of $4,000 and $6,000 at September 30, 2025 and December 31, 2024, respectively, which represents collateral for an irrevocable standby letter of credit.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
9.     Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 11 - Stock-Based Compensation to its consolidated financial statements included in the 2024 Annual Report on Form 10-K.
During the nine months ended September 30, 2025, the following stock-based awards were granted to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan, with the exception of the inducement shares awarded as material inducement of employment to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Restricted Stock Units (1)	1st Quarter	583,300	$18.77
	2nd Quarter	541,069	$14.60
	3rd Quarter	176,730	$12.25

Performance Stock Units (2)(3)	1st Quarter	526,300	$22.58
	2nd Quarter	95,500	$17.30

Inducement Shares (4)
Restricted Stock Units	1st Quarter	103,000	$18.52
Restricted Stock Units	2nd Quarter	45,000	$17.81
Performance Stock Units	1st Quarter	58,000	$22.36
__________
(1)Restricted Stock Units (“RSUs”) awarded to certain officers and employees during the first, second, and third quarters of 2025 vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. Included in the second quarter RSUs are 103,767 units awarded to the Board of Directors for their annual fee, vesting one year from the date of the award. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(2)Performance Stock Units (“PSUs”) were awarded to certain executive officers and other employees during the first and second quarters of 2025 with a target of 545,300 shares and performance metrics tied to the Company’s revenue compounded annual growth rate (“CAGR”) from 2025 through 2027 and total shareholder return (“TSR”) relative to its peers (“CAGR TSR PSUs”) with a payout ranging from 0% to 200% upon achievement of specific revenue CAGR and relative TSR goals. The CAGR TSR PSUs vest at the end of the three-year period upon determination of the results at the end of the performance period. PSUs were awarded to certain employees during the second quarter of 2025 with a target of 69,500 shares and performance metrics tied to the achievement of sales quota goals.
(3)7,000 BLA PSUs were awarded to an employee related to work on the Biologics License Application (“BLA”) for Avance® Nerve Graft during the first quarter of 2025. The number of shares was allocated to certain milestones related to the BLA approval by the FDA. The performance measure is based upon achieving each of the specific milestones and will vest upon achieving each of the milestones but not sooner than one year after the grant date.
(4)Inducement shares were issued to certain employees as a material inducement to entering into employment with the Company during the first and second quarters of 2025 in accordance with Nasdaq Listing Rule 5635(c)(4). The RSUs vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. The PSUs granted are TSR PSUs that are tied to the Company’s share price targets with a payout range from 0% to 200% upon achievement of specific average share prices over a 30-day trading period immediately preceding the end of the performance period of February 22, 2024 through February 22, 2027. The performance measure is based upon achieving each of the specific milestones and the awards will vest upon achieving each of the milestones but not sooner than one year after the grant date.
Total stock-based compensation expense is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$5,424	$5,004	$13,501	$12,830

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
10.     Net Income (Loss) Per Common Share
The following reflects the net income (loss) attributable to common shareholders and share data used in the basic and diluted net income (loss) per common share computations using the two-class method for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss)	$708	$(1,858)	$(2,547)	$(10,414)

Denominator:
Weighted average shares outstanding - basic	46,494,598	43,882,110	45,905,069	43,610,481
Weighted average shares outstanding - diluted	49,088,436	43,882,110	45,905,069	43,610,481

Net income (loss) per common share - basic	$0.02	$(0.04)	$(0.06)	$(0.24)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$(0.06)	$(0.24)

Anti-dilutive shares excluded from the calculation of diluted income (loss) per share (1)
Stock options	551,652	1,678,775	728,199	3,077,373
Restricted and performance stock units	1,631,075	319,136	1,159,489	513,975
__________
(1)Common equivalent shares for the three months ended September 30, 2024 and nine months ended September 30, 2025 and 2024 are not included in the diluted per share calculations as they would be anti-dilutive if the Company were in a net income position.

11.     Income Taxes
The Company has no recorded income tax expense or income tax benefit for the three and nine months ended September 30, 2025 and 2024 due to the generation of fiscal year net operating losses, the benefits of which have been fully reserved.
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities as measured by enacted state and federal tax rates. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. As of September 30, 2025 and December 31, 2024, management assessed the realizability of deferred tax assets. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management determined that a full valuation allowance was necessary as of September 30, 2025 and December 31, 2024. A portion of the net operating loss carryforwards may expire due to limitations imposed by Section 382 of the Internal Revenue Code (“IRC”). In addition, future utilization of the available net operating loss carryforwards may be limited under IRC Section 382 as a result of changes in ownership.
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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research and development cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The new legislation did not have a material impact on the Company’s effective tax rate in 2025.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
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

13.     Commitments and Contingencies
Service Agreements

The Company pays a third party a facility fee for the use of cleanrooms, manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support pursuant to a License and Services Agreement, as amended (the “License and Services Agreement”). Pursuant to the License and Services Agreement, the Company recorded expenses of $233 for the three months ended September 30, 2025 and 2024, and $686 and $706 for the nine months ended September 30, 2025 and 2024, respectively, within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations. The License and Services Agreement was amended on December 31, 2023 extending the term through December 31, 2026. The License and Services Agreement may be terminated by either party by providing an eighteen-month written notice. The Company utilizes the same third-party vendor for processing and packaging of Avive+ Soft Tissue Matrix™.

Distribution and Supply Agreements

In August 2008, the Company entered into an exclusive distribution agreement with a third party (the “Distributor”) to distribute the Axoguard Nerve Connector® and Axoguard Nerve Protector™ products worldwide and the parties subsequently amended the agreement on August 4, 2023. The distribution agreement expires on December 31, 2030. The distribution agreement establishes a formula for the transfer cost of the Axoguard Nerve Connector® and Axoguard Nerve Protector™ products and requires certain minimum purchases by the Company, although, through mutual agreement, the parties have not established such minimums; and, to date, have not enforced such provision. Under the distribution agreement, the Company provides purchase orders to the Distributor, and the Distributor fulfills the purchase orders. The distribution agreement allows for termination provisions for both parties.

In June 2017, the Company entered into the Nerve End Cap Supply Agreement (the “Supply Agreement”) with the Distributor whereby the Distributor is the exclusive contract manufacturer of the Axoguard Nerve Cap®, and the parties subsequently amended the agreement on August 4, 2023. The Supply Agreement expires on December 31, 2030. The Supply Agreement establishes the terms and conditions in which the Distributor will manufacture the product for the Company. Under the Supply Agreement, the Company provides purchase orders to the Distributor and the Distributor fulfills the purchase orders. The Supply Agreement allows for termination provisions for both parties.

In May 2023, the Company entered into the Supply and Manufacturing Agreement (the “HA+ Supply Agreement”) with the Distributor whereby the Distributor is the exclusive contract manufacturer of the Axoguard HA+ Nerve Protector™. The HA+ Supply Agreement expires on July 1, 2030. The HA+ Supply Agreement establishes the terms and conditions in which the Distributor will manufacture, package, label and deliver the product to the Company. Under the HA+ Supply Agreement, the Company provides purchase orders to the Distributor, and the Distributor fulfills the purchase orders. The HA+ Supply Agreement allows for termination provisions for both parties.

The loss of the Company’s ability to sell the Axoguard Nerve Connector®, Axoguard Nerve Protector™, Axoguard Nerve Cap® and Axoguard HA+ Nerve Protector™ products could have a material adverse effect on the Company’s business until other replacement products would become available.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Insurance Financing Agreements

The Company finances some of its commercial insurance policies. Outstanding payments owed under the insurance financing agreements are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. The amounts owed under the insurance financing agreements were $410 and $1,255 as of September 30, 2025 and December 31, 2024, respectively.

Processing Facilities

The Company is highly dependent on the continued availability of its processing facilities at its Axogen Processing Center (the “APC Facility”) in Vandalia, Ohio and the facility it leases in Dayton, Ohio and could be harmed if the physical infrastructure of these facilities is unavailable for any prolonged period of time.

Certain Economic Development Grants

The Company obtained certain economic development grants from state and local authorities totaling up to $2,685, including $1,250 of cash grants, to offset costs to acquire and develop the APC Facility. Certain of these economic development grants were subject to fixed asset investments and job creation milestones by December 31, 2024 and have clawback clauses if the Company does not meet the job creation milestones. The Company has not met certain job creation milestones and has requested a reduction or waiver of clawbacks or extensions from the grant authorities to extend the job creation milestones evaluation date from December 31, 2024 and the expiration date to December 31, 2026. During the nine months ended September 30, 2025, the Company received notice from certain grant authorities waiving any action in connection with the December 31, 2024 job creation milestones evaluation date and extending the evaluation period through the Company’s next annual report. The Company is continuing discussions with grant authorities regarding the evaluation, expiration and clawbacks of the job creation milestones. The Company could be obligated to pay back up to approximately $950 as of September 30, 2025 related to these grants. As of September 30, 2025, the Company has received $1,250 in cash grants related to these economic development grants.

Fair Value of the Debt Derivative Liabilities

The fair value of the debt derivative liabilities is $1,868 as of September 30, 2025. The fair value of the debt derivative liabilities was determined using a probability-weighted expected return model based upon three potential settlement scenarios for the Credit Facility. The estimated settlement value of each scenario includes any required make-whole payment, and then discounted to present value using a discount rate that is derived based upon the initial terms of the Credit Facility at issuance and corroborated utilizing a synthetic rating analysis. The calculated fair values under the three scenarios are then compared to the fair value of a plain vanilla note, with the difference reflecting the fair value of the debt derivative liabilities. The Company estimated the make-whole payments required under each scenario according to the terms of the Credit Facility to generate an internal rate of return equal to 11.5% through the scheduled maturity dates, less the total of all quarterly interest and royalty payments previously paid to the Lender. The calculation utilized the XIRR function in Microsoft Excel as required by the Credit Facility. If the debt is not prepaid but instead is held to its scheduled maturities, the Company’s estimate of the make-whole payment for the first tranche and second tranche of the Credit Facility due on June 30, 2027 and June 30, 2028, respectively, are approximately zero. The Company has consistently applied this approach since the inception of the debt agreement on June 30, 2020.

The Company has become aware that the Lender may have an alternative interpretation of the calculation of the make-whole payments that the Company believes does not properly utilize the same methodology utilized by the XIRR function in Microsoft Excel as described in the Credit Facility. Under the Credit Facility, the Company has the option to hold payment obligations until maturity or at anytime prepay, in whole or in part, its obligations, including the Revenue Participation Agreement, by making a payment in the amount using the alternative interpretation of the calculation, generating an internal rate of return of 11.5% of the outstanding principal amount, reduced by the sum of the interest and principal previously paid and all amounts paid under the Revenue Participation Agreement. The Company estimates the top end of the range of the make-whole payments if the debt is held to its scheduled maturities under an alternative interpretation to be approximately $9,000 for the first tranche of the Credit Facility due on June 30, 2027 and approximately $3,000 for the second tranche of the Credit Facility due on June 30, 2028. Further, if the debt is prepaid prior to its scheduled maturity dates and subject to the alternative interpretation, the make-whole payments would be larger than the amounts herein. Under the alternative interpretation of the

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
calculation, if the Credit Facility was to be prepaid in whole as of September 30, 2025, the make-whole payment, in excess of the outstanding principal of the Credit Facility, is estimated to be approximately $25,200.

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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research and development cost expensing, and the business interest expense limitation. The new legislation did not have a material impact on our effective tax rate in 2025.

On October 1, 2025, the U.S. government entered a shutdown, introducing additional uncertainty across the FDA regulatory environment. We do not anticipate a material impact on our near-term operations as a result of the shutdown. Our Biologics License Application (“BLA”) for Avance® Nerve Graft is funded through the Prescription Drug User Fee Act (“PDUFA”) program, which is generally exempt from short-term shutdown disruptions. To date, we have maintained ongoing communication with the FDA regarding the BLA for Avance® Nerve Graft and expect agency action by the December 5, 2025 PDUFA target date.
Summary of Operational and Business Highlights
•Revenues were $60,082 for the quarter ended September 30, 2025, an increase of $11,438 or 23.5% compared to the quarter ended September 30, 2024.
•Gross profit was $45,993 for the quarter ended September 30, 2025, an increase of $9,555 or 26.2% compared to the quarter ended September 30, 2024.
•The American Association of Hand Surgery (“AAHS”) and the American Society for Reconstructive Microsurgery (“ASRM”) released official position statements recognizing nerve allograft as a standard medical practice option for the treatment of peripheral nerve defects during the third quarter 2025. Including the previously released clinical practice guidelines from the American Association of Oral and Maxillofacial Surgeons (“AAOMS”), the number of societies with positional statements or clinical practice guidelines increased to three.
•Expanded coverage and reimbursement for nerve repair for peripheral nerve injuries using synthetic conduits or allografts, increasing the total number of new lives covered in 2025 to approximately 18.1 million and bringing coverage amongst commercial payers to more than 64%.
•The FDA accepted the filing of our BLA for Avance® Nerve Graft on November 1, 2024, and assigned a PDUFA goal date of September 5, 2025. On August 22, 2025 we received a communication from the FDA stating that our submission of facility and manufacturing information, provided in response to an FDA information request, constituted a major amendment to our BLA for Avance® Nerve Graft. The FDA indicated that the submission contained a substantial amount of new manufacturing or facility information not previously submitted to or reviewed by the Agency. As a result, the FDA extended the PDUFA goal date to December 5, 2025. FDA approval of the BLA for Avance® Nerve Graft is now anticipated by December 5, 2025.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended September 30,
	2025		2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$60,082	100.0%	$48,644	100.0%
Cost of goods sold	14,089	23.4	12,206	25.1
Gross profit	45,993	76.6	36,438	74.9
Costs and expenses:
Sales and marketing	25,680	42.7	18,924	38.9
Research and development	7,565	12.6	6,996	14.4
General and administrative	10,836	18.1	10,834	22.3
Total costs and expenses	44,081	73.4	36,754	75.6
Income (loss) from operations	1,912	3.2	(316)	(0.6)
Other income (expense):
Investment income	319	0.5	296	0.6
Rental income	—	—	90	0.2
Interest expense	(1,757)	(2.9)	(1,893)	(3.9)
Change in fair value of debt derivative liabilities	209	0.4	13	—
Other income, net	25	—	(48)	(0.1)
Total other expense, net	(1,204)	(2.0)	(1,542)	(3.2)
Net income (loss)	$708	1.2%	$(1,858)	(3.8)%
Revenues
Revenues for the three months ended September 30, 2025 increased $11,438, or 23.5%, to $60,082, as compared to $48,644 for the three months ended September 30, 2024. The increase in revenues was primarily driven by an increase in unit volume and mix, as well as the impact of changes in price.

During the three months ended September 30, 2025, we discontinued our case stock sales program for Avance® Nerve Graft, which previously allowed for multiple Avance® Nerve Grafts to be shipped to a sales representative for delivery to a surgeon and for unused product to be returned. Under this program, revenue was recognized only upon product use or implantation. With the discontinuation of the case stock program for Avance® Nerve Graft and the transition of some customers to direct orders, where revenue is recognized upon shipment or delivery, we estimate our revenue for the three months ended September 30, 2025 was positively impacted by $1.6 million, or approximately 3%, reflecting the shift in customer ordering behavior and timing of revenue recognition.

Gross Profit
Gross profit for the three months ended September 30, 2025 increased $9,555, or 26.2%, to $45,993, as compared to $36,438 for the three months ended September 30, 2024. Gross margin as a percentage of revenues was 76.6% and 74.9% for the three months ended September 30, 2025 and 2024, respectively. Higher margins, driven by lower inventory write-offs and shipping costs on products sold, increased gross margin by 1.7%, partially offset by higher product costs that lowered gross margin by 0.4%.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Costs and Expenses

Following is a summary of the change in costs and expenses for the three months ended September 30, 2025:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the three months ended September 30, 2024	$36,754	$18,924	$6,996	$10,834
Change from:
Compensation costs	4,723	4,886	781	(944)
Marketing program costs	1,123	1,123	—	—
Travel costs	759	641	66	52
Professional services fees and expenses	400	34	(75)	441
Occupancy related costs	(259)	(49)	(79)	(131)
Research and development project costs (1)	(138)	—	(138)	—
Other costs and expenses	719	121	14	584
Total change	7,327	6,756	569	2
For the three months ended September 30, 2025	$44,081	$25,680	$7,565	$10,836
Percentage change	19.9%	35.7%	8.1%	—%
__________
(1)Product development costs and expenses represented approximately 53% and 52% of total research and development costs and expenses for the three months ended September 30, 2025 and 2024, respectively. Clinical trial costs and expenses represented approximately 47% and 48% of total research and development costs and expenses for the three months ended September 30, 2025 and 2024, respectively.

Other Expense, Net
Other expense, net for the three months ended September 30, 2025 decreased $338, or 21.9%, to $1,204, as compared to $1,542 for the three months ended September 30, 2024. The decrease in total other expense, net was primarily due to increases of (i) $196 in the change in fair value of the debt derivative liabilities and (ii) $73 in other income and a decrease of $136 in interest expense. These decreases were partially offset by a decrease of $90 in rental income.
Income Taxes
We had no income tax expense or benefit during the three months ended September 30, 2025 and 2024 due to the incurrence of fiscal year net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. The Internal Revenue Service is currently examining our 2021 federal income tax return. We do not believe that there are any material additional tax expenses or benefits.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Nine Months Ended September 30,
	2025		2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$165,304	100.0%	$137,933	100.0%
Cost of goods sold	42,360	25.6	33,531	24.3
Gross profit	122,944	74.4	104,402	75.7
Costs and expenses:
Sales and marketing	70,529	42.7	58,437	42.4
Research and development	20,509	12.4	21,063	15.3
General and administrative	29,983	18.1	30,206	21.9
Total costs and expenses	121,021	73.2	109,706	79.5
Income (loss) from operations	1,923	1.2	(5,304)	(3.8)
Other income (expense):
Investment income	816	0.5	816	0.6
Rental income	—	—	90	0.1
Interest expense	(5,984)	(3.6)	(6,405)	(4.6)
Change in fair value of debt derivative liabilities	531	0.3	542	0.4
Other income (expense), net	167	0.1	(153)	(0.1)
Total other expense, net	(4,470)	(2.7)	(5,110)	(3.7)
Net loss	$(2,547)	(1.5)%	$(10,414)	(7.6)%
Revenues
Revenues for the nine months ended September 30, 2025 increased $27,371, or 19.8%, to $165,304, as compared to $137,933 for the nine months ended September 30, 2024. The increase in revenues was primarily driven by an increase in unit volume and mix, as well as the impact of changes in price.
During the nine months ended September 30, 2025, we discontinued our case stock sales program for Avance® Nerve Graft, which previously allowed for multiple Avance® Nerve Grafts to be shipped to a sales representative for delivery to a surgeon and for unused product to be returned. Under this program, revenue was recognized only upon product use or implantation. With the discontinuation of the case stock program for Avance® Nerve Graft and the transition of some customers to direct orders, where revenue is recognized upon shipment or delivery, we estimate our revenue for the nine months ended September 30, 2025 was positively impacted by $1.6 million, or approximately 1%, reflecting the shift in customer ordering behavior and timing of revenue recognition.
Gross Profit
Gross profit for the nine months ended September 30, 2025 increased $18,542, or 17.8%, to $122,944, as compared to $104,402 for the nine months ended September 30, 2024. Gross margin as a percentage of revenues was 74.4% and 75.7% for the nine months ended September 30, 2025 and 2024, respectively. Lower margins on products sold, driven by higher product costs, lowered gross margin by 1.9%. This decrease was partially offset by increases of 0.4% from lower shipping costs on products sold and 0.2% from lower inventory write-offs.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Costs and Expenses

Following is a summary of the change in costs and expenses for the nine months ended September 30, 2025:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the nine months ended September 30, 2024	$109,706	$58,437	$21,063	$30,206
Change from:
Compensation costs (1)	7,648	8,372	304	(1,028)
Marketing program costs	2,290	2,290	—	—
Travel costs	1,647	1,374	162	111
Professional services fees and expenses	441	81	408	(48)
Research and development project costs (2)	(1,143)	—	(1,143)	—
Occupancy related costs	(1,010)	(208)	(287)	(515)
Other costs and expenses	1,442	183	2	1,257
Total change	11,315	12,092	(554)	(223)
For the nine months ended September 30, 2025	$121,021	$70,529	$20,509	$29,983
Percentage change	10.3%	20.7%	(2.6)%	(0.7)%
__________
(1)The increase in sales and marketing compensation costs is primarily due to higher: (i) sales commissions and salaries, due to higher sales volume and headcount, (ii) share-based compensation and (iii) employee benefits.
(2)The decrease in research and development costs and expenses was primarily due to product development and clinical expenses. Product development costs include spending for a number of specific programs, including the non-clinical expenses related to the BLA for Avance® Nerve Graft. Product development costs and expenses represented approximately 42% and 54% of total research and development costs and expenses for the nine months ended September 30, 2025 and 2024, respectively. Clinical trial costs and expenses represented approximately 46% of total research and development costs and expenses for the nine months ended September 30, 2025 and 2024.

Other Expense, Net
Other expense, net for the nine months ended September 30, 2025 decreased $640, or 12.5%, to $4,470, as compared to $5,110 for the nine months ended September 30, 2024. The decrease in total other expense, net was primarily due to a decrease of $421 in interest expense and $167 of Other income, net during the nine months ended September 30, 2025 as compared to $153 of Other expense, net during the nine months ended September 30, 2024. These decreases were partially offset by decreases of $90 in rental income and $11 in the change in fair value of the debt derivative liabilities.
Income Taxes
We had no income tax expense or benefit during the nine months ended September 30, 2025 and 2024 due to the incurrence of net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. The Internal Revenue Service is currently examining our 2021 federal income tax return. We do not believe that there are any material additional tax expenses or benefits.

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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents and investments totaling $35,791. Our cash equivalent is comprised of a money market mutual fund and our investments consist of U.S. Treasuries. Our cash and cash equivalents and investments increased $2,309 to $35,791 from $33,482 at December 31, 2024, primarily as a result of an increase in proceeds from the exercise of stock options and the release of $2,000 of restricted cash under the contractual terms of a lease agreement, partially offset by cash used for the payment of annual bonuses and expenses incurred in connection with conducting our national sales meeting during the first quarter of 2025.
On September 30, 2025 and December 31, 2024, our current assets exceeded our current liabilities by $86,448 and $68,607, respectively, and we had a current ratio of 4.1x and 3.2x, respectively. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products, will allow us to fund our operations through at least the next twelve months from the date of issuance of the accompanying financial statements.
Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(2,226)	$(4,200)
Investing activities	(9,359)	(9,484)
Financing activities	5,933	1,320
Net decrease in cash and cash equivalents, and restricted cash	$(5,652)	$(12,364)
Net Cash Used in Operating Activities
Net cash used in operating activities was $2,226 and $4,200 during the nine months ended September 30, 2025 and 2024, respectively. The decrease in net cash used in operating activities of $1,974, or 47.0%, was due a decrease in net loss of $7,867, partially offset by the net unfavorable change of $5,666 in working capital accounts and noncash charges of $90.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $9,359 compared to $9,484 for the nine months ended September 30, 2024. The favorable change in net cash used in investing activities of $125 was primarily due to the sale of $8,000 of investments, offset by the purchase of $13,723 of investments during the nine months ended September 30, 2025, compared to purchases of $5,773 of investments during the nine months ended September 30, 2024, and a decrease in payments for intangible assets of $142, partially offset by an increase in purchases of property and equipment of $67.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5,933 and $1,320 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $4,613 primarily due to an increase in proceeds from the exercise of stock options.
Credit Facilities
As of September 30, 2025, we had $50,000 outstanding in indebtedness under the Credit Facility with $35,000 maturing on June 30, 2027 and $15,000 maturing on June 30, 2028. Quarterly interest only and revenue participation payments are due through each of the maturity dates. Interest is calculated as 7.5% plus the greater of the forward-looking term rate based on the secured overnight financing rate as set by the Federal Reserve Bank of New York plus 0.10% (“Adjusted SOFR”) or 2.0% (11.89% as of September 30, 2025). Revenue participation payments are calculated as a percentage of our net revenues, up to $70,000 in any given year, adding approximately 1.5% per year of additional interest payments on the outstanding indebtedness. Upon each maturity date or upon such date earlier repayment occurs, we will repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the lender equal to 11.5%, less the total of all

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
quarterly interest and revenue participation payments previously paid. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees and Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
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
Contractual Obligations and Commitments

(in thousands)	2025 Remaining	2026-2027	2028-2029	Thereafter	Total
Credit Facility principal (1)	$—	$35,000	$15,000	$—	$50,000
Credit Facility interest (2)	1,486	9,810	892	—	12,188
Credit Facility revenue participation payments (3)	—	1,512	231	—	1,743
Operating and finance lease obligations (4)	1,054	7,404	6,306	15,385	30,149
Insurance financing agreement (5)	410	—	—	—	410
Total	$2,950	$53,726	$22,429	$15,385	$94,490
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

Axogen, Inc.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2024 Annual Report on Form 10-K.
We have interest rate exposure as a result of the Credit Facility. As of September 30, 2025, the outstanding principal amount of our loans under the Credit Facility was $50,000. Interest on our loans under the Credit Facility is calculated as 7.5% plus the greater of Adjusted SOFR or 2.0% (11.89% at September 30, 2025); provided that the interest rate shall never be less than 9.5%. Changes in the Adjusted SOFR rate may therefore affect our interest expense associated with the Credit Facility. An increase of 100 basis points in interest rates would increase interest expense by approximately $500 annually based on the amounts currently outstanding and would not materially affect our results of operations.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

Axogen, Inc.
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
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K, except as set forth below. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2024, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the SEC. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline, and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

Disruptions at the FDA or other regulatory agencies could negatively impact our business

Changes in government funding, shutdowns, or policy shifts may disrupt the operations of regulatory agencies such as the FDA, potentially delaying product reviews and approvals. A prolonged government shutdown could adversely impact the FDA’s user-fee resources and slow the timing of regulatory decisions that may have a material impact on our business. Although our Biologics License Application (“BLA”) for the Avance® Nerve Graft is funded through the Prescription Drug User Fee Act (“PDUFA”) program, which is generally exempt from short-term shutdown impacts, the ongoing U.S. government shutdown that began on October 1, 2025, has introduced additional uncertainty across the regulatory environment. We continue to anticipate FDA action on the BLA by the December 5, 2025 PDUFA target date. However, a prolonged shutdown or future funding disruptions could limit agency resources, delay regulatory decisions or otherwise adversely affect the timing and outcome of reviews that may have a material impact on our business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the Company’s quarter ended September 30, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 408 of Regulation S-K.

Axogen, Inc.
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

Axogen, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: October 29, 2025	/s/ Michael Dale
Michael Dale Chief Executive Officer and President (Principal Executive Officer)

Dated: October 29, 2025	/s/ Lindsey Hartley
Lindsey Hartley Chief Financial Officer (Principal Accounting Officer)