Form 10-Q
period 2026-03-31
Axogen, Inc.
filed 2026-04-28
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 24, 2026, the registrant had 53,177,824 shares of common stock outstanding.

Axogen, Inc.

i

Axogen, Inc.
Forward-Looking Statements
From time to time, in reports filed with the United States Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q), in press releases, and in other communications to shareholders or the investment community, Axogen, Inc. (including Axogen, Inc.’s wholly owned subsidiaries, Axogen Corporation, Axogen Processing Corporation, Axogen Germany GmbH and Axogen Europe GmbH, the “Company,” “Axogen,” “we,” “our,” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which the Company is active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

The forward-looking statements in this Form 10-Q include, but are not limited to, the following:

•Our belief that we will continue to drive growth in the nerve protection category;

•Our expectations around our targeted strategy relating to the expansion of nerve repair indications with a focus on deepening our presence in high-potential accounts;

•Our expectations of satisfying certain job creation milestones by the end of December 31, 2026 pursuant to our cash grants related to certain economic development grants for our Axogen Processing Center in Vandalia, Ohio;

•Our expectations around the potential positive impact on our business of expanded coverage and reimbursement for peripheral nerve injuries using synthetic conduits or allografts; and

•Our belief that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products will allow us to fund our operations through at least the next twelve months.

The forward-looking statements are and will be subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q should be evaluated together with the many risks and uncertainties that affect the Company’s business and its market, particularly those discussed in the risk factors and cautionary statements set forth in the Company’s filings with the SEC, including as described in “Risk Factors” included in Item 1A and “Risk Factor Summary” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected. The forward-looking statements are representative only as of the date they are made and, except as required by applicable law, the Company assumes no responsibility to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$82,654	$35,548
Restricted cash	2,000	4,000
Investments	18,947	5,980
Accounts receivable, net of allowance for doubtful accounts of $822 and $948, respectively	28,313	26,169
Inventory	46,074	42,373
Prepaid expenses and other assets	6,720	6,352
Total current assets	184,708	120,422
Property and equipment, net	83,038	81,783
Operating lease right-of-use assets	14,280	12,732
Intangible assets, net	7,270	6,750
Other assets	192	—
Total assets	$289,488	$221,687

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$23,898	$21,184
Current maturities of long-term lease obligations	2,115	2,372
Total current liabilities	26,013	23,556

Long-term debt, net of debt discount and financing fees	—	48,387
Long-term lease obligations	18,527	16,870
Debt derivative liabilities	—	3,886
Other long-term liabilities	140	141
Total liabilities	44,680	92,840

Commitments and contingencies - see Note 14

Shareholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 53,153,471 and 47,199,797 shares issued and outstanding, respectively	532	472
Additional paid-in capital	570,823	435,338
Accumulated deficit	(326,547)	(306,963)
Total shareholders’ equity	244,808	128,847
Total liabilities and shareholders’ equity	$289,488	$221,687
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$61,457	$48,560
Cost of goods sold	15,268	13,627
Gross profit	46,189	34,933
Costs and expenses:
Sales and marketing	28,633	21,045
Research and development	7,517	6,091
General and administrative	12,871	9,458
Total costs and expenses	49,021	36,594
Loss from operations	(2,832)	(1,661)
Other income (expense):
Investment income	768	272
Interest expense	(694)	(2,250)
Loss on extinguishment of debt	(16,849)	—
Change in fair value of debt derivative liabilities	—	(158)
Other income (expense), net	23	(37)
Total other expense, net	(16,752)	(2,173)
Net loss	$(19,584)	$(3,834)

Weighted average common shares outstanding - basic	51,591,504	45,204,076
Weighted average common shares outstanding - diluted	51,591,504	45,204,076

Net loss per common share - basic	$(0.38)	$(0.08)
Net loss per common share - diluted	$(0.38)	$(0.08)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(19,584)	$(3,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,604	1,728
Amortization of right-of-use assets	420	87
Amortization of intangible assets	101	67
Amortization of debt discount and deferred financing fees	68	220
(Recovery of) provision for bad debts	(120)	187
Change in fair value of debt derivative liabilities	—	158
Investment losses (gains), net	33	(45)
Loss on extinguishment of debt	16,849	—
Stock-based compensation expense	6,843	2,909
Change in operating assets and liabilities:
Accounts receivable	(2,024)	(2,377)
Inventory	(3,701)	(2,321)
Prepaid expenses and other assets	(368)	(489)
Other assets	(192)	—
Accounts payable and accrued expenses	2,198	(9,079)
Operating lease obligations	(559)	(452)
Cash paid for interest portion of financing lease obligations	(2)	(1)
Other long-term liabilities	(1)	63
Net cash provided by (used in) operating activities	1,565	(13,179)

Cash flows from investing activities:
Purchase of property and equipment	(2,789)	(256)
Purchase of investments	(19,000)	—
Proceeds from sale of investments	6,000	2,000
Cash payments for intangible assets	(175)	(405)
Net cash (used in) provided by investing activities	(15,964)	1,339

Cash flows from financing activities:
Proceeds from issuance of common stock	134,044	—
Payment of stock issuance costs	(792)	—
Repayment of long-term debt	(48,585)	—
Fees paid to lender related to debt extinguishment	(20,498)	—
Fees paid to third parties related to debt extinguishment	(107)	—
Payments of employee tax withholding on vested stock awards	(8,776)	—
Cash paid for debt portion of financing lease obligations	(7)	(1)
Proceeds from exercise of stock options	4,226	2,383
Net cash provided by financing activities	59,505	2,382
Net increase (decrease) in cash and cash equivalents, and restricted cash	45,106	(9,458)
Cash and cash equivalents, and restricted cash, beginning of period	39,548	33,554
Cash and cash equivalents, and restricted cash, end of period	$84,654	$24,096

Supplemental disclosures of cash flow activity:
Cash paid for interest	$625	$1,513
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment change in accounts payable and accrued expenses	$70	$116
Acquisition of right-of-use asset in exchange for a lease liability	$1,967	$—
Acquisition of intangible assets change in accounts payable and accrued expenses	$446	$(36)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2026
Balance at December 31, 2025	47,199,797	$472	$435,338	$(306,963)	$128,847
Net loss	—	—	—	(19,584)	(19,584)
Issuance of common shares	4,600,000	46	133,206	—	133,252
Stock-based compensation	—	—	6,843	—	6,843
Issuance of restricted and performance stock units, net of shares withheld for withholding taxes	985,796	10	(8,786)	—	(8,776)
Exercise of stock options	367,878	4	4,222	—	4,226
Balance at March 31, 2026	53,153,471	$532	$570,823	$(326,547)	$244,808

Three Months Ended March 31, 2025
Balance at December 31, 2024	44,148,836	$441	$394,726	$(291,260)	$103,907
Net loss	—	—	—	(3,834)	(3,834)
Stock-based compensation	—	—	2,909	—	2,909
Issuance of restricted and performance stock units	1,105,214	11	(11)	—	—
Exercise of stock options	258,573	3	2,380	—	2,383
Balance at March 31, 2025	45,512,623	$455	$400,004	$(295,094)	$105,365
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)
1.    Nature of Business
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
2.    Summary of Significant Accounting Policies

Please see Note 2 - Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”), filed with the SEC on February 24, 2026, for a description of all significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025, which are included in the 2025 Annual Report on Form 10-K.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company’s markets for the remainder of fiscal year 2026. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company’s cash and cash equivalents balances exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of March 31, 2026, $82,154 of the cash and cash equivalents balance were not FDIC-insured or were in excess of FDIC limits.
Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported on the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown on the Condensed Consolidated Statements of Cash Flows as of the periods presented:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$82,654	$35,548
Restricted cash	2,000	4,000
Total Cash and cash equivalents, and Restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$84,654	$39,548

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Amounts included in restricted cash represent collateral for an irrevocable standby letter of credit required to meet contractual terms of a lease agreement held by the Company. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees - Other Credit Facilities.
Shares Withheld to Satisfy Employee Tax Obligations
Upon vesting or settlement of certain share‑based awards, the Company may withhold a portion of the shares otherwise issuable to employees in order to satisfy statutory income and payroll tax withholding requirements. The shares withheld are not issued and therefore are not considered shares repurchased by the Company or reported as treasury stock. The Company records a liability for the amount of taxes to be remitted to tax authorities, and such cash payments are classified as financing activities within the Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 — Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01 — Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the statement of operations as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. Upon adoption, the Company expects to enhance expense disclosures based on the new requirements.
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
In December 2025, the FASB issued ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the interim reporting guidance in the Accounting Standards Codification (“ASC”), adding a comprehensive list of required interim disclosures and a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating these new disclosure requirements.
All other ASUs issued and not yet effective as of March 31, 2026 and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
3.    Inventory
Inventory consists of the following as of the periods presented:

(in thousands)	March 31, 2026	December 31, 2025
Finished goods	$41,813	$37,538
Work in process	1,003	1,215
Raw materials	5,414	5,822
Less: inventory reserve	(2,156)	(2,202)
Inventory	$46,074	$42,373

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
4.    Property and Equipment, Net
Property and equipment, net consists of the following as of the periods presented:

(in thousands)	March 31, 2026	December 31, 2025
Land	$1,090	$731
Building	62,085	60,679
Leasehold improvements	18,405	18,060
Processing equipment	17,098	16,572
Furniture and equipment	10,889	10,850
Projects in process	1,425	1,241
Finance lease right-of-use assets	80	80
Property and equipment, at cost	111,072	108,213
Less: accumulated depreciation	(28,034)	(26,430)
Property and equipment, net	$83,038	$81,783

Depreciation expense is as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation expense	$1,604	$1,728

5.    Intangible Assets, Net
Intangible assets, net consist of the following as of the periods presented:

	March 31, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$8,069	$(1,519)	$6,550	$7,498	$(1,418)	$6,080

Unamortized intangible assets:
Trademarks	720	—	720	670	—	670
Total intangible assets	$8,789	$(1,519)	$7,270	$8,168	$(1,418)	$6,750
Amortization expense is as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization expense	$101	$67

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
As of March 31, 2026, future amortization of patents is as follows:

(in thousands)
2026 (excluding the three months ended March 31, 2026)	$319
2027	426
2028	426
2029	426
2030	426
Thereafter	4,527
Total	$6,550

6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	Balance Sheet Classification	March 31, 2026
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	Cash and cash equivalents	$76,719	$—	$—	$76,719
U.S. Treasuries	Investments	10,789	—	—	10,789
Corporate bonds	Investments	—	8,000	—	8,000
Money market funds	Investments	158	—	—	158
Total assets		$87,666	$8,000	$—	$95,666

	Balance Sheet Classification	December 31, 2025
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	Cash and cash equivalents	$28,255	$—	$—	$28,255
U.S. Treasuries	Investments	5,980	—	—	5,980
Total assets		$34,235	$—	$—	$34,235

Liabilities:
Debt derivative liabilities		$—	$—	$3,886	$3,886
The changes in Level 3 liabilities measured at fair value on a recurring basis for the periods indicated were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at December 31, 2025 and 2024	$3,886	$2,400
Change in fair value included in net loss	—	158
Extinguishment of debt derivative	(3,886)	—
Balance at March 31, 2026 and 2025	$—	$2,558
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the three months ended March 31, 2026 and 2025.
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
The components of total operating lease expense and sublease income are as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease costs	$942	$911
Short-term lease costs	31	127
Variable lease costs	345	59
Total operating lease expense	$1,318	$1,097

Sublease income	$270	$269
Supplemental balance sheet information related to the operating and financing leases is as follows as of the periods indicated:

(in thousands, except lease term and discount rate)	March 31, 2026	December 31, 2025
Operating Leases
Right-of-use operating assets	$14,280	$12,732
Current maturities of long-term lease obligations	$2,096	$2,354
Long-term lease obligations	$18,500	$16,838

Financing Leases
Right-of-use financing assets, net of accumulated amortization (1)	$40	$44
Current maturities of long-term lease obligations	$19	$18
Long-term lease obligations	$27	$32

Weighted average operating lease term:	7.8 years	8.1 years
Weighted average financing lease term:	2.5 years	1.8 years

Weighted average discount rate - operating leases	10.29%	10.87%
Weighted average discount rate - financing leases	13.59%	8.01%
__________
(1)Financing leases are included in Property and equipment, net on the Condensed Consolidated Balance Sheets.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Future minimum lease payments under operating and financing leases as of March 31, 2026 are as follows:

(in thousands)
2026 (excluding the three months ended March 31, 2026)	$3,203
2027	3,569
2028	3,587
2029	3,665
2030	3,593
Thereafter	12,793
Total	30,410
Less: Imputed interest	(9,768)
Total lease obligations	20,642
Less: Current maturities of long-term lease obligations	(2,115)
Long-term lease obligations	$18,527
Lease Modifications
The Company accounts for lease revisions as a lease modification in accordance with FASB ASC 842, Leases, when the modification effectively terminates the existing lease and creates a new lease.
The Company and Progress Park Buildings Alachua, LLC, a Florida limited liability company (as successor in interest to Alachua Copeland Park Investments, LLC, a Florida limited liability company, who was successor in interest to Ology Bioservices Holdings, LLC, a Delaware limited liability company, who was successor in interest to SNH Medical Office Properties Trust), are parties to a lease dated February 6, 2007, as amended (the “Primary Lease”). Pursuant to the Primary Lease, the Company leases an approximately 19,000 square foot corporate headquarters facility in Alachua, Florida. On February 24, 2026, the Company entered into a seventh amendment to the Primary Lease to extend the term of the Primary Lease to December 31, 2031. The Company recorded a right-of-use asset and lease liability of $1,967 related to this extension.

8.     Long-Term Debt, Net of Debt Discount and Financing Fees
Credit Facility
In June 2020, the Company entered into a credit facility (the “Credit Facility”) with Oberland Capital and its affiliates, TPC Investments II LP and Argo LLC (collectively, the “Lender”). The Company obtained the first tranche of the Credit Facility of $35,000 at closing on June 30, 2020. On June 30, 2021, the second tranche of the Credit Facility of $15,000 was drawn down by the Company. Each tranche of the Credit Facility had a term of seven years from the date of issuance.
During the three months ended March 31, 2026 and 2025, the Company paid Credit Facility debt interest of $438 and $1,489, respectively, to the Lender.
In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70,000 in any given year. The Company recorded $186 and $524 as interest expense for this Revenue Participation Agreement for the three months ended March 31, 2026 and 2025, respectively.
Upon repayment of the Credit Facility, the Company was required to repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the Lender equal to 11.5%, less the total of all quarterly interest and royalty payments previously paid to the Lender (the “Make-Whole Payment”).
On January 20, 2026, the Company entered into a payoff letter with the Lender (the “Payoff Letter”). Pursuant to the Payoff Letter, the final payoff amount was $69,707 (the “Payoff Amount”). Upon payment of the Payoff Amount on January 28, 2026 and satisfaction of the other conditions specified in the Payoff Letter, all obligations under the Credit Facility, including the Make-Whole Payment, were paid in full, all liens and security interests securing such obligations were released, and the Credit Facility and related loan documents were terminated, subject to certain customary surviving provisions. Payment

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
of the Payoff Amount was funded by proceeds from an underwritten public offering of an aggregate of 4,600,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $31.00 per share (the “Offering”) completed by the Company on January 23, 2026. See Note 9 - Stockholders’ Equity for additional details regarding the Offering.
In connection with the repayment of the Credit Facility, the Company recorded a loss on extinguishment of debt of $16,849 during the three months ended March 31, 2026.
Other Credit Facilities
The Company had restricted cash of $2,000 and $4,000 at March 31, 2026 and December 31, 2025, respectively which represents collateral for an irrevocable standby letter of credit required to meet contractual terms of a lease agreement held by the Company.

9.    Stockholders’ Equity
On January 21, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC and Mizuho Securities USA LLC, as representatives of the underwriters (the “Underwriters”). Pursuant to the terms and conditions of the Underwriting Agreement, the Company agreed to sell 4,000,000 shares of its common stock, $0.01 par value per share, at a public offering price of $31.00 per share, plus an additional 600,000 shares pursuant to the Underwriters’ option to purchase additional shares. The Offering closed on January 23, 2026 with a sale of 4,600,000 shares.
The Company received net proceeds from the Offering of $133,252, after deducting the underwriting discounts and commissions, and expenses in connection with the Offering. Net proceeds from the Offering were used for the early payoff and termination of the Credit Facility for a final repayment amount of $69,707. The remaining net proceeds will be used for working capital, capital expenditures and other general corporate purposes. See Note 8 - Long-Term Debt, Net of Debt Discount and Financing Fees for details regarding the termination of the Credit Facility.
10.     Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 11 - Stock-Based Compensation to its consolidated financial statements included in the 2025 Annual Report on Form 10-K.
During the three months ended March 31, 2026, the following stock-based awards were granted to officers and employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan.

Type of Award	Target Shares or Units	Weighted Average Grant Date Fair Value
Restricted Stock Units (1)	522,980	$31.64
Performance Stock Units (2)	525,474	$31.65
__________
(1)Restricted Stock Units (“RSUs”) awarded to certain officers and employees during the first quarter of 2026 vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date.
(2)Performance Stock Units (“PSUs”) were awarded to certain executive officers and other employees during the first quarter of 2026 with a target of 381,000 shares and performance metrics tied to the Company’s revenue compounded annual growth rate (“CAGR”) from 2026 through 2028 and total shareholder return (“TSR”) relative to its peers (“2026 CAGR TSR PSUs”) with a payout ranging from 0% to 200% upon achievement of specific revenue CAGR and relative TSR goals. The 2026 CAGR TSR PSUs vest at the end of the three-year period upon determination of the results at the end of the performance period. PSUs were awarded to certain employees during the first quarter of 2026 with a target of 46,452 shares and performance metrics tied to the achievement of sales quota goals.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Non-cash stock-based compensation expense is included in the following line items on the Condensed Consolidated Statements of Operations as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Costs of goods sold	$919	$(10)
Sales and marketing	1,558	584
Research and development	1,419	720
General and administrative	2,947	1,615
Total non-cash stock-based compensation expense	$6,843	$2,909
11.     Net Loss Per Common Share
The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted net loss per common share computations using the two-class method for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net loss	$(19,584)	$(3,834)

Denominator:
Weighted average shares outstanding - basic	51,591,504	45,204,076
Weighted average shares outstanding - diluted	51,591,504	45,204,076

Net loss per common share - basic	$(0.38)	$(0.08)
Net loss per common share - diluted	$(0.38)	$(0.08)

Anti-dilutive shares excluded from the calculation of diluted net loss per common share (1)
Stock options	1,469,393	1,355,425
Restricted and performance stock units	3,714,324	2,398,560
__________
(1)These common equivalent shares are not included in the diluted per share calculations as they would be dilutive if the Company was in a net income position.

12.     Income Taxes
The Company has not recorded material income tax expense or income tax benefit for the three months ended March 31, 2026 and 2025 due to the generation of fiscal year net operating losses, the benefits of which have been fully reserved.
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities as measured by enacted state and federal tax rates. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. As of March 31, 2026 and December 31, 2025, management assessed the realizability of deferred tax assets. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management determined that a full valuation allowance was necessary as of March 31, 2026 and December 31, 2025. A portion of the net operating loss carryforwards may expire due to limitations imposed by Section 382 of the Internal Revenue Code (“IRC”). In addition, future utilization of the available net operating loss carryforwards may be limited under IRC Section 382 as a result of changes in ownership.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
In the normal course of business, the Company is subject to examination by taxing authorities throughout the U.S. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2022 through 2025. During the three months ended March 31, 2026, the Internal Revenue Service (“IRS”) completed examining the Company’s 2021 federal income tax return with no material findings. The Company’s remaining open tax years subject to examination by state and foreign tax authorities include the years ended December 31, 2020 through 2025. However, for tax years 2004 through 2021, federal and state taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.
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
Geographic Areas
International revenues are defined as revenues generated from sales to customers outside of the U.S. The following table details total revenues by major geographic area for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
U.S.	$60,131	$47,843
International	1,326	717
Total revenues	$61,457	$48,560
As of March 31, 2026 and December 31, 2025, all of the Company’s long-lived assets were held within the U.S.

14.     Commitments and Contingencies
Service Agreements

The Company pays a third party a facility fee for the use of cleanrooms, manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support pursuant to a License and Services Agreement, as amended (the “License and Services Agreement”). Pursuant to the License and Services Agreement, the Company recorded expenses of $182 and $240 for the three months ended March 31, 2026 and 2025, respectively, within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations. The License and Services Agreement was amended on December 31, 2023 extending the term through December 31, 2026. The License and Services Agreement may be terminated by either party by providing an eighteen-month written notice. The Company utilizes the same third-party vendor for processing and packaging of Avive+ Soft Tissue Matrix™.

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

Certain Economic Development Grants

The Company obtained certain economic development grants from state and local authorities totaling up to $2,685, including $1,250 of cash grants, to offset costs to acquire and develop the APC Facility. Certain of these economic development grants were subject to fixed asset investments and job creation milestones by December 31, 2024 and have clawback clauses if the Company does not meet the job creation milestones. In October 2025, the Company received notification from certain grant authorities that the Company is expected to satisfy its job creation milestone, assuming the Company continues to maintain its existing headcount and payroll amount thresholds through December 31, 2026. If the Company is unable to maintain minimum requirements under its grant agreements, the Company could be obligated to pay back up to approximately $950 as of March 31, 2026 related to these grants. As of March 31, 2026, the Company has received $1,250 in cash grants related to these economic development grants.

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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2025, included in our 2025 Annual Report on Form 10-K. All dollar amounts in the discussion and analysis, unless noted otherwise, are presented in thousands.
Unless the context otherwise requires, all references in this report to “Axogen,” the “Company,” “we,” “us” and “our” refer to Axogen, Inc., and its wholly owned subsidiaries Axogen Corporation, Axogen Processing Corporation, Axogen Europe GmbH and Axogen Germany GmbH.
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
Product Portfolio
Our platform for peripheral nerve repair features a comprehensive portfolio of products, including:
•Avance® (acellular nerve allograft-arwx), an FDA-approved acellular nerve scaffold for the treatment of adult and pediatric patients aged one month or older with sensory, mixed, and motor peripheral nerve discontinuities (“Avance”);
•Avance® Nerve Graft, a biologically active off-the-shelf processed human nerve allograft for bridging severed peripheral nerves without the comorbidities associated with a second surgical site (“Avance Nerve Graft”);
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
On December 3, 2025, the FDA approved the BLA for Avance. Continued approval depends on verification and description of clinical benefits in confirmatory studies.
While we offer nerve repair products in the U.S., Canada, Germany, the United Kingdom, Spain and several other countries, we derive substantially all of our revenues from sales of our nerve repair products to customers in the U.S.
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
Summary of Operational and Business Highlights
•Revenues were $61,457 for the quarter ended March 31, 2026, an increase of $12,897 or 26.6% compared to the quarter ended March 31, 2025.
•Gross profit was $46,189 for the quarter ended March 31, 2026, an increase of $11,256 or 32.2% compared to the quarter ended March 31, 2025.
•Received positive coverage decisions from Cigna and Elevance Health, two of the nation’s largest commercial insurers.
•Effective January 1, 2026, CMS created a new Level 3 Nerve Procedure Code, increasing Avance facility reimbursement 40% year-over-year to $9 for hospital outpatient and 35% to $6 for ASC-based procedures.

•On January 23, 2026, Axogen closed an upsized public offering with the sale of 4,600,000 shares of common stock, yielding net proceeds of $133,252. From these net proceeds, $69,707 were used to fully repay and terminate our Credit Facility on January 28, 2026. Remaining funds are available for working capital, capital expenditures, and other general corporate purposes.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$61,457	100.0%	$48,560	100.0%
Cost of goods sold	15,268	24.8	13,627	28.1
Gross profit	46,189	75.2	34,933	71.9
Costs and expenses:
Sales and marketing	28,633	46.6	21,045	43.3
Research and development	7,517	12.2	6,091	12.5
General and administrative	12,871	20.9	9,458	19.5
Total costs and expenses	49,021	79.8	36,594	75.3
Loss from operations	(2,832)	(4.6)	(1,661)	(3.4)
Other income (expense):
Investment income	768	1.2	272	0.5
Interest expense	(694)	(1.1)	(2,250)	(4.6)
Loss on extinguishment of debt	(16,849)	(27.4)	—	—
Change in fair value of debt derivative liabilities	—	—	(158)	(0.3)
Other income (expense), net	23	—	(37)	(0.1)
Total other expense, net	(16,752)	(27.3)	(2,173)	(4.5)
Net loss	$(19,584)	(31.9)%	$(3,834)	(7.9)%
Revenues
Revenues for the three months ended March 31, 2026 increased $12,897, or 26.6%, to $61,457, as compared to $48,560 for the three months ended March 31, 2025. The increase in revenues was primarily driven by an increase in unit volume and the impact of changes in price.
Gross Profit
Gross profit for the three months ended March 31, 2026 increased $11,256, or 32.2%, to $46,189, as compared to $34,933 for the three months ended March 31, 2025. Gross margin as a percentage of revenues was 75.2% and 71.9% for the three months ended March 31, 2026 and 2025, respectively. Higher margins on products sold were driven by lower inventory write-offs and lower shipping costs on products sold, partially offset by higher product costs.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Costs and Expenses

Following is a summary of the change in costs and expenses for the three months ended March 31, 2026:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the three months ended March 31, 2025	$36,594	$21,045	$6,091	$9,458
Change from:
Compensation costs (1)	8,076	5,214	622	2,240
Stock-based compensation (2)	3,005	974	699	1,332
Research and development project costs (3)	835	—	835	—
Marketing program costs	632	632	—	—
Travel costs	587	402	165	20
Professional services fees and expenses	(1,397)	(15)	(892)	(490)
Occupancy related costs	(24)	79	(56)	(47)
Other	713	302	53	358
Total change	12,427	7,588	1,426	3,413
For the three months ended March 31, 2026	$49,021	$28,633	$7,517	$12,871
Percentage change	34.0%	36.1%	23.4%	36.1%
__________
(1)Primarily due to higher salaries, employee benefits, sales commissions, incentive compensation and payroll taxes, due to higher headcount and sales volumes.
(2)Primarily due to anticipated above target achievement for certain PSU awards due to sales growth.
(3)Clinical trial costs and expenses represented approximately 59% and 43% of total research and development costs and expenses for the three months ended March 31, 2026 and 2025, respectively. Product development costs and expenses represented approximately 41% and 57% of total research and development costs and expenses for the three months ended March 31, 2026 and 2025, respectively.

Other Expense, Net
Other expense, net for the three months ended March 31, 2026 increased $14,579, or 670.9%, to $16,752, as compared to $2,173 for the three months ended March 31, 2025. The increase in total other expense, net was primarily due to loss on the extinguishment of debt of $16,849, partially offset by a decrease of $1,556 in interest expense and an increase of $496 in investment income.
Income Taxes
We had no material income tax expense or benefit during the three months ended March 31, 2026 and 2025 due to the incurrence of net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. During the three months ended March 31, 2026, the IRS completed examining our 2021 federal income tax return with no material findings. We do not believe that there are any material additional tax expenses or benefits.

Critical Accounting Estimates
In preparing our financial statements in accordance with generally accepted accounting principles, there are certain accounting policies, which may require substantial judgment or estimation in their application. We believe our accounting policies for Inventories, Derivative Instruments and Stock-based Compensation, as well as the others set forth in Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K, are critical to understanding our results of operations and financial condition. See Critical Accounting Estimates in our 2025 Annual Report on Form 10-K. Actual results could differ from our estimates and assumptions, and any such differences could be material to our results of operations and financial condition. During the quarter covered by this report, there have been no material changes to the accounting estimates and assumptions previously disclosed.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents and investments totaling $101,601. Our cash equivalents are comprised of money market mutual funds and our investments primarily consist of U.S. Treasuries and corporate bonds. Our cash and cash equivalents and investments increased $60,073 to $101,601 from $41,528 at December 31, 2025. The increase was primarily as a result of net proceeds from the Offering of $133,252 and the release of $2,000 of restricted cash under the contractual terms of a lease agreement. These increases were partially offset by cash used for early payoff and termination of the Credit Facility of $69,707 and payment of annual bonuses during the first quarter of 2026.
On March 31, 2026 and December 31, 2025, our current assets exceeded our current liabilities by $158,695 and $96,866, respectively, and we had a current ratios of 7.1x and 5.1x, respectively. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products, will allow us to fund our operations through at least the next twelve months from the date of issuance of the accompanying financial statements.

Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$1,565	$(13,179)
Investing activities	(15,964)	1,339
Financing activities	59,505	2,382
Net increase (decrease) in cash and cash equivalents, and restricted cash	$45,106	$(9,458)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $1,565 during the three months ended March 31, 2026 as compared to net cash used in operating activities of $13,179 during the three months ended March 31, 2025. The increase in net cash provided by operating activities of $14,744, or 111.9%, was primarily due to a net favorable change in non-cash charges and working capital accounts of $20,487 and $10,179, respectively, offset by an increase in net loss of $15,750.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $15,964 compared to net cash provided by investing activities of $1,339 for the three months ended March 31, 2025. The unfavorable change in net cash used in investing activities of $17,303 was primarily due to the purchase of $19,000 of investments, offset by the sale of $4,000 of investments, during the three months ended March 31, 2026, compared to the sale of $2,000 of investments during the three months ended March 31, 2025, and an increase in purchases of property and equipment of $2,533.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $59,505 and $2,382 for the three months ended March 31, 2026 and 2025, respectively, an increase of $57,123 primarily as a result of net proceeds from the Offering and proceeds from the exercise of stock options, partially offset by cash used for early payoff and termination of the Credit Facility and payments of employee tax withholding on vested stock awards in exchange for shares withheld.
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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Contractual Obligations and Commitments

(in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Operating and finance lease obligations (1)	$3,203	$7,156	$7,258	$12,793	$30,410
__________
(1)See Note 7 - Leases in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Axogen, Inc.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2025 Annual Report on Form 10-K.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

Axogen, Inc.
PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
As disclosed in Note 14 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 14 - Commitments and Contingencies relating to legal proceedings is incorporated herein by reference.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2025 Annual Report on Form 10-K. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2025, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the SEC. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline, and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, our Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K as noted below.

Name and Title	Action	Date	Trading Arrangement		Aggregate Number of Securities to be Sold	Expiration Date
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Marc Began, Executive Vice President, General Counsel and Chief Compliance Officer	Adopt	3/11/2026	X		67,500	12/31/2026
__________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Axogen, Inc.
ITEM 6 - EXHIBITS

Exhibit Number	Description	Filings Referenced for Incorporation by Reference

*†10.1	Form of 2026 Performance Stock Unit Award Agreement pursuant to the Axogen, Inc. 2019 Stock Incentive Plan, as amended and restated as of March 26, 2026.	Filed herewith

*10.2	Form of 2026 Restricted Stock Unit Award Agreement pursuant to the Axogen, Inc. 2019 Stock Incentive Plan, as amended and restated as of March 26, 2026.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Extension Labels Linkbase.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover pages do not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

* Management contract or compensatory plan or arrangement.

† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(2)(ii).

Axogen, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: April 28, 2026	/s/ Michael Dale
Michael Dale Chief Executive Officer and President (Principal Executive Officer)

Dated: April 28, 2026	/s/ Lindsey Hartley
Lindsey Hartley Chief Financial Officer (Principal Accounting Officer)