Form 10-Q
period 2026-06-30
Axogen, Inc.
filed 2026-07-29
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 27, 2026, the registrant had 53,761,513 shares of common stock outstanding.

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

The forward-looking statements in this Form 10-Q include, but are not limited to, the following:

•Our belief that we will continue to drive growth through targeted expansion of nerve repair indications and driving deeper adoption of our nerve repair algorithm across multiple surgical specialties;

•Our expectations around our targeted strategy relating to the expansion of nerve repair indications with a focus on deepening our presence in high-potential accounts;

•Our expectations of satisfying certain job creation milestones by December 31, 2026 pursuant to our cash grants related to certain economic development grants for our Axogen Processing Center in Vandalia, Ohio;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$94,572	$35,548
Restricted cash	2,000	4,000
Investments	16,840	5,980
Accounts receivable, net of allowance for doubtful accounts of $734 and $948, respectively	34,126	26,169
Inventory	47,313	42,373
Prepaid expenses and other assets	5,525	6,352
Total current assets	200,376	120,422
Property and equipment, net	82,342	81,783
Operating lease right-of-use assets	13,845	12,732
Intangible assets, net	7,571	6,750
Other assets	729	—
Total assets	$304,863	$221,687

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$28,399	$21,184
Current maturities of long-term lease obligations	1,975	2,372
Total current liabilities	30,374	23,556

Long-term debt, net of debt discount and financing fees	—	48,387
Long-term lease obligations	18,091	16,870
Debt derivative liabilities	—	3,886
Other long-term liabilities	141	141
Total liabilities	48,606	92,840

Commitments and contingencies - see Note 14

Shareholders’ equity
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 53,656,293 and 47,199,797 shares issued and outstanding, respectively	537	472
Additional paid-in capital	583,783	435,338
Accumulated deficit	(328,063)	(306,963)
Total shareholders’ equity	256,257	128,847
Total liabilities and shareholders’ equity	$304,863	$221,687
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$69,731	$56,662	$131,188	$105,222
Cost of goods sold	19,057	14,644	34,325	28,271
Gross profit	50,674	42,018	96,863	76,951
Costs and expenses
Sales and marketing	30,827	23,804	59,460	44,849
Research and development	8,589	6,853	16,106	12,944
General and administrative	13,414	9,689	26,285	19,147
Total costs and expenses	52,830	40,346	101,851	76,940
(Loss) income from operations	(2,156)	1,672	(4,988)	11
Other income (expense)
Investment income	786	225	1,554	497
Interest expense	(1)	(1,977)	(695)	(4,227)
Loss on extinguishment of debt	—	—	(16,849)	—
Change in fair value of debt derivative liabilities	—	480	—	322
Other (expense) income, net	(145)	179	(122)	142
Total other income (expense), net	640	(1,093)	(16,112)	(3,266)
Net (loss) income	$(1,516)	$579	$(21,100)	$(3,255)

Weighted average common shares outstanding - basic	53,339,258	46,063,092	52,562,976	45,605,419
Weighted average common shares outstanding - diluted	53,339,258	47,980,830	52,562,976	45,605,419

Net (loss) income per common share - basic	$(0.03)	$0.01	$(0.40)	$(0.07)
Net (loss) income per common share - diluted	$(0.03)	$0.01	$(0.40)	$(0.07)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(21,100)	$(3,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,211	3,385
Amortization of right-of-use assets	854	184
Amortization of intangible assets	212	133
Amortization of debt discount and deferred financing fees	68	442
(Recovery of) provision for bad debts	(52)	386
Loss on disposal of equipment	7	—
Change in fair value of debt derivative liabilities	—	(322)
Investment gains, net	(110)	(121)
Loss on extinguishment of debt	16,849	—
Stock-based compensation expense	15,609	8,077
Change in operating assets and liabilities:
Accounts receivable	(7,905)	(4,310)
Inventory	(4,940)	(3,591)
Prepaid expenses and other assets	827	(81)
Other assets	(729)	—
Accounts payable and accrued expenses	7,118	(5,755)
Operating lease obligations	(1,130)	(542)
Cash paid for interest portion of financing lease obligations	(3)	(2)
Other long-term liabilities	—	(77)
Net cash provided by (used in) operating activities	8,786	(5,449)

Cash flows from investing activities:
Purchase of property and equipment	(3,682)	(978)
Purchase of investments	(18,750)	(7,837)
Proceeds from sale of investments	8,000	4,000
Cash payments for intangible assets	(1,032)	(793)
Net cash used in investing activities	(15,464)	(5,608)

Cash flows from financing activities:
Proceeds from issuance of common stock	134,044	—
Payment of stock issuance costs	(792)	—
Repayment of long-term debt	(48,585)	—
Fees paid to lender related to debt extinguishment	(20,498)	—
Fees paid to third parties related to debt extinguishment	(107)	—
Payments of employee tax withholding on vested stock awards	(9,273)	—
Cash paid for debt portion of financing lease obligations	(9)	(8)
Proceeds from exercise of stock options and ESPP stock purchases	8,922	3,547
Net cash provided by financing activities	63,702	3,539
Net increase (decrease) in cash and cash equivalents, and restricted cash	57,024	(7,518)
Cash and cash equivalents, and restricted cash, beginning of period	39,548	33,554
Cash and cash equivalents, and restricted cash, end of period	$96,572	$26,036

Supplemental disclosures of cash flow activity:
Cash paid for interest	$627	$3,559
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment change in accounts payable and accrued expenses	$95	$132
Acquisition of right-of-use asset in exchange for a lease liability	$1,967	$—
Acquisition of intangible assets change in accounts payable and accrued expenses	$2	$(124)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended June 30, 2026
Balance at March 31, 2026	53,153,471	$532	$570,823	$(326,547)	$244,808
Net loss	—	—	—	(1,516)	(1,516)
Stock-based compensation	—	—	8,766	—	8,766
Issuance of restricted and performance stock units, net of shares withheld for withholding taxes	134,892	1	(498)	—	(497)
Exercise of stock options and employee stock purchases under the ESPP	367,930	4	4,692	—	4,696
Balance at June 30, 2026	53,656,293	$537	$583,783	$(328,063)	$256,257

Six Months Ended June 30, 2026
Balance at December 31, 2025	47,199,797	$472	$435,338	$(306,963)	$128,847
Net loss	—	—	—	(21,100)	(21,100)
Issuance of common shares	4,600,000	46	133,206	—	133,252
Stock-based compensation	—	—	15,609	—	15,609
Issuance of restricted and performance stock units, net of shares withheld for withholding taxes	1,120,688	11	(9,284)	—	(9,273)
Exercise of stock options and employee stock purchases under the ESPP	735,808	8	8,914	—	8,922
Balance at June 30, 2026	53,656,293	$537	$583,783	$(328,063)	$256,257

Three Months Ended June 30, 2025
Balance at March 31, 2025	45,512,623	$455	$400,004	$(295,094)	$105,365
Net income	—	—	—	579	579
Stock-based compensation	—	—	5,168	—	5,168
Issuance of restricted and performance stock units	113,923	1	(1)	—	—
Exercise of stock options and employee stock purchases under the ESPP	138,744	1	1,163	—	1,164
Balance at June 30, 2025	45,765,290	$457	$406,334	$(294,515)	$112,276

Six Months Ended June 30, 2025
Balance at December 31, 2024	44,148,836	$441	$394,726	$(291,260)	$103,907
Net loss	—	—	—	(3,255)	(3,255)
Stock-based compensation	—	—	8,077	—	8,077
Issuance of restricted and performance stock units	1,219,137	12	(12)	—	—
Exercise of stock options and employee stock purchases under the ESPP	397,317	4	3,543	—	3,547
Balance at June 30, 2025	45,765,290	$457	$406,334	$(294,515)	$112,276
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025, which are included in the 2025 Annual Report on Form 10-K.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company’s markets for the remainder of fiscal year 2026. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company’s cash and cash equivalents balances exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of June 30, 2026, $94,072 of the cash and cash equivalents balance were not FDIC-insured or were in excess of FDIC limits.
Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported on the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown on the Condensed Consolidated Statements of Cash Flows as of the periods presented:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$94,572	$35,548
Restricted cash	2,000	4,000
Total Cash and cash equivalents, and Restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$96,572	$39,548

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
All other ASUs issued and not yet effective as of June 30, 2026 and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
3.    Inventory
Inventory consists of the following as of the periods presented:

(in thousands)	June 30, 2026	December 31, 2025
Finished goods	$42,998	$37,538
Work in process	893	1,215
Raw materials	5,880	5,822
Less: inventory reserve	(2,458)	(2,202)
Inventory	$47,313	$42,373

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
4.    Property and Equipment, Net
Property and equipment, net consists of the following as of the periods presented:

(in thousands)	June 30, 2026	December 31, 2025
Land	$1,090	$731
Building	62,085	60,679
Leasehold improvements	18,154	18,060
Processing equipment	17,189	16,572
Furniture and equipment	10,189	10,850
Projects in process	1,551	1,241
Finance lease right-of-use assets	80	80
Property and equipment, at cost	110,338	108,213
Less: accumulated depreciation	(27,996)	(26,430)
Property and equipment, net	$82,342	$81,783

Depreciation expense is as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation expense	$1,607	$1,657	$3,211	$3,385

5.    Intangible Assets, Net
Intangible assets, net consist of the following as of the periods presented:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$8,472	$(1,630)	$6,842	$7,498	$(1,418)	$6,080

Unamortized intangible assets:
Trademarks	729	—	729	670	—	670
Total intangible assets	$9,201	$(1,630)	$7,571	$8,168	$(1,418)	$6,750
Amortization expense is as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization expense	$111	$66	$212	$133

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
As of June 30, 2026, future amortization of patents is as follows:

(in thousands)
2026 (excluding the six months ended June 30, 2026)	$225
2027	450
2028	450
2029	450
2030	450
Thereafter	4,817
Total	$6,842

6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	Balance Sheet Classification	June 30, 2026
(in thousands)		Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$79,694	$—	$—	$79,694
U.S. Treasuries	Investments	8,843	—	—	8,843
Corporate bonds	Investments	—	7,997	—	7,997
Total assets		$88,537	$7,997	$—	$96,534

	Balance Sheet Classification	December 31, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$28,255	$—	$—	$28,255
U.S. Treasuries	Investments	5,980	—	—	5,980
Total assets		$34,235	$—	$—	$34,235

Liabilities
Debt derivative liabilities		$—	$—	$3,886	$3,886
The changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented were as follows:

(in thousands)	Three Months Ended June 30, 2025
Balance at March 31, 2025	$2,558
Change in fair value included in net loss	(480)
Balance at June 30, 2025	$2,078

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Balance at December 31, 2025 and 2024	$3,886	$2,400
Change in fair value included in net loss	—	(322)
Extinguishment of debt derivative	(3,886)	—
Balance at June 30, 2026 and 2025	$—	$2,078

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the six months ended June 30, 2026 and 2025.
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
The components of total operating lease expense and sublease income are as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease costs	$949	$919	$1,891	$1,830
Short-term lease costs	29	133	60	262
Variable lease costs	364	(11)	709	48
Total operating lease expense	$1,342	$1,041	$2,660	$2,140

Sublease income	$271	$272	$541	$541
Supplemental balance sheet information related to the operating and financing leases is as follows as of the periods presented:

(in thousands, except lease term and discount rate)	June 30, 2026	December 31, 2025
Operating Leases
Right-of-use operating assets	$13,845	$12,732
Current maturities of long-term lease obligations	$1,956	$2,354
Long-term lease obligations	$18,070	$16,838

Financing Leases
Right-of-use financing assets, net of accumulated amortization (1)	$35	$44
Current maturities of long-term lease obligations	$19	$18
Long-term lease obligations	$21	$32

Weighted average operating lease term	7.7 years	8.1 years
Weighted average financing lease term	2.2 years	1.8 years

Weighted average discount rate - operating leases	10.27%	10.87%
Weighted average discount rate - financing leases	13.59%	8.01%
__________
(1)Financing leases are included in Property and equipment, net on the Condensed Consolidated Balance Sheets.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Future minimum lease payments under operating and financing leases as of June 30, 2026 are as follows:

(in thousands)
2026 (excluding the six months ended June 30, 2026)	$2,112
2027	3,569
2028	3,587
2029	3,665
2030	3,593
Thereafter	12,793
Total	29,319
Less: Imputed interest	(9,253)
Total lease obligations	20,066
Less: Current maturities of long-term lease obligations	(1,975)
Long-term lease obligations	$18,091
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
The Company paid Credit Facility debt interest of $1,504 during the three months ended June 30, 2025, and $438 and $2,993 during the six months ended June 30, 2026 and 2025, respectively, to the Lender.
In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70,000 in any given year. The Company recorded $232 for the three months ended June 30, 2025 and, $186 and $756 during the six months ended June 30, 2026 and 2025, respectively, as interest expense for this Revenue Participation Agreement.
Upon repayment of the Credit Facility, the Company was required to repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the Lender equal to 11.5%, less the total of all quarterly interest and royalty payments previously paid to the Lender (the “Make-Whole Payment”).
On January 20, 2026, the Company entered into a payoff letter with the Lender (the “Payoff Letter”). Pursuant to the Payoff Letter, the final payoff amount was $69,707 (the “Payoff Amount”). Upon payment of the Payoff Amount on January 28, 2026 and satisfaction of the other conditions specified in the Payoff Letter, all obligations under the Credit Facility, including the Make-Whole Payment, were paid in full, all liens and security interests securing such obligations were released,

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
and the Credit Facility and related loan documents were terminated, subject to certain customary surviving provisions. Payment of the Payoff Amount was funded by proceeds from an underwritten public offering of an aggregate of 4,600,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $31.00 per share (the “Offering”) completed by the Company on January 23, 2026. See Note 9 - Shareholders’ Equity for additional details regarding the Offering.
In connection with the repayment of the Credit Facility, the Company recorded a loss on extinguishment of debt of $16,849 during the six months ended June 30, 2026.
Other Credit Facilities
The Company had restricted cash of $2,000 and $4,000 at June 30, 2026 and December 31, 2025, respectively which represents collateral for an irrevocable standby letter of credit required to meet contractual terms of a lease agreement held by the Company.

9.    Shareholders’ Equity
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
During the six months ended June 30, 2026, the following stock-based awards were granted to directors, executive officers and other employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan.

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Restricted Stock Units (1)	1st Quarter	522,980	$31.64
	2nd Quarter	41,708	$41.49

Performance Stock Units (2)	1st Quarter	525,474	$31.65
	2nd Quarter	3,498	$33.58
__________
(1)Restricted Stock Units (“RSUs”) awarded to certain officers and employees during the first and second quarters of 2026 vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. Included in the second quarter RSUs are 31,931 units awarded to the Board of Directors for their annual fee, vesting one year from the date of the award. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(2)Performance Stock Units (“PSUs”) were awarded to certain executive officers and other employees during the first quarter of 2026 with a target of 381,000 shares and performance metrics tied to the Company’s revenue compounded annual growth rate (“CAGR”) from 2026 through 2028 and total shareholder return (“TSR”) relative to its peers (“Relative TSR”) with a payout ranging from 0% to 200% upon achievement of specific revenue CAGR and relative TSR goals (the “2026 CAGR TSR PSUs”). The 2026 CAGR TSR PSUs vest at the end of the three-year period upon determination of the results at the end of the performance period. PSUs were awarded to certain employees during the first and second quarters of 2026 with a target of 49,950 shares and performance metrics tied to the achievement of sales quota goals.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Non-cash stock-based compensation expense is included in the following line items on the Condensed Consolidated Statements of Operations as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Costs of goods sold	$1,209	$710	$2,129	$700
Sales and marketing	2,004	1,314	3,561	1,898
Research and development	1,795	1,029	3,214	1,749
General and administrative	3,758	2,115	6,705	3,730
Total non-cash stock-based compensation expense	$8,766	$5,168	$15,609	$8,077
11.     Basic and Diluted Net (Loss) Income Per Common Share
The following reflects the net (loss) income attributable to common shareholders and share data used in the basic and diluted net (loss) income per common share computations using the two-class method for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net (loss) income	$(1,516)	$579	$(21,100)	$(3,255)

Denominator:
Weighted average shares outstanding - basic	53,339,258	46,063,092	52,562,976	45,605,419
Weighted average shares outstanding - diluted	53,339,258	47,980,830	52,562,976	45,605,419

Net (loss) income per common share - basic	$(0.03)	$0.01	$(0.40)	$(0.07)
Net (loss) income per common share - diluted	$(0.03)	$0.01	$(0.40)	$(0.07)

Anti-dilutive shares excluded from the calculation of diluted net (loss) income per common share (1)
Stock options	1,293,697	748,086	1,371,010	783,482
Restricted and performance stock units	4,940,770	1,597,709	4,595,867	822,060
__________
(1)Common equivalent shares for the three months ended June 30, 2026 and six months ended June 30, 2026 and 2025 are not included in the diluted per share calculations as they would be dilutive if the Company was in a net income position.

12.     Income Taxes
The Company has not recorded material income tax expense or income tax benefit for the three and six months ended June 30, 2026 and 2025 due to the generation of fiscal year net operating losses, the benefits of which have been fully reserved.
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities as measured by enacted state and federal tax rates. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. As of June 30, 2026 and December 31, 2025, management assessed the realizability of deferred tax assets. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management determined that a full valuation allowance was necessary as of June 30, 2026 and December 31, 2025. A portion of the net operating loss carryforwards may expire due to limitations imposed by Section 382 of the Internal Revenue Code (“IRC”). In addition, future utilization of the available net operating loss carryforwards may be limited under IRC Section 382 as a result of changes in ownership.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
In the normal course of business, the Company is subject to examination by taxing authorities throughout the U.S. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2022 through 2025. During the six months ended June 30, 2026, the Internal Revenue Service (the “IRS”) completed examining the Company’s 2021 federal income tax return with no material findings. The Company’s remaining open tax years subject to examination by state and foreign tax authorities include the years ended December 31, 2021 through 2025. However, for tax years 2004 through 2021, federal and state taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.
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

Geographic Areas

International revenues are defined as revenues generated from sales to customers outside of the U.S. The following table details total revenues by major geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S.	$69,005	$55,847	$129,136	$103,689
International	726	815	2,052	1,533
Total revenues	$69,731	$56,662	$131,188	$105,222
As of June 30, 2026 and December 31, 2025, all of the Company’s long-lived assets were held within the U.S.

14.     Commitments and Contingencies
Service Agreements

The Company pays a third party a facility fee for the use of cleanrooms, manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support pursuant to a License and Services Agreement, as amended (the “License and Services Agreement”). Pursuant to the License and Services Agreement, the Company recorded expenses of $215 and $213 for the three months ended June 30, 2026 and 2025, respectively, and $397 and $453 for the six months ended June 30, 2026 and 2025, respectively, within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations. The License and Services Agreement was amended on December 31, 2023 extending the term through December 31, 2026. The License and Services Agreement may be terminated by either party by providing an eighteen-month written notice. The Company utilizes the same third-party vendor for processing and packaging of Avive+ Soft Tissue Matrix™.

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

Certain Economic Development Grants

The Company obtained certain economic development grants from state and local authorities totaling up to $2,685, including $1,250 of cash grants, to offset costs to acquire and develop the APC Facility. Certain of these economic development grants were subject to fixed asset investments and job creation milestones by December 31, 2024 and have clawback clauses if the Company does not meet the job creation milestones. In October 2025, the Company received notification from certain grant authorities that the Company is expected to satisfy its job creation milestone, assuming the Company continues to maintain its existing headcount and payroll amount thresholds through December 31, 2026. If the Company is unable to maintain minimum requirements under its grant agreements, the Company could be obligated to pay back up to approximately $950 as of June 30, 2026 related to these grants. As of June 30, 2026, the Company has received $1,250 in cash grants related to these economic development grants.

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

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
15.     Subsequent Events

On July 28, 2026, the Company invested $7,000 in Trace Biosciences, a privately held biotechnology company. The Company funded this investment with cash on hand.

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
On December 3, 2025, the FDA approved the Biologics License Application for Avance. Continued approval depends on verification and description of clinical benefits in confirmatory studies.
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
Summary of Operational and Business Highlights
•Revenues were $69,731 for the quarter ended June 30, 2026, an increase of $13,069 or 23.1% compared to the quarter ended June 30, 2025.
•Gross profit was $50,674 for the quarter ended June 30, 2026, an increase of $8,656 or 20.6% compared to the quarter ended June 30, 2025.
•Year-to-date revenue growth through the second quarter of 2026 was broad-based, across all markets, which includes Extremities, Oral Maxillofacial & Head and Neck, and Breast, driven by 20% plus year-over-year account productivity, expanding sales force coverage, and improving commercial insurance coverage and payment.
•Publication of REPOSE, a prospective, randomized clinical study evaluating Axoguard Nerve Cap for symptomatic neuroma management, providing Level 1 evidence supporting nerve end protection and demonstrating favorable outcomes in pain burden, medication utilization, and recovery-related measures.

•Initiation of Nerve-RESTORE, a prospective, randomized, assessor-blinded study comparing Avance Nerve Graft to sural nerve autograft in mixed and motor nerve reconstruction, designed to generate Level 1 evidence in support of broader adoption of nerve repair globally.

•Acquired a minority ownership stake in Trace Biosciences, including a limited right of first refusal, to support development of its nerve-specific imaging technology.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table sets forth, for the periods presented, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended
	June 30, 2026		June 30, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$69,731	100.0%	$56,662	100.0%
Cost of goods sold	19,057	27.3	14,644	25.8
Gross profit	50,674	72.7	42,018	74.2
Costs and expenses
Sales and marketing	30,827	44.2	23,804	42.0
Research and development	8,589	12.3	6,853	12.1
General and administrative	13,414	19.3	9,689	17.1
Total costs and expenses	52,830	75.8	40,346	71.2
(Loss) income from operations	(2,156)	(3.1)	1,672	3.0
Other income (expense)
Investment income	786	1.1	225	0.4
Interest expense	(1)	—	(1,977)	(3.5)
Change in fair value of debt derivative liabilities	—	—	480	0.9
Other (expense) income, net	(145)	(0.2)	179	0.3
Total other income (expense), net	640	0.9	(1,093)	(1.9)
Net (loss) income	$(1,516)	(2.2)%	$579	1.0%
Revenues
Revenues for the three months ended June 30, 2026 increased $13,069, or 23.1%, to $69,731, as compared to $56,662 for the three months ended June 30, 2025. The increase in revenues was primarily driven by an increase in unit volume and the impact of changes in price.

Gross Profit
Gross profit for the three months ended June 30, 2026 increased $8,656, or 20.6%, to $50,674, as compared to $42,018 for the three months ended June 30, 2025. Gross margin as a percentage of revenues was 72.7% and 74.2% for the three months ended June 30, 2026 and 2025, respectively. Compared to the three months ended June 30, 2025, margins on products sold declined primarily due to higher product costs, partially offset by lower inventory write-offs. Elevated product costs were largely attributable to increased sales of higher-cost biologic Avance product commencing in April 2026 and increased demand of long Avance products, primarily driven by growth in breast Resensation® procedures.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Costs and Expenses

Following is a summary of the change in costs and expenses for the three months ended June 30, 2026:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the three months ended June 30, 2025	$40,346	$23,804	$6,853	$9,689
Change from:
Compensation costs (1)	6,446	3,670	427	2,349
Stock-based compensation expenses (2)	3,098	689	766	1,643
Research and development project costs (3)	1,108	—	1,108	—
Marketing program costs	489	489	—	—
Travel costs	457	417	97	(57)
Professional services fees and expenses	(706)	274	(882)	(98)
Occupancy related costs	(45)	(25)	5	(25)
Other costs and expenses	1,637	1,509	215	(87)
Total change	12,484	7,023	1,736	3,725
For the three months ended June 30, 2026	$52,830	$30,827	$8,589	$13,414
Percentage change	30.9%	29.5%	25.3%	38.4%
__________
(1)Primarily due to higher salaries, employee benefits, sales commissions, incentive compensation and payroll taxes, due to higher headcount and sales volumes.
(2)Primarily due to anticipated above target achievement for certain PSU awards due to sales growth.
(3)Clinical trial costs and expenses represented approximately 53% and 47% of total research and development costs and expenses for the three months ended June 30, 2026 and 2025, respectively. Product development costs and expenses represented approximately 47% and 53% of total research and development costs and expenses for the three months ended June 30, 2026 and 2025, respectively.

Other Income (Expense), Net
Other income, net, for the three months ended June 30, 2026 increased $1,733, or 158.6%, to $640, as compared to Other expense, net, of $1,093 for the three months ended June 30, 2025. The increase in total other income, net, was primarily due to a decrease of $1,976 in interest expense and an increase of investment income of $561, partially offset by decreases of $480 from the change in fair value of the debt derivative liabilities and $324 from other income.
Income Taxes
We had no material income tax expense or benefit during the three months ended June 30, 2026 and 2025 due to the incurrence of fiscal year net operating losses in both periods, the benefits of which have a full valuation allowance.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth, for the periods presented, our results of operations expressed as dollar amounts and percentage of total revenue:

	Six Months Ended
	June 30, 2026		June 30, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$131,188	100.0%	$105,222	100.0%
Cost of goods sold	34,325	26.2	28,271	26.9
Gross profit	96,863	73.8	76,951	73.1
Costs and expenses
Sales and marketing	59,460	45.3	44,849	42.6
Research and development	16,106	12.3	12,944	12.3
General and administrative	26,285	20.0	19,147	18.2
Total costs and expenses	101,851	77.6	76,940	73.1
(Loss) income from operations	(4,988)	(3.8)	11	—
Other income (expense)
Investment income	1,554	1.1	497	0.5
Interest expense	(695)	(0.5)	(4,227)	(4.0)
Loss on extinguishment of debt	(16,849)	(12.8)	—	—
Change in fair value of debt derivative liabilities	—	—	322	0.3
Other (expense) income, net	(122)	(0.1)	142	0.1
Total other expense, net	(16,112)	(12.3)	(3,266)	(3.1)
Net loss	$(21,100)	(16.1)%	$(3,255)	(3.1)%
Revenues
Revenues for the six months ended June 30, 2026 increased $25,966, or 24.7%, to $131,188, as compared to $105,222 for the six months ended June 30, 2025. The increase in revenues was primarily driven by an increase in unit volume and the impact of changes in price.
Gross Profit
Gross profit for the six months ended June 30, 2026 increased $19,912, or 25.9%, to $96,863, as compared to $76,951 for the six months ended June 30, 2025. Gross margin as a percentage of revenues was 73.8% and 73.1% for the six months ended June 30, 2026 and 2025, respectively. Higher margins on products sold were driven by lower inventory write-offs partially offset by the impact of higher product costs.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Costs and Expenses

Following is a summary of the change in costs and expenses for the six months ended June 30, 2026:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the six months ended June 30, 2025	$76,940	$44,849	$12,944	$19,147
Change from:
Compensation costs (1)	14,522	8,884	1,049	4,589
Stock-based compensation expenses (2)	6,103	1,663	1,465	2,975
Research and development project costs (3)	1,943	—	1,943	—
Marketing program costs	1,121	1,121	—	—
Travel costs	1,044	819	262	(37)
Professional services fees and expenses	(2,103)	259	(1,774)	(588)
Occupancy related costs	(69)	54	(51)	(72)
Other costs and expenses	2,350	1,811	268	271
Total change	24,911	14,611	3,162	7,138
For the six months ended June 30, 2026	$101,851	$59,460	$16,106	$26,285
Percentage change	32.4%	32.6%	24.4%	37.3%
__________
(1)Primarily due to higher salaries, employee benefits, sales commissions, incentive compensation and payroll taxes, due to higher headcount and sales volumes.
(2)Primarily due to anticipated above target achievement for certain PSU awards due to sales growth.
(3)Clinical trial costs and expenses represented approximately 55% and 44% of total research and development costs and expenses for the six months ended June 30, 2026 and 2025, respectively. Product development costs and expenses represented approximately 45% and 56% of total research and development costs and expenses for the six months ended June 30, 2026 and 2025, respectively.

Other Expense, Net
Other expense, net, for the six months ended June 30, 2026 increased $12,846, or 393.3%, to $16,112, as compared to $3,266 for the six months ended June 30, 2025. The increase in total other expense, net, was due to loss on the extinguishment of debt of $16,849, and decreases of $322 from the change in fair value of the debt derivative liabilities and $264 from other income. These increases were partially offset by a decrease of $3,532 in interest expense and an increase of $1,057 in investment income.
Income Taxes
We had no material income tax expense or benefit during the six months ended June 30, 2026 and 2025 due to the incurrence of net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. During the six months ended June 30, 2026, the IRS completed examining our 2021 federal income tax return with no material findings.

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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents and investments totaling $111,412. Our cash equivalents are comprised of money market mutual funds and our investments primarily consist of U.S. treasuries and corporate bonds. Our cash and cash equivalents and investments increased $69,884 to $111,412 from $41,528 at December 31, 2025. The increase was primarily as a result of net proceeds from the Offering of $133,252 and the release of $2,000 of restricted cash under the contractual terms of a lease agreement. These increases were partially offset by cash used for early payoff and termination of the Credit Facility of $69,707, payment of employee tax withholdings for shares withheld from vested stock awards and payment of annual bonuses during the first quarter of 2026.
On June 30, 2026 and December 31, 2025, our current assets exceeded our current liabilities by $170,002 and $96,866, respectively, and we had a current ratios of 6.6x and 5.1x, respectively. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products, will allow us to fund our operations through at least the next twelve months from the date of issuance of the accompanying financial statements.

Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Net cash provided by (used in):
Operating activities	$8,786	$(5,449)
Investing activities	(15,464)	(5,608)
Financing activities	63,702	3,539
Net increase (decrease) in cash and cash equivalents, and restricted cash	$57,024	$(7,518)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $8,786 during the six months ended June 30, 2026 as compared to net cash used in operating activities of $5,449 during the six months ended June 30, 2025. The increase in net cash provided by operating activities of $14,235, or 261.2%, was primarily due to a net favorable change in non-cash charges and working capital accounts of $24,484 and $8,108, respectively, offset by an increase in net loss of $17,845.
Net Cash Used in Investing Activities
Net cash used in investing activities was $15,464 and $5,608 for the six months ended June 30, 2026 and 2025, respectively, an increase of $9,856 primarily as a result of an increase in the purchase of investments of $10,913 and an increase in the purchase of property and equipment of $2,704, partially offset by the sale of $8,000 of investments during the six months ended June 30, 2026, compared to the sale of $4,000 of investments during the six months ended June 30, 2025.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $63,702 and $3,539 for the six months ended June 30, 2026 and 2025, respectively, an increase of $60,163 primarily as a result of net proceeds from the Offering, the exercise of stock options and ESPP purchases, partially offset by cash used for early payoff and termination of the Credit Facility and payment of employee tax withholding on vested stock awards in exchange for shares withheld.
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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Uses of Capital
On July 28, 2026, we invested $7,000 in Trace Biosciences, a privately held biotechnology company. We funded this investment with cash on hand.
Contractual Obligations and Commitments

(in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Operating and finance lease obligations (1)	$2,112	$7,156	$7,258	$12,793	$29,319
Purchase obligations (2)	—	3,000	3,000	1,500	7,500
Total	$2,112	$10,156	$10,258	$14,293	$36,819
__________
(1)See Note 7 - Leases in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(f) of the Exchange Act).

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, our Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K as noted below.

Name and Title	Action	Date	Trading Arrangement		Aggregate Number of Securities to be Sold	Expiration Date
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Kathy Weiler, Director	Adopt	5/8/2026	X		35,976	1/31/2027
Amy Wendell, Director	Adopt	5/12/2026	X		13,353	6/1/2027
Joseph A. Tyndall, Director	Adopt	6/3/2026	X		3,500	6/3/2027
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

AXOGEN, INC.

Dated: July 29, 2026	/s/ Michael Dale
Michael Dale Chief Executive Officer and President (Principal Executive Officer)

Dated: July 29, 2026	/s/ Lindsey Hartley
Lindsey Hartley Chief Financial Officer (Principal Accounting Officer)