Form 10-Q
period 2026-09-30
Axogen, Inc.
filed 2026-10-28
CIK 805928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 26, 2026, the registrant had 59,730,715 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Axogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$328,888	$35,548
Restricted cash	2,000	4,000
Investments	19,180	5,980
Accounts receivable, net of allowance for doubtful accounts of $770 and $948, respectively	34,008	26,169
Inventory	49,063	42,373
Prepaid expenses and other assets	4,953	6,352
Total current assets	438,092	120,422
Property and equipment, net	81,946	81,783
Operating lease right-of-use assets	13,394	12,732
Intangible assets, net	7,910	6,750
Other assets, net	8,997	—
Total assets	$550,339	$221,687

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$34,626	$21,184
Current maturities of long-term lease obligations	1,830	2,372
Total current liabilities	36,456	23,556

Long-term debt, net of debt discount and financing fees	—	48,387
Long-term lease obligations	17,639	16,870
Debt derivative liabilities	—	3,886
Other long-term liabilities	141	141
Total liabilities	54,236	92,840

Commitments and contingencies - see Note 15

Shareholders’ equity
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 59,724,524 and 47,199,797 shares issued and outstanding, respectively	597	472
Additional paid-in capital	821,235	435,338
Accumulated deficit	(325,729)	(306,963)
Total shareholders’ equity	496,103	128,847
Total liabilities and shareholders’ equity	$550,339	$221,687
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$75,834	$60,082	$207,022	$165,304
Cost of goods sold	19,103	14,089	53,428	42,360
Gross profit	56,731	45,993	153,594	122,944
Costs and expenses
Sales and marketing	30,361	25,680	89,821	70,529
Research and development	8,950	7,565	25,056	20,509
General and administrative	16,465	10,836	42,750	29,983
Total costs and expenses	55,776	44,081	157,627	121,021
Income (loss) from operations	955	1,912	(4,033)	1,923
Other income (expense)
Investment income	1,431	319	2,985	816
Interest expense	(1)	(1,757)	(696)	(5,984)
Loss on extinguishment of debt	—	—	(16,849)	—
Change in fair value of debt derivative liabilities	—	209	—	531
Other (expense) income, net	(51)	25	(173)	167
Total other income (expense), net	1,379	(1,204)	(14,733)	(4,470)
Net income (loss)	$2,334	$708	$(18,766)	$(2,547)

Weighted average common shares outstanding - basic	55,158,424	46,494,598	53,437,633	45,905,069
Weighted average common shares outstanding - diluted	61,525,789	49,088,436	53,437,633	45,905,069

Net income (loss) per common share - basic	$0.04	$0.02	$(0.35)	$(0.06)
Net income (loss) per common share - diluted	$0.04	$0.01	$(0.35)	$(0.06)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(18,766)	$(2,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,787	5,027
Amortization of right-of-use assets	1,305	294
Amortization of intangible assets	329	221
Amortization of debt discount and deferred financing fees	68	666
Provision for bad debts	4	358
Loss on disposal of equipment	26	—
Change in fair value of debt derivative liabilities	—	(531)
Investment gains, net	(191)	(238)
Loss on extinguishment of debt	16,849	—
Stock-based compensation expense	24,403	13,501
Change in operating assets and liabilities:
Accounts receivable	(7,843)	(7,028)
Inventory	(6,690)	(7,398)
Prepaid expenses and other assets	1,399	(619)
Other assets, net	(1,989)	—
Accounts payable and accrued expenses	13,359	(2,985)
Operating lease obligations	(1,724)	(833)
Cash paid for interest portion of financing lease obligations	(4)	(3)
Other long-term liabilities	—	(111)
Net cash provided by (used in) operating activities	25,322	(2,226)

Cash flows from investing activities:
Purchase of property and equipment	(5,074)	(2,498)
Purchase of investments	(27,209)	(13,723)
Proceeds from sale of investments	14,200	8,000
Purchases of equity investments held at cost	(7,008)	—
Cash payments for intangible assets	(1,306)	(1,138)
Net cash used in investing activities	$(26,397)	$(9,359)

	(CONTINUED...)

Axogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from financing activities:
Proceeds from issuance of common stock	$359,622	$—
Payment of stock issuance costs	(1,341)	—
Repayment of long-term debt	(48,585)	—
Fees paid to lender related to debt extinguishment	(20,498)	—
Fees paid to third parties related to debt extinguishment	(107)	—
Payments of employee tax withholding on vested stock awards	(9,447)	—
Cash paid for debt portion of financing lease obligations	(14)	(11)
Proceeds from exercise of stock options and ESPP stock purchases	12,785	5,944
Net cash provided by financing activities	292,415	5,933
Net increase (decrease) in cash and cash equivalents, and restricted cash	291,340	(5,652)
Cash and cash equivalents, and restricted cash, beginning of period	39,548	33,554
Cash and cash equivalents, and restricted cash, end of period	$330,888	$27,902

Supplemental disclosures of cash flow activity:
Cash paid for interest	$628	$5,089
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment change in accounts payable and accrued expenses	$(99)	$236
Acquisition of right-of-use asset in exchange for a lease liability	$1,967	$—
Acquisition of intangible assets change in accounts payable and accrued expenses	$183	$(63)
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Three Months Ended September 30, 2026
Balance at June 30, 2026	53,656,293	$537	$583,783	$(328,063)	$256,257
Net income	—	—	—	2,334	2,334
Issuance of common shares	5,646,500	57	224,972	—	225,029
Stock-based compensation	—	—	8,794	—	8,794
Issuance of restricted and performance stock units, net of shares withheld for withholding taxes	9,507	—	(174)	—	(174)
Exercise of stock options	412,224	3	3,860	—	3,863
Balance at September 30, 2026	59,724,524	$597	$821,235	$(325,729)	$496,103

Nine Months Ended September 30, 2026
Balance at December 31, 2025	47,199,797	$472	$435,338	$(306,963)	$128,847
Net loss	—	—	—	(18,766)	(18,766)
Issuance of common shares	10,246,500	103	358,178	—	358,281
Stock-based compensation	—	—	24,403	—	24,403
Issuance of restricted and performance stock units, net of shares withheld for withholding taxes	1,130,195	11	(9,458)	—	(9,447)
Exercise of stock options and employee stock purchases under the ESPP	1,148,032	11	12,774	—	12,785
Balance at September 30, 2026	59,724,524	$597	$821,235	$(325,729)	$496,103

Three Months Ended September 30, 2025
Balance at June 30, 2025	45,765,290	$457	$406,334	$(294,515)	$112,276
Net income	—	—	—	708	708
Stock-based compensation	—	—	5,424	—	5,424
Issuance of restricted and performance stock units	81,925	1	(1)	—	—
Exercise of stock options	270,068	3	2,394	—	2,397
Balance at September 30, 2025	46,117,283	$461	$414,151	$(293,807)	$120,805

Nine Months Ended September 30, 2025
Balance at December 31, 2024	44,148,836	$441	$394,726	$(291,260)	$103,907
Net loss	—	—	—	(2,547)	(2,547)
Stock-based compensation	—	—	13,501	—	13,501
Issuance of restricted and performance stock units	1,301,062	13	(13)	—	—
Exercise of stock options and employee stock purchases under the ESPP	667,385	7	5,937	—	5,944
Balance at September 30, 2025	46,117,283	$461	$414,151	$(293,807)	$120,805
See Notes to Condensed Consolidated Financial Statements.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)
1.    Nature of Business
Axogen, Inc. (together with its wholly-owned subsidiaries, the “Company”) was incorporated in Minnesota. The Company’s business is focused on the science, development and commercialization of the technologies used for peripheral nerve regeneration and repair. The Company’s products include Avance® (acellular nerve allograft-arwx), Avance® Nerve Graft, Axoguard Nerve Connector®, Axoguard Nerve Protector®, Axoguard HA+ Nerve Protector™, Axoguard Nerve Cap® and Avive+ Soft Tissue Matrix®. The Company is headquartered in Florida. The Company has processing, warehousing and distribution facilities in Ohio and Texas.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025, which are included in the 2025 Annual Report on Form 10-K.
The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company’s markets for the remainder of fiscal year 2026. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Concentration
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of acquisition. Certain of the Company’s cash and cash equivalents balances exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of September 30, 2026, $328,388 of the cash and cash equivalents balance were not FDIC-insured or were in excess of FDIC limits.
Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported on the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown on the Condensed Consolidated Statements of Cash Flows as of the periods presented:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$328,888	$35,548
Restricted cash	2,000	4,000
Total Cash and cash equivalents, and Restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$330,888	$39,548

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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 — Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01 — Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public business entities to provide additional disclosure about certain types of expenses included in the expense captions presented on the statement of operations, including purchases of inventory, employee compensation, depreciation, amortization and depletion. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Retrospective application is permitted. Upon adoption, the Company expects to enhance expense disclosures based on the new requirements.
In September 2025, the FASB issued ASU 2025-06 — Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, including removing reference to “project stages” and introducing a “probable-to-complete recognition threshold.” ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.
In December 2025, the FASB issued ASU 2025-10 — Government Assistance (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes guidance for the recognition, measurement and presentation of government grants received by business entities, including grants related to assets and grants related to income. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance.
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
All other ASUs issued and not yet effective as of September 30, 2026 and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
3.    Inventory
Inventory consists of the following as of the periods presented:

(in thousands)	September 30, 2026	December 31, 2025
Finished goods	$44,081	$37,538
Work in process	948	1,215
Raw materials	6,709	5,822
Less: inventory reserve	(2,675)	(2,202)
Inventory	$49,063	$42,373

4.    Property and Equipment, Net
Property and equipment, net consists of the following as of the periods presented:

(in thousands)	September 30, 2026	December 31, 2025
Land	$1,090	$731
Building	62,284	60,679
Leasehold improvements	18,154	18,060
Processing equipment	17,356	16,572
Furniture and equipment	10,347	10,850
Projects in process	2,193	1,241
Finance lease right-of-use assets	81	80
Property and equipment, at cost	111,505	108,213
Less: accumulated depreciation	(29,559)	(26,430)
Property and equipment, net	$81,946	$81,783

Depreciation expense is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation expense	$1,577	$1,642	$4,787	$5,027

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
5.    Intangible Assets, Net
Intangible assets, net consist of the following as of the periods presented:

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$8,918	$(1,747)	$7,171	$7,498	$(1,418)	$6,080

Unamortized intangible assets:
Trademarks	739	—	739	670	—	670
Total intangible assets	$9,657	$(1,747)	$7,910	$8,168	$(1,418)	$6,750
Amortization expense is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization expense	$117	$88	$329	$221
As of September 30, 2026, future amortization of patents is as follows:

(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$121
2027	483
2028	483
2029	483
2030	483
Thereafter	5,118
Total	$7,171

6.     Other Assets, Net
Other assets, net consists of the following as of the period presented:

(in thousands)	September 30, 2026
Equity investments held at cost	$7,008
Capitalized software implementation costs	1,105
Other assets, net	884
Other assets, net	$8,997
Equity Investments Held at Cost
The Company may strategically invest in noncontrolling equity interests of privately-held companies.
During the three months ended September 30, 2026, the Company made a strategic investment of $7,000 in preferred stock of Trace Biosciences Inc. (“Trace”), a privately held biotechnology company, representing ownership of approximately 18.9%. The investment does not have a readily determinable fair value and is accounted for under the measurement alternative under ASC 321, Investments — Equity Securities. Under the measurement alternative, the investment is measured at cost, less

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2026, the carrying value of the Company’s investment in Trace was $7,008, including capitalized transaction costs, and was included within Other assets, net on the Condensed Consolidated Balance Sheet. No adjustments for observable price changes or impairment were recognized during the three months ended September 30, 2026.

7.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	Balance Sheet Classification	September 30, 2026
(in thousands)		Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$95,819	$—	$—	$95,819
U.S. Treasuries	Investments	9,936	—	—	9,936
Corporate bonds	Investments	—	9,244	—	9,244
Total assets		$105,755	$9,244	$—	$114,999

	Balance Sheet Classification	December 31, 2025
(in thousands)		Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$28,255	$—	$—	$28,255
U.S. Treasuries	Investments	5,980	—	—	5,980
Total assets		$34,235	$—	$—	$34,235

Liabilities
Debt derivative liabilities		$—	$—	$3,886	$3,886
The changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented were as follows:

(in thousands)	Three Months Ended September 30, 2025
Balance at June 30, 2025	$2,078
Change in fair value included in net income	(210)
Balance at September 30, 2025	$1,868

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Balance at December 31, 2025 and 2024	$3,886	$2,400
Change in fair value included in net loss	—	(531)
Extinguishment of debt derivative included in net loss	(3,886)	—
Balance at September 30, 2026 and 2025	$—	$1,868
There were no changes in the levels or methodology of the measurement of financial assets or liabilities during the nine months ended September 30, 2026 and 2025.
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
The components of total operating lease expense and sublease income are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease costs	$950	$919	$2,841	$2,749
Short-term lease costs	30	158	90	420
Variable lease costs	375	65	1,084	113
Total operating lease expense	$1,355	$1,142	$4,015	$3,282

Sublease income	$270	$269	$811	$810
Supplemental balance sheet information related to the operating and financing leases is as follows as of the periods presented:

(in thousands, except lease term and discount rate)	September 30, 2026	December 31, 2025
Operating Leases
Right-of-use operating assets	$13,394	$12,732
Current maturities of long-term lease obligations	$1,810	$2,354
Long-term lease obligations	$17,622	$16,838

Financing Leases
Right-of-use financing assets, net of accumulated amortization (1)	$31	$44
Current maturities of long-term lease obligations	$20	$18
Long-term lease obligations	$17	$32

Weighted average operating lease term	7.5 years	8.1 years
Weighted average financing lease term	2.0 years	1.8 years

Weighted average discount rate - operating leases	10.23%	10.87%
Weighted average discount rate - financing leases	13.59%	8.01%
__________
(1)Financing leases are included in Property and equipment, net on the Condensed Consolidated Balance Sheets.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
Future minimum lease payments under operating and financing leases as of September 30, 2026 are as follows:

(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$1,014
2027	3,569
2028	3,587
2029	3,665
2030	3,594
Thereafter	12,793
Total	28,222
Less: imputed interest	(8,753)
Total lease obligations	19,469
Less: current maturities of long-term lease obligations	(1,830)
Long-term lease obligations	$17,639
Lease Modifications
The Company accounts for lease revisions as a lease modification in accordance with FASB ASC 842, Leases, when the modification effectively terminates the existing lease and creates a new lease.
The Company and Progress Park Buildings Alachua, LLC, a Florida limited liability company (as successor in interest to Alachua Copeland Park Investments, LLC, a Florida limited liability company, who was successor in interest to Ology Bioservices Holdings, LLC, a Delaware limited liability company, who was successor in interest to SNH Medical Office Properties Trust), are parties to a lease dated February 6, 2007, as amended (the “Primary Lease”). Pursuant to the Primary Lease, the Company leases an approximately 19,000 square foot corporate headquarters facility in Alachua, Florida. On February 24, 2026, the Company entered into a seventh amendment to the Primary Lease to extend the term of the Primary Lease to December 31, 2031. The Company recorded a right-of-use asset and lease liability of $1,967 and $2,053, respectively, related to this extension.

9.     Long-Term Debt, Net of Debt Discount and Financing Fees
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
The Company paid Credit Facility debt interest of $1,519 during the three months ended September 30, 2025, and $438 and $4,512 during the nine months ended September 30, 2026 and 2025, respectively, to the Lender.
In connection with the Credit Facility, the Company entered into a revenue participation agreement (the “Revenue Participation Agreement”) with the Lender, which provided a quarterly royalty payment as a percentage of the Company’s net revenues, up to $70,000 in any given year. The Company recorded $186 and $756 during the nine months ended September 30, 2026 and 2025, respectively, as interest expense for this Revenue Participation Agreement.
Upon repayment of the Credit Facility, the Company was required to repay the principal balance and provide a make-whole payment calculated to generate an internal rate of return to the Lender equal to 11.5%, less the total of all quarterly interest and royalty payments previously paid to the Lender (the “Make-Whole Payment”).
On January 20, 2026, the Company entered into a payoff letter with the Lender (the “Payoff Letter”). Pursuant to the Payoff Letter, the final payoff amount was $69,707 (the “Payoff Amount”). Upon payment of the Payoff Amount on January 28, 2026 and satisfaction of the other conditions specified in the Payoff Letter, all obligations under the Credit Facility, including the Make-Whole Payment, were paid in full, all liens and security interests securing such obligations were released,

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
and the Credit Facility and related loan documents were terminated, subject to certain customary surviving provisions. Payment of the Payoff Amount was funded by proceeds from an underwritten public offering of an aggregate of 4,600,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $31.00 per share completed by the Company on January 23, 2026 (the “January 2026 Offering”). See Note 10 - Shareholders’ Equity for additional details regarding the January 2026 Offering.
In connection with the repayment of the Credit Facility, the Company recorded a loss on extinguishment of debt of $16,849 during the nine months ended September 30, 2026.
Other Credit Facilities
The Company had restricted cash of $2,000 and $4,000 at September 30, 2026 and December 31, 2025, respectively which represents collateral for an irrevocable standby letter of credit required to meet contractual terms of a lease agreement held by the Company.

10.    Shareholders’ Equity
September 2026 Equity Offering
On September 10, 2026, the Company entered into an underwriting agreement (the “September Underwriting Agreement”) with BofA Securities, Inc., Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (the “September Underwriters”). Pursuant to the terms and conditions of the September Underwriting Agreement, the Company agreed to sell 4,910,000 shares of its common stock, $0.01 par value per share, at a public offering price of $42.50 per share (the “Initial Offering”), plus an additional 736,500 shares pursuant to the September Underwriters’ option to purchase additional shares (the “Greenshoe Offering” and together with the Initial Offering, the “September 2026 Offering”). The Initial Offering closed on September 11, 2026 and the Greenshoe Offering closed on September 16, 2026 with an aggregate sale of 5,646,500 shares.
The Company received net proceeds from the September 2026 Offering of $225,029, after deducting the underwriting discounts and commissions, and expenses in connection with the September 2026 Offering. Net proceeds from the September 2026 Offering were used to fund the BioCircuit Acquisition and related fees and expenses, with the remaining net proceeds to be used for general corporate purposes. See Note 16 - Subsequent Events for details regarding the BioCircuit Acquisition.
January 2026 Equity Offering
On January 21, 2026, the Company entered into an underwriting agreement (the “January Underwriting Agreement”) with Wells Fargo Securities, LLC and Mizuho Securities USA LLC, as representatives of the underwriters (the “January Underwriters”). Pursuant to the terms and conditions of the January Underwriting Agreement, the Company agreed to sell 4,000,000 shares of its common stock, $0.01 par value per share, at a public offering price of $31.00 per share, plus an additional 600,000 shares pursuant to the January Underwriters’ option to purchase additional shares. The January 2026 Offering closed on January 23, 2026 with a sale of 4,600,000 shares.
The Company received net proceeds from the January 2026 Offering of $133,252, after deducting the underwriting discounts and commissions, and expenses in connection with the January 2026 Offering. Net proceeds from the January 2026 Offering were used for the early payoff and termination of the Credit Facility for a final repayment amount of $69,707. The remaining net proceeds to be used for working capital, capital expenditures and other general corporate purposes. See Note 9 - Long-Term Debt, Net of Debt Discount and Financing Fees for details regarding the termination of the Credit Facility.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
11.     Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 11 - Stock-Based Compensation to its consolidated financial statements included in the 2025 Annual Report on Form 10-K.
During the nine months ended September 30, 2026, the following stock-based awards were granted to directors, executive officers and other employees. All awards were granted under the 2019 Amended and Restated Long-Term Incentive Plan.

Type of Award	Quarter Awarded	Target Shares or Units	Weighted Average Grant Date Fair Value
Restricted Stock Units (1)	1st Quarter	522,980	$31.64
	2nd Quarter	41,708	$41.49
	3rd Quarter	30,683	$47.67

Performance Stock Units (2)	1st Quarter	525,474	$31.65
	2nd Quarter	3,498	$33.58
	3rd Quarter	11,556	$52.68
__________
(1)Restricted Stock Units (“RSUs”) awarded to certain officers and employees during the first, second and third quarters of 2026 vest 50% after 24 months and an additional 25% on the third and fourth anniversaries of the grant date. Included in the second quarter RSUs are 31,931 units awarded to the Board of Directors for their annual fee, vesting one year from the date of the award. Upon vesting, the outstanding number of RSUs vested are converted into common stock.
(2)Performance Stock Units (“PSUs”) were awarded to certain executive officers and other employees during the first and third quarters of 2026 with a target of 392,556 shares and performance metrics tied to the Company’s revenue compounded annual growth rate (“CAGR”) from 2026 through 2028 and total shareholder return (“TSR”) relative to its peers (“Relative TSR”) with a payout ranging from 0% to 200% upon achievement of specific revenue CAGR and relative TSR goals (the “2026 CAGR TSR PSUs”). The 2026 CAGR TSR PSUs vest at the end of the three-year period upon determination of the results at the end of the performance period. PSUs were awarded to certain employees during the first and second quarters of 2026 with a target of 49,950 shares and performance metrics tied to the achievement of sales quota goals.
Non-cash stock-based compensation expense is included in the following line items on the Condensed Consolidated Statements of Operations as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Costs of goods sold	$695	$706	$2,824	$1,406
Sales and marketing	2,176	1,524	5,737	3,422
Research and development	1,826	1,047	5,040	2,796
General and administrative	4,097	2,147	10,802	5,877
Total non-cash stock-based compensation expense	$8,794	$5,424	$24,403	$13,501

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
12.     Basic and Diluted Net Income (Loss) Per Common Share
The following reflects the net income (loss) attributable to common shareholders and share data used in the basic and diluted net income (loss) per common share computations using the two-class method for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income (loss)	$2,334	$708	$(18,766)	$(2,547)

Denominator:
Weighted average shares outstanding - basic	55,158,424	46,494,598	53,437,633	45,905,069
Weighted average shares outstanding - diluted	61,525,789	49,088,436	53,437,633	45,905,069

Net income (loss) per common share - basic	$0.04	$0.02	$(0.35)	$(0.06)
Net income (loss) per common share - diluted	$0.04	$0.01	$(0.35)	$(0.06)

Anti-dilutive shares excluded from the calculation of diluted net income (loss) per common share (1)
Stock options	15,891	551,652	1,248,601	728,199
Restricted and performance stock units	29,349	1,631,075	4,848,436	1,159,489
__________
(1)Common equivalent shares for the nine months ended September 30, 2026 and 2025 are not included in the diluted per share calculations as they would be dilutive if the Company was in a net income position.

13.     Income Taxes
The Company has not recorded material income tax expense or income tax benefit for the three and nine months ended September 30, 2026 and 2025 due to the generation of fiscal year net operating losses, the benefits of which have been fully reserved.
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities as measured by enacted state and federal tax rates. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that a portion or none of the deferred tax assets will be realized. As of September 30, 2026 and December 31, 2025, management assessed the realizability of deferred tax assets. After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management determined that a full valuation allowance was necessary as of September 30, 2026 and December 31, 2025. A portion of the net operating loss carryforwards may expire due to limitations imposed by Section 382 of the Internal Revenue Code (“IRC”). In addition, future utilization of the available net operating loss carryforwards may be limited under IRC Section 382 as a result of changes in ownership.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the U.S. The Company’s remaining open tax years subject to examination by federal tax authorities include the years ended December 31, 2022 through 2025. During the nine months ended September 30, 2026, the Internal Revenue Service (the “IRS”) completed examining the Company’s 2021 federal income tax return with no material findings. The Company’s remaining open tax years subject to examination by state and foreign tax authorities include the years ended December 31, 2021 through 2025. However, for tax years 2004 through 2021, federal and state taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized.

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
14.     Segments

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

Geographic Areas

International revenues are defined as revenues generated from sales to customers outside of the U.S. The following table details total revenues by major geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
U.S.	$75,054	$59,438	$204,190	$163,127
International	780	644	2,832	2,177
Total revenues	$75,834	$60,082	$207,022	$165,304
As of September 30, 2026 and December 31, 2025, all of the Company’s long-lived assets were held within the U.S.

15.     Commitments and Contingencies
Service Agreements

The Company pays a third party a facility fee for the use of cleanrooms, manufacturing, storage, and office space and for services in support of its tissue processing including for routine sterilization of daily supplies, providing disposable supplies and microbial services, and office support pursuant to a License and Services Agreement, as amended (the “License and Services Agreement”). Pursuant to the License and Services Agreement, the Company recorded expenses of $217 and $233 for the three months ended September 30, 2026 and 2025, respectively, and $614 and $686 for the nine months ended September 30, 2026 and 2025, respectively, within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations. The License and Services Agreement was amended on December 31, 2023 extending the term through December 31, 2026. The License and Services Agreement may be terminated by either party by providing an eighteen-month written notice. The Company utilizes the same third-party vendor for processing and packaging of Avive+ Soft Tissue Matrix®.

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

Certain Economic Development Grants

The Company obtained certain economic development grants from state and local authorities totaling up to $2,685, including $1,250 of cash grants, to offset costs to acquire and develop the APC Facility. Certain of these economic development grants were subject to fixed asset investments and job creation milestones by December 31, 2024 and have clawback clauses if the Company does not meet the job creation milestones. In October 2025, the Company received notification from certain grant authorities that the Company is expected to satisfy its job creation milestone, assuming the Company continues to maintain its existing headcount and payroll amount thresholds through December 31, 2026. If the Company is unable to maintain minimum requirements under its grant agreements, the Company could be obligated to pay back up to approximately $950 as of September 30, 2026 related to these grants. As of September 30, 2026, the Company has received $1,250 in cash grants related to these economic development grants.

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

Axogen, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)
(in thousands, except share and per share amounts)
16.     Subsequent Events

On October 1, 2026, the Company completed its acquisition of BioCircuit Technologies, Inc. (“BioCircuit”), a Georgia corporation (the “BioCircuit Acquisition”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), Omega Merger Sub, Inc., a Georgia corporation and wholly owned subsidiary of the Company merged with and into BioCircuit, with BioCircuit surviving as a wholly owned subsidiary of the Company (the “Merger”). The base purchase price was $200,000 in cash, subject to adjustments for cash, indebtedness, transaction expenses and net working capital. At closing, $1,000 was withheld to satisfy any post-closing purchase price adjustments. In connection with the BioCircuit Acquisition, the Company incurred transaction expenses of $1,883 during the three months ended September 30, 2026, recorded in General and administrative expense on its Condensed Consolidated Statements of Operations. The Company estimates approximately $5,000 of additional transaction expenses during the three months ended December 31, 2026.

The BioCircuit Acquisition and related fees and expenses were funded by net proceeds from the September 2026 Offering of an aggregate of 5,646,500 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $42.50 per share completed on September 16, 2026. See Note 10 - Shareholders’ Equity for additional details regarding the September 2026 Offering.

As of the date of issuance of these Condensed Consolidated Financial Statements, the initial accounting for the BioCircuit Acquisition has not been completed.

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
•Axoguard Nerve Cap®, a porcine submucosa ECM product used to protect a peripheral nerve end and separate the nerve from the surrounding environment to reduce the development of symptomatic or painful neuroma (“Axoguard Nerve Cap”); and
•Avive+ Soft Tissue Matrix®, a multi-layer amniotic membrane allograft used to protect and separate tissues in the surgical bed during the critical phase of tissue healing (“Avive+ Soft Tissue Matrix”).
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
Summary of Operational and Business Highlights
•Revenues were $75,834 for the quarter ended September 30, 2026, an increase of $15,752 or 26.2% compared to the quarter ended September 30, 2025.
•Gross profit was $56,731 for the quarter ended September 30, 2026, an increase of $10,738 or 23.3% compared to the quarter ended September 30, 2025.
•Year-to-date revenue growth through the third quarter of 2026 was broad-based across Extremities, Oral Maxillofacial & Head and Neck, and Breast, driven by 20% plus year-over-year account productivity, expanding sales force coverage, and improving commercial insurance coverage and payment.
•Received positive coverage decisions from Elevance and Aetna; commercial payer coverage for Avance is now approximately 96% of covered lives in the United States.

•Closed an upsized public offering with the sale of 5,646,500 shares of common stock and receipt of $225,029 of net proceeds, with $200,000 of the net proceeds used to fund the BioCircuit Acquisition and $1,883 used to fund transaction related expenses, with the remaining funds available for general corporate purposes.

•On October 1, 2026 we completed the acquisition of BioCircuit, a privately held medical device company and developer of NerveTape®.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table sets forth, for the periods presented, our results of operations expressed as dollar amounts and percentage of total revenue:

	Three Months Ended
	September 30, 2026		September 30, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$75,834	100.0%	$60,082	100.0%
Cost of goods sold	19,103	25.2	14,089	23.4
Gross profit	56,731	74.8	45,993	76.6
Costs and expenses
Sales and marketing	30,361	40.0	25,680	42.7
Research and development	8,950	11.8	7,565	12.6
General and administrative	16,465	21.7	10,836	18.1
Total costs and expenses	55,776	73.5	44,081	73.4
Income from operations	955	1.3	1,912	3.2
Other income (expense)
Investment income	1,431	1.9	319	0.5
Interest expense	(1)	—	(1,757)	(2.9)
Change in fair value of debt derivative liabilities	—	—	209	0.4
Other (expense) income, net	(51)	(0.1)	25	—
Total other income (expense), net	1,379	1.8	(1,204)	(2.0)
Net income	$2,334	3.1%	$708	1.2%
Revenues
Revenues for the three months ended September 30, 2026 increased $15,752, or 26.2%, to $75,834, as compared to $60,082 for the three months ended September 30, 2025. The increase in revenues was primarily driven by an increase in unit volume and the impact of changes in price.

Gross Profit
Gross profit for the three months ended September 30, 2026 increased $10,738, or 23.3%, to $56,731, as compared to $45,993 for the three months ended September 30, 2025. Gross margin as a percentage of revenues was 74.8% and 76.6% for the three months ended September 30, 2026 and 2025, respectively. Compared to the three months ended September 30, 2025, margins on products sold declined primarily due to higher product costs, partially offset by lower inventory write-offs.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Costs and Expenses

Following is a summary of the change in costs and expenses for the three months ended September 30, 2026:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the three months ended September 30, 2025	$44,081	$25,680	$7,565	$10,836
Change from:
Compensation costs (1)	4,662	2,290	173	2,199
Stock-based compensation expenses (2)	3,381	652	779	1,950
BioCircuit transaction and integration costs	1,969	—	—	1,969
Research and development project costs (3)	1,025	—	1,025	—
Travel costs	202	148	31	23
Marketing program costs	141	141	—	—
Occupancy related costs	(161)	20	(76)	(105)
Professional services fees and expenses	(42)	870	(728)	(184)
Other costs and expenses	518	560	181	(223)
Total change	11,695	4,681	1,385	5,629
For the three months ended September 30, 2026	$55,776	$30,361	$8,950	$16,465
Percentage change	26.5%	18.2%	18.3%	51.9%
__________
(1)Primarily due to higher salaries, employee benefits, sales commissions, incentive compensation and payroll taxes, due to higher headcount and sales volumes.
(2)Primarily due to anticipated above target achievement for certain PSU awards due to sales growth.
(3)Clinical trial costs and expenses represented approximately 57% and 47% of total research and development costs and expenses for the three months ended September 30, 2026 and 2025, respectively. Product development costs and expenses represented approximately 43% and 53% of total research and development costs and expenses for the three months ended September 30, 2026 and 2025, respectively.

Other (Expense) Income, Net
Other income, net, for the three months ended September 30, 2026 increased $2,583, or 214.5%, to $1,379, as compared to Other expense, net, of $1,204 for the three months ended September 30, 2025. The increase in total other income, net, was primarily due to a decrease in interest expense of $1,756 and an increase in investment income of $1,112, partially offset by decreases from the change in fair value of the debt derivative liabilities of $209 and from other income of $76.
Income Taxes
We had no material income tax expense or benefit during the three months ended September 30, 2026 and 2025 due to the incurrence of fiscal year net operating losses in both periods, the benefits of which have a full valuation allowance.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table sets forth, for the periods presented, our results of operations expressed as dollar amounts and percentage of total revenue:

	Nine Months Ended
	September 30, 2026		September 30, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$207,022	100.0%	$165,304	100.0%
Cost of goods sold	53,428	25.8	42,360	25.6
Gross profit	153,594	74.2	122,944	74.4
Costs and expenses
Sales and marketing	89,821	43.4	70,529	42.7
Research and development	25,056	12.1	20,509	12.4
General and administrative	42,750	20.6	29,983	18.1
Total costs and expenses	157,627	76.1	121,021	73.2
(Loss) income from operations	(4,033)	(1.9)	1,923	1.2
Other income (expense)
Investment income	2,985	1.4	816	0.5
Interest expense	(696)	(0.3)	(5,984)	(3.6)
Loss on extinguishment of debt	(16,849)	(8.2)	—	—
Change in fair value of debt derivative liabilities	—	—	531	0.3
Other (expense) income, net	(173)	(0.1)	167	0.1
Total other expense, net	(14,733)	(7.2)	(4,470)	(2.7)
Net loss	$(18,766)	(9.1)%	$(2,547)	(1.5)%
Revenues
Revenues for the nine months ended September 30, 2026 increased $41,718, or 25.2%, to $207,022, as compared to $165,304 for the nine months ended September 30, 2025. The increase in revenues was primarily driven by an increase in unit volume and the impact of changes in price.
Gross Profit
Gross profit for the nine months ended September 30, 2026 increased $30,650, or 24.9%, to $153,594, as compared to $122,944 for the nine months ended September 30, 2025. Gross margin as a percentage of revenues was 74.2% and 74.4% for the nine months ended September 30, 2026 and 2025, respectively. Lower margins on products sold were driven by the impact of higher product costs partially offset by lower inventory write-offs.

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Costs and Expenses

Following is a summary of the change in costs and expenses for the nine months ended September 30, 2026:

(dollars in thousands)	Total costs and expenses	Sales and marketing	Research and development	General and administrative
For the nine months ended September 30, 2025	$121,021	$70,529	$20,509	$29,983
Change from:
Compensation costs (1)	19,184	11,174	1,222	6,788
Stock-based compensation expenses (2)	9,484	2,315	2,244	4,925
Research and development project costs (3)	2,968	—	2,968	—
BioCircuit transaction and integration costs	1,969	—	—	1,969
Marketing program costs	1,262	1,262	—	—
Travel costs	1,246	967	293	(14)
Professional services fees and expenses	(2,145)	1,129	(2,502)	(772)
Occupancy related costs	(230)	74	(127)	(177)
Other costs and expenses	2,868	2,371	449	48
Total change	36,606	19,292	4,547	12,767
For the nine months ended September 30, 2026	$157,627	$89,821	$25,056	$42,750
Percentage change	30.2%	27.4%	22.2%	42.6%
__________
(1)Primarily due to higher salaries, employee benefits, sales commissions, incentive compensation and payroll taxes, due to higher headcount and sales volumes.
(2)Primarily due to anticipated above target achievement for certain PSU awards due to sales growth.
(3)Clinical trial costs and expenses represented approximately 56% and 46% of total research and development costs and expenses for the nine months ended September 30, 2026 and 2025, respectively. Product development costs and expenses represented approximately 44% and 54% of total research and development costs and expenses for the nine months ended September 30, 2026 and 2025, respectively.

Other Expense, Net
Other expense, net, for the nine months ended September 30, 2026 increased $10,263, or 229.6%, to $14,733, as compared to $4,470 for the nine months ended September 30, 2025. The increase in total other expense, net, was due to loss on the extinguishment of debt of $16,849, and decreases in the change in fair value of the debt derivative liabilities of $531 and other income of $340. These increases were partially offset by a decrease in interest expense of $5,288 and an increase in investment income of $2,169.
Income Taxes
We had no material income tax expense or benefit during the nine months ended September 30, 2026 and 2025 due to the incurrence of net operating losses in both periods, the benefits of which have a full valuation allowance. From time to time, we receive notices of examination of prior tax filings from federal and state authorities. During the nine months ended September 30, 2026, the IRS completed examining our 2021 federal income tax return with no material findings.

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

Axogen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
(in thousands, except share and per share amounts)
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were our cash and cash equivalents and investments totaling $348,068. Our cash equivalents are comprised of money market mutual funds and our investments primarily consist of U.S. treasuries and corporate bonds. Our cash and cash equivalents and investments increased $306,540 to $348,068 from $41,528 at December 31, 2025. The increase was primarily as a result of net proceeds from: (i) the September 2026 Offering of $225,029, (ii) the January 2026 Offering of $133,252, (iii) the exercise of stock options and ESPP purchases and (iv) the release of $2,000 of restricted cash under the contractual terms of a lease agreement. These increases were partially offset by cash used for: (i) early payoff and termination of the Credit Facility of $69,707, (ii) payment of employee tax withholdings for shares withheld from vested stock awards, (iii) payment of annual bonuses during the first quarter of 2026 and (iv) the purchase of a noncontrolling ownership interest in Trace.
On September 30, 2026 and December 31, 2025, our current assets exceeded our current liabilities by $401,636 and $96,866, respectively, and we had current ratios of 12.0x and 5.1x, respectively. Following quarter-end, we used approximately $200,000 of cash to fund the BioCircuit Acquisition, which has been taken into account in our assessment of our liquidity needs for the next twelve months. Based on current estimates, we believe that our existing cash and cash equivalents and investments, as well as cash provided by sales of our products, will allow us to fund our operations through at least the next twelve months from the date of issuance of the accompanying financial statements.

Cash Flow Information
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Net cash provided by (used in):
Operating activities	$25,322	$(2,226)
Investing activities	(26,397)	(9,359)
Financing activities	292,415	5,933
Net increase (decrease) in cash and cash equivalents, and restricted cash	$291,340	$(5,652)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $25,322 during the nine months ended September 30, 2026 as compared to net cash used in operating activities of $2,226 during the nine months ended September 30, 2025. The increase in net cash provided by operating activities of $27,548, or 1237.6%, was primarily due to a net favorable change in non-cash charges and working capital accounts of $28,282 and $16,266, respectively, offset by an increase in net loss of $16,219.
Net Cash Used in Investing Activities
Net cash used in investing activities was $26,397 and $9,359 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $17,038 primarily as a result of an increase in the purchase of: (i) investments of $13,486, (ii) equity investments of $7,008 and (iii) property and equipment of $2,576. These increases were partially offset by decreases from the sale of $14,200 of investments during the nine months ended September 30, 2026, compared to the sale of $8,000 of investments during the nine months ended September 30, 2025.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $292,415 and $5,933 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $286,482 primarily as a result of net proceeds from the September 2026 and January 2026 Offerings, the exercise of stock options and ESPP purchases. These increases were partially offset by cash used for early payoff and termination of the Credit Facility and payment of employee tax withholding on vested stock awards in exchange for shares withheld.

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
Uses of Capital
In July 2026, we invested $7,000 in Trace, a privately held biotechnology company. We funded this investment with cash on hand.

On October 1, 2026, we completed the BioCircuit Acquisition. The base purchase price was $200,000 in cash, subject to adjustments for cash, indebtedness, transaction expenses and net working capital. At closing, $1,000 was withheld to satisfy any post-closing purchase price adjustments. In connection with the BioCircuit Acquisition, we incurred transaction costs of $1,883 during the three months ended September 30, 2026 and we estimate approximately $5,000 of additional transaction costs during the three months ended December 31, 2026.

Contractual Obligations and Commitments

(in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Operating and finance lease obligations (1)	$1,014	$7,156	$7,259	$12,793	$28,222
Purchase obligations (2)	—	3,000	3,000	1,500	7,500
Total	$1,014	$10,156	$10,259	$14,293	$35,722
__________
(1)See Note 8 - Leases in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act).

Axogen, Inc.
PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
As disclosed in Note 15 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 15 - Commitments and Contingencies relating to legal proceedings is incorporated herein by reference.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2025 Annual Report on Form 10-K, except as set forth below. Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and accompanying notes, our Annual Report on Form 10-K for the year ended December 31, 2025, including our financial statements and related notes contained therein, and the additional information in the other reports we file with the SEC. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline, and you could lose part or all of your investment. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.
We may not realize the anticipated benefits of the Merger.
We may not realize the anticipated benefits of the Merger, or such benefits may take longer to realize than expected. The integration of BioCircuit’s business with our operations may be difficult, costly or time-consuming and may require a disproportionate amount of our resources and management’s attention. We may encounter difficulties in integrating BioCircuit’s operations, personnel, technologies, products and information systems, and the integration process may divert management’s attention from our existing business and result in unanticipated costs or disruptions. If we are unable to successfully integrate BioCircuit or realize the anticipated benefits of the Merger, our business, financial condition and results of operations could be adversely affected.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, our Section 16 officers and directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K as noted below.

Name and Title	Action	Date	Trading Arrangement		Aggregate Number of Securities to be Sold	Expiration Date
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Erick DeVinney, Chief Scientific Officer	Adopt	September 16, 2026	X		93,039	December 16, 2027
__________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Axogen, Inc.
ITEM 6 - EXHIBITS

Exhibit Number	Description	Filings Referenced for Incorporation by Reference

2.1†
Agreement and Plan of Merger, dated as of September 9, 2026, by and among Axogen, Inc., Omega Merger Sub, Inc., BioCircuit Technologies, Inc. and Michelle Jarrard, solely as representative of BioCircuit’s equityholders.
September 10, 2026, Form 8-K/A, Exhibit 2.1

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

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K.

Axogen, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOGEN, INC.

Dated: October 28, 2026	/s/ Michael Dale
Michael Dale Chief Executive Officer and President (Principal Executive Officer)

Dated: October 28, 2026	/s/ Lindsey Hartley
Lindsey Hartley Chief Financial Officer (Principal Accounting Officer)